Form 10-Q
period 2007-06-30
INFINERA CORP
filed 2007-08-01
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33486

Infinera Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

169 Java Drive

Sunnyvale, CA 94089

(Address of principal executive offices, including zip code)

(408) 572-5200

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐             Accelerated filer     ☐             Non-accelerated filer     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of July 18, 2007, 85,547,476 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Infinera Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,419	$28,884
Short-term investments	696	688
Accounts receivable	27,584	42,148
Inventory	58,511	58,269
Deferred inventory costs	70,299	62,936
Prepaid expenses and other current	3,074	3,115

Total current assets	357,583	196,040
Property, plant and equipment, net	30,746	26,665
Intangible assets	1,673	1,806
Deferred inventory costs, non-current	4,407	4,317
Other non-current assets	444	1,638

Total assets	$394,853	$230,466

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,963	$41,767
Accrued expenses	8,853	16,574
Accrued compensation and related benefits	9,080	7,628
Accrued warranty	4,324	1,339
Deferred revenue	129,605	101,080
Preferred stock warrant liability	—	5,409
Current portion of debt	4,500	20,025

Total current liabilities	185,325	193,822
Long-term portion of debt	—	8,357
Accrued warranty, non-current	5,712	1,378
Deferred revenue, non-current	9,350	9,873
Long-term exercised unvested options	1,298	996
Other long-term liabilities	3,021	1,811
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value
Authorized shares – 62,000 and 58,806 shares issued and outstanding	—	320,550
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value
Authorized shares – 25,000 and no shares outstanding	—	—
Common stock, $.0.001 par value
Authorized shares – 500,000 and 79,500 as of June 30, 2007 and December 31, 2006, respectively
Issued and outstanding shares – 85,358 and 9,054 as of June 30, 2007 and December 31, 2006, respectively	85	9
Additional paid-in capital	550,188	7,911
Accumulated other comprehensive loss	(129)	(153)
Accumulated deficit	(359,997)	(314,088)

Total stockholders’ equity (deficit)	190,147	(306,321)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$394,853	$230,466

The accompanying notes are an integral part of these financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Ratable product and related support and services	$54,411	$4,054	$100,358	$6,707
Product	4,005	—	7,250	—

Total revenue	58,416	4,054	107,608	6,707
Cost of revenue:
Cost of ratable product and related support and services	37,529	4,488	72,372	9,973
Lower of cost or market adjustment	2,219	3,657	3,286	7,982
Cost of product	2,488	—	3,851	—

Total cost of revenue	42,236	8,145	79,509	17,955
Gross profit (loss)	16,180	(4,091)	28,099	(11,248)
Operating expenses:
Sales and marketing	6,401	4,162	14,037	6,863
Research and development	14,079	7,272	30,137	13,718
General and administrative	5,358	2,286	10,915	3,664
Amortization of intangible assets	37	—	74	—

Total operating expenses	25,875	13,720	55,163	24,245

Loss from operations	(9,695)	(17,811)	(27,064)	(35,493)
Other income (expense), net:
Interest income	729	569	914	795
Interest expense	(1,119)	(1,399)	(2,182)	(2,389)
Other gain (loss), net	(15,978)	460	(17,515)	728

Total income (expense), net	(16,368)	(370)	(18,783)	(866)
Loss before provision for income taxes	(26,063)	(18,181)	(45,847)	(36,359)
Provision for income taxes	33	15	62	30

Net loss	$(26,096)	$(18,196)	$(45,909)	$(36,389)

Net loss per common share, basic and diluted	$(1.10)	$(3.23)	$(2.94)	$(6.84)

Shares used in computing basic and diluted net loss per common share	23,678	5,630	15,620	5,320

The accompanying notes are an integral part of these financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(45,909)	$(36,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,423	3,480
Amortization of debt discount	282	128
Asset impairment charges	393	—
Stock-based compensation expense	2,810	130
Revaluation of warrant liabilities	19,761	91
Gain on disposal of fixed assets	(20)
Gain on sale of assets held for sale	(2,001)	—
Unrealized loss on investments	(25)	—
Changes in assets and liabilities:
Accounts receivable	14,732	(7,052)
Inventory	1,661	(13,653)
Prepaid expenses and other current assets	39	(206)
Deferred inventory costs	(7,493)	(18,351)
Other non-current assets	599	(337)
Accounts payable	(12,761)	3,334
Accrued liabilities and other expenses	(5,603)	7,491
Deferred revenue	28,002	26,777
Accrued warranty	7,318	645

Net cash provided by (used in) operating activities	6,208	(33,912)
Cash Flows from Investing Activities:
Purchase of short-term investments	—	4
Proceeds from sale or maturity of short-term investments	—	1,098
Proceeds from disposition of acquired assets	—	1,450
Proceeds from disposal of fixed assets	30	—
Proceeds from sale of assets held for sale	2,507	—
Purchase of property and equipment	(8,723)	(4,937)

Net cash used in investing activities	(6,186)	(2,385)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Financing Activities:
Principal payments on loan obligation	(30,901)	(11,012)
Proceeds from loans	7,119	13,652
Proceeds from initial public offering, net of issuance costs	190,245	—
Proceeds from issuance of common stock	2,050	2,591
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	52,640
Proceeds from non-recourse notes	—	18
Repurchase of common stock	(50)	—

Net cash provided by financing activities	168,463	57,889
Effect of exchange rate changes	49	(62)

Net change in cash and cash equivalents	168,534	21,530
Cash and cash equivalents at beginning of period	28,884	36,013

Cash and cash equivalents at end of period	$197,418	$57,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,203	$1,369
Cash paid for income taxes	$81	$28

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization

Infinera Corporation (the Company) was founded in December 2000 and has developed a digital optical communications system called the Infinera DTN System (DTN System). The Company began commercial shipment of its DTN System in November 2004.

Initial Public Offering

In June 2007, the Company completed its initial public offering (IPO) of common stock in which it sold and issued 16.1 million shares of its common stock, including 2.1 million shares sold pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. The Company raised a total of $209.3 million in gross proceeds from its IPO, or $190.2 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and other offering costs of $4.4 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 59,427,606 shares of common stock.

Significant Accounting Policies

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. The condensed consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements which are included in the Company’s final prospectus dated June 6, 2007 related to its IPO (Prospectus). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Prospectus.

The accompanying unaudited interim consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Fiscal Calendar

Commencing in 2007, the Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. In previous years, the Company operated and reported financial results on a calendar year basis. Accordingly, the three-month periods ended June 30, 2007 and 2006 each comprised of 13 weeks. The six-month periods ended June 30, 2007 and 2006 each comprised 26 weeks. The current fiscal year ends on December 29, 2007 and is comprised of 52 weeks.

Use of Estimates

The consolidated financial statements are prepared in accordance with United States GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include the determination of the fair value of stock awards and warrants issued prior to its IPO, revenue recognition, warranty reserve and inventory valuation. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Revenue Recognition

The Company’s networking products are generally integrated with software that is more than incidental to the functionality of the equipment. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes product revenue when all of the following have occurred: (1) it has entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue is recognized net of cash discounts.

Substantially all of the Company’s product sales have been sold in combination with training and product support services, which consist of software warranty, updates and product support.

Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, telephone and internet access to technical support personnel. Training services include the right to a specified number of training classes over the term of the arrangement.

Vendor specific objective evidence (VSOE) of fair value for training and product support services is determined by reference to the price the customer will be required to pay when training and product support services are sold separately. To date, the Company has not established VSOE of fair value for training and product support services. Assuming all other revenue recognition criteria have been met and the only undelivered element is training or product support services, revenue is deferred and recognized ratably over the longest undelivered service period. The undelivered service periods range from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations.

Occasionally, the Company sells its networking products to customers who do not purchase training or product support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met. Once product delivery has taken place, there are no remaining undelivered elements in these arrangements.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from product acceptance. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is deferred until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness of the customer and past payment history of the customer.

Revenue for products that does not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to these arrangements is included in product revenue in the accompanying consolidated statements of operations.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue. The related shipping costs are included in cost of product sales and cost of ratable product and related support and services in the accompanying consolidated statements of operations.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” The intrinsic value represents the difference between the per share market price of the stock on the date of grant and the per share exercise price of the related stock option. The Company grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Under APB Opinion No. 25, no compensation expense is recorded for employee stock options granted at an exercise price equal to the market price of the underlying stock on the date of grant. The Company recognizes compensation expense for any stock options granted with an exercise price that is less than the fair value of the underlying stock on the date of grant on a straight-line basis over the vesting period.

On January 1, 2006, the Company adopted the provisions of the Statement of Accounting Standards (SFAS) No. 123(R) “Share-Based Payments” (SFAS 123(R)). Under SFAS 123(R), stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis. The Company adopted the provisions of SFAS 123(R) using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006 continue to be accounted for under the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation.” All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

Under SFAS 123(R), the Company estimated the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over five years after the vesting commencement date. The Company makes a number of estimates and assumptions related to SFAS 123(R) including forfeiture rate, expected life and volatility. The Company utilized its historical data as an estimate of the expected forfeiture rate and it recognized compensation costs only for those equity awards expected to vest. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. For the three months ended June 30, 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 due to increased liquidity of the underlying options in the post IPO era as compared to the Company’s historical grants. Expected volatility of the stock is based on the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own common stock. In the future, as the Company gains historical data for volatility in its own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense the Company records.

During the three and six months ended June 30, 2007, the Company granted options to employees and directors to purchase an aggregate of 3.6 million and 4.7 million shares of common stock at weighted average exercise prices of $12.91 and $11.02 per share, respectively. These options have exercise prices equal to the deemed market value of the Company’s common stock on the dates these options were granted. At June 30, 2007, the total compensation cost related to stock-based options granted under SFAS 123(R) to employees and directors but not yet amortized was $37.9 million, net of estimated forfeitures of $3.3 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 1.4 years. Amortization of stock-based compensation in the three and six months ended June 30, 2007 were $1.6 million and $2.1 million, and $0.1 million and $0.2 million in the three and six months ended June 30, 2006, respectively.

The weighted average estimated values of employee stock option grants and rights granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as the weighted average assumptions used in calculating these values during the three and six months ended June 30, 2007 and 2006, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee and Director Stock Options	2007	2006	2007	2006
Volatility	81% - 84%	77% - 83%	61.5% - 84%	77% - 83%
Risk-free interest rate	4.94%	5.07% -5.08%	4.50% -4.94%	4.81% -5.08%
Expected life	6.1 - 6.3 years	4.2 - 5.4 years	4.3 – 6.3 years	4.2 – 5.4 years
Estimated fair value	$7.79 - $9.74	$0.80 - $0.92	$2.12 - $9.74	$0.80 - $0.92

Employee Stock Purchase Plan	Three and Six Months Ended June 30, 2007
Volatility	49%
Risk-free interest rate	4.97%
Expected life	0.7 years
Estimated fair value	$4.17

The Company began issuing Restricted Stock Units (RSUs) in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests. During the three and six months ended June 30, 2007, the Company granted RSUs to employees to purchase a total of 0.5 million shares of common stock at no cost, vesting annually over five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Total compensation cost related to restricted stock based awards to employees but not yet amortized in each of the three and six months ended June 30, 2007 was approximately $8.3 million, net of estimated forfeitures of $1.4 million. These costs will be amortized on a straight line basis over a weighted average period of approximately 1.5 years. Amortization of RSU stock-based compensation in each of the three and six months ended June 30, 2007 was approximately $0.1 million.

The Company had previously issued non-recourse notes to non-executive officers to finance the purchase of a total of 0.3 million shares of common stock of the Company. Because these employee notes were deemed to be non-recourse, the equity awards are subject to variable accounting. Accordingly, stock compensation expense of $2.0 million and $0, calculated based on the change in intrinsic value, were recorded for the three months ended June 2007 and 2006, respectively, and $2.6 million and $0 for the six months ended June 30, 2007 and 2006, respectively. The Company accounts for stock options granted to non-employees in accordance with Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” (EITF No. 96-18) and related interpretations. The Company grants stock options to certain consultants and non-employee advisory board members for a fixed number of shares with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is calculated using the Black Scholes option-pricing model and is recorded using the straight-line method over the vesting period, which approximates the service period. Total compensation expenses related to options granted to consultants were $0.1 million and $0.2 million for the three and six months ended June 30, 2007 and were immaterial for each of the three and six months ended June 30, 2006.

The following table summarizes the effects of stock-based compensation related to employee awards, employee non-recourse notes and non-employees on the Company’s balance sheets and income statements for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation effects in inventory
Beginning Balance	$623	$11	$81	$—
Stock-based compensation expense added to inventory	1,881	12	2,463	23
Stock-based compensation expenses recognized as cost of revenue	(4)	—	(7)	—
Stock-based compensation expense released from inventory to deferred inventory costs	(71)	(2)	(108)	(2)

Closing Balance	$2,429	$21	$2,429	$21

Stock-based compensation effects in deferred inventory cost
Beginning Balance	$50	$—	$23	$—
Stock-based compensation expense added from inventory	71	2	108	2
Stock based compensation expense recognized as cost of revenue	(23)	—	(33)	—

Closing Balance	$98	$2	$98	$2

Stock-based compensation effects in loss before income taxes
Cost of revenue	$94	$2	$111	$4
Research and development	1,014	30	1,323	58
Sales and marketing	346	16	433	28
General and adminsitration	685	21	903	40

	2,139	69	2,770	130
Cost of revenue - amortization from balance sheet*	27	—	40	—

Total stock-based compensation expense	$2,166	$69	$2,810	$130

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

Inventory Valuation

Inventories consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand.

The Company recorded total inventory write-downs for lower of cost or market (LCM) adjustments in the three and six months ended June 30, 2007 of $2.2 million and $3.3 million, respectively, and in the three and six months ended June 30, 2006 of $3.7 million and $8.0 million, respectively. These adjustments related to the Company’s inventory and firm purchase commitments with suppliers and are reflected as costs of product and cost of ratable product and related support and services. In addition, the Company recorded inventory write-downs for excess and obsolete inventory in the three and six months ended June 30, 2007 of $1.1 million and $2.5 million, respectively, and in the three and six months ended June 30, 2006 of $0.3 million and $1.4 million, respectively. These write-downs for excess and obsolete inventory were reflected as cost of product and cost of ratable product and related support and services.

In valuing its deferred inventory costs, the Company considered the valuation of inventory using the guidance of Accounting Research Bulletin 43 “Restatement and Revision of Accounting Research Bulletins” (“ARB 43”). In particular, the Company considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the deferred inventory costs and inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, the Company considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below cost, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At June 30, 2007 and December 31, 2006, management has not reserved any of the Company’s accounts receivable as they were deemed fully collectible.

Warranty Reserve

Upon delivery of the Company’s products, the Company’s warranty reserve provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. In general, the Company’s hardware warranty periods range from 2 to 5 years. Hardware product warranties provide the customer with protection in the event that the product does not perform to product specifications. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Cash Equivalents and Short-term Investments

The Company considers all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all instruments with remaining time to maturity of one year or less to be short-term investments. At June 30, 2007 and December 31, 2006, cash equivalents and short-term investments consisted primarily of money market funds, commercial paper and corporate bonds. The Company’s cash equivalents and short-term investments are classified as available-for- sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

All cash equivalents and short-term investments are stated at fair market value based on quoted market prices with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses, and declines in value judged to be other-than-temporary, which were insignificant, are recorded as a component of interest income using the specific-identification method.

Fair Values of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value due to the short amount of time to maturity. Fair values of short-term investments are based on quoted market prices. The fair values of the Company’s obligations under lines of credit and term loans are based on current rates offered to the Company for similar debt instruments of the same remaining maturities. The carrying value of the Company’s lines of credit and term loans approximated fair value at December 31, 2006. There were no lines of credit and term loans outstanding at June 30, 2007. The fair value of the convertible preferred stock warrant liabilities was estimated using a combination of both the Black-Scholes and Lattice models.

Deferred Inventory Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, the Company also defers the related inventory costs for the delivered items in accordance with ARB 43.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. At June 30, 2007 and December 31, 2006, the Company’s deferred tax assets were fully reserved because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of the Company’s valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. Credit risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers and by the financial strength of the Company’s customer base. Collateral is not required for trade receivables. Level 3 Communications (Level 3) and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 53% and 55% of the Company’s revenue in the three and six months ended June 30, 2007, respectively and 55% and 57% in the three and six months ended June 30, 2006, respectively. In the three and six months ended June 30, 2007 and 2006, the Company had one other customer that represented over 10% of revenues.

The Company depends on a single or limited number of suppliers for components and raw materials. The Company generally purchases these single or limited source components and materials through standard purchase orders and has no long-term guarantee supply agreements with its suppliers. While the Company seeks to maintain sufficient reserve stock of such products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such components and materials, the receipt of defective parts, an increase in price of such components and materials or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

Foreign Currency Translation and Transactions

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of stockholders’ equity (deficit) in the accompanying consolidated balance sheet. Foreign denominated monetary accounts have been remeasured to the U.S. dollar. Aggregate foreign currency transaction gains (losses) recorded were not material in the three and six months ended June 30, 2007 and 2006, respectively.

Comprehensive Loss

Comprehensive loss consists of other comprehensive loss and net loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss. Comprehensive loss has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Freestanding Convertible Preferred Stock Warrants

Upon the closing of the Company’s IPO in June 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are Redeemable” (FSP 150-5). The then-current aggregate fair value of these warrants of $25.2 million was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company has ceased to record any further periodic fair value adjustments.

In the three and six months ended June 30, 2007 (through the completion of its IPO), the Company recorded $17.3 million and $19.8 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the periods.

2. Balance Sheet Components

Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash and cash equivalents and short-term investments as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash in banks	$32,009	$—	$—	$32,009	$13,791	$—	$—	$13,791
Money market	115,574	—	—	115,574	16	—	—	16
Commercial paper	49,862	—	(26)	49,836	15,075	2	—	15,077
Corporate bonds	696	—	—	696	690	—	(2)	688

Total cash, cash equivalents and short-term investments	$198,141	$—	$(26)	$198,115	$29,572	$2	$(2)	$29,572

Classified as cash and cash equivalents				$197,419				$28,884
Classified as short term investments				696				688

Total cash, cash equivalents and short-term investments				$198,115				$29,572

Inventory

Inventory is comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$8,825	$6,700
Work in process	35,961	38,104
Finished goods	13,725	13,465

Total inventory	$58,511	$58,269

Included in finished goods inventory at June 30, 2007 and December 31, 2006 were $7.1 million and $6.8 million, respectively, of inventory at customer locations where the sales transaction did not meet the Company’s revenue recognition criteria.

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Computer hardware	$2,482	$2,148
Computer software	2,946	2,892
Laboratory and manufacturing equipment	43,367	36,262
Furniture and fixtures	728	559
Leasehold improvements	11,737	10,918

	$61,260	$52,779
Less accumulated depreciation and amortization	(30,514)	(26,114)

Property, plant and equipment, net	$30,746	$26,665

Property, plant and equipment, net includes approximately $0.8 million in asset retirement obligations recorded as of June 30, 2007 and December 31, 2006. These asset retirement obligations are related to various office leases in California and Maryland.

Intangible Assets

Purchased and other intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. The Company expects amortization expense on purchased intangible assets to be approximately $0.1 million for the remainder of 2007, approximately $0.3 million for each year from 2008 through 2009, approximately $0.2 million for each year from 2010 through 2012, approximately $55,000 for each year from 2013 through 2020, and approximately $34,000 in 2021, at which time purchased intangible assets will be fully amortized. The weighted average amortization period as of June 30, 2007 and December 31, 2006 was approximately 9 years and 10 years, respectively. Amortization of intangible assets was $0.1 million in each of the three and six months ended June 30, 2007, respectively, and $29,000 and $0.1 million for the three and six months ended June 30, 2006, respectively.

Other intangible assets, net are comprised of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents & developed technology	$1,628	$(242)	$1,386	$1,628	$(156)	$1,472
Assembled workforce and other	370	(83)	287	370	(36)	334

Total intangible assets	$1,998	$(325)	$1,673	$1,998	$(192)	$1,806

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Loss contingency related to purchase commitments	$653	$3,518
Customer prepay liability	1,683	2,855
Professional and other consulting fees	300	2,063
Other accrued expenses	6,217	8,138

Total accrued expenses	$8,853	$16,574

3. Significant Agreements

On July 13, 2006, the Company entered into a supply and services agreement with Broadwing Corporation (Broadwing) whereby the Company agreed to sell certain customized products and provide manufacturing and support for one of Broadwing’s product divisions. The manufacturing is based on Broadwing’s specifications using its technology, former manufacturing facility and equipment, and certain intellectual property utilized in the manufacture of such products that is owned or licensed by Broadwing. In connection with the agreement, the Company issued a warrant to Broadwing to purchase the equivalent of 92,592 shares of Series G convertible preferred stock at a price of $5.40 per share (after giving effect to the 4:1 reverse stock split in May 2007). Subsequent to IPO, this preferred warrant was converted to a warrant to purchase the same number of shares of common stock and the exercise price remained the same. The fair value of the warrants of $189,000 was recorded as a reduction to product revenue. In addition, the Company hired certain Broadwing employees in connection with this supply and service agreement. The Company’s obligations under this agreement ended on June 30, 2007. Accordingly, the Company recorded an asset impairment charge of $0.4 million in the second quarter of 2007.

On January 23, 2007, the Company entered into an asset purchase agreement with Broadwing, a division of Level 3, pursuant to which the Company agreed to purchase various assets associated with the former supply of Broadwing products, consisting primarily of test and manufacturing equipment for $1.2 million. Based on an assessment by management of the fair value of the assets, $0.7 million of the acquisition cost was allocated to equipment retained by the Company for internal use and $0.5 million was allocated to assets held for sale. For the three and six months ended June 30, 2007, the Company had generated proceeds of $1.4 million and $2.5 million from the sale of a portion of the assets held for sale. This resulted in a gain of $1.1 million and $2.0 million for the three and six months ended June 30, 2007, respectively. The balance of the assets held for sale amounted to $0.1 million at June 30, 2007. The equipment retained for internal use was redeployed and depreciation commenced in accordance with the Company’s depreciation policy.

4. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, RSUs, common stock subject to repurchase, warrants to purchase common and convertible preferred stock and convertible preferred stock before conversion.

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net loss	$(26,096)	$(18,196)	$(45,909)	$(36,389)
Weighted average common shares outstanding net of weighted-average common shares subject to repurchase	23,678	5,630	15,620	5,320

Basic and diluted net loss per common share	$(1.10)	$(3.23)	$(2.94)	$(6.84)

Basic and diluted weighted-average shares used above	23,678	5,630	15,620	5,320

The following outstanding options, common stock subject to repurchase, convertible preferred stock, right to acquire stock under the Purchase Plan, RSUs and warrants to purchase convertible preferred stock and common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	As of June 30,
	2007	2006
	(In thousands)
Options to purchase common stock	11,634	4,822
Common stock subject to repurchase	1,550	1,404
Options outstanding related to non-recourse notes	114	321
Estimated employee stock purchase plan	475	—
RSUs	498	—
Convertible preferred stock (before conversion)	—	59,360
Convertible preferred and common stock warrants (as converted basis)	1,333	1,177

5. Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Deferred ratable product and related support and services, current	$129,605	$101,080
Deferred ratable product and related support and services, non-current	9,350	9,873

Total deferred revenue	$138,955	$110,953

Deferred inventory costs, current	$70,299	$62,936
Deferred inventory costs, non-current	4,407	4,317

Total deferred inventory costs	$74,706	$67,253

Deferred ratable product and related support and services revenue consists of revenue on transactions where VSOE of fair value of support and other services has not been established and therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period. In the fourth quarter of 2006, the Company amended several of its significant sales contracts to shorten the contractual software warranty periods to between 90 days and one year, which management believes is more typical in the industry. The weighted average period over which the deferred balance at the end of the second quarter of 2006 will be amortized to revenue was 3.7 years, and was 1.2 years for the second quarter of 2007. This was primarily due to the contractual changes in the software warranty period as discussed above and the Company’s standard practice of negotiating shorter contractual software warranty periods in new contracts.

6. Commitment and Contingencies

Leases

The Company leases facilities under non-cancelable operating lease agreements. The Company had four primary lease agreements at December 31, 2006: two covering its headquarters, research and development (R&D) and manufacturing facility in Sunnyvale, California, one covering its R&D and manufacturing facility in Allentown, Pennsylvania, and one covering its software development facility in Bangalore, India. Terms of the leases are from one to seven years. The Sunnyvale, California lease on the R&D and manufacturing facility was terminated ten months early on December 31, 2005 due to the sale of the property. A new seven year lease on the same facility expiring on December 31, 2012 was entered into with the new landlord. The Company recognizes lease payments on its facilities on a straight-line basis. Both leases at the Sunnyvale facility have annual rent escalation clauses, which resulted in a deferred rent balance of $1.2 million and $0.8 million at June 30, 2007 and December 31, 2006, respectively.

On August 31, 2005, the Company entered into a 15-month lease for office space adjacent to its manufacturing facility in Sunnyvale, California, expiring on December 31, 2006. On July 24, 2006, this lease was extended for an additional year and expires on December 31, 2007. In June 2007, the Company exercised its option to extend the lease for an additional three years effective January 1, 2008.

On July 17, 2006, the Company entered into a five year lease expiring on August 31, 2011 for additional office space adjacent to its existing Sunnyvale, California facility. This new space serves as the Company’s administrative headquarters. On May 29, 2007, this lease was amended to include warehouse space in an adjacent building.

On July 13, 2006, the Company entered into a supply and services agreement with Broadwing, whereby the Company agreed to manufacture, sell and provide support for certain of its division products. In connection with the agreement, the Company assumed a sublease for a manufacturing facility in Maryland, where the manufacture of the products would continue. The sublease expires on October 31, 2007 and the Company plans to vacate the premises at that time. Total expense for this lease was $0.2 million and $0.4 million for the three and six months ended June 30, 2007.

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of June 30, 2007 and December 31, 2006, these purchase commitments were $28.6 million and $39.2 million, respectively.

The following is a summary of the Company’s contractual obligations as of June 30, 2007:

	Years Ending December 31,
	Total	Remainder of 2007	2008	2009	2010	2011 and beyond
	(In thousands)
Contractual obligations:
Purchase obligations	$28,579	$28,579	$—	$—	$—	$—
Operating leases	14,265	1,626	3,239	3,193	2,837	3,370

Total contractual obligations	$42,844	$30,205	$3,239	$3,193	$2,837	$3,370

Indemnification Obligations

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third-party claims. These contracts primarily relate to: (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and certain key employees, under which the Company may be required to indemnify such persons for liabilities; and (iii) certain provisions in the Company’s customer agreements that may require the Company to indemnify their customers and their affiliated parties against certain liabilities, including if the Company’s products infringe a third party’s intellectual property rights.

The terms of such indemnification obligations vary. Because the maximum obligated amounts under these agreements generally are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.

To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements. The Company has agreed to indemnify Level 3 in connection with the lawsuit filed by Cheetah Omni LLC on May 9, 2006 (see Legal Matters). The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent the Company’s product is found to infringe the two Cheetah Omni LLC patents at issue (patent No. 6,795,605 and 7,142,347), and the Company has assumed the defense of this matter.

7. Debt Obligations

Debt consisted of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Bank loans due 2007-2009	$—	$23,481
Assumed debt from acquisition of assets due 2007	4,500	4,500
Other debt due 2007-2013	—	401

Total debt	4,500	28,382
Less current maturities	4,500	20,025

Long-term debt	$—	$8,357

The Company completed its IPO in June 2007 and generated net proceeds of $190.2 million. The Company used $29.3 million of these funds to pay off all of its outstanding debt except the promissory note described below.

On August 16, 2006, the Company purchased certain assets of Little Optics, Inc. The purchase price was paid in part with a $4.5 million promissory note which bears simple interest of 4% per annum. The principal amount together with accrued and unpaid interest of $0.2 million is due on October 2007.

As of June 30, 2007 and December 31, 2006, the Company had access to an additional $23.0 million and $19.5 million, respectively, of incremental funds under an existing credit facility; however, this facility is due to expire in August 2007.

8. Common Stock

In June 2007, the Company completed its initial public offering (IPO) of common stock in which it sold and issued 16.1 million shares of its common stock, including 2.1 million shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. The Company raised a total of $209.3 million in gross proceeds from the IPO, or $190.2 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and other offering costs of $4.4 million. Upon the closing of its IPO, all shares of convertible preferred stock outstanding automatically converted into 59,427,606 shares of common stock. As of June 30, 2007, the Company had the following common stock shares outstanding (in thousands):

Common stock issued in IPO	16,100
Preferred stock conversion	59,428
Options exercised and other	9,830

Total	85,358

In December 2000, the Company adopted the 2000 Stock Plan (2000 Plan). Under the 2000 Plan as amended, the Company has reserved an aggregate of 15,762,128 shares of its common stock for issuance. As of June 30, 2007, options to purchase 8.2 million shares of our common stock were outstanding. The Company’s board of directors has decided not to grant any additional options or other awards under the plan following the IPO. However, the plan will continue to govern the terms and conditions of the outstanding awards previously granted under the plan.

In February 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (2007 Plan) and the Company’s stockholders approved the plan in May 2007. The 2007 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of

1986, as amended, to our employees and any parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

The Company reserved a total of 13,600,000 shares of common stock for issuance pursuant to the 2007 Plan. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the least of:

•	5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•	9,000,000 shares; or

•	such other amount as our board of directors or a committee of our board may determine.

Additionally, in February 2007, the Company’s board of directors established, and in May 2007, its stockholders approved the Company’s 2007 Employee Stock Purchase Plan (the ESPP). The ESPP has a twenty-year term and originally authorized the issuance of approximately 1.8 million shares of common stock. The ESPP contains an “evergreen” provision that on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, provides for an increase in the number of shares equal to the least of:

•	1% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•	1,875,000 shares; or

•	such other amount as the Company’s board of directors or a committee of its board may determine.

Under the ESPP, eligible employees may enroll in an offering period during certain open enrollment periods. New offering periods begin February 15 and August 15 of each year, except for the first offering period which began on June 7, 2007 and will end on the first trading day on or after February 15, 2008. Under the ESPP, each offering period consists of a six-month purchase period during which employee payroll deductions are accumulated at a rate that does not exceed $25,000 worth of the Company’s stock for each calendar year and used to purchase shares of common stock; and the purchase price of the shares is 85% of the fair market value of the Company’s common stock on the first day of the offering date or on the exercise date (i.e., the last day of an offering period), whichever is lower. A participant may purchase a maximum of 3,000 shares of common stock during an offering period.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the Purchase Plan.

The following table summarizes the Company’s stock award activity and related information for the six months ended June 30, 2007:

	Shares Available for Grant (1)	Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance at December 31, 2006	2,070	7,872	$1.77	$1,927
Additional options and RSUs authorized	13,600	—	—
Options granted	(4,724)	4,724	$11.00
RSUs granted	(498)	498	$0.00
Exercised	—	(803)	$2.55	$3,520
Canceled	159	(159)	$2.43

Balance at June 30, 2007	10,607	12,132	$5.23	$226,440

(1)	Shares available for grant under the 2000 Plan and 2007 Plan, as applicable. The Company does not intend to grant any additional options or other awards from the remaining 985,444 shares available under the 2000 Plan.

Options outstanding that have vested and are expected to vest as of June 30, 2007 are as follows:

	Number of shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term (In years)	Aggregate Intrinsic Value (In thousands)
Vested	3,048	$2.00	$7.21	$69,855
Expected to vest (1)	8,273	6.69	9.37	150,786

Total vested and expected to vest (2)	11,321	$5.43	$8.79	$220,641

Not expected to vest	313
	11,634

(1)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

(2)	Includes shares that are exercised but not vested.

The aggregate intrinsic value of unexercised options is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at June 30, 2007. The aggregate intrinsic value of options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock option awards. During the three and six months ended June 30, 2007, the aggregate intrinsic value of stock option awards exercised was $1.2 million and $3.5 million, respectively,

The range of exercise prices for options outstanding at June 30, 2007 was $0.76 to $13.00. The following table summarizes information about options outstanding at June 30, 2007.

	Options Outstanding			Vested and Exercisable Options(1)
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
	(In thousands)	(In Years)		(In thousands)
$0.76	497	7.60	$0.76	254	$0.76
$1.00	73	4.00	$1.00	73	$1.00
$1.32	1,277	8.45	$1.32	540	$1.32
$1.40	26	4.52	$1.40	26	$1.40
$1.84	1,075	5.48	$1.84	1,060	$1.84
$2.00	3,662	9.13	$2.00	657	$2.00
$2.24	486	7.06	$2.24	354	$2.24
$4.04	797	9.51	$4.04	6	$4.04
$7.68	112	9.62	$7.68	—	$—
$10.72	149	9.81	$10.72	5	$10.72
$13.00	3,480	9.93	$13.00	73	$13.00

	11,634	8.80	$5.46	3,048	$2.00

The following convertible preferred stock warrants were converted into common stock warrants upon the completion of the IPO (in thousands, except per share data):

		Convertible Preferred Stock Warrants					Commons stock warrants
			Shares as of		Fair value (1)		Shares as of
Stock	Expiration Date	Exercise Price per Share	June 12, 2007	December 31, 2006	June 12, 2007	December 31, 2006	June 12, 2007	Exercise Price per Share
Series A convertible preferred	Apr 2006 to July 2008	$10.00	135	135	$2,061	$445	139	$9.68
Series B convertible preferred	Mar 2009	$13.96	16	16	227	59	18	$12.44
Series E convertible preferred	Dec 2011	$2.40	292	292	6,336	1,568	292	$2.40
Series F convertible preferred	Jun 2012	$3.78	20	20	404	93	20	$3.78
Series G convertible preferred	Nov 2010 to Aug 2011	$5.40	828	828	15,566	3,212	828	$5.40
Common Stock	July 2013 to May 2016	$8.96	36	36	576	32	36	$8.96

Total			1,327	1,327	$25,170	$5,409	1,333

(1)	As of June 12, 2007, immediately before the conversion of convertible preferred stock warrants to common stock warrants.

As of June 30, 2007, no common stock warrants had been exercised.

9. Income Taxes

As of December 31, 2006, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carry-forwards will expire between 2013 and 2026. Utilization of these net operating losses and credit carry-forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure.

In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), at the beginning of 2007. At the adoption date of January 1, 2007, the cumulative unrecognized tax benefit was $6.4 million which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there would be no effect on the Company’s effective tax rate. Upon adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

At June 30, 2007, the cumulative unrecognized tax benefit was $5.3 million that was substantially netted against deferred tax assets with a full valuation allowance. Included in the $5.3 million of cumulative unrecognized tax benefit, approximately $21,000 impacted the Company’s effective tax rate in the current quarter. At June 30, 2007, the Company had no liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions. Tax returns for all years after 2002 are subject to future examination by the major taxing jurisdictions to which the Company is subject.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006.

For FIN 48 purposes, the Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal, state and foreign income taxes.

10. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
United States	$47,290	$3,417	$87,235	$5,499
Europe, Middle East and Africa	10,582	504	19,426	913
Asia Pacific	544	133	947	295

Total revenue	$58,416	$4,054	$107,608	$6,707

Property, plant and equipment, net

	June 30, 2007	December 31, 2006
	(In thousands)
United States	$30,085	$26,030
Europe, Middle East and Africa	3	3
Asia Pacific	658	632

Total property, plant and equipment, net	$30,746	$26,665

11. Legal Matters

On May 9, 2006, the Company and Level 3 were sued by Cheetah Omni LLC (Cheetah) in the U.S. District Court for the Eastern District of Texas for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under patent No. 6,795,605 and asserting that the claims of the patent are invalid and that the DTN System does not infringe the patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under patent No. 7,142,347 and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, the Company and Level 3 filed responses to Cheetah’s third amended complaint denying all infringement claims, and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims of the patents are invalid and that the DTN System does not infringe the patents.

On March 14, 2007, the Company submitted requests to the U.S. Patent and Trademark Office for inter partes reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347 asking the U.S. Patent and Trademark Office to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347.

On April 11, 2007, the Company and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795,605. As a result, all proceedings in this lawsuit are stayed at least until the final resolution of the reexamination of U.S. Patent No. 6,795,605. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

In addition to the matters described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

12. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from two to five years. Hardware product warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is expressly limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the three and six months ended June 30, 2007 and 2006 are summarized below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(In thousands)
Balance at the beginning of the period	$6,808		$2,056		$2,718		$1,692
Charges to operations	3,350		939		5,670		1,854
Utilization	(1,013)		(666)		(1,735)		(1,191)
Change in estimate	891	(1)	8	(1)	3,383	(1)	(18	)(2)

Balance at the end of the period	$10,036		$2,337		$10,036		$2,337

(1)	Change in estimate represents an increase in the cost of replacement due to lower than expected usage of repaired products to satisfy warranty obligations offset by a continued improvement in average return rates.

(2)	Change in estimate represents overall improvement in average return rates and lower than expected cost of repair.

The Company’s agreements with customers, as well as its reseller agreements, generally include certain provisions for indemnifying customers and resellers and their affiliated parties against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements.

Letters of Credit

The Company had $2.0 million of standby letters of credit outstanding as of June 30, 2007. These consisted of $1.0 million related to property leases and $1.0 million related to a value added tax license for Europe. The Company had $3.2 million of stand-by letters of credit outstanding as of December 31, 2006, of which $1.0 million related to property leases, $1.2 million related to a vendor credit line and $1.0 million related to a value added tax license for Europe.

13. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our final prospectus dated June 6, 2007, which we filed in connection with our initial public offering. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were founded in December 2000. Our objective is to change the economics, operating simplicity, flexibility, reliability and scalability of optical communications networks. At the core of our Digital Optical Network architecture is what we believe to be the world’s only commercially-deployed, large-scale Photonic Integrated Circuit (PIC). Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips. We have used our PIC technology to design a new digital optical communications system called the DTN System, which is architected to improve significantly communications service providers’ economics and service offerings as compared to traditional systems.

We began commercial shipment of our DTN System in November 2004. As of June 30, 2007, we had sold our DTN System for deployment in the optical networks of 31 customers worldwide, including telecommunications carriers, cable operators, Internet service providers and others. Our goal is to be a leading provider of optical communications systems to communications service providers. Our revenue growth will depend on the continued acceptance of our DTN System, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages.

In June 2007, we completed our initial public offering (IPO) of common stock in which we sold and issued 16.1 million shares of our common stock, including 2.1 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. We raised a total of $209.3 million in gross proceeds from the IPO, or $190.2 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and other offering costs of $4.4 million.

Since our inception, we have incurred significant losses, and as of June 30, 2007 we had an accumulated deficit of $360.0 million. We have not achieved profitability on a quarterly or annual basis, and we expect to continue to incur substantial losses. Our ability to become profitable will be affected by any additional expenses that we incur to expand our manufacturing capacity, sales, marketing, development and general and administrative capabilities in order to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

We primarily sell our products through our direct sales force, with a small proportion sold indirectly through resellers. We derived 97% and 98% of our revenue from direct sales to customers in the three and six months ended June 30, 2007, respectively, and 99% and 98% in the three and six months ended June 30, 2006, respectively. We expect to continue generating a significant majority of our revenue from direct sales in the future.

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States, and internationally to provide additional geographic sales and technical support coverage.

We have experienced significant revenue growth over the last two years and expect to see continued revenue growth into the future but at somewhat lower growth rates. Revenue growth will be directly impacted by underlying growth in invoiced shipments. Although we expect growth in invoiced shipments to continue on a year-over-year basis, the quarter-over-quarter growth may be impacted by several factors including the timing of large product deployments, acquisitions of new customers and general market conditions. Therefore, the quarter-over-quarter revenue growth could be somewhat volatile and growth may not always occur in a linear manner. In addition, the rate at which we recognize revenue will be directly impacted by our ability to establish VSOE or fair value for training and software warranty or product support services.

As described below, we had $64.3 million of deferred margin on our balance sheet at June 30, 2007. This combined with the fact that we expect to see continual improvements in gross margin on invoiced shipments should result in an overall improvement in gross margins going forward. However, it is difficult to predict when the improvements in invoiced shipment gross margins will be recognized in the Consolidated Statement of Operations and how these margins will be impacted by LCM adjustments when common equipment is sold at a loss.

We will continue to make significant investments in the business with operating expenses expected to average over 35% of invoiced shipments in future periods.

Overview of Consolidated Financial Data

Revenue

We derive our revenue from sales of our products, support and services. Our revenue is comprised of two components: (1) ratable product and related support and services revenue, or ratable revenue, and (2) product revenue. Our DTN System is integrated with software that is more than incidental to the functionality of our equipment. We refer to the integration of our DTN System with our software and related support and services as a bundled product. Revenue related to these bundled products, which is ratable revenue, is the portion of our total revenue that we recognize pursuant to Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” or SOP 97-2. Product revenue consists of sales of products that are sold without related services and, therefore, is not recognized ratably in accordance with SOP 97-2.

The following table illustrates our revenue for the specified periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Ratable revenue	$54,411	$4,054	$100,358	$6,707
Product revenue	4,005	—	7,250	—

Total revenue	$58,416	$4,054	$107,608	$6,707

Ratable Revenue. Substantially all of our sales arrangements consist of product sales bundled with training and product support. Product support services consist of software warranty, updates and unspecified upgrades and product support. To date, we have not established vendor specific objective evidence, or VSOE, of fair value for training and software warranty or product support services.

All revenue for these bundled products is deferred and recognized ratably over the longest undelivered service period. In order to establish VSOE, we must have a history of selling our training and product support services separately at a consistent price. Once we have a sufficiently consistent transactional history to establish VSOE for training, software warranty and product support services, we will be able to recognize revenue up front for new customer orders once all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery and acceptance have occurred, which is when product title and risk of loss has transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue for then existing customer orders will continue to be recognized over the applicable revenue recognition period.

Historically, our sales arrangements have included rights to software warranty services for a period of one to five years. This warranty obligation typically represented the longest undelivered service period and resulted in straight-line recognition of revenue over the warranty period. This average period was 3.7 years in the third quarter of 2006. In the fourth quarter of 2006, we amended three of our significant sales contracts to shorten our contractual software warranty period to between 90 days and one year, which we believe is more typical in our industry. We have and may continue to amend other existing contracts to shorten the software warranty period and expect the software warranty period in future contracts generally to be within this range. This contractual change in the software warranty period resulted in the reduction in the revenue recognition period of these contracts and in each case shortened the period to one year. These contractual changes also shortened the average recognition period for ratable revenue to 1.3 years in the fourth quarter of 2006. We expect that our average recognition period for ratable revenue will fluctuate based on the terms of existing and future customer contracts and our customer mix until we establish VSOE.

The ratable revenue that is recognized in each quarter includes a ratable portion recognized from deferred revenue of prior invoiced shipments of bundled products together with a ratable portion of each new invoiced shipment of bundled products in that quarter. Invoiced shipments of bundled products represent sales of our DTN System and services delivered and accepted by the customer for which payment will be made in accordance with normal payment terms, but for which VSOE has not been established. Shipments of bundled products are invoiced when all products ordered on a purchase order have been shipped and the relevant customer acceptance criteria have been satisfied. Customer acceptance periods averaged 19 days in the second quarter of 2007. Invoiced shipments of bundled products are amortized and recognized as revenue over the longest undelivered service period in each customer contract.

Product Revenue. Revenue for products that does not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Additionally, a small portion of our sales arrangement consist of product sales not bundled with product support services and therefore recognized upfront in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” when all of the following have occurred: (1) it has entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue is recognized net of cash discounts. Revenue related to these arrangements is included in product revenue in the accompanying consolidated statements of operations.

Deferred Revenue

Only a small amount of our invoiced shipments of bundled products within a quarter are recognized as revenue in such quarter and the majority is recorded as deferred revenue. Deferred revenue increases each quarter by the amount of invoiced shipments of bundled products in that quarter and decreases by the amount of ratable revenue recognized from invoiced shipments of bundled products.

The following table illustrates the changes in deferred revenue for the specified periods (unaudited):

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007
(In thousands)	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30
Beginning balance	$23,200	$34,349	$49,977	$84,284	$23,200	$110,953	$128,420
Invoiced shipments of bundled products	13,802	19,682	40,425	66,822	140,731	63,414	64,946
Ratable revenue	(2,653)	(4,054)	(6,118)	(40,153)	(52,978)	(45,947)	(54,411)

Ending balance	$34,349	$49,977	$84,284	$110,953	$110,953	$128,420	$138,955

In the six months ended June 30, 2007, we recorded $128.4 million of invoiced shipments of bundled products, recognized $100.4 million of revenue and added $28.0 million to the deferred revenue balance. In the six months ended June 30, 2006, we recorded $33.5 million of invoiced shipments of bundled products, recognized $6.7 million of revenue and added $26.8 million to the deferred revenue balance.

The growth in invoiced shipments from 2006 to 2007 is due primarily to increased shipments to existing customers and the addition of a significant number of new customers. The growth in revenue reflects this increase in invoiced shipments and a shortening of the average revenue recognition period for ratable revenue due to the amendment of historical contracts as discussed above and the negotiation of shorter warranty periods in new contracts.

Cost of Revenue

Our cost of revenue is comprised of two components: cost of ratable revenue and cost of product revenue.

The following table illustrates our cost of revenue for the specified periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Cost of ratable revenue	$37,529	$4,488	$72,372	$9,973
Lower of cost or market adjustment	2,219	3,657	3,286	7,982
Cost of product revenue	2,488	—	3,851	—

Total cost of revenue	$42,236	$8,145	$79,509	$17,955

Cost of Ratable Revenue and Lower of Cost or Market Adjustment. Cost of ratable revenue consists primarily of the costs of manufacturing our network equipment, including personnel costs, stock-based compensation, raw materials, overhead and period costs. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence and warranty obligations.

Certain manufacturing costs are recognized in the period in which they are incurred or can be estimated, including period costs and losses associated with products which are sold or anticipated to be sold at a loss. The initial deployment of our DTN System at a customer involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or reasonably estimatable. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. In the three and six months ended June 30, 2007, our LCM adjustment was $2.2 million and $3.3 million, respectively. In addition, we recorded inventory write-downs for excess and obsolete inventory in the three and six months ended June 30, 2007 of $1.1 million and $2.5 million, respectively. The remainder of our cost of ratable revenue is recorded as deferred costs of invoiced shipments of bundled products and is recognized in the same period as the corresponding revenue.

Cost of Product Revenue. Cost of product revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials and application of overhead.

Deferred Inventory Cost

Deferred inventory cost increases by the cost of invoiced shipments of bundled products in a period and decreases as cost of ratable revenue is amortized in that period.

The following table illustrates the increases in our deferred inventory cost for the specified periods (unaudited):

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007
(In thousands)	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30
Beginning balance	$16,687	$26,548	$35,038	$55,612	$16,687	$67,253	$73,458
Deferred cost of invoiced shipments of bundled products	11,880	11,298	24,442	38,986	86,606	33,164	32,800
Amortization to cost of ratable revenue	(2,019)	(2,808)	(3,868)	(27,345)	(36,040)	(26,959)	(31,552)

Ending balance	$26,548	$35,038	$55,612	$67,253	$67,253	$73,458	$74,706

Gross Margin

Gross margins have been and will continue to be affected by a variety of factors, including the product mix, average selling prices of our products, the sale of additional support and services, new product introductions and enhancements, the cost of our hardware and software products, the amount of revenue that is recognized ratably, the period over which our revenue is recognized ratably and the amount of common equipment sold at a loss causing an LCM adjustment.

To satisfy our customers’ requirement of transmitting optical signals, our customers must purchase a combination of common equipment and some limited number of DLMs, TAMs and TOMs. If a customer wishes to add capacity to our DTN System after their initial deployment to satisfy their additional demands, they may purchase additional DLMs, TAMs and TOMs. When a customer wishes to expand the reach of the DTN System or deploy another DTN System on a route on which the customer has reached the maximum capacity for its existing DTN System they may purchase a combination of additional common equipment and additional DLMs, TAMs and TOMs. Pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our DLMs, TAMs or TOMs are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin over the ratable revenue recognition period.

The following table illustrates our gross margin for the specified periods (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Total revenue	$58,416	$4,054	$107,608	$6,707
Cost of revenue	42,236	8,145	79,509	17,955

Gross profit (loss)	$16,180	$(4,091)	$28,099	$(11,248)

Gross margin	28%	-101%	26%	-168%

The improved gross margin for the six months ended June 30, 2007 compared to the corresponding period of 2006 reflects the impact of the recognition of $18.8 million of deferred gross margin related to invoiced shipments in prior periods. In addition, although we continued to sell common equipment at low or negative margins, we experienced a reduction in LCM adjustments in the period, primarily due to lower costs because of product design changes related to our common equipment that resulted in a transition to a number of lower cost components. We also achieved other reductions in a number of our component costs during the period. These improvements were offset by an increase in our warranty expense due to an increase in the number of expected future returns related to a component quality issue on one specific product that ceased shipping in June 2006. We also increased the expected cost of replacing defective units due to a reduction in the expected volume of repaired units available to satisfy customer warranty claims.

The contractual prices paid for our DTN System vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from quarter-to-quarter depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases significant quantities of our DTN System that comprise a significant portion of the DTN Systems we sell within a quarter, our gross margin for such quarter and, to a lesser extent, the next three quarters if we continue to recognize revenue ratably over approximately a one year period, would be lower. In addition, substituting a new customer with a higher requirement for common equipment could result in an increased inventory write-down in a given quarter, which can have a significant impact on our gross margin in that quarter.

We expect our gross margins to continue to improve in the future as deferred revenue is recognized and as average selling prices and product mix improve due to new and existing customers purchasing higher margin network components to increase the capacity of their installed DTN Systems. As of June 30, 2007, deferred revenue was $139.0 million and deferred inventory cost was $74.7 million.

The table below, which only represents a portion of our results for the projected periods presented and may not be indicative of our future results, shows the expected future impact of the recognition of these deferred amounts on our Condensed Consolidated Statement of Operations (unaudited):

	Deferred Balance as of June 30,	For the Three Months Ended 2007		For the Three Months Ended 2008	Future Periods
(In thousands)	2007	Sept. 29	Dec. 29	Mar. 29
Revenue	$138,955	$54,732	$40,349	$24,235	$19,639
Cost of Inventory	74,707	30,811	21,659	12,669	9,568

Gross Profit	$64,248	$23,921	$18,690	$11,566	$10,071

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses, and are recognized as incurred. Personnel-related costs are the most significant component of each of these expense categories. We expect personnel costs to continue to increase as we hire new employees to support our anticipated growth. We expect that each of the categories of operating expenses discussed below will increase in absolute dollars, but will decline as a percentage of total revenue over time.

Research and development expenses are the largest component of our operating expenses and primarily include salary and related benefit costs, including stock-based compensation expense, and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe that they are essential to maintaining our competitive position.

Sales and marketing expenses primarily include salary and related benefit costs, including stock-based compensation expense, sales commissions, marketing and facilities costs. We expect sales and marketing expenses to increase as we hire additional personnel both in the United States and internationally to support our expected revenue growth.

General and administrative expenses consist primarily of salary and related benefit costs, including stock-based compensation expense and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services principally consist of outside legal, audit and information technology consulting costs.

Other Income (expense), net

Other income (expense), net includes interest expense on short- and long-term debt, interest income on our cash balances, and losses or gains on conversion of foreign currency transactions into U.S. dollars. In 2006 and 2007, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5, as described below. In the three and six months ended June 30, 2007, other income (expense), net also included a gain of $1.1 million and $2.0 million, respectively, related to the sale of assets acquired during the period under an asset purchase agreement as described in Note 3 of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principals (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, warranty reserve, inventory valuation and the determination of the fair value of stock awards and warrants issued prior to our IPO. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our DTN System is generally integrated with software that is more than incidental to the functionality of such product. Accordingly, we account for revenue in accordance with SOP 97-2. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery and acceptance have occurred, which is when product title and risk of loss has transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue is recognized net of cash discounts.

Substantially all of our product sales have been sold in combination with training and product support services, which consist of software warranty and updates, and product support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, telephone and internet access to technical support personnel. Training services include the right to a specified number of training classes over the term of the arrangement. Revenue for training and support services is recognized on a straight-line basis over the service contract term, which ranges from one to five years.

VSOE of fair value for training and product support services is determined by reference to the price a customer is required to pay when training and product support services are sold separately. To date, we have not established VSOE of fair value for training and product support services. Assuming all other revenue recognition criteria have been met and the only undelivered element is training or product support services, revenue is deferred and recognized ratably over the longest undelivered service period. The undelivered service periods range from one to five years. Revenue related to these arrangements is included in ratable revenue in our statements of operations.

Occasionally, the Company sells its networking products to customers who do not purchase training or product support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met. Once product delivery has taken place, there are no remaining undelivered elements in these arrangements.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss passes to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is deferred until the fees become fixed or determinable, which we believe is when they are legally due and payable. We assess the ability to collect from our customers based primarily on the creditworthiness of the customer and past payment history of the customer.

Revenue for products that do not require significant customization and with regard to which any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to these arrangements is included in product revenue in our statements of operations. Shipping charges billed to customers are included in product revenue and in ratable revenue. The related shipping costs are included in cost of product sales and cost of ratable revenue in our statements of operations.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” The intrinsic value represents the difference between the per share market price of the stock on the date of grant and the per share exercise price of the respective stock option. We generally grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Under APB No. 25, no compensation expense is recorded for employee stock options granted at an exercise price equal to the market price of the underlying stock on the date of grant.

On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board, or FASB, SFAS 123(R), “Share-Based Payments,” or SFAS 123(R). Under SFAS 123(R), stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis. We adopted the provisions of SFAS 123(R) using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006, continue to be accounted for under the minimum value method as stipulated by SFAS 123(R). All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

We make a number of estimates and assumptions related to SFAS 123(R) including forfeiture rate, expected life and volatility. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We utilized our historical data as an estimate of expected forfeiture rate and recognized compensation costs only for those equity awards expected to vest. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. Actual results may differ substantially from these estimates. In valuing share-based awards under SFAS 123(R), significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. For the three months ended June 30, 2007, we have elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 due to increased liquidity of the underlying options in the post IPO era as compared to our historical grants. Expected volatility of the stock is based on our peer group in the industry in which we conduct business because we do not have sufficient historical volatility data for its own stock. In the future, as we gain historical data for volatility in our own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

The following table summarizes the effects of stock-based compensation related to employees, non-recourse notes and non-employees on the Company’s balance sheets and income statements for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Stock-based compensation effects in inventory
Beginning Balance	$623	$11	$81	$—
Stock-based compensation expense added to inventory	1,881	12	2,463	23
Stock-based compensation expenses recognized as cost of revenue	(4)	—	(7)	—
Stock-based compensation expense released from inventory to deferred inventory costs	(71)	(2)	(108)	(2)

Closing Balance	$2,429	$21	$2,429	$21

Stock-based compensation effects in deferred inventory cost
Beginning Balance	$50	$—	$23	$—
Stock-based compensation expense added from inventory	71	2	108	2
Stock based compensation expense recognized as cost of revenue	(23)	—	(33)	—

Closing Balance	$98	$2	$98	$2

Stock-based compensation effects in loss before income taxes
Cost of revenue	$94	$2	$111	$4
Research and development	1,014	30	1,323	58
Sales and marketing	346	16	433	28
General and administration	685	21	903	40

	2,139	69	2,770	130
Cost of revenue - amortization from balance sheet*	27	—	40	—

Total stock-based compensation expense	$2,166	$69	$2,810	$130

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

At June 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet amortized was $37.9 million, net of estimated forfeitures of $3.3 million. Amortization for the three and six months ended June 30, 2007 was $1.6 million and $2.1 million, respectively, and approximately $0.1 and $0.2 for the three and six months ended June 30, 2006, respectively, net of estimated forfeitures.

Concurrent with our IPO in June 2007, we established the 2007 Employee Purchase Plan (ESPP). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and will end on the first trading day on or after February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP.

The weighted average estimated values of employee stock option grants and rights granted under the stock purchase plan, as well as the weighted average assumptions used in calculating these values during the three and six months ended June 30, 2007 and 2006, were based on estimates at the date of grant as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Employee and Director Stock Options	2007	2006	2007	2006
Dividend	—	—	—	—
Volatility	81% - 84%	77% - 83%	61.5% - 84%	77% - 83%
Risk-free interest rate	4.94%	5.07% -5.08%	4.50% -4.94%	4.81% -5.08%
Expected life	6.1 - 6.3 years	4.2 - 5.4 years	4.3 – 6.3 years	4.2 – 5.4 years
Estimated fair value of	$7.79 - $9.74	$0.80 - $0.92	$2.12 - $9.74	$0.80 - $0.92

Three and Six Months Ended June 30,
Employee Stock Purchase Plan	2007
Dividend	—
Volatility	49%
Risk-free interest rate	4.97%
Expected life	0.7 years
Estimated fair value	$4.17

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services,” or EITF No. 96-18, and related interpretations. We grant stock options to certain consultants and advisory board members for a fixed number of shares with an exercise price equal to the fair value of our common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is calculated using the Black-Scholes option-pricing model and is recorded using the straight-line method over the vesting period, which approximates the service period.

Freestanding Preferred Stock Warrants

Effective July 1, 2005, we adopted FSP 150-5 and reclassified the fair value of the warrants from equity to liability and recorded a cumulative effect charge of approximately $1.1 million income. In addition, we recorded additional charges of approximately $0.2 million to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In 2006, we recorded approximately $2.4 million of charges in other gain (loss), net, to reflect the increase in fair value between January 1, 2006 and December 31, 2006.

We estimated the fair value of these warrants using the Black-Scholes model for change of control scenario and the Lattice model for a successful initial public offering scenario. We then used a probability weighted average of per-share values under the different scenarios to determine the fair value of these warrants at the respective balance sheet dates.

Both models require the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimates.

Upon the closing of our IPO in June 2007, warrants to purchase shares of our convertible preferred stock became warrants to purchase shares of our common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (FSP) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other similar Instruments on Shares that are

Redeemable” (FSP 150-5). The then-current aggregate fair value of these warrants of $25.2 million was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and we are longer required to record any further periodic fair value adjustments.

In the three and six months ended June 30, 2007 (through the completion of our IPO), we recorded $17.3 million and $19.8 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the periods.

Inventories

Inventories consist of hardware, work-in-process and related component parts and are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for our products and technological obsolescence of our products.

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. We recorded total inventory write-downs for LCM adjustments in the three and six months ended June 30, 2007 of $2.2 million and $3.3 million, respectively, and in the three and six months ended June 30, 2006 of $3.7 million and $8.0 million, respectively. These adjustments related to our inventory and firm purchase commitments with suppliers and included the impact of expected losses on common equipment. In addition, we recorded inventory write-downs for excess and obsolete inventory in the three and six months ended June 30, 2007 of $1.1 million and $2.5 million, respectively, and in the three and six months ended June 30, 2006 of $0.3 million and $1.4 million, respectively. These write-downs for excess and obsolete inventory were reflected as cost of product and cost of ratable product and related support and services.

In valuing our deferred inventory costs, we considered the valuation of inventory using the guidance of Accounting Research Bulletin 43, “Restatement and Revision of Accounting Research Bulletins,” or ARB 43. In particular, we considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the deferred inventory costs and inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, we considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future may be below cost, we may also record losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve

Upon delivery of our products, our warranty reserve provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. In general, our hardware warranty periods range from 2 to 5 years. Hardware product warranties provide the customer with protection in the event that the product does not perform to product specifications. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$58,416	$4,054	$107,608	$6,707
Total revenue by type
Ratable product and related support and services	$54,411	$4,054	$100,358	$6,707
Product	4,005	—	7,250	—
% Revenue by type
Ratable product and related support and services	93%	100%	93%	100%
Product	7%	0%	7%	0%
Total revenue by geography
Domestic	$47,290	$3,417	$87,235	$5,499
International	11,126	637	20,373	1,208
% Revenue by geography
Domestic	81%	84%	81%	82%
International	19%	16%	19%	18%
Total revenue by sales channel
Direct	$56,642	$4,013	$104,998	$6,577
Indirect	1,774	41	2,610	130
% Revenue by sales channel
Direct	97%	99%	98%	98%
Indirect	3%	1%	2%	2%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Total ratable revenue increased from $4.1 million in the three months ended June 30, 2006 to $54.4 million in the corresponding period in 2007. The increase reflected an increase in invoiced shipments of bundled products from $19.7 million in the three months ended June 30, 2006 to $65.0 million in the corresponding period in 2007. The increase in invoiced shipments of bundled products was due to increased purchases of our DTN System by existing customers and the addition of new customers. We added 21 new customers between June 30, 2006 and June 30, 2007 for a total of 31 customers as of June 30, 2007. We had two customers that exceeded 10% of our revenue for the three months ended June 30, 2007, reflecting continued diversification in our customer base. In addition, in the second quarter of 2006, we recognized $3.1 million of deferred revenue from prior periods and $0.9 million from invoiced shipments of bundled products in the period. In the second quarter of 2007, we recognized $46.9 million of ratable revenue from prior periods and $7.5 million from current period invoiced shipments of bundled products. As of June 30, 2007, deferred revenue was $139.0 million, of which $54.7 million, $40.3 million, $24.2 million and $19.6 million will be recognized in the third and fourth quarters of 2007, the first quarter of 2008 and future periods, respectively.

This pattern of revenue recognition also reflects shorter ratable revenue recognition periods which have decreased from 3.7 years in the second quarter of 2006 to 1.2 years in the same quarter of 2007.

In the three months ended June 30, 2007, we recorded $4.0 million of product revenue, consisting of $2.5 million related to the sale of 10 Gbps cards not for use in our DTN System and $1.5 million related to product sales to customers that did not require support services. We do not expect to generate significant product revenue in the future, as the contract under which we sold the 10 Gbps cards expired at the end of June 2007, and we do not expect to generally sell our network products without related support services in the future.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Total ratable revenue increased from $6.7 million in the six months ended June 30, 2006 to $100.4 million in the corresponding period in 2007. The increase reflected an increase in invoiced shipments of bundled products from $33.5 million in the six months ended June 30, 2006 to $128.4 million in the corresponding period in 2007. The increase in invoiced shipments of bundled products was due to increased purchases of our DTN System by existing customers and the addition of new customers. In addition, in the six month period ended June 30, 2006, we recognized $5.1 million of deferred revenue from prior periods and $1.6 million from invoiced shipments of bundled products in the period. In the six months ended June 2007, we recognized $85.0 million of ratable revenue from prior periods and $15.4 million from current period invoiced shipments of bundled products. This also reflects shorter ratable revenue recognition periods which have decreased from 3.7 years in the second quarter of 2006 to 1.2 years in the same quarter of 2007.

In the six months ended June 30, 2007, we recorded $7.2 million of product revenue, consisting of $5.3 million related to the sale of 10 Gbps cards not for use in our DTN System and $1.9 million related to product sales to customers that did not require support services.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit (loss) and gross margin for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$58,416	$4,054	$107,608	$6,707
Cost of revenue:
Cost of ratable product and related support and services	37,529	4,488	72,372	9,973
Lower of cost or market adjustment	2,219	3,657	3,286	7,982
Cost of product	2,488	—	3,851	—

Gross profit (loss)	$16,180	$(4,091)	$28,099	$(11,248)

Gross margin	28%	-101%	26%	-168%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Gross margins improved from the three months ended June 30, 2006 to the corresponding period in 2007 due to the impact of the recognition of $18.8 million of deferred gross margin related to invoiced shipments in prior periods. In addition there was a significant improvement in gross margins on current period invoiced shipments reflecting improved pricing and cost structures. Although we continued to sell common equipment at low or negative margins, we experienced a reduction of $1.5 million in LCM adjustments in the current period compared to the second quarter of 2006, primarily due to a continued decline in component pricing. These improvements were offset by an increase to our warranty expense of $2.9 million due to increased shipment volumes and an increase in the expected cost of replacing defective units due to a reduction in the expected volume of repaired units available to satisfy customer warranty claims.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Gross margins improved from the six months ended June 30, 2006 to the corresponding period in 2007 due primarily to the impact of the recognition of $26.3 million of deferred gross margin related to invoiced shipments in prior periods. In addition there was significant improvement in gross margins on current period invoiced shipments reflecting improved pricing and cost structures. Although we continued to sell common equipment at low or negative margins, we experienced a reduction of $4.7 million in LCM adjustments in the current period compared to the second quarter of 2006, primarily due to changes in the bill of materials on a number of common equipment components and a continued decline in component pricing. These improvements were offset by an increase to our warranty expense of $6.7 million reflecting increased shipment volumes and an increase in the expected cost of replacing defective units due to a reduction in the expected volume of repaired units available to satisfy customer warranty claims.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Research and development expenses	$14,079	$7,272	$30,137	$13,718
Percent of total revenue(1)	24%	179%	28%	205%

(1)	Research and development expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Research and development expenses increased from the three months ended June 30, 2006 to the corresponding period in 2007 due primarily to $1.6 million of increases in prototype and non-recurring engineering spending and $1.7 million of incremental headcount expenses. In addition, we completed two asset acquisitions in the second half of 2006 resulting in $2.1 million of increased personnel-related costs. Stock-based compensation increased by $1.0 million.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Research and development expenses increased from the six months ended June 30, 2006 to the corresponding period in 2007 due primarily to $4.4 million of expense related to software development services that we purchased from a third party to enable a supplier’s product to operate in a regional bell operating company infrastructure, a $4.3 million increase in personnel and engineering development related costs due to two asset acquisitions completed in the second half of 2006, $3.2 million in incremental headcount expenses, and $2.0 million in increased prototype and non-recurring engineering spending. In addition, the increase resulted from a $1.3 million increase in stock-based compensation.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Sales and marketing expenses	$6,401	$4,162	$14,037	$6,863
Percent of total revenue(1)	11%	103%	13%	102%

(1)	Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Sales and marketing expenses increased from the three months ended June 30, 2006 to the corresponding period in 2007 due primarily to an increase of $0.7 million in headcount related expenses, including salaries and commission and $0.4 million of expenses related to demonstration units and expenses used in potential customer lab trials and trade shows. In addition, there was a $0.3 million increase in stock-based compensation.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Sales and marketing expenses increased from the six months ended June 30, 2006 to the corresponding period in 2007 due primarily to an increase of $3.5 million in headcount related expenses, including salaries and commission, and $1.4 million of expenses related to demonstration units and expenses used in potential customer lab trials and trade shows. In addition, there was a $0.4 million increase in stock-based compensation.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
General and administrative expenses	$5,306	$2,286	$10,863	$3,664
Percent of total revenue(1)	9%	56%	10%	55%

(1)	General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. General and administrative expenses increased from the three months ended June 30, 2006 to the corresponding period in 2007 due primarily to increased personnel expenses of $1.8 million and $0.5 million of outside legal, consulting and audit expenses, reflecting increased investments in these areas in anticipation of becoming a public company. In addition, there was a $0.7 million increase in stock-based compensation.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. General and administrative expenses increased from the six months ended June 30, 2006 to the corresponding period in 2007 due primarily to increased personnel expenses of $3.7 million and $2.3 million of outside legal, consulting and audit expenses, reflecting increased investments in these areas in anticipation of becoming a public company. In addition, there was a $0.9 million increase in stock-based compensation.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest income	$729	$569	$914	$795
Interest expense	(1,119)	(1,399)	(2,182)	(2,389)
Other gain (loss), net	(15,978)	460	(17,515)	728

Total other income (expense), net	$(16,368)	$(370)	$(18,783)	$(866)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Other gain (loss), net primarily consisted of a $17.3 million charge related to the revaluation of preferred stock warrant liabilities at fair market value, partially offset by a $0.1 million gain related to the sale of certain state R&D credits and a $1.1 million gain related to the sale of assets acquired under an asset purchase agreement as described in Note 3 of Notes to Consolidated Financial Statements.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Other gain (loss), net primarily consisted of a $19.8 million charge related to the revaluation of preferred stock warrant liabilities at fair market value. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to remeasurement. This loss was partially offset by $0.1 million related to the sale of certain state R&D tax credits, $0.1 million related to a subletting transaction, and a $2.0 million gain related to the sale of assets acquired during the period under an asset purchase agreement as described in Note 3 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	June 30, 2007	December 31, 2006
	(In thousands)
Working capital	$172,290	$2,218
Cash and cash equivalents	197,419	28,884

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash provided by (used in) operating activities	$6,208	$(33,912)
Cash used in investing activities	(6,186)	(2,385)
Cash provided by financing activities	168,463	57,889

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

Prior to our IPO in June 2007, we had financed our operations primarily through private sales of equity and from borrowings under credit facilities and more recently from cash collections on the sales of our DTN System. In June 2007, we completed our IPO and raised net proceeds of $190.2 million.

Operating Activities

We experienced positive cash flows from operations of $6.2 million in the six months ended June 2007. We generated a net loss for the period of $45.9 million, and we had non-cash charges of $25.6 million consisting primarily of warrant expense of $19.8 million and depreciation of $4.4 million. In addition, the net loss reflects the continued non-cash deferral of positive gross margin from invoiced shipments of bundled products of $20.5 million. We experienced improved collections in the period offset by reductions in accounts payable terms. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally. We experienced negative cash flows from operations of $33.9 million in the first six months of 2006. This reflected a net loss of $36.4 million with a non-cash deferral of gross margin on invoiced shipments of bundled products of $8.4 million. Other non-cash charges included $3.5 million of depreciation. Inventory and accounts receivables continued to increase in the period as we continued to grow the business driving higher working capital requirements.

Investing Activities

Cash used in investing activities was $6.2 million in the six months ended June 30, 2007, consisting of $8.7 million for the purchase of property, plant and equipment, partially offset by $2.5 million of proceeds from the subsequent sale of some of the purchased assets. Cash used in investing activities in the first six months of 2006 was $2.4 million and consisted of $4.9 million for the purchase of property, plant and equipment partially offset by $1.5 million of proceeds from the sale of acquired assets and $1.1 million of proceeds from the sale of short-term investments.

Financing Activities

Net proceeds from financing activities in the six months ended June 2007 were $168.5 million. We completed our IPO in June 2007 and generated net proceeds of $190.2 million. We used $30.9 million of these funds to pay off the majority of our outstanding debt, including $7.1 million which we had borrowed under an existing facility in the first quarter of 2007. In addition, we received $2.0 million from employee stock options exercised in the period. Cash from financing activities amounted to $57.9 million in the six months ended June 30, 2006. The primary sources of these funds were the issuance of convertible preferred stock of $52.6 million and a net increase in bank borrowings of $2.6 million.

Credit Facilities

Following the close of our IPO in June 2007, we repaid $29.3 million of our borrowings leaving $4.5 million of debt which we had assumed as part of an acquisition of assets and which will mature in October 2007.

As of June 30, 2007, we had access to an additional $23.0 million of incremental funds under our existing credit facilities; however, this facility is due to expire in August 2007. We expect to negotiate replacement facilities with various financial institutions in the future.

In the next twelve months, capital expenditures are expected to be approximately $15 million, primarily for product development and manufacturing expansion and upgrades. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may require additional capital from equity or debt financings in the future to fund our operations, respond to competitive pressures or for strategic opportunities in the event that we continue to incur significant losses or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2007:

	Years Ending December 31,
	Total	Remainder of 2007	2008	2009	2010	2011 and beyond
	(In thousands)
Principal payments on credit facility	$4,500	$4,500	$—	$—	$—	$—
Purchase obligations(1)	28,579	28,579	—	—	—	—
Interest payments on credit facility(2)	202	202	—	—	—	—
Operating leases	14,265	1,626	3,239	3,193	2,837	3,370

Total contractual obligations	$47,546	$34,907	$3,239	$3,193	$2,837	$3,370

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)	Represents estimated interest payments on our debt using an effective rate of 4.0% at June 30, 2007.

Off-Balance Sheet Arrangements

During 2006 and the three and six months ended June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 13 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2006 would result in a loss of approximately $1.3 million. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $28.9 million and $197.4 million at December 31, 2006 and June 30, 2007, respectively. These amounts were invested primarily in money market funds and commercial paper. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2007, our interest income would have declined approximately $91,000, assuming consistent investment levels.

At December 31, 2006 and June 30, 2007, we had $28.4 million and $4.5 million, respectively, of debt outstanding. Our current debt interest rate is fixed at 4%.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation and in light of the unremediated material weakness in our internal controls over our non-routine manual accounting and reporting processes as disclosed in our Registration Statement on Form S-1 dated June 6, 2007, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective. To address this material weakness, the company has completed additional review and re-performance procedures in relation to non-routine manual accounting and reporting processes as part of our financial close procedures. Accordingly, we believe that the condensed consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the six months ended June 30, 2007, we began the implementation of a remediation plan to address the material weakness identified related to our non-routine manual accounting and reporting processes involving our revenue and net loss per common share disclosure process. We have implemented additional accounting procedures which include re-performance testing, more detailed reconciliations and increased review in our revenue and net loss per common share processes. We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these process changes to determine if they are operating effectively.

We are also in the process of automating our accounting and reporting for revenue and deferred revenue in order to reduce our reliance on manual processes and procedures. We expect to implement the automated process changes during the third quarter of 2007.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 9, 2006, the Company and Level 3 were sued by Cheetah Omni LLC (Cheetah) in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under patent No. 6,795,605 and asserting that the claims of the patent are invalid and that the DTN System does not infringe the patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under patent No. 7,142,347 and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, the Company and Level 3 filed responses to Cheetah’s third amended complaint denying all infringement claims, and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims of the patents are invalid and that the DTN System does not infringe the patents.

On March 14, 2007, the Company submitted requests to the U.S. Patent and Trademark Office for inter partes reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347 asking the U.S. Patent and Trademark Office to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347.

On April 11, 2007, the Company and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795, 605. As a result, all proceedings in this lawsuit are stayed at least until the final resolution of the reexamination of U.S. Patent No. 6,795, 605. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have a limited operating history and have only recently begun selling our DTN System, both of which make it difficult to predict our future operating results.

We were incorporated in December 2000 and shipped our first DTN System in November 2004. Our limited operating history gives you very little basis upon which to evaluate our ability to accomplish our business objectives. In making an investment decision, you should evaluate our business in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing optical communications market. We may not be successful in addressing these risks. It is difficult to accurately forecast our future revenue and plan expenses accordingly and, therefore, predict our future operating results.

We have a history of significant operating losses and may not achieve profitability in the future.

We have not achieved profitability. We experienced a net loss of $89.9 million for the year ended December 31, 2006 and $26.1 million and $45.9 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, our accumulated deficit was $360.0 million. We expect to continue to incur substantial losses, and we may not become profitable in the foreseeable future, if ever. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our DTN System and to maintain and expand our manufacturing facilities and research and development operations. In addition, as a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We will have to generate and sustain significant increased revenue and product gross margins to achieve profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on past results, in particular the recent growth in our revenue, as an indicator of our future performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and take time. Consequently, if our revenue does not meet projected levels, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles, product mix and prices for our DTN System and our services;

•	reductions in customers’ budgets for optical communications purchases and delays in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•

the timing of recognizing revenue in any given quarter as a result of software revenue recognition requirements and any changes in U.S. generally accepted accounting principles or new interpretations of existing accounting rules;

•

our ability to establish vendor specific objective evidence, or VSOE, in order to be able to recognize revenue once the four revenue recognition criteria have been met, rather than over the period represented by the longest undelivered service period;

•	readiness of customer sites for installation of our DTN System;

•	the timing of product releases or upgrades by us or by our competitors;

•	availability of third party suppliers to provide contract engineering and installation services for us;

•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of components we purchase; and

•	general economic conditions in domestic and international markets.

Until we establish VSOE for training and product support services, all revenue for our bundled products will continue to be deferred and recognized ratably over the longest undelivered service period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may in the future provide to the market, the price of our common stock may decline substantially.

Our gross margin may fluctuate from quarter to quarter and may be adversely affected by a number of factors, some of which are beyond our control.

Our gross margin fluctuates from period to period and varies by customer and by product specification. Our gross margin may continue to be adversely affected by a number of factors, including:

•	the mix in any period of higher and lower margin products and services;

•	price discounts negotiated by our customers;

•	sales volume from each customer during the period;

•	the period of time over which ratable recognition of revenue occurs;

•	the amount of equipment we sell for a loss in a given quarter;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our DTN System;

•	our ability to reduce manufacturing costs;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increased price competition, including competition from low-cost producers in China; and

•	increased warranty or repair costs.

It is likely that the average unit prices of our DTN System will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain annual technology discounts that require us to decrease the sales price of our DTN System to these customers. In response, we will likely need to reduce the cost of our DTN System through manufacturing efficiencies, design improvements and cost reductions or change the mix of DTN Systems we sell. If these efforts are not successful or if we are unable to reduce our costs to a greater extent than the reduction in the price of our DTN System, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

Aggressive business tactics by our competitors may harm our business.

Increased competition in our markets has resulted in aggressive business tactics by our competitors, including:

•	selling at a discount used equipment or inventory that a competitor had previously written down or written off;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	offering to repurchase our equipment from existing customers;

•	providing financing, marketing and advertising assistance to customers; and

•	asserting intellectual property rights.

If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand aggressive business tactics, including those described above, demand for our DTN System could decline, we could experience delays or cancellations of customer orders, or we could be required to reduce our prices or increase our expenses.

The markets in which we compete are highly competitive and dominated by large corporations, and we may not be able to compete effectively.

Competition in the optical communications equipment market is intense, and we expect such competition to increase. A number of very large companies historically have dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Fujitsu Limited, Huawei Technologies Co., LM Ericsson Telephone Co., NEC Corporation, Nortel Networks, Siemens Systems GmbH and ZTE Corporation. Competition in these markets is based on price, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our DTN System. In particular, if a competitor develops a photonic integrated circuit with similar functionality, our business could be harmed. On June 19, 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture and on November 30, 2006 Alcatel and Lucent announced the completion of their merger. These transactions and any future mergers, acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, greater manufacturing capacity and better established relationships with incumbent carriers and other potential customers than we have. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.

We also compete with low-cost producers in China that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.

We are dependent on Level 3 Communications for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Level 3 or one or more of our key customers would reduce our revenue and harm our operating results.

A relatively small number of customers account for a large percentage of our net revenue. In particular, for the year ended December 31, 2006, Level 3 Communications, or Level 3, and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 75% of our revenue. We expect Level 3 to continue to represent a large percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers. Our ability to continue to generate revenue from our key customers will depend on our ability to introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase orders rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which would harm our operating results.

Substantial changes in the optical communications industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, some have gone out of business or have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in the changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and government agencies. In addition, it has resulted in a substantial reduction in the number of our potential customers. For example, service providers, such as Level 3, have recently acquired a number of other communications service providers, including one of our other customers. This increased concentration among our customer base may also lead to increased negotiating power for our customers and may require us to decrease our average selling prices.

Further, many of our customers are large communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to reduce the average selling price, or increase the average cost, of our DTN System in response to these pressures or competitive pricing pressures. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.

We expect the factors described above to continue to affect our business and operating results for an indeterminate period, in several ways, including:

•	overall capital expenditures by many of our customers or potential customers may be flat or reduced;

•	we will continue to have only limited ability to forecast the volume and product mix of our sales;

•	managing expenditures and inventory will be difficult in light of the uncertainties surrounding our business; and

•

increased competition will enable customers to insist on more favorable terms and conditions for sales, including product discounts, extended payment terms or financing assistance, as a condition of procuring their business.

If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced production costs, or if we fail to develop and introduce new products and enhancements on a timely basis, our operating results would be harmed.

We are dependent on a single product, and the lack of continued market acceptance of our DTN System would harm our business.

Our DTN System accounts for substantially all of our revenue and will continue to do so for the foreseeable future. As a result, our business could be harmed by:

•	any decline in demand for our DTN System;

•	the failure of our existing DTN System to achieve continued market acceptance;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our DTN System;

•	technological innovations or new communications standards that our DTN System does not address; and

•	our inability to release enhanced versions of our DTN System on a timely basis.

If we fail to expand sales of our DTN System into metro and international markets or to sell our products to new types of customers, such as U.S. regional bell operating companies, international postal, telephone and telegraph companies, our revenue will be harmed.

We believe that, in order to grow our revenue and business and to build a large and diverse customer base, we must successfully sell our DTN System in metro and international markets including to cable multiple system operators and U.S. competitive local exchange carriers, and ultimately to U.S. regional bell operating companies and international postal, telephone and telegraph companies. We have limited experience selling our DTN System internationally and to U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new sales channels through resellers, distributors and systems integrators. If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and revenue.

If we fail to protect our intellectual property rights, our competitive position could be harmed or we could incur significant expense to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. This is likely to become an increasingly important issue as we expand our operations and product development into countries that provide a lower level of intellectual property protection. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

Protecting against the unauthorized use of our DTN System, trademarks and other proprietary rights is expensive, difficult, time consuming and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of the proprietary rights of others. Such litigation could result in substantial cost and diversion of management resources, either of which could harm our business, financial condition and operating results. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their intellectual property could harm our business.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical communications industry, including our competitors, have extensive patent portfolios with respect to optical communications technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a newly public company, we face a higher risk of being the subject of intellectual property infringement claims. From time to time, third parties have and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. In addition, competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our DTN System and technology. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.

Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our DTN System. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and operating results. Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and operating results.

On May 9, 2006, we and Level 3 were sued by Cheetah Omni LLC (Cheetah) in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of our DTN System, recovery of all damages caused by the alleged infringement and an award of any and all compensatory damages available by law, including damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount of damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent our product is found to infringe the rights of a third party, and we have assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint. On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, we and Level 3 filed responses to Cheetah’s third amended complaint. On March 14, 2007, the Company submitted requests to the U.S. Patent and Trademark Office for inter partes reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347 asking the U.S. Patent and Trademark Office to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347.

On April 11, 2007, the Company and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795, 605. As a result, all proceedings in this lawsuit are stayed at least until the final resolution of the reexamination of U.S. Patent No. 6,795, 605. There can be no assurance that the reexamination will invalidate the 6,795,605 patent or limit the scope of its claims. In addition, Cheetah may be able to expand the scope of the claims of the 6,795,605 patent during the reexamination process. In the event that Cheetah is successful in obtaining a judgment requiring us to pay damages or obtains an injunction preventing the sale of our DTN System, our business could be harmed.

If we fail to accurately forecast demand for our DTN System, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenue and harm our business.

We are required to generate forecasts of future demands for our DTN System several months prior to the scheduled delivery to our prospective customers, which requires us to make significant investments before we know if corresponding revenue will be recognized. If we overestimate demand for our DTN System and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, we will face a risk of obsolescence and significant inventory write-downs and our capital infrastructure will be depreciated across fewer units raising our per unit costs. If we underestimate demand for our DTN System, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our DTN System and result in delays in shipments and our ability to recognize revenue.

In addition, we may be unable to meet our supply commitments to customers which could result in a breach of our customer agreements and require us to pay damages. Lead times for materials and components, including application-specific integrated circuits, that we need to order for the manufacturing of our DTN System vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.

Our manufacturing process is very complex and minor process deviations may reduce yields, require product write-downs or otherwise harm our business.

The manufacturing process of our DTN System is technically challenging. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. We have had production interruptions and suspensions in the past and may have additional interruptions or suspensions in the future. We expect our manufacturing yield for our next generation PICs to be lower initially and increase as we achieve full production. Poor yields from our PIC manufacturing process or defects, integration issues or other performance problems in our DTN System could cause us customer relations and business reputation problems, harming our business and operating results.

In addition, our manufacturing facilities may not have adequate capacity to meet the demand for our DTN System or we may not be able to increase our capacity to meet potential increases in demand for our DTN System. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could harm our relationships with customers, our business and our operating results.

Product performance problems, including undetected errors in our hardware or software, could harm our business and reputation.

The development and production of new products with high technology content, such as our DTN System, is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software products, such as our DTN System, can often contain undetected errors when first introduced or as new versions are released. We have experienced errors in the past in connection with our DTN System, including failures with application-specific integrated circuits due to the receipt of faulty components from one of our suppliers. We suspect that errors, including potentially serious errors, will be found from time to time in our DTN System. We have only been shipping our DTN System since November 2004, which provides us with limited information on which to judge its reliability. Our DTN System may suffer degradation of performance and reliability over time.

If reliability, quality or network monitoring problems develop, a number of negative effects on our business could result, including:

•	delays in our ability to recognize revenue;

•	costs associated with fixing software or hardware defects or replacing products;

•	high service and warranty expenses;

•	delays in shipments;

•	high inventory excess and obsolescence expense;

•	high levels of product returns;

•	diversion of our engineering personnel from our product development efforts;

•	delays in collecting accounts receivable;

•	payment of damages for performance failures;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

Because we outsource the manufacturing of certain components of our DTN System, we may also be subject to product performance problems as a result of the acts or omissions of these third parties.

From time to time, we encounter interruptions or delays in the activation of our DTN System at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, confidence in our DTN System could be undermined, which could cause us to lose customers and fail to add new customers.

We are dependent on sole source and limited source suppliers for several key components, and if we fail to obtain these components on a timely basis, we will not meet our customers’ product delivery requirements.

We currently purchase several key components from single or limited sources. In particular, we rely on third parties as sole source suppliers for certain of our components, including: application-specific integrated circuits, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with any of these sole source suppliers. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components. If we do not receive critical components from our suppliers in a timely manner, we will be unable to deliver those components to our manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may result in a re-design of our DTN System, which could cause delays in the manufacturing and delivery of our systems. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. This may occur in the future, which could cause us to fail to meet a customer’s delivery requirements and could harm our reputation and our customer relationships and result in the breach of our customer agreements.

Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity.

Our future success depends on factors such as the continued growth of the Internet and internet protocol traffic and the continuing adoption of high capacity, revenue-generating services to increase the amount of data transmitted over communications networks and the growth of optical communications networks to meet the increased demand for bandwidth. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical communications network products may not continue to grow. If this growth does not continue or slows down, our DTN System sales would be negatively impacted.

We have experienced delays in the development and introduction of our DTN System, and any future delays in releasing new products or in enhancements to our DTN System may harm our business.

Since our DTN System is based on complex technology, we may experience unanticipated delays in developing, improving, manufacturing or deploying it. Any modification to our PIC and to our DTN System entails similar development risks. At any given time, various enhancements to our DTN System are in the development phase and are not yet ready for commercial manufacturing or deployment. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

•	completion of product development;

•	the qualification and multiple sourcing of critical components;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of software; and

•	establishment of systems integration and systems test validation requirements.

Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our DTN System. New versions of our PICs, specialized application-specific integrated circuits and intensive software testing and validation are important to the timely introduction of enhancements to our DTN System and to our ability to enter new markets, and schedule delays are common in the final validation phase as well as in the manufacture of specialized application-specific integrated circuits. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of enhancements to our DTN System. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer.

We must respond to rapid technological change and comply with evolving industry standards and requirements for our DTN System to be successful.

The optical communications equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. The introduction of new communications technologies and the emergence of new industry standards or requirements could render our DTN System obsolete. Further, in developing our DTN System, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our DTN System would be reduced or delayed and our business would be harmed.

We expect our competitors to continue to improve the performance of their existing products and to introduce new products and technologies. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments, we may not be able to make the technological advances necessary to be competitive and we may not be able to effectively sell our DTN System to targeted customers who have prior relationships with our competitors.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Our management and our independent registered public accounting firm have reported to our board of directors material weaknesses in the design and operation of our internal controls as of December 31, 2005 and 2006. A material weakness is defined by the standards issued by the American Institute of Certified Public Accountants as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In 2005, our independent registered public accounting firm identified a material weakness related to our inventory valuation process. Specifically, certain manufacturing costs were not reflected or captured in a timely basis in the inventory records and the inventory analysis contained computational errors that resulted in adjustments to the financial statements prior to their issuance. This material weakness related to the following financial statement accounts: inventory, deferred inventory costs, research and development expenses and cost of ratable revenue. We believe we have remediated the material weakness identified in 2005 related to our inventory valuation process by implementing additional procedures and controls, hiring additional accounting personnel and increasing management review and oversight.

In 2007, subsequent to the initial filing of our initial public offering registration statement, our management identified a material weakness related to non-routine manual accounting and reporting processes. Management’s review of these transactions and disclosures was not sufficient to identify computational errors in the revenue accounting process in 2006 and the net loss per common share reporting and disclosure process in 2002 through 2006. Specifically, our review did not identify a manual computational error in our revenue analysis relating to the ratable revenue commencement date of a transaction with one of our customers. As a result, we restated our 2006 consolidated financial statements to reflect a reduction in ratable revenue of $0.5 million. In addition, our review of the net loss per common share amount for all annual and interim periods did not identify an error in the manual calculation of the weighted average number of common shares outstanding for each period. The errors were primarily related to the misapplication of the reverse share split to a component of the weighted average common shares outstanding calculation and the inappropriate exclusion of certain outstanding shares used in computing the basic and diluted net loss per common share. This resulted in an understatement of the reported net loss per common share of $4.22 in 2002, $3.51 in 2003, $2.64 in 2004, $0.28 in 2005 and $0.22 in 2006. This material weakness relates to the following financial statement accounts: Ratable product and related support services, deferred revenue and our net loss per common share disclosures. We have developed a remediation plan to address the material weakness identified in 2006 related to our non-routine manual accounting and reporting processes involving our revenue and net loss per common share computations in 2002 through 2006.

In connection with the restatement of our 2006 consolidated financial statements, we also elected to restate our 2005 and 2006 consolidated financial statements to reflect an additional $0.2 million and $0.3 million of interest expense in 2005 and 2006, respectively, related to the accrual of a debt repayment obligation that had previously been omitted from our financial statements. The interest expense change was not a result of a material weakness, but arose from a significant deficiency in the design and operation of our internal controls.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating ratable revenue, deferred revenue and inventory costs. While in some cases we are commencing or will shortly commence adoption of automatic processes with less likelihood for error and additional processes to detect errors that arise, we expect that for the foreseeable future many of these processes will remain manually intensive.

The remediation policies and procedures we have implemented and plan to implement may be insufficient to address our material weaknesses and additional material weaknesses may be discovered in the future. In addition, the manual processes discussed above may result in errors that may not be detected and could result in a material misstatement. If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the rules of the Securities and Exchange Commission, or the SEC, under Section 404 of the Sarbanes-Oxley Act become applicable to us beginning with the required filing of our Annual Report on Form 10-K for the year ending December 31, 2008.

If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our DTN System is complex, we must hire and retain a large number of highly trained customer service and support personnel to ensure that the deployment of our DTN System does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales, marketing, finance and customer service and support personnel. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area. We may not succeed in identifying, attracting and retaining appropriate personnel. Further, competitors and other entities have in the past attempted, and may in the future attempt, to recruit our employees. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

Our sales cycle can be long and unpredictable, which could result in an unexpected revenue shortfall in any given quarter.

Our DTN System has a lengthy sales cycle, which can extend from six to twelve months and may take even longer for larger prospective customers such as U.S. regional bell operating companies, international postal, telephone and telegraph companies and U.S. competitive local exchange carriers. Our prospective customers conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our DTN System. We incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.

Because the purchase of our equipment involves substantial cost, most of our customers wait to purchase our equipment until they are ready to deploy it in their network. As a result, it is difficult for us to accurately predict the timing of future purchases by our customers. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from customers for a particular quarter are not realized in that quarter or at all, our revenue will be negatively impacted.

Our international sales and operations subject us to additional risks that may harm our operating results.

We market, sell and service our DTN System globally. In 2005, we derived approximately 36% of our revenue from customers outside of the United States. This number decreased to 14% in 2006. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we enter new international markets. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the impact of recessions in economies outside the United States;

•	tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our DTN System in certain foreign markets;

•	certification requirements;

•	greater difficulty documenting and testing our internal controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	effects of changes in currency exchange rates; and

•	service provider and government spending patterns.

International customers may also require that we comply with certain testing or customization of our DTN System to conform to local standards. The product development costs to test or customize our DTN System could be extensive and a material expense for us.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks could harm our international operations and reduce our international sales.

If our contract manufacturers do not perform as we expect, our business may be harmed.

Our future success will depend on our ability to have sufficient volumes of our DTN System manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our DTN System. There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules;

•	reliance on the quality assurance procedures of third parties;

•	potential uncertainty regarding manufacturing yields and costs;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on components supplied to us;

•	potential misappropriation of our intellectual property; and

•	potential manufacturing disruptions.

Any of these risks could impair our ability to fulfill orders. Our contract manufacturers may not be able to meet the delivery requirements of our customers, which could decrease customer satisfaction and harm our DTN System sales. We do not have long-term contracts or arrangements with our contract manufacturers that will guarantee product availability, or the continuation of particular pricing or payment terms. If our contract manufacturers are unable or unwilling to continue manufacturing our DTN System in required volumes or our relationship with any of our contract manufacturers is discontinued for any reason, we would be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming and if we are required to change or qualify a new contract manufacturer, we would likely lose sales revenue and damage our existing customer relationships.

Any acquisitions we make could disrupt our business and harm our financial condition and operations.

We have made strategic acquisitions of businesses, technologies and other assets in the past. While we have no current agreements or commitments, we may in the future acquire businesses, product lines or technologies. In the event of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume other liabilities; or

•	incur amortization expenses related to goodwill and other intangible assets and/or incur large and immediate write-offs.

Acquisitions also involve numerous risks, including:

•	problems integrating the acquired operations, technologies or products with our own;

•	diversion of management’s attention from our core business;

•	assumption of unknown liabilities;

•	adverse effects on existing business relationships with suppliers and customers;

•	increased accounting compliance risk;

•	risks associated with entering new markets; and

•	potential loss of key employees.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. Our failure to do so could have an adverse effect on our business, financial condition and operating results.

Unforeseen health, safety and environmental costs could harm our business.

Our manufacturing operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment. If we experience a problem with these substances, it could cause an interruption or delay in our manufacturing operations or could cause us to incur liabilities for any costs related to health, safety or environmental remediation. We could also be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. If we experience a problem or fail to comply with such safety standards, our business, financial condition and operating results may be harmed.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

We are subject to export control laws that limit which products we sell and where and to whom we sell our DTN System. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our DTN System or could limit our customers’ ability to implement our DTN System in those countries. Changes in our DTN System or changes in export and import regulations may create delays in the introduction of our DTN System in international markets, prevent our customers with international operations from deploying our DTN System throughout their global systems or, in some cases, prevent the export or import of our DTN System to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our DTN System by, or in our decreased ability to export or sell our DTN System to, existing or potential customers with international operations. For example, we need to comply with Waste from Electrical and Electronic Equipment and Restriction of Hazardous Substances laws, which have been adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, decreased use of our DTN System or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and operating results.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a newly public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, U.S. securities laws require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to potential delisting by the NASDAQ Stock Market and review by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which would require additional financial and management resources.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our business requires significant capital. We have historically relied on significant outside financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities in the event that we continue to incur significant losses or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

We are subject to government regulations that could adversely impact our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire U.S. communications industry and, as a result, our DTN System and our North American customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our DTN System or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations.

Our headquarters and the majority of our infrastructure, including our PIC manufacturing facility, is located in Northern California, an area that is susceptible to earthquakes and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our DTN System. In the event that an earthquake, terrorist attack or other catastrophe were to destroy any part of our facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the initial public offering price.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has limited prior trading history. Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or agreements by us or by our competitors;

•	the gain or loss of customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up period relating to our initial public offering, the trading price of our common stock could decline.

As of June 30, 2007, we had outstanding 85,357,657 shares of common stock. After the lock-up agreements expire, up to 68,665,254 shares will be eligible for sale in the public market, 26,767,349 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC up to 62,427,606 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market. All of these shares are subject to lock-up agreements restricting their sale through December 3, 2007, which period may be extended in certain limited circumstances.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 13% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

During the three months ended June 30, 2007, we granted stock options to purchase an aggregate of 0.2 million shares of common stock under our 2000 Stock Plan at an exercise price of $10.72 per share. During this period, we also issued an aggregate of approximately 0.1 million shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $0.4 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

In June 2007, we completed our IPO pursuant to a registration statement on Form S-1 (Registration No. 333-140876) which the U.S. Securities and Exchange Commission declared effective on June 6, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 16.1 million shares of our common stock. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement were sold at a price to the public of $13.00 per share. The managing underwriters were Goldman, Sachs & Co., Citigroup Global Markets Inc., JP Morgan Securities Inc., Lehman Brothers Inc. and Thomas Weisel Partners LLC.

As a result of the IPO, we raised a total of $190.2 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and offering expenses of $4.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. On June 15, 2007, we used $29.3 million of our proceeds to repay our various credit facilities. We anticipate that we will use the remaining net proceeds from the IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 3, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our IPO, (2) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (3) the adoption of our 2007 Equity Incentive Plan and our 2007 Employee Stock Purchase Plan, (4) the adoption of our form of indemnification agreement to be entered into with our directors, officers and certain key employees and (5) the approval of the total number of shares now reserved for sale and issuance under our 2000 Stock Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Written consents from stockholders holding an aggregate of 62,192,065 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 6,942,337 shares of our capital stock entitled to vote on such matters.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (2)

10.1	Amendment No. 2 to Lease Agreement between SCM Properties, LLC and Registrant dated May 29, 2007.

10.2	Addendum No. 1 to Amendment No. 2 to Lease Agreement between SCM Properties, LLC and Registrant dated May 29, 2007.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Infinera Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to exhibit filed on Form 8-K on June 12, 2007.

(2)	Incorporated by reference to exhibit of same number filed with Registrant’s Statement on Form S-1 (333-140876) on February 25, 2007, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2007

Infinera Corporation

By:	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer