Form 10-Q
period 2007-09-29
INFINERA CORP
filed 2007-11-09
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐             Accelerated filer     ☐             Non-accelerated filer     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of October 26, 2007, 85,674,360 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

Infinera Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	September 29, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,823	$28,884
Short-term investments	86,003	688
Short-term restricted cash	410	—
Accounts receivable	38,608	41,635
Other receivables	2,635	513
Inventory	57,116	58,269
Deferred inventory costs	76,052	62,936
Prepaid expenses and other current assets	3,715	3,115

Total current assets	353,362	196,040
Property, plant and equipment, net	31,216	26,665
Intangible assets	1,607	1,806
Deferred inventory costs, non-current	3,835	4,317
Long-term investments	14,247	—
Long-term restricted cash	1,871	—
Other non-current assets	431	1,638

Total assets	$406,569	$230,466

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,032	$41,767
Accrued expenses	5,712	16,574
Accrued compensation and related benefits	13,327	7,628
Accrued warranty	4,283	1,339
Deferred revenue	148,752	101,080
Preferred stock warrant liability	—	5,409
Current portion of debt	—	20,025

Total current liabilities	199,106	193,822
Long-term portion of debt	—	8,357
Accrued warranty, non-current	5,088	1,378
Deferred revenue, non-current	8,398	9,873
Long-term exercised unvested options	1,041	996
Other long-term liabilities	4,710	1,811
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value; Authorized shares - none as of September 29, 2007 and 62,000 as of December 31, 2006; issued and outstanding shares - none as of September 29, 2007 and 58,806 as of December 31, 2006	—	320,550
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value
Authorized shares - 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value
Authorized shares – 500,000 and 79,500 as of September 29, 2007 and December 31, 2006, respectively
Issued and outstanding shares – 85,648 and 9,054 as of September 29, 2007 and December 31, 2006, respectively	86	9
Additional paid-in capital	553,714	7,911
Accumulated other comprehensive loss	(51)	(153)
Accumulated deficit	(365,523)	(314,088)

Total stockholders’ equity (deficit)	188,226	(306,321)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$406,569	$230,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue:
Ratable product and related support and services	$62,130	$6,118	$162,488	$12,825
Product	25	1,578	7,275	1,578

Total revenue	62,155	7,696	169,763	14,403
Cost of revenue:
Cost of ratable product and related support and services	37,620	7,967	109,992	17,940
Lower of cost or market adjustment	3,184	4,172	6,470	12,154
Cost of product	18	311	3,869	311

Total cost of revenue	40,822	12,450	120,331	30,405
Gross profit (loss)	21,333	(4,754)	49,432	(16,002)
Operating expenses:
Sales and marketing	7,995	4,914	22,032	11,777
Research and development	14,621	14,034	44,758	27,752
General and administrative	7,069	3,960	17,984	7,624
Amortization of intangible assets	37	19	111	19

Total operating expenses	29,722	22,927	84,885	47,172

Loss from operations	(8,389)	(27,681)	(35,453)	(63,174)
Other income (expense), net:
Interest income	2,459	849	3,373	1,644
Interest expense	(67)	(1,152)	(2,249)	(3,541)
Other gain (loss)	533	(589)	(16,982)	139

Total other income (expense), net	2,925	(892)	(15,858)	(1,758)
Loss before provision of income taxes	(5,464)	(28,573)	(51,311)	(64,932)
Provision for income taxes	62	23	124	53

Net loss	$(5,526)	$(28,596)	$(51,435)	$(64,985)

Net loss per common share, basic and diluted	$(0.07)	$(4.42)	$(1.34)	$(11.40)

Weighted average shares used in computing basic and diluted net loss per common share	84,017	6,465	38,419	5,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 29, 2007	September 30, 2006
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(51,435)	$(64,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,150	5,482
Amortization of debt discount	282	156
Issuance of warrants	—	189
In-process research and development	—	4,474
Asset impairment charges	393	—
Stock-based compensation expense	5,973	625
Revaluation of warrant liablities	19,761	147
Gain on disposal of fixed assets	(46)	—
Gain on sale of assets held for sale	(2,363)	—
Other gain	(73)	—
Changes in assets and liabilities:
Accounts receivable	3,196	(18,250)
Other receivables	(2,049)	(1,001)
Inventory	3,215	(25,511)
Prepaid expenses and other current assets	(1,234)	(849)
Deferred inventory costs	(12,764)	(38,926)
Other non-current assets	(1,266)	(411)
Accounts payable	(14,692)	14,459
Accrued liabilities and other expenses	(2,694)	9,710
Deferred revenue	46,197	61,084
Accrued warranty	6,653	855

Net cash provided by (used in) operating activities	4,204	(52,752)
Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(111,294)	(5,762)
Proceeds from maturities and sales of investments	12,000	1,099
Proceeds from disposition of acquired assets	—	1,450
Proceeds from disposal of fixed assets	60	—
Proceeds from sales of assets held for sale	2,721	—
Purchase of property and equipment	(11,710)	(11,171)
Acquisition of certain assets, net	—	(4,675)

Net cash used in investing activities	(108,223)	(19,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
	(Unaudited)
Cash Flows from Financing Activities:
Principal payments on loan obligations	(35,401)	(12,313)
Proceeds from loans	7,119	13,652
Proceeds from initial public offering, net of issuance costs	190,078	—
Proceeds from issuance of common stock	2,097	2,994
Proceeds from issuance of preferred stock, net of issuance costs	—	73,574
Proceeds from excercise of warrants	45	—
Proceeds from non-recourse notes	—	126
Repurchase of common stock	(50)	—

Net cash provided by financing activities	163,888	78,033

Effect of exchange rate changes	$70	$(72)

Net change in cash and cash equivalents	59,939	6,150
Cash and cash equivalents at beginning of period	28,884	36,013

Cash and cash equivalents at end of period	$88,823	$42,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,473	$2,467
Cash paid for income taxes	$62	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Significant Accounting Policies

Organization

Infinera Corporation (the Company) was founded in December 2000 and has developed a digital optical communications system called the Infinera DTN System (DTN System). The Company began commercial shipment of its DTN System in November 2004.

Initial Public Offering

In June 2007, the Company completed its initial public offering (IPO) of common stock in which it sold and issued 16.1 million shares of its common stock, including 2.1 million shares sold pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. The Company raised a total of $209.3 million in gross proceeds from its IPO, or $190.1 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and other offering costs of $4.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 59.4 million shares of common stock.

Significant Accounting Policies

Basis of Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated balance sheet as of September 29, 2007, the condensed consolidated statements of operations for the three and nine months ended September 29, 2007 and September 30, 2006, and the condensed consolidated statements of cash flows for the nine months ended September 29, 2007 and September 30, 2006 are unaudited. The condensed consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements which are included in the Company’s final prospectus dated October 30, 2007 related to its follow-on offering (Prospectus). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Prospectus.

The accompanying unaudited interim condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited interim condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 have been prepared on the same basis as the audited consolidated statements and reflect all adjustments, which are normal recurring adjustments, necessary for the fair presentation of its statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

Fiscal Calendar

Commencing in 2007, the Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. In previous years, the Company operated and reported financial results on a calendar year basis. Accordingly, the three-month periods ended September 29, 2007 and September 30, 2006 each comprised 13 weeks. The nine-month periods ended September 29, 2007 and September 30, 2006 each comprised 39 weeks. The current fiscal year ends on December 29, 2007 and is comprised of 52 weeks.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with United States GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented.

Significant estimates, assumptions and judgments made by management include the determination of the fair value of stock awards and warrants issued prior to its IPO, revenue recognition, warranty reserve and inventory valuation. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Vendor specific objective evidence (VSOE) of fair value for training and product support services is determined by reference to the price the customer will be required to pay when training and product support services are sold separately. To date, the Company has not established VSOE of fair value for training and product support services. Assuming all other revenue recognition criteria have been met and the only undelivered element is training or product support services, revenue is deferred and recognized ratably over the longest undelivered service period. The undelivered service periods range from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying condensed consolidated statements of operations.

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

Revenue for products that does not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to these arrangements is included in product revenue in the accompanying condensed consolidated statements of operations.

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

Under SFAS 123(R), the Company estimated the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over five years after the vesting commencement date. The Company makes a number of estimates and assumptions related to SFAS 123(R) including forfeiture rate, expected life and volatility. The Company utilized its historical data as an estimate of the expected forfeiture rate and it recognized compensation costs only for those equity awards expected to vest. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 due to increased liquidity of the underlying options in the post IPO era as compared to the Company’s historical grants. Expected volatility of the stock is based on the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own common stock. In the future, as the Company gains historical data for volatility in its own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense the Company records.

During the three and nine months ended September 29, 2007, the Company granted options to employees and directors to purchase an aggregate of 0.1 million and 4.8 million shares of common stock at weighted average exercise prices of $21.31 and $11.32 per share, respectively. These options have exercise prices equal to the deemed market value of the Company’s common stock on the dates these options were granted. At September 29, 2007, the total compensation cost related to stock-based options granted under SFAS 123(R) to employees and directors but not yet amortized was $37.4 million, net of estimated forfeitures of $3.5 million. Amortization of stock-based compensation in the three and nine months ended September 29, 2007 were $2.5 million and $4.6 million, respectively, and $0.3 million and $0.5 million in the three and nine months ended September 30, 2006, respectively.

The weighted average estimated values of employee stock option grants and rights granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as the weighted average assumptions used in calculating these values during the three and nine months ended September 29, 2007 and September 30, 2006, were based on estimates as follows:

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Volatility	79% - 81%	72% - 77%	62% - 84%	72% - 83%
Risk-free interest rate	4.7%	4.6%	4.5% - 4.9%	4.6% - 5.1%
Expected life	6.1 - 6.3 years	4.2 - 5.4 years	4.3 - 6.3 years	4.2 - 5.4 years
Estimated fair value	$13.67 - $17.04	$1.16 - $1.36	$2.12 - $17.04	$0.80 - $1.36

Concurrent with the IPO in June 2007, the Company established the 2007 Employee Stock Purchase Plan (ESPP). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and will end on the first trading day on or after February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation cost related to the employee stock purchase plan under FAS123 (R) were approximately $0.7 million and $0.9 million for the three and nine months ended September 29, 2007, respectively, and the fair value of the employee stock purchase plan shares were estimated at the date of grant using the following assumptions:

Employee Stock Purchase Plan	Three and Nine Months Ended September 29, 2007
Volatility	49%
Risk-free interest rate	4.97%
Expected life	0.7 years
Estimated fair value	$4.17

The Company began issuing Restricted Stock Units (RSUs) in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests. During the three and nine months ended September 29, 2007, the Company granted RSUs to employees to purchase a total of approximately 32,000 shares and 0.5 million shares of common stock at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. As of September 29, 2007, total compensation cost related to restricted stock based awards to employees but not yet amortized was approximately $8.4 million, net of estimated forfeitures of $1.4 million. Amortization of RSU stock-based compensation in the three and nine months ended September 29, 2007 was approximately $0.5 million and $0.6 million, respectively.

The Company had previously issued non-recourse notes to non-executive officers to finance the purchase of a total of 0.3 million shares of common stock of the Company. Because these employee notes were deemed to be non-recourse, the equity awards are subject to variable accounting. Accordingly, stock compensation expense of $(0.5) million and $0.2 million, calculated based on the change in intrinsic value, were recorded for the three months ended September 29, 2007 and September 30, 2006, respectively, and $2.1 million and $0.2 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The Company accounts for stock options granted to non-employees in accordance with Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” (EITF No. 96-18) and related interpretations. The Company grants stock options to certain consultants and non-employee advisory board members for a fixed number of shares with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is subject to variable accounting and is calculated using the Black Scholes option-pricing model and is recorded using the straight-line method over the vesting period, which approximates the service period. Total compensation expenses related to options granted to consultants were immaterial for the three and nine months ended September 29, 2007 and September 30, 2006, respectively.

The following table summarizes the effects of stock-based compensation related to employee awards, employee non-recourse notes and non-employees on the Company’s condensed consolidated balance sheets and statements of operations for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(Unaudited)
Stock-based compensation effects in inventory
Beginning Balance	$2,429	$21	$81	$—
Stock-based compensation expense added to inventory	158	38	2,621	61
Stock-based compensation expenses recognized as cost of revenue	(19)	(1)	(26)	(1)
Stock-based compensation expense released from inventory to deferred inventory costs	(307)	(7)	(415)	(9)

Closing Balance	$2,261	$51	$2,261	$51

Stock-based compensation effects in deferred inventory cost
Beginning Balance	$98	$2	$23	$—
Stock-based compensation expense added from inventory	307	7	415	9
Stock based compensation expense recognized as cost of revenue	(70)	(1)	(103)	(1)

Closing Balance	$335	$8	$335	$8

Stock-based compensation effects in loss before income taxes
Cost of revenue	$143	$12	$254	$16
Research and development	1,113	226	2,436	284
Sales and marketing	689	119	1,122	147
General and administration	1,129	138	2,032	178

	3,074	495	5,844	625
Cost of revenue - balance sheet impact*	89	—	129	—

Total stock-based compensation expense	$3,163	$495	$5,973	$625

*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

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

The Company recorded total inventory write-downs for lower of cost or market (LCM) adjustments in the three and nine months ended September 29, 2007 of $3.2 million and $6.5 million, respectively, and in the three and nine months ended September 30, 2006 of $4.2 million and $12.2 million, respectively. These adjustments related to the Company’s inventory and firm purchase commitments with suppliers. In addition, the Company recorded inventory write-downs for excess and obsolete inventory in the three and nine months ended September 29, 2007 of $1.7 million and $4.2 million, respectively, and in the three and nine months ended September 30, 2006 of $1.5 million and $2.9 million, respectively. These write-downs for excess and obsolete inventory were reflected as cost of ratable product and related support and services and cost of product.

In valuing its deferred inventory costs, the Company considered the valuation of inventory using the guidance of Accounting Research Bulletin 43 “Restatement and Revision of Accounting Research Bulletins” (ARB 43). In particular, the

Company considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the deferred inventory costs and inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, the Company considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below cost, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At September 29, 2007 and December 31, 2006, management has not reserved any of the Company’s accounts receivable as they were deemed fully collectible.

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

Cash, Cash Equivalents and Short-term and Long-term Investments

The Company considers all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all instruments with remaining time to maturity of one year or less to be short-term investments. At September 29, 2007 and December 31, 2006, cash equivalents, short-term and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, adjustable rate notes and asset-backed notes. The Company’s cash equivalents, short-term and long-term investments are classified as available-for- sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

All cash, cash equivalents and short-term and long-term investments are stated at fair market value based on quoted market prices with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded as a component of interest income using the specific-identification method.

Fair Values of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value due to the short amount of time to maturity. Fair values of short-term and long-term investments are based on quoted market prices. The fair values of the Company’s obligations under lines of credit and term loans are based on current rates offered to the Company for similar debt instruments of the same remaining maturities. The carrying value of the Company’s lines of credit and term loans approximated fair value at December 31, 2006. There were no lines of credit and term loans outstanding at September 29, 2007. The fair value of the convertible preferred stock warrant liabilities was estimated using a combination of both the Black-Scholes and Lattice models.

Deferred Inventory Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, the Company also defers the related inventory costs for the delivered items in accordance with ARB 43.

Accounting for Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s condensed consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. At September 29, 2007 and December 31, 2006, the Company’s deferred tax assets were fully reserved because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of the Company’s valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. Credit risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers and by the financial strength of the Company’s customer base. Collateral is not required for trade receivables. Level 3 Communications (Level 3) and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 47% and 52% of the Company’s revenue in the three and nine months ended September 29, 2007, respectively and 64% and 61% in the three and nine months ended September 30, 2006, respectively. In the three and nine months ended September 29, 2007 and September 30, 2006, the Company had one other customer that represented over 10% of revenues. At September 29, 2007, amounts due from Level 3 represented approximately 22% of the Company’s accounts receivable balance. At September 29, 2007, the Company had amounts from two other customers that represented over 10% of the Company’s accounts receivables balance.

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

Foreign Currency Translation and Transactions

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of stockholders’ equity (deficit) in the accompanying condensed consolidated balance sheet. Foreign denominated monetary accounts have been remeasured to the U.S. dollar. Aggregate foreign currency transaction gains (losses) recorded were not material in the three and nine months ended September 29, 2007 and September 30, 2006, respectively.

Comprehensive Loss

Comprehensive loss consists of other comprehensive loss and net loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in accumulated other comprehensive loss in the condensed consolidated balance sheets.

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

In the nine months ended September 29, 2007 (through the completion of its IPO) and September 30, 2006, the Company recorded $19.8 million and $0.1 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the period.

2.	Balance Sheet Components

Cash, Cash Equivalents and Short-term and Long-term Investments

The following is a summary of cash, cash equivalents and short-term and long-term investments as of September 29, 2007 and December 31, 2006 (in thousands):

	September 29, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash in banks	$26,615	$—	$—	$26,615	$13,791	$—	$—	$13,791
Money market	20,039	—	—	20,039	16	—	—	16
Commercial paper	63,004	49	(5)	63,048	15,075	2	—	15,077
Corporate bonds	25,614	11	(8)	25,617	690	—	(2)	688
U.S. agency notes	7,999	5	—	8,004	—	—	—	—
Adjustable rate notes	40,750	—	—	40,750	—	—	—	—
Asset-backed notes	5,000	—	—	5,000	—	—	—	—

Total cash, cash equivalents and short-term and long-term investments	$189,021	$65	$(13)	$189,073	$29,572	$2	$(2)	$29,572

Classified as cash and cash equivalents				$88,823				$28,884
Classified as short-term investments				86,003				688
Classified as long-term investments				14,247				—

Total cash, cash equivalents and short-term and long-term investments				$189,073				$29,572

Restricted Cash

At September 29, 2007, the Company had short-term restricted cash of $0.4 million and long-term restricted cash of $1.9 million. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

Inventory

Inventory is comprised of the following (in thousands):

	September 29, 2007	December 31, 2006
Raw materials	$7,474	$6,700
Work in process	34,854	38,104
Finished goods	14,788	13,465

Total inventory	$57,116	$58,269

Included in finished goods inventory at September 29, 2007 and December 31, 2006 were $6.5 million and $6.8 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, plant and Equipment, Net

Property, plant and equipment, net is comprised of the following (in thousands):

	September 29, 2007	December 31, 2006
Computer hardware	$2,815	$2,148
Computer software	3,046	2,892
Laboratory and manufacturing equipment	45,620	36,262
Furniture and fixtures	724	559
Leasehold improvements	11,624	10,918

	$63,829	$52,779
Less accumulated depreciation and amortization	(32,613)	(26,114)

Property, plant and equipment, net	$31,216	$26,665

Property, plant and equipment, net includes approximately $0.8 million in asset retirement obligations recorded as of September 29, 2007 and December 31, 2006. These asset retirement obligations are related to various office leases in California and Maryland.

Intangible Assets

Purchased and other intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. The Company expects amortization expense on purchased intangible assets to be approximately $66,000 for the remainder of 2007, approximately $0.3 million for each year from 2008 through 2009, approximately $0.2 million for each year from 2010 through 2012, approximately $55,000 for each year from 2013 through 2020, and approximately $34,000 in 2021, at which time purchased intangible assets will be fully amortized. The weighted average amortization period as of September 29, 2007 and December 31, 2006 was approximately 10 years. Amortization of intangible assets was $0.1 million and $0.2 million for the three and nine months ended September 29, 2007, respectively, and $48,000 and $0.1 million for the three and nine months ended September 30, 2006, respectively.

Other intangible assets, net are comprised of the following (in thousands):

	September 29, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents & developed technology	$1,628	$(283)	$1,345	$1,628	$(156)	$1,472
Assembled workforce and other	370	(108)	262	370	(36)	334

Total intangible assets	$1,998	$(391)	$1,607	$1,998	$(192)	$1,806

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 29, 2007	December 31, 2006
Loss contingency related to purchase commitments	$128	$3,518
Customer prepay liability	276	2,855
Professional and other consulting fees	939	2,063
Other accrued expenses	4,369	8,138

Total accrued expenses	$5,712	$16,574

3.	Significant Agreements

On July 13, 2006, the Company entered into a supply and services agreement with Broadwing Corporation (Broadwing) whereby the Company agreed to sell certain customized products and provide manufacturing and support for one of Broadwing’s product divisions. The manufacturing is based on Broadwing’s specifications using its technology, former manufacturing facility and equipment, and certain intellectual property utilized in the manufacture of such products that is owned or licensed by Broadwing. In connection with the agreement, the Company issued a warrant to Broadwing to purchase the equivalent of 92,592 shares of Series G convertible preferred stock at a price of $5.40 per share (after giving effect to the 4:1 reverse stock split in May 2007). Subsequent to the IPO, this preferred warrant was converted to a warrant to purchase the same number of shares of common stock and the exercise price remained the same. The fair value of the warrants of $189,000 was recorded as a reduction to product revenue. In addition, the Company hired certain Broadwing employees in connection with this supply and service agreement. The Company’s obligations under this agreement ended on June 30, 2007. Accordingly, the Company recorded an asset impairment charge of $0.4 million in the second quarter of 2007.

On January 23, 2007, the Company entered into an asset purchase agreement with Broadwing, a division of Level 3, pursuant to which the Company agreed to purchase various assets associated with the former supply of Broadwing products, consisting primarily of test and manufacturing equipment for $1.2 million. Based on an assessment by management of the fair value of the assets, $0.7 million of the acquisition cost was allocated to equipment retained by the Company for internal use and $0.5 million was allocated to assets held for sale. For the three and nine months ended September 29, 2007, the Company had generated proceeds of $0.4 million and $2.9 million from the sale of a portion of the assets held for sale. This resulted in a gain of $0.4 million and $2.4 million for the three and nine months ended September 29, 2007, respectively. The balance of the assets held for sale was immaterial at September 29, 2007. The equipment retained for internal use was redeployed and depreciation commenced in accordance with the Company’s depreciation policy.

4.	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, RSUs, right to acquire stock under the ESPP, common stock subject to repurchase, warrants to purchase common and convertible preferred stock and convertible preferred stock before conversion.

The following table sets forth the computation of net loss per common share:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands, except per share data)
Net loss	$(5,526)	$(28,596)	$(51,435)	$(64,985)
Weighted average common shares outstanding net of weighted-average common shares subject to repurchase	84,017	6,465	38,419	5,701

Basic and diluted net loss per common share	$(0.07)	$(4.42)	$(1.34)	$(11.40)

Basic and diluted weighted-average shares used above	84,017	6,465	38,419	5,701

The following outstanding options, common stock subject to repurchase, convertible preferred stock, right to acquire stock under the ESPP, RSUs and warrants to purchase convertible preferred stock and common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following:

	As of September 29, 2007	As of September 30, 2006
	(In thousands)
Options to purchase common stock	11,675	8,776
Common stock subject to repurchase	1,295	1,282
Options outstanding related to non-recourse notes	114	245
Employee stock purchase plan	492	—
RSUs	525	—
Convertible preferred stock (before conversion)	—	59,360
Convertible preferred and common stock warrants (as converted basis)	987	1,333

5.	Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following:

	September 29, 2007	December 31, 2006
	(In thousands)
Deferred ratable product and related support and services, current	$148,752	$101,080
Deferred ratable product and related support and services, non-current	8,398	9,873

Total deferred revenue	$157,150	$110,953

Deferred inventory costs, current	$76,052	$62,936
Deferred inventory costs, non-current	3,835	4,317

Total deferred inventory costs	$79,887	$67,253

Deferred ratable product and related support and services revenue consists of revenue on transactions where VSOE of fair value of support and other services has not been established and therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period. In the fourth quarter of 2006, the Company amended several of its significant sales contracts to shorten the contractual software warranty periods to between 90 days and one year, which management believes is more typical in the industry. This contractual change in the software warranty period resulted in the reduction of the average recognition period for ratable revenue from 3.7 years in the third quarter of 2006 to 1.3 years in the fourth quarter of 2006. The amortization period for additions to deferred revenue in the third quarter of 2007 was 1 year. This reduction in the amortization period was primarily due to the contractual changes in the software warranty period as discussed above and the Company’s standard practice of negotiating shorter contractual software warranty periods in new contracts.

6.	Commitment and Contingencies

Leases

The Company leases facilities under non-cancelable operating lease agreements. The Company had five primary lease agreements at September 29, 2007: two covering its headquarters, research and development (R&D) and manufacturing facility in Sunnyvale, California, one covering its R&D and manufacturing facility in Allentown, Pennsylvania, one covering its R&D facility in Annapolis Junction, Maryland, and one covering its software development facility in Bangalore, India. Terms of the leases are from one to seven years. Additionally, we lease sales office space in China, Germany, Hong Kong, Korea and the United Kingdom, which leases expire between 2007 and 2009.

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of September 29, 2007 and December 31, 2006, these non-cancelable purchase commitments were $29.7 million and $39.2 million, respectively.

The following is a summary of the Company’s contractual obligations as of September 29, 2007:

	Years Ending
	Total	Remainder of 2007	December 27, 2008	December 26, 2009	December 25, 2010	2011 and beyond
	(In thousands)
Contractual obligations:
Purchase obligations	$29,720	$23,778	$5,942	$—	$—	$—
Operating leases	13,739	846	3,398	3,306	2,825	3,364

Total contractual obligations	$43,459	$24,624	$9,340	$3,306	$2,825	$3,364

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

The terms of such indemnification obligations vary. Because the maximum obligated amounts under these agreements generally are not explicitly stated, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited.

To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s condensed consolidated financial statements. The Company has agreed to indemnify Level 3 in connection with the lawsuit filed by Cheetah Omni LLC on May 9, 2006 (see Note 11 of Notes to condensed consolidated financial statements for Legal Matters). The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent the Company’s product is found to infringe the two Cheetah Omni LLC patents at issue (patent No. 6,795,605 and 7,142,347), and the Company has assumed the defense of this matter.

7.	Debt Obligations

Debt consisted of the following:

	September 29, 2007	December 31, 2006
	(In thousands)
Bank loans due 2007-2009	$—	$23,481
Assumed debt from acquisition of assets due 2007	—	4,500
Other debt due 2007-2013	—	401

Total debt	—	28,382
Less current maturities	—	20,025

Long-term debt	$—	$8,357

The Company completed its IPO in June 2007 and generated net proceeds of $190.1 million. Subsequent to the IPO, the Company used $29.3 million to pay off all of its outstanding debt except a $4.5 million promissory note related to an asset acquisition as of June 30, 2007. In September 2007, the Company fully repaid this promissory note and had no debt outstanding as of September 29, 2007.

8.	Common Stock

In June 2007, the Company completed its IPO of common stock in which it sold and issued 16.1 million shares of its common stock, including 2.1 million shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. The Company raised a total of $209.3 million in gross proceeds from the IPO, or $190.1 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and other offering costs of $4.5 million. Upon the closing of its IPO, all shares of convertible preferred stock outstanding automatically converted into 59.4 million shares of common stock. As of September 29, 2007, the Company had the following common stock shares outstanding (in thousands):

Common stock issued in IPO	16,100
Preferred stock conversion	59,428
Options exercised and other	10,120

Total	85,648

In December 2000, the Company adopted the 2000 Stock Plan (2000 Plan). Under the 2000 Plan, as amended, the Company has reserved an aggregate of 15.8 million shares of its common stock for issuance. As of September 29, 2007, options to purchase 8.1 million shares of the Company’s common stock were outstanding. The Company’s Board of Directors has decided not to grant any additional options or other awards under the plan following the IPO. However, the plan will continue to govern the terms and conditions of the outstanding awards previously granted under the plan.

In February 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (2007 Plan) and the Company’s stockholders approved the plan in May 2007. The 2007 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

The Company reserved a total of 13.6 million shares of common stock for issuance pursuant to the 2007 Plan. In addition, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the least of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year;

•	9.0 million shares; or

•	such other amount as the Board of Directors, or an authorized committee thereof, may determine.

Additionally, in February 2007, the Company’s Board of Directors established, and in May 2007, its stockholders approved the Company’s ESPP. The ESPP has a twenty-year term and originally authorized the issuance of approximately 1.8 million shares of common stock. The ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the least of:

•	1% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•	1.9 million shares; or

•	such other amount as the Company’s Board of Directors, or an authorized committee thereof may determine.

Under the ESPP, eligible employees may enroll in the ESPP during certain open enrollment periods for participation during an offering period. New offering periods begin February 15 and August 15 of each year and typically last for a six month period, except for the first offering period which began on June 7, 2007 and will end on the first trading day on or after February 15, 2008. During each offering period, participating employees’ payroll deductions are accumulated and used to purchase shares of common stock; and the purchase price of the shares is 85% of the fair market value of the Company’s common stock on the first day of the offering period or on the exercise date (i.e., the last day of an offering period), whichever is lower. A participant may purchase a maximum of 3,000 shares of common stock during an offering period and may not accumulate contributions to the ESPP in excess of $25,000 worth of the Company’s stock for each calendar year.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the Purchase Plan.

The following table summarizes the Company’s stock award activity and related information for the nine months ended September 29, 2007:

	Shares Available for Grant (1)	Awards and Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (2)
	(In thousands, except per share amounts)
Balance at December 31, 2006	2,070	7,872	$1.77	$1,927
Additional options and RSUs authorized	13,600	—	—
Options granted	(4,869)	4,869	$11.31
RSUs granted	(530)	530	$0.00
Options exercised	—	(829)	$2.53	$4,049
Canceled	243	(243)	$3.13

Balance at September 29, 2007	10,514	12,199 (3)	$5.42	$179,870

(1)	Shares available for grant under the 2000 Plan and 2007 Plan, as applicable. The Company does not intend to grant any additional options or other awards under the 2000 Plan.

(2)	The aggregate intrinsic value of unexercised options and unreleased RSUs is calculated as the difference between the exercise price of the underlying equity awards and the closing price of the Company’s common stock at quarter end. The aggregate intrinsic value of options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock option awards.

(3)	Balance includes 524,798 shares RSUs granted, net of cancellations and not vested as of September 29, 2007.

Options outstanding that have vested and are expected to vest as of September 29, 2007 are as follows:

	Number of shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term (In years)	Aggregate Intrinsic Value (1) (In thousands)
Vested	3,712	$2.44	7.32	$65,750
Expected to vest (2)	7,675	7.17	9.16	99,783

Total vested and expected to vest	11,387	$5.67	8.57	$165,533

Not expected to vest	288
	11,675

(1)	These amounts represent the difference between the exercise price and the Company’s closing stock price as of September 29, 2007.

(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

The following table summarizes information about options outstanding at September 29, 2007.

	Options Outstanding			Vested and Exercisable Options(1)
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
	(In thousands)	(In Years)		(In thousands)
$0.76	488	7.35	$0.76	282	$0.76
$1.00	60	3.72	$1.00	60	$1.00
$1.32	1,272	8.20	$1.32	619	$1.32
$1.40	23	4.27	$1.40	23	$1.40
$1.84	1,072	5.23	$1.84	1,064	$1.84
$2.00	3,628	8.88	$2.00	1,029	$2.00
$2.24	486	6.81	$2.24	388	$2.24
$4.04	780	9.26	$4.04	18	$4.04
$7.68	112	9.37	$7.68	1	$7.68
$10.72	144	9.56	$10.72	5	$10.72
$13.00	3,466	9.68	$13.00	222	$13.00
$19.14	24	9.93	$19.14	—	$—
$20.30	72	9.85	$20.30	1	$20.30
$23.86	48	9.76	$23.86	—	$—

	11,675	8.57	$5.67	3,712	$2.44

(1)	All options under the 2000 Plan may be exercised prior to vesting but are subject to repurchase at the original issuance price in the event the optionees’ employment is terminated prior to vesting in its entirety.

During the three and nine months ended September 29, 2007, warrants to purchase 0.3 million shares of common stock were exercised with cash and by net exercise. The aggregate consideration for such exercises was equal to $1.9 million of which approximately $45,000 was in cash and the remainder was by way of ‘net exercise’ as permitted by the terms of the warrants. As of September 29, 2007, there were warrants to purchase 1.0 million shares of common stock outstanding with exercise prices ranging from $2.40 to $9.68 per share and a weighted average price of $5.28 per share. These warrants expire between 2008 and 2013.

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

At September 29, 2007, the cumulative unrecognized tax benefit was $5.6 million that was substantially netted against deferred tax assets with a full valuation allowance. Included in the $5.6 million of cumulative unrecognized tax benefit, approximately $47,000 impacted the Company’s effective tax rate in the current quarter. At September 29, 2007, the

Company had $83,000 of unrecognized tax benefits related to uncertain tax positions. There are no penalties or interest associated with these tax positions. Tax returns for all years after 2002 are subject to future examination by the major taxing jurisdictions to which the Company is subject.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended September 29, September 30,			Nine Months Ended September 29, September 30,
	2007	2006	2007	2006
	(In thousands)
United States	$50,473	$6,573	$137,708	$12,071
Europe, Middle East and Africa	10,967	1,010	30,393	1,923
Asia Pacific	715	113	1,662	409

Total revenue	$62,155	$7,696	$169,763	$14,403

Property, plant and equipment, net

	September 29, 2007	December 31, 2006
	(In thousands)
United States	$30,591	$26,030
Europe, Middle East and Africa	4	3
Asia Pacific	621	632

Total property, plant and equipment, net	$31,216	$26,665

11.	Legal Matters

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

On April 11, 2007, the Company, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795,605. As a result, all proceedings in this lawsuit are stayed at least until the final resolution of the reexamination of U.S. Patent No. 6,795,605. On August 1, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 7,142,347. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

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

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from two to five years. Hardware product warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is expressly limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the three and nine months ended September 29, 2007 and September 30, 2006 are summarized below.

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006

	(In thousands)
Balance at the beginning of the period	$10,036		$2,337		$2,718		$1,692
Charges to operations	2,654		1,099		8,324		2,953
Utilization	(1,387)		(352)		(3,122)		(1,543)
Change in estimate	(1,932	)(1)	(536	)(1)	1,451	(2)	(554	)(1)

Balance at the end of the period	$9,371		$2,548		$9,371		$2,548

(1)	This favorable change in estimate was primarily due to continued improvements in overall actual failure rates and the impact of these improvements on the Company’s estimate of expected future returns.

(2)	This unfavorable change in estimate primarily represented higher than expected costs of replacing defective products due to reduced usage of repaired products in the repair process. In addition, there was a specific increase in expected return rates related to a component quality issue on one specific product that ceased shipping in June 2006. This increase was based on new quality data related to that component that became available in the first quarter of 2007.

The Company’s agreements with customers, as well as its reseller agreements, generally include certain provisions for indemnifying customers and resellers and their affiliated parties against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s condensed consolidated financial statements.

Letters of Credit

The Company had $2.3 million of standby letters of credit outstanding as of September 29, 2007. These consisted of $0.8 million related to property leases, $1.1 million related to a value added tax license for Europe and $0.4 million related to a customer demonstration performance guarantee. The Company had $3.2 million of stand-by letters of credit outstanding as of December 31, 2006, of which $1.0 million related to property leases, $1.2 million related to a vendor credit line and $1.0 million related to a value added tax license for Europe.

13.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its condensed consolidated financial statements.

14.	Subsequent Event

In November 2007, the Company completed its follow-on offering of common stock in which it sold and issued 5.0 million shares of its common stock, at an issue price of $22.00 per share. The Company raised a total of $110.0 million in gross proceeds, or approximately $104.0 million in net proceeds after deducting underwriting discounts of $5.2 million and other offering costs of approximately $0.8 million. Additionally, 5.0 million shares were sold by existing stockholders of the Company at a price of $22.00 per share. The Company did not receive any of the proceeds from the sale of the shares sold by the selling stockholders. The underwriters have the option for thirty days from the date of the follow-on offering, to purchase up to an additional 1.5 million shares from the Company at a price of $22.00 per share less the underwriting discount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our final prospectus dated October 30, 2007, which we filed in connection with our follow-on offering. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were founded in December 2000. Our objective is to change the economics, operating simplicity, flexibility, reliability and scalability of optical communications networks. At the core of our Digital Optical Network architecture is what we believe to be the world’s only commercially-deployed, large-scale Photonic Integrated Circuit, or PIC. Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips. We have used our PIC technology to design a new digital optical communications system called the DTN System, which is architected to improve significantly communications service providers’ economics and service offerings as compared to traditional systems.

We began commercial shipment of our DTN System in November 2004. As of September 29, 2007, we had sold our DTN System for deployment in the optical networks of 38 customers worldwide, including telecommunications carriers, cable operators, Internet service providers and others. Our goal is to be a leading provider of optical communications systems to communications service providers. Our revenue growth will depend on the continued acceptance of our DTN System, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages.

In June 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 16.1 million shares of our common stock, including 2.1 million shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. We raised a total of $209.3 million in gross proceeds from the IPO, or $190.1 million in net proceeds after deducting underwriting discounts of $14.7 million and other offering costs of $4.5 million. In November 2007, we completed a follow-on offering of our common stock in an underwritten secondary public offering in which we sold and issued 5.0 million shares of our common stock, at an issue price of $22.00 per share. We raised a total of $110.0 million in gross proceeds, or approximately $104.0 million in net proceeds after deducting underwriting discounts of $5.2 million and other offering costs of approximately $0.8 million. Additionally, 5.0 million shares were sold by existing stockholders of the Company at a price of $22.00 per share. We did not receive any of the proceeds from the sale of the shares sold by the selling stockholders. The underwriters have the option for thirty days from the date of the follow-on offering, to purchase up to an additional 1.5 million shares from the Company at a price of $22.00 per share less the underwriting discount.

Since our inception, we have incurred significant losses, and as of September 29, 2007 we had an accumulated deficit of $365.5 million. We have not achieved profitability on a quarterly or annual basis, and we expect to continue to incur substantial losses. Our ability to become profitable will be affected by any additional expenses that we incur to expand our manufacturing capacity, sales, marketing, development and general and administrative capabilities in order to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% of our revenue from direct sales to customers in both the three and nine months ended September 29, 2007, and 96% and 97% in the three and nine months ended September 30, 2006, respectively. We expect to continue generating a significant majority of our revenue from direct sales in the future.

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States, and internationally to provide additional geographic sales and technical support coverage.

We have experienced significant revenue growth over the last two years and expect to see continued revenue growth into the future but at somewhat lower growth rates. Revenue growth will be directly impacted by underlying growth in invoiced shipments. Although we expect growth in invoiced shipments to continue on a year-over-year basis, the quarter-over-quarter growth may be impacted by several factors including the timing of large product deployments, acquisitions of new customers and general market conditions. Therefore, the quarter-over-quarter revenue growth could be somewhat volatile and growth may not always occur in a linear manner. In addition, the rate at which we recognize revenue will be directly impacted by our ability to establish vendor specific objective evidence, or VSOE, or fair value for training and software warranty or product support services.

As described below, we had $77.3 million of deferred margin, as calculated by the sum of short-term and long-term deferred revenue less the sum of short-term and long-term deferred inventory costs on our balance sheet at September 29, 2007. This, combined with the fact that we expect to see continual improvements in gross margin on invoiced shipments, should result in an overall improvement in gross margins going forward. However, it is difficult to predict when the expected improvements in invoiced shipment gross margins will be recognized in the condensed consolidated statement of operations and how these margins will be impacted by lower of cost or market, or LCM, adjustments when common equipment is sold at a loss.

We will continue to make significant investments in the business and management believes that operating expenses are expected to average over 35% of invoiced shipments in future periods.

Overview of Condensed Consolidated Financial Data

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

The following table illustrates our revenue for the specified periods (unaudited):

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Ratable revenue	$62,130	$6,118	$162,488	$12,825
Product revenue	25	1,578	7,275	1,578

Total revenue	$62,155	$7,696	$169,763	$14,403

Ratable Revenue. Substantially all of our sales arrangements consist of product sales bundled with training and product support. Product support services consist of software warranty, updates and unspecified upgrades and product support. To date, we have not established VSOE of fair value for training and software warranty or product support services. All revenue for these bundled products is deferred and recognized ratably over the longest undelivered service period. In order to establish VSOE, we must have a history of selling our training and product support services separately at a consistent price. Once we have a sufficiently consistent transactional history to establish VSOE for training, software warranty and product support services, we will be able to recognize revenue up front for new customer orders once all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery and acceptance have occurred, which is when product title and risk of loss has transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue for then existing customer orders will continue to be recognized over the applicable revenue recognition period.

Historically, our sales arrangements have included rights to software warranty services for a period of one to five years. This warranty obligation typically represented the longest undelivered service period and resulted in straight-line recognition of revenue over the warranty period. This average period over which the deferred revenue balance at the end of the third quarter of 2006 would be amortized to revenue was 3.7 years. In the fourth quarter of 2006, we amended three of our significant sales contracts to shorten our contractual software warranty period to between 90 days and one year, which we believe is more typical in our industry. We have and may continue to amend other existing contracts to shorten the software warranty period and expect the software warranty period in future contracts generally to be within this range. This contractual change in the software warranty period resulted in the reduction in the revenue recognition period of these contracts and in each case shortened the period to one year. These contractual changes also shortened the average recognition period for ratable revenue to 1.3 years in the fourth quarter of 2006 and 1 year in the third quarter of 2007. We expect that our average recognition period for ratable revenue will fluctuate based on the terms of existing and future customer contracts and our customer mix until we establish VSOE.

The ratable revenue that is recognized in each quarter includes a ratable portion recognized from deferred revenue of prior invoiced shipments of bundled products together with a ratable portion of each new invoiced shipment of bundled products in that quarter. Invoiced shipments of bundled products represent sales of our DTN System and services delivered and accepted by the customer for which payment will be made in accordance with normal payment terms, but for which VSOE has not been established. Shipments of bundled products are invoiced when all products ordered on a purchase order have been shipped and the relevant customer acceptance criteria have been satisfied. Customer acceptance periods averaged 32 days in the third quarter of 2007. Invoiced shipments of bundled products are amortized and recognized as revenue over the longest undelivered service period in each customer contract.

Product Revenue. Revenue for products that does not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Additionally, a small portion of our sales arrangement consist of product sales not bundled with product support services and therefore recognized upfront in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue is recognized net of cash discounts. Revenue related to these arrangements is included in product revenue in the accompanying condensed consolidated statements of operations.

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

The following table illustrates the changes in deferred revenue for the specified periods:

(In thousands)	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007			Nine Months Ended Sept. 29
	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29
	(Unaudited)					(Unaudited)
Beginning balance	$23,200	$34,349	$49,977	$84,284	$23,200	$110,953	$128,420	$138,955	$110,953
Invoiced shipments of bundled products	13,802	19,682	40,425	66,822	140,731	63,414	64,946	80,325	208,685
Ratable revenue	(2,653)	(4,054)	(6,118)	(40,153)	(52,978)	(45,947)	(54,411)	(62,130)	(162,488)

Ending balance	$34,349	$49,977	$84,284	$110,953	$110,953	$128,420	$138,955	$157,150	$157,150

In the nine months ended September 29, 2007, we recorded $208.7 million of invoiced shipments of bundled products, recognized $162.5 million of revenue and added $46.2 million to the deferred revenue balance. In the nine months ended September 30, 2006, we recorded $73.9 million of invoiced shipments of bundled products, recognized $12.8 million of revenue and added $61.1 million to the deferred revenue balance.

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

Cost of Revenue

Our cost of revenue is comprised of two components: cost of ratable revenue and cost of product revenue.

The following table illustrates our cost of revenue for the specified periods (unaudited):

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of ratable revenue	$37,620	$7,967	$109,992	$17,940
Lower of cost or market adjustment	3,184	4,172	6,470	12,154
Cost of product revenue	18	311	3,869	311

Total cost of revenue	$40,822	$12,450	$120,331	$30,405

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

Certain manufacturing costs are recognized in the period in which they are incurred or can be estimated, including period costs and losses associated with products which are sold or anticipated to be sold at a loss. The initial deployment of our DTN System at a customer involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or are reasonably estimatable. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. In the three and nine months ended September 29, 2007, our LCM adjustment was $3.2 million and $6.5 million, respectively. In addition, we recorded inventory write-downs for excess and obsolete inventory in the three and nine months ended September 29, 2007 of $1.7 million and $4.2 million, respectively. The remainder of our cost of ratable revenue is recorded as deferred costs of invoiced shipments of bundled products and is recognized in the same period as the corresponding revenue.

Cost of Product Revenue. Cost of product revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials and application of overhead.

Deferred Inventory Cost

Deferred inventory cost increases by the cost of invoiced shipments of bundled products in a period and decreases as cost of ratable revenue is amortized in that period.

The following table illustrates the increases in our deferred inventory cost for the specified periods:

(In thousands)	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007			Nine Months Ended Sept. 29
	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29
	(Unaudited)					(Unaudited)
Beginning balance	$16,687	$26,548	$35,038	$55,612	$16,687	$67,253	$73,458	$74,706	$67,253
Deferred cost of invoiced shipments of bundled products	11,880	11,298	24,442	38,986	86,606	33,164	32,800	38,830	104,794
Amortization to cost of ratable revenue	(2,019)	(2,808)	(3,868)	(27,345)	(36,040)	(26,959)	(31,552)	(33,649)	(92,160)

Ending balance	$26,548	$35,038	$55,612	$67,253	$67,253	$73,458	$74,706	$79,887	$79,887

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

To satisfy our customers’ requirement of transmitting optical signals, our customers must purchase a combination of common equipment and some limited number of DLMs, TAMs and TOMs. If a customer wishes to add capacity to our DTN System after their initial deployment to satisfy their additional demands, they may purchase additional DLMs, TAMs and TOMs. When a customer wishes to expand the reach of the DTN System or deploy another DTN System on a route on which the customer has reached the maximum capacity for its existing DTN System, they may purchase a combination of additional common equipment and additional DLMs, TAMs and TOMs. Pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our DLMs, TAMs or TOMs are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin over the ratable revenue recognition period.

The following table illustrates our gross margin for the specified periods (unaudited):

($ In thousands)	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Total revenue	$62,155	$7,696	$169,763	$14,403
Cost of revenue	40,822	12,450	120,331	30,405

Gross profit (loss)	$21,333	$(4,754)	$49,432	$(16,002)

Gross margin	34%	(62)%	29%	(111)%

The improved gross margin for the nine months ended September 29, 2007 compared to the corresponding period of 2006 reflects the impact of the recognition of $35.4 million of deferred gross margin related to invoiced shipments in prior periods. In addition, although we continued to sell common equipment at low or negative margins, we experienced a reduction in LCM adjustments of $1.0 million and $5.7 million for the three and nine month periods ended September 29, 2007, respectively. This was primarily due to lower costs because of product design changes related to our common equipment that resulted in a transition to a number of lower cost components. We also achieved other reductions in a number of our component costs during the period. These cost improvements were primarily offset by an increase in our warranty expense due to higher than expected costs of replacing defective products due to reduced usage of repaired units in the repair process. In addition, there was a specific increase in expected return rates related to a component quality issue on one specific product that ceased shipping in June 2006.

The contractual prices paid for our DTN System vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from quarter-to-quarter depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases significant quantities of our DTN System that comprise a significant portion of the DTN Systems we sell within a quarter, our gross margin for such quarter and the next three quarters if we continue to recognize revenue ratably over approximately a one year period, would be lower. In addition, substituting a new customer with a higher requirement for common equipment could result in an increased inventory write-down in a given quarter, which can have a significant impact on our gross margin in that quarter.

We expect our gross margins to continue to improve in the future as deferred revenue is recognized and as average selling prices and product mix improve due to new and existing customers purchasing higher margin network components to increase the capacity of their installed DTN Systems. As of September 29, 2007, deferred revenue was $157.2 million and deferred inventory cost was $79.9 million.

The table below, which only represents a portion of our results for the projected periods presented and may not be indicative of our future results, shows the expected future impact of the recognition of these deferred amounts on our condensed consolidated statement of operations (unaudited):

	Deferred Balance as of September 29, 2007	For the Three Months Ended 2007 Dec. 29	For the Three Months Ended 2008
(In thousands)			Mar. 29	Jun. 29	Future Periods
Revenue	$157,150	$60,111	$43,758	$29,846	$23,434
Cost of Inventory	79,887	31,307	22,312	14,820	11,447

Gross Profit	$77,263	$28,804	$21,446	$15,026	$11,987

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

Other Income (expense), net

Other income (expense), net includes interest expense on short- and long-term debt, interest income on our cash balances, and losses or gains on conversion of foreign currency transactions into U.S. dollars. In 2006 and 2007, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5. In the three and nine months ended September 29, 2007, other income (expense), net also included a gain related to the sale of assets acquired during the periods under an asset purchase agreement as described in Note 3 of Notes to condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principals, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, warranty reserve, inventory valuation and the determination of the fair value of stock awards and warrants issued prior to our IPO. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

VSOE of fair value for training and product support services is determined by reference to the price a customer is required to pay when training and product support services are sold separately. To date, we have not established VSOE of fair value for training and product support services. Assuming all other revenue recognition criteria have been met and the only undelivered element is training or product support services, revenue is deferred and recognized ratably over the longest undelivered service period. The undelivered service periods range from one to five years. Revenue related to these arrangements is included in ratable revenue in our condensed consolidated statements of operations.

Occasionally, we sell our networking products to customers who do not purchase training or product support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met. Once product delivery has taken place, there are no remaining undelivered elements in these arrangements.

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

Revenue for products that do not require significant customization and with regard to which any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to these arrangements is included in product revenue in our statements of operations. Shipping charges billed to customers are included in product revenue and in ratable revenue. The related shipping costs are included in cost of product sales and cost of ratable revenue in our condensed consolidated statements of operations.

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

We make a number of estimates and assumptions related to SFAS 123(R) including forfeiture rate, expected life and volatility. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We utilized our historical data as an estimate of expected forfeiture rate and recognized compensation costs only for those equity awards expected to vest. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. Actual results may differ substantially from these estimates. In valuing share-based awards under SFAS 123(R), significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 due to increased liquidity of the underlying options in the post IPO era as compared to our historical grants. Expected volatility of the stock is based on our peer group in the industry in which we conduct business because we do not have sufficient historical volatility data for our own stock. In the future, as we gain historical data for volatility in our own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

The following table summarizes the effects of stock-based compensation related to employees, non-recourse notes and non-employees on our condensed consolidated balance sheets and statements of operations for the three and nine months ended September 29, 2007 and September 30, 2006 (unaudited):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$2,429	$21	$81	$—
Stock-based compensation expense added to inventory	158	38	2,621	61
Stock-based compensation expenses recognized as cost of revenue	(19)	(1)	(26)	(1)
Stock-based compensation expense released from inventory to deferred inventory costs	(307)	(7)	(415)	(9)

Closing balance	$2,261	$51	$2,261	$51

Stock-based compensation effects in deferred inventory cost
Beginning balance	$98	$2	$23	$—
Stock-based compensation expense added from inventory	307	7	415	9
Stock based compensation expense recognized as cost of revenue	(70)	(1)	(103)	(1)

Closing balance	$335	$8	$335	$8

Stock-based compensation effects in loss before income taxes
Cost of revenue	$143	$12	$254	$16
Research and development	1,113	226	2,436	284
Sales and marketing	689	119	1,122	147
General and adminsitration	1,129	138	2,032	178

	3,074	495	5,844	625
Cost of revenue - balance sheet impact*	89	—	129	—

Total stock - based compensation expense	$3,163	$495	$5,973	$625

*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

At September 29, 2007, the total compensation cost related to stock-based options granted under SFAS 123(R) to employees and directors but not yet amortized was $37.4 million, net of estimated forfeitures of $3.5 million. Amortization for the three and nine months ended September 29, 2007 was $2.5 million and $4.6 million, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2006, respectively, net of estimated forfeitures.

The weighted average estimated values of employee stock option grants as well as the weighted average assumptions used in calculating these option values during the three and nine months ended September 29, 2007 and September 30, 2006, were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Employee and Director Stock Options
Volatility	79% -81%	72% -77%	62% - 84%	72% - 83%
Risk-free interest rate	4.7%	4.6%	4.5% -4.9%	4.6% -5.1%
Expected life	6.1 -6.3 years	4.2 –5.4 years	4.3 – 6.3 years	4.2 – 5.4 years
Estimated fair value of	$13.67 -$17.04	$1.16 -$1.36	$2.12 - $17.04	$0.80 - $1.36

Concurrent with our IPO in June 2007, we established the 2007 Employee Stock Purchase Plan (ESPP). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and will end on the first trading day on or after February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation cost related to the employee stock purchase plan under FAS123(R) were $0.7 million and $0.9 million for the three and nine months ended September 29, 2007, respectively, and the fair value of the employee stock purchase plan shares were estimated using the following assumptions:

Employee Stock Purchase Plan	Three and Nine Months Ended September 29,
2007
Volatility	49%
Risk-free interest rate	4.97%
Expected life	0.7 years
Estimated fair value	$4.17

We account for stock options granted to non-employees in accordance with Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services,” or EITF No. 96-18, and related interpretations. We grant stock options to certain consultants and advisory board members for a fixed number of shares with an exercise price equal to the fair value of our common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is subject to variable accounting and is calculated using the Black-Scholes option-pricing model and is recorded using the straight-line method over the vesting period, which approximates the service period.

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

In the nine months ended September 29, 2007 (through the completion of our IPO) and September 30, 2006, we recorded $19.8 million and $0.1 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the periods.

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

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. We recorded total inventory write-downs for LCM adjustments in the three and nine months ended September 29, 2007 of $3.2 million and $6.5 million, respectively, and in the three and nine months ended September 30, 2006 of $4.2 million and $12.2 million, respectively. These adjustments related to our inventory and firm purchase commitments with suppliers and included the impact of expected losses on common equipment. In addition, we recorded inventory write-downs for excess and obsolete inventory in the three and nine months ended September 29, 2007 of $1.7 million and $4.2 million, respectively, and in the three and nine months ended September 30, 2006 of $1.5 million and $2.9 million, respectively. These write-downs for excess and obsolete inventory were reflected as cost of ratable product and related support and services and cost of product.

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

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our condensed consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 29, 2007 and December 31, 2006, our deferred tax assets were fully reserved because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three and nine months ended September 29, 2007 and September 30, 2006 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Total revenue	$62,155	$7,696	$169,763	$14,403
Total revenue by type
Ratable product and related support and services	$62,130	$6,118	$162,488	$12,825
Product	25	1,578	7,275	1,578
% Revenue by type
Ratable product and related support and services	100%	80%	96%	89%
Product	0%	20%	4%	11%
Total revenue by geography
Domestic	$50,473	$6,573	$137,708	$12,071
International	11,682	1,123	32,055	2,332
% Revenue by geography
Domestic	81%	85%	81%	84%
International	19%	15%	19%	16%
Total revenue by sales channel
Direct	$60,518	$7,422	$165,516	$13,999
Indirect	1,637	274	4,247	404
% Revenue by sales channel
Direct	97%	96%	98%	97%
Indirect	3%	4%	2%	3%

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006. Total ratable revenue increased from $6.1 million in the three months ended September 30, 2006 to $62.1 million in the corresponding period in 2007. The increase reflected an increase in invoiced shipments of bundled products from $40.4 million in the three months ended September 30, 2006 to $80.3 million in the corresponding period in 2007. The increase in invoiced shipments of bundled products was due to increased purchases of our DTN System by existing customers and the addition of new customers. We added 23 new customers between September 30, 2006 and September 29, 2007 for a total of 38 customers as of September 29, 2007. We had two customers that exceeded 10% of our revenue for the three months ended September 29, 2007, reflecting continued diversification in our customer base. In addition, in the third quarter of 2006, we recognized $4.4 million of deferred revenue from prior periods and $1.7 million from invoiced shipments of bundled products in the period. In the third quarter of 2007, we recognized $54.8 million of ratable revenue from prior periods and $7.3 million from current period invoiced shipments of bundled products. As of September 29, 2007, deferred revenue was $157.2 million, of which $60.1 million, $43.8 million, $29.8 million and $23.5 million will be recognized in the fourth quarter of 2007, the first and second quarters of 2008, and future periods, respectively.

This pattern of revenue recognition also reflects shorter ratable revenue recognition periods which have decreased from 3.7 years, being the average period over which the deferred revenue balance at the end of the third quarter of 2006 would be recognized, to 1 year for additions to deferred revenue in the third quarter of 2007.

In the three months ended September 29, 2007, we recorded $25,000 of product revenue related to sales to customers that did not require support services. We do not expect to generate significant product revenue in the future, as the contract under which we sold the 10 Gbps cards, which were not sold with software that was more than incidental, expired at the end of June 2007, and we do not generally expect to sell our network products without related support services in the future.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006. Total ratable revenue increased from $12.8 million in the nine months ended September 30, 2006 to $162.5 million in the corresponding period in 2007. The increase reflected an increase in invoiced shipments of bundled products from $73.9 million in the nine months ended September 30, 2006 to $208.7 million in the corresponding period in 2007. The increase in invoiced shipments of bundled products was due to increased purchases of our DTN System by existing customers and the addition of new customers. In addition, in the nine month period ended September 30, 2006, we recognized $5.7 million of deferred revenue from prior periods and $7.1 million from invoiced shipments of bundled products in the period. In the nine months ended September 2007, we recognized $93.6 million of ratable revenue from prior periods and $68.9 million from current period invoiced shipments of bundled products. This increase also reflects shorter ratable revenue recognition periods which have decreased from 3.7 years, being the average period over which the deferred revenue balance at the end of the third quarter of 2006 would be recognized, to 1 year for additions to deferred revenue in the third quarter of 2007.

In the nine months ended September 29, 2007, we recorded $7.3 million of product revenue, consisting of $5.3 million related to the sale of 10 Gbps cards not for use in our DTN System and $2.0 million related to product sales to customers that did not require support services.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit (loss) and gross margin for the three and nine months ended September 29, 2007 and September 30, 2006 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Total revenue	$62,155	$7,696	$169,763	$14,403
Cost of revenue:
Cost of ratable product and related support and services	37,620	7,967	109,992	17,940
Lower of cost or market adjustment	3,184	4,172	6,470	12,154
Cost of product	18	311	3,869	311

Gross profit (loss)	$21,333	$(4,754)	$49,432	$(16,002)

Gross margin	34%	(62)%	29%	(111)%

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006. Gross margins improved from the three months ended September 30, 2006 to the corresponding period in 2007 due to the impact of the recognition of $24.0 million of deferred gross margin related to invoiced shipments in prior periods. In addition, there was a significant improvement in gross margins on current period invoiced shipments reflecting improved pricing and cost structures. Although we continued to sell common equipment at low or negative margins, we experienced a reduction of $1.0 million in LCM adjustments in the current period compared to the third quarter of 2006, primarily due to a continued decline in component pricing. We also recorded a favorable change in estimate to our warranty reserve of $1.9 million primarily due to continued improvements in overall actual failure rates and the impact of these improvements on our estimate of expected future returns.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006. Gross margins improved from the nine months ended September 30, 2006 to the corresponding period in 2007 due primarily to the impact of the recognition of $35.4 million of deferred gross margin related to invoiced shipments in prior periods. In addition, there was significant improvement in gross margins on current period invoiced shipments reflecting improved pricing and cost structures. Although we continued to sell common equipment at low or negative margins, we experienced a reduction of $5.7 million in LCM adjustments in the nine months ended September 29, 2007 compared to the corresponding period in 2006, primarily due to changes in the bill of materials on a number of common equipment components and a continued decline in component pricing. These improvements were offset by an unfavorable change in estimate related to our warranty expense of $2.0 million primarily related to higher than expected costs of replacing defective products due to reduced usage of repaired units. In addition, there was a specific increase in expected return rates related to a component quality issue on one specific product that ceased shipping in June 2006.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	($ In thousands)
Research and development expenses	$14,621	$14,034	$44,758	$27,752
Percent of total revenue(1)	24%	182%	26%	193%

(1)	Research and development expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006. Research and development expenses increased from the three months ended September 30, 2006 to the corresponding period in 2007 due primarily to $1.5 million of increased personnel-related costs associated with two asset acquisitions that we completed in the third quarter of 2006, an increase of $1.3 million in headcount related costs due to new product development, an increase in $0.9 million of stock-based compensation costs and $0.3 million increase related to software development services that we purchased from a third party to enable a supplier’s product to operate in a regional bell operating company infrastructure. This increase was offset by a reduction of $4.5 million related to the write-off of in-process research and development expenses related to an asset acquisition we completed in the third quarter of 2006 because technological feasibility had not been established and no alternative future uses existed.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006. Research and development expenses increased from the nine months ended September 30, 2006 to the corresponding period in 2007 due primarily to a $5.7 million increase in personnel and engineering development related costs associated with two asset acquisitions completed in the third quarter of 2006, $4.7 million of expense related to software development services that we purchased from a third party to enable a supplier’s product to operate in a regional bell operating company infrastructure, $4.3 million in incremental headcount expenses, and $2.3 million in increased prototype and non-recurring engineering spending. In addition, the increase resulted from a $2.1 million increase in stock-based compensation. The overall increase was offset by a reduction of $4.5 million related to the write-off of in-process research and development expenses related to an asset acquisition we completed in the third quarter of 2006 because technological feasibility had not been established and no alternative future uses existed.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	($ In thousands)
Sales and marketing expenses	$7,995	$4,914	$22,032	$11,777
Percent of total revenue(1)	13%	64%	13%	82%

(1)	Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006. Sales and marketing expenses increased from the three months ended September 30, 2006 to the corresponding period in 2007 due primarily to an increase of $1.5 million in headcount related expenses, including salaries and commission and $0.6 million increase in stock-based compensation. In addition, there was a $0.5 million increase in expenses related to demonstration units and expenses used in potential customer lab trials and trade shows.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006. Sales and marketing expenses increased from the nine months ended September 30, 2006 to the corresponding period in 2007 due primarily to an increase of $6.7 million in headcount related expenses, including salaries and commission, and $2.0 million of expenses related to demonstration units and expenses used in potential customer lab trials and trade shows. In addition, there was a $1.0 million increase in stock-based compensation.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	($ In thousands)
General and administrative expenses	$7,069	$3,960	$17,984	$7,624
Percent of total revenue(1)	11%	51%	11%	53%

(1)	General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006. General and administrative expenses increased from the three months ended September 30, 2006 to the corresponding period in 2007 due primarily to increased personnel expenses of $1.7 million and a $1.0 million increase in stock-based compensation.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006.General and administrative expenses increased from the nine months ended September 30, 2006 to the corresponding period in 2007 due primarily to increased personnel expenses of $5.4 million and $2.7 million of outside legal, consulting and audit expenses, reflecting increased investments in these areas as we prepared to become a public company. In addition, there was a $1.9 million increase in stock-based compensation.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands)
Interest income	$2,459	$849	$3,373	$1,644
Interest expense	(67)	(1,152)	(2,249)	(3,541)
Other gain (loss), net	533	(589)	(16,982)	139

Total other income (expense), net	$2,925	$(892)	$(15,858)	$(1,758)

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006. Other gain (loss), net primarily consisted of a $0.4 million gain related to the sale of assets acquired under an asset purchase agreement as described in Note 3 of Notes to our condensed consolidated financial statements, $0.1 million related to the gain on sale of other fixed assets and $0.1 million related to foreign currency gain on our accounts receivable.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006. Other gain (loss), net primarily consisted of a $19.8 million charge related to the revaluation of preferred stock warrant liabilities at fair market value. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to remeasurement. This loss was partially offset by $0.1 million related to the sale of certain state R&D tax credits, $0.2 million related to a subletting transaction, and a $2.4 million gain related to the sale of assets acquired during the period under an asset purchase agreement as described in Note 3 of Notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

	September 29, 2007	December 31, 2006
	(In thousands)
Working capital	$154,256	$2,218
Cash and cash equivalents	88,823	28,884

	Nine Months Ended September 29, September 30,
	2007	2006
	(In thousands)
Cash provided by (used in) operating activities	$4,204	$(52,752)
Cash used in investing activities	(108,223)	(19,059)
Cash provided by financing activities	163,888	78,033

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less.

Prior to our IPO in June 2007, we had financed our operations primarily through private sales of equity and from borrowings under credit facilities and more recently from cash collections on the sales of our DTN System. In June 2007, we completed our IPO and raised net proceeds of $190.1 million.

Operating Activities

We experienced positive cash flows from operations of $4.2 million in the nine months ended September 29, 2007. We generated a net loss for the period of $51.4 million, and we had non-cash charges of $31.1 million consisting primarily of warrant expense of $19.8 million and depreciation of $7.2 million and stock-based compensation expense of $6.0 million. In addition, the net loss reflects the continued non-cash deferral of positive gross margin from invoiced shipments of bundled products of $33.4 million. We experienced improved collections in the period offset by reductions in accounts payable terms. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally. We experienced negative cash flows from operations of $52.8 million in the first nine months of 2006. This reflected a net loss of $65.0 million with a non-cash deferral of gross margin on invoiced shipments of bundled products of $22.2 million. Other non-cash charges included $5.5 million of depreciation and a $4.5 million write-off of in-process research and development expenses. Inventory and accounts receivables continued to increase in the period as we continued to grow the business driving higher working capital requirements.

Investing Activities

Cash used in investing activities was $108.2 million in the nine months ended September 29, 2007, consisting of $111.3 million of purchase of investments reflecting the investment of cash raised from our IPO in June 2007, $11.7 million for the purchase of property, plant and equipment, primarily offset by $12.0 million of proceeds from maturities and sale of investments and $2.7 million of proceeds from the subsequent sale of some of the purchased assets. Cash used in investing activities in the first nine months of 2006 was $19.1 million, consisting of $11.2 million for the purchase of property, plant and equipment, $5.8 million for the purchase of investments and $4.7 million related to our acquisition of certain assets of Little Optics, Inc., a research and development company, partially offset by $1.5 million from the sale of surplus assets acquired as part of a previous acquisition and $1.1 million of proceeds from the maturities and sale of short-term investments.

Financing Activities

Net proceeds from financing activities in the nine months ended September 29, 2007 were $163.9 million. We completed our IPO in June 2007 and generated net proceeds of $190.1 million. We used $35.4 million to pay off our outstanding debt, including $7.1 million which we had borrowed under an existing facility in the first quarter of 2007. In addition, we received $2.1 million from employee stock options exercised in the period. Cash from financing activities amounted to $78.0 million in the nine months ended September 30, 2006. The primary sources of these funds were the issuance of convertible preferred stock of $73.6 million, $3.0 million of employee stock options exercised in the period and a net increase in bank borrowings of $1.3 million.

Credit Facilities

Following the close of our IPO, we repaid $29.3 million of our borrowings in June 2007. In September 2007, we repaid $4.5 million of our remaining outstanding debt which we had assumed as part of an acquisition of assets in the third quarter of 2006.

In the next twelve months, capital expenditures are expected to be approximately $20 million, primarily for product development and manufacturing expansion and upgrades.

In November 2007, we completed our follow-on offering of common stock and generated net proceeds of approximately $104.0 million.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 29, 2007:

	Years Ending
	Total	Remainder of 2007	December 27, 2008	December 26, 2009	December 25, 2010	2011 and beyond
	(In thousands)
Purchase obligations(1)	$29,720	$23,778	$5,942	$—	$—	$—
Operating leases	13,739	846	3,398	3,306	2,825	3,364

Total contractual obligations	$43,459	$24,624	$9,340	$3,306	$2,825	$3,364

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

Off-Balance Sheet Arrangements

During 2006 and the three and nine months ended September 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short- and long-term investments totaling $189.1 million and $29.6 million at September 29, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds, commercial paper, corporate bonds, U.S. agency notes, adjustable rate notes and asset-backed notes. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2007, our interest income would have declined approximately $0.3 million, assuming consistent investment levels.

At September 29, 2007 and December 31, 2006, we had $0 and $28.4 million of debt outstanding, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 29, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation and in light of the unremediated material weakness in our internal controls over our non-routine manual accounting and reporting processes as disclosed in our Registration Statement on Form S-1 dated October 30, 2007, our CEO and CFO have concluded that, as of September 29, 2007, our disclosure controls and procedures were not effective. To address this material weakness, we have completed additional review and re-performance procedures in relation to non-routine manual accounting and reporting processes as part of our financial close procedures. Accordingly, we believe that the condensed consolidated financial statements included in this quarterly report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

Throughout the nine months ended September 29, 2007, we began the implementation of a remediation plan to address the material weakness identified related to our non-routine manual accounting and reporting processes involving our revenue and net loss per common share disclosure process. We have implemented additional accounting procedures which include re-performance testing, more detailed reconciliations and increased review in our revenue and net loss per common share processes. We are still evaluating the design of these new procedures. Once placed in operation for a sufficient period of time, we will evaluate the overall effectiveness of these process changes to determine if they are operating effectively.

We are also in the process of automating our accounting and reporting for revenue and deferred revenue in order to reduce our reliance on manual processes and procedures. We expect to implement the automated process changes during the fourth quarter of 2007.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 9, 2006, we and Level 3 were sued by Cheetah Omni LLC (Cheetah) in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of our DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response denying all infringement claims under patent No. 6,795,605 and asserting that the claims of the patent are invalid and that the DTN System does not infringe the patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under patent No. 7,142,347 and we and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, we and Level 3 filed responses to Cheetah’s third amended complaint denying all infringement claims, and we and Level 3 asserted counterclaims against Cheetah asserting that the claims of the patents are invalid and that the DTN System does not infringe the patents.

On March 14, 2007, we submitted requests to the U.S. Patent and Trademark Office for inter partes reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347 asking the U.S. Patent and Trademark Office to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, we and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347.

On April 11, 2007, we, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795, 605. On August 1, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 7,142,347. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations. We believe the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

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

Investing in our securities involves a high degree of risk. Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

We have not achieved profitability. We experienced a net loss of $89.9 million for the year ended December 31, 2006 and $51.4 million for the nine months ended September 29, 2007. As of September 29, 2007, our accumulated deficit was $365.5 million. We expect to continue to incur substantial losses, and we may not become profitable in the foreseeable future, if ever. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our DTN System and to maintain and expand our manufacturing facilities and research and development operations. In addition, as a newly public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will have to generate and sustain significant increased revenue and product gross margins to achieve profitability. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future.

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

A relatively small number of customers account for a large percentage of our net revenue. In particular, for the year ended December 31, 2006, Level 3 Communications, or Level 3, and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 75% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenue from our key customers will depend on our ability to introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase orders rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which would harm our operating results.

Substantial changes in the optical communications industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business or have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in the changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and government agencies. In addition, it has resulted in a substantial reduction in the number of our potential customers. For example, service providers, such as Level 3, have recently acquired a number of other communications service providers, including one of our other customers. This increased concentration among our customer base may also lead to increased negotiating power for our customers and may require us to decrease our average selling prices.

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

If we fail to expand sales of our DTN System into metro and international markets or to sell our products to new types of customers, such as U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers, our revenue will be harmed.

We believe that, in order to grow our revenue and business and to build a large and diverse customer base, we must successfully sell our DTN System in metro and international markets and ultimately to U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers. We have limited experience selling our DTN System internationally and to U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new sales channels through resellers, distributors and systems integrators. If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and revenue.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical communications industry, including our competitors, have extensive patent portfolios with respect to optical communications technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our DTN System and technology. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.

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

On May 9, 2006, we and Level 3 were sued by Cheetah Omni LLC in the United States District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of our DTN System, recovery of all damages caused by the alleged infringement and an award of any and all compensatory damages available by law, including damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount of damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent our product is found to infringe the rights of a third party, and we have assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint. On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, we and Level 3 filed responses to Cheetah’s third amended complaint.

On April 11, 2007, we, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795,605. On August 1, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 7,142,347. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations. We do not know when the U.S. Patent and Trademark Office reexamination process will be completed. In the event that Cheetah is successful in obtaining a judgment requiring us to pay damages or obtains an injunction preventing the sale of our DTN System, our business could be harmed.

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

The development and production of new products with high technology content, such as our DTN System, is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software products, such as our DTN System, can often contain undetected errors when first introduced or as new versions are released. We have experienced errors in the past in connection with our DTN System, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, will be found from time to time in our DTN System. We have only been shipping our DTN System since November 2004, which provides us with limited information on which to judge its reliability. Our DTN System may suffer degradation of performance and reliability over time.

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

From time to time, we encounter interruptions or delays in the activation of our DTN System at a customers’ site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, confidence in our DTN System could be undermined, which could cause us to lose customers and fail to add new customers.

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

In 2007, subsequent to the initial filing of our initial public offering registration statement, our management identified a material weakness related to non-routine manual accounting and reporting processes. Management’s review of these transactions and disclosures was not sufficient to identify computational errors in the revenue accounting process in 2006 and the net loss per common share reporting and disclosure process in 2002 through 2006. Specifically, our review did not identify a manual computational error in our revenue analysis relating to the ratable revenue commencement date of a transaction with one of our customers. As a result, we have restated our 2006 consolidated financial statements to reflect a reduction in ratable revenue of $0.5 million. In addition, our review of the net loss per common share amount for all annual and interim periods did not identify an error in the manual calculation of the weighted average number of common shares outstanding for each period. The errors were primarily related to the misapplication of the reverse share split to a component of the weighted average common shares outstanding calculation and the inappropriate exclusion of certain outstanding shares used in computing the basic and diluted net loss per common share. This resulted in an understatement of the reported net loss per common share of $4.22 in 2002, $3.51 in 2003, $2.64 in 2004, $0.28 in 2005 and $0.22 in 2006. This material weakness relates to the following financial statement accounts: Ratable product and related support services, deferred revenue and our net loss per common share disclosures. We have developed a remediation plan to address the material weakness identified in 2006 related to our non-routine manual accounting and reporting processes involving our revenue and net loss per common share computations in 2002 through 2006.

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

We market, sell and service our DTN System globally. In 2005, 2006 and the nine months ended September 29, 2007, we derived approximately 36%, 14% and 19%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we enter new international markets. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

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

Our future success will depend on our ability to have sufficient volumes of our DTN System manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our DTN System and are in the process of qualifying non-U.S. contract manufacturing sites. There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules, particularly for international contract manufacturing sites;

•	reliance on the quality assurance procedures of third parties;

•	potential uncertainty regarding manufacturing yields and costs;

•	potential lack of adequate capacity during periods of excess demand;

•	potential uncertainty related to the use of international contract manufacturing sites;

•	limited warranties on components supplied to us;

•	potential misappropriation of our intellectual property; and

•	potential manufacturing disruptions.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future, and you might not be able to sell your shares at or above the public offering price.

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

A significant portion of our outstanding common stock will soon be released from restrictions on resale and may be sold in the public market in the near future. Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, particularly our directors, their affiliated venture capital funds and our executive officers, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline significantly. Based on shares outstanding as of September 29, 2007, upon completion of the follow-on offering we had 90,647,545 shares of common stock outstanding, assuming no exercise of the underwriters’ option to purchase additional shares. Of these shares, 26,100,000 shares, consisting of the 10,000,000 shares sold in our follow-on offering and the 16,100,000 shares sold in our initial public offering, will be freely tradable without restriction in the public market immediately following the closing of this offering.

The remaining 64,547,545 shares, or 71.2% of our outstanding shares as of September 29, 2007, are currently subject to market standoff agreements entered into by our stockholders with us or contractual lock-up agreements entered into by our stockholders with the underwriters in connection with our initial public offering and will become freely tradeable in the public market on December 4, 2007, subject to extension as described below, except for shares of common stock held by directors, executive officers and our other affiliates which will be subject to volume limitations under Rule 144 of the Securities Act and, in certain cases, various vesting arrangements. Of these shares, 9,571,202 shares, or 10.6% of our outstanding shares as of September 29, 2007, are subject to additional contractual lock-up agreements entered into by our executive officers, directors and the selling stockholders with the underwriters for our follow-on offering and will not be able to be sold in the public market until 90 days after October 30, 2007, subject to extension or reduction as described below. Goldman, Sachs & Co. currently does not anticipate shortening or waiving any of the lock-up agreements, other than allowing sales under pre-existing Rule 10b5-1 trading plans, and does not have any pre-established conditions for such modifications or waivers. Goldman, Sachs & Co. may, however, release for sale in the public market all or any portion of the shares subject to the lock-up agreements.

The contractual lock-up period described above for lock-up agreements entered into in connection with our initial public offering will be automatically extended under the following circumstances: if during the 17 days prior to December 3, 2007, we issue an earnings release or announce material news or a material event or, if we announce that we will release earnings results during the 15-day period following December 3, 2007. The restrictions described above will continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the announcement of the material news or material event.

The contractual lock-up period described above for lock-up agreements entered into in connection with our follow-on offering may be extended or reduced if we issue an earnings release or announce material news or a material event within 15 days before or after the expiration date of the initial lock-up period. If during the 15 days prior to the expiration date of the initial lock-up period we issue an earnings release or announce material news or a material event, the applicable contractual lock-up period will continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release or the announcement of the material news or material event. Prior to the expiration date of the initial lock-up period, if we announce that we will release earnings results during the 15-day period following the last day of the initial lock-up period, the lock-up restrictions on resale will expire on the day 15 days prior to the scheduled earnings release so long as we issue a press release and file an accompanying current report on Form 8-K announcing the early release date at least three days before the early release date. If we do not publicly announce the early release date by such time, the lock-up restrictions will instead continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings release. The scheduled expiration of the lock-up period for our follow-on offering is 90 days after October 30, 2007. In no event will the lock-up period expire prior to January 16, 2008.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC up to 57,753,659 shares of our common stock, including 168,952 shares issuable upon exercise of warrants. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

We have also registered 24,035,738 shares of our common stock that we have issued or may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions, the market standoff agreements and the lock-up agreements described above.

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

(a) Sales of Unregistered Securities

During the three months ended September 29, 2007, warrant holders exercised an aggregate of 345,352 shares of our common stock. The aggregate consideration for such exercises was $1.9 million, of which approximately $45,000 was in cash and the remainder was by way of ‘net exercise’ as permitted by the terms of the warrants. In a net exercise, the holder of the warrant is entitled to a number of shares with a fair market value equal to the difference between the fair market value of the shares purchasable upon exercise of the warrant and the exercise price for those shares. The Company issued a net of 264,233 shares of common stock pursuant to such exercises. These issuances were undertaken in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 3(a)(9) and Section 4(2) therein. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access to information regarding the Company, through their relationships with us, to information about us and by way of public filings.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 6, 2007

Infinera Corporation

By:	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer