Form 10-K
period 2007-12-29
INFINERA CORP
filed 2008-02-19
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33486

Infinera Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

169 Java Drive

Sunnyvale, CA 94089

(Address of principal executive offices, including zip code)

(408) 572-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,458,303,647 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 6, 2008, 92,083,943 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 29, 2007

Part I

ITEM 1.	BUSINESS

Overview

Infinera Corporation (“we” or “Infinera”) has developed a solution that we believe will change the economics, operating simplicity, flexibility, reliability and scalability of optical communications networks. At the core of our Digital Optical Network architecture is what we believe to be the world’s only commercially-deployed, large-scale photonic integrated circuit, or PIC. Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips approximately the size of a child’s fingernail. We have used our PIC technology to design a new digital optical communications system called the DTN System. The DTN System is designed to enable cost-efficient optical to electrical to optical conversion of communications signals. The DTN System is architected to improve significantly communications service providers’ economics and service offerings as compared to traditional systems. Our DTN System is designed to provide faster service delivery and network management flexibility. Our carrier-class DTN System runs our Infinera IQ Network Operating System and is integrated with our Infinera Management Suite software, which together enhance and simplify network monitoring, management and control.

Our goal is to establish our Digital Optical Network as a leading architecture for optical communications networks. We believe that photonic integrated circuits will significantly change optical communications networks in a fashion similar to the integrated circuit’s impact on electronics beginning in the 1950’s. We also believe that our DTN System can provide benefits to our customers in the $6.4 billion wavelength division multiplexing segment of the global optical communications equipment market, which is estimated by Ovum-RHK, a third-party industry analyst, to be nearly $16 billion in 2008. As of December 29, 2007, we have sold our DTN System for deployment in the optical networks of 41 customers worldwide, including Internet2, Interoute, Level 3 Communications and Qwest Communications. We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In 2007 and 2006, Level 3 and Broadwing Communications, which Level 3 acquired in January 2007, together accounted for approximately 47% and 75% of our revenue, respectively.

We believe that rapid growth of communications traffic and proliferation of next-generation bandwidth-intensive services such as video will expand the need and increase demand for optical network capacity. Our DTN System is designed to serve as the key element for long-haul and metro optical transport networks of U.S. and international communications service providers. Customer deployments of our DTN System have ranged from two to hundreds of network access points.

Our DTN System is designed to provide several advantages over traditional systems, including:

•	Operating simplicity and cost savings

•

Ease of deployment and scalability. Our DTN System provides optical capacity in 100 Gbps increments (10 channels at 10 Gbps), enabling our customers to more easily scale their optical networks with the initial installation of the DTN System and to add capacity to existing DTN Systems in less time and with fewer service calls;

•

Management and personnel. Our DTN System offers built-in software intelligence to route services across complex optical communications networks and is designed to simplify our customers’ network planning, engineering and operations; and

•

Efficiency and reliability. Given the high level of photonic integration and digital processing, our DTN System is designed to consume less power, enable simplified testing and improve system reliability;

•	Enhanced revenue generation

•

Expand services reach. Our DTN System lowers the cost of optical to electrical to optical conversion, which enables our customers to access markets cost-effectively that had previously not been served due to cost constraints;

•

Optimal use of network capacity. Our DTN System enables communications service providers to combine streams of network traffic from various points throughout the network onto a single wavelength, thereby optimizing existing capacity and increasing revenue opportunities; and

•

Accelerate service provisioning. Our DTN System’s ability to deploy optical capacity in 100 Gbps increments and to process and manage data at each DTN System location remotely enables communications service providers to add customers and provision new services more rapidly than traditional systems; and

•

Capital cost savings. Our DTN System integrates the functionality of over 60 discrete optical components into a single PIC pair, reducing capital expenditures and the physical space required for a given amount of optical network capacity.

We began commercial shipment of our DTN System in November 2004. In the third quarter of 2005 we believe we achieved, and have since maintained through the third quarter of 2007, the largest market share of 10 Gbps long-haul ports shipped worldwide. We believe this rapid customer acceptance is due to the benefits that our PIC-based digital optical communications system offers over traditional systems.

“Infinera,” “Infinera DTN,” “IQ,” “iPIC,” “Infinera Digital Optical Network,” “Bandwidth Virtualization” and other trademarks or service marks of Infinera Corporation appearing in this report are the property of Infinera Corporation. This report contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Infinera was founded in December 2000, originally operated under the name “Zepton Networks,” and is headquartered in Sunnyvale, California. We are incorporated in the State of Delaware. Our principal executive offices are located at 169 Java Drive, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200.

Industry Background

Optical communications equipment carries digital information as analog light waves over fiber optic networks. Fiber optic networks provide significantly greater data transport capacity than traditional electrical over copper transport technology. The advent of wavelength division multiplexing systems has enabled the transmission of larger amounts of data by using multiple wavelengths over a single optical fiber. Service providers often use wavelength division multiplexing systems to carry communications traffic between cities, referred to as long-haul networks, and within large metropolitan areas, referred to as metro networks. Most fiber optic networks carry all types of communications traffic, from conventional long-distance telephone calls to e-mails and web sessions to high-definition video streams. As traffic grows, service providers add capacity to existing networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion. Fiber optic networks are expensive and complex, and service providers have traditionally experienced significant challenges in generating new revenue while reducing operating and capital costs.

Increased Demand for Network Capacity

We intend to address a larger portion of the optical communications equipment market opportunity with enhancements to our existing DTN System and with new product releases in the future.

Drivers of Increases in Demand for Network Capacity

We believe that a number of trends in the communications industry are driving growth in demand for network capacity and ultimately will increase demand for optical communications systems, including our DTN System. These trends include:

•

Growth of Internet usage and Internet protocol traffic. Internet protocol network traffic continues to grow significantly as bandwidth consumed per Internet user and the total number of Internet users increases;

•

Increasing broadband penetration and high capacity services. Communications service providers are offering broadband internet access to an increasing number of subscribers to support voice, video and high speed data offerings. In addition, adoption of new consumer applications such as video and music downloads and business applications such as videoconferencing necessitates an increase in network capacity to accommodate high-quality delivery of these bandwidth-intensive services; and

•

Availability of more bandwidth capacity. Competition, particularly in the United States, among cable and communications service providers in providing bundled services such as the “Triple Play” (voice, video and data) has encouraged greater consumption of bandwidth.

Challenges Faced by Communications Service Providers

Service providers face significant challenges in meeting increasing bandwidth demands, including:

•

Price competition pressuring network costs. Competition between communications service providers places pressure on service pricing and thus network costs. The optical communications network is a significant source of overall network cost, and thus service providers are aggressively seeking ways to reduce their optical network operating and capital costs;

•

Operational complexity. Optical communications network design, planning and engineering involves considerable complexity. This complexity is costly and may slow network expansion and service delivery which, in some cases, results in lost revenue;

•

Limited service reach. Many network operators have optical facilities that pass through small - to mid-sized cities but determine that it is cost-prohibitive to deploy expensive optical systems that would allow them to offer services to potential customers in these locations;

•

Slow service provisioning. Optical communications networks often require fixed allocation of bandwidth between customer sites. Communications service providers often must add capacity to their networks to accommodate new subscribers and services. Adding capacity generally involves complex and costly re-engineering of the existing network and a lengthy time period to implement, test and prepare the network to provide service;

•

Lack of protection and management features. Most traditional long-haul optical communications systems do not offer protection capabilities to restore service in the event of equipment or fiber failure. As a result, communications service providers must purchase, deploy, and manage additional equipment to support protected services, which further increases cost and network complexity; and

•

Exposure to equipment failures. Traditional optical communications systems and sub-systems contain dozens of discrete interconnected optical components. Most failures occur at these connections resulting in reduced system reliability and potential loss of service.

Limitations of Traditional Optical Approaches

Optical Components and Sub-systems

Optical component technology today shares many characteristics with electronic component technology in the 1950’s. At that time, all electronic devices were comprised of discrete components, each requiring a separate package to perform a given function. As in traditional systems today, individual components were largely manually-wired to their packages, resulting in higher cost and lower reliability. Due to the numerous discrete connected parts, electronic systems were physically large, consumed significant amounts of power and were prone to failure. These problems were significantly reduced with the advent of the integrated circuit, which led to the proliferation of high-performance, mass-market, low-cost and reliable semiconductor chips suitable for a wide range of computing applications.

Several companies have developed forms of optical sub-system integration, which consist of co-packaging discrete components within a common module. Optical subsystems provide modest space and package savings and some cost reductions in final production and testing. However, we believe that the total cost savings associated with these devices is limited because each must undergo its own manufacturing, separation, testing and production process steps before final integration within a subsystem package. In addition, we believe that these optical subsystems approaches provide minimal improvement in quality or reliability compared to discrete optical components.

Optical Communications Systems

Optical components and sub-systems are the key building blocks of traditional systems. Traditional systems vendors typically rely on a limited number of component and sub-system suppliers, resulting in limited product differentiation. In addition, the ability of traditional systems vendors to benefit from photonic integration is constrained by the development efforts of their optical component and sub-system suppliers.

Optical communications systems typically transport communications signals between cities as wavelengths and switch or add/drop those signals using digital electronics at network access points where services are provided. Most optical communications networks utilize wavelength division multiplexing technology that transmits multiple signals, each as separate colors of light, or wavelengths, on a single fiber in a communications service provider’s network. The principal benefit of wavelength division multiplexing systems is that they enable the transmission of large amounts of data on multiple wavelengths over a single optical fiber. In optical communications networks, communications service providers cannot access or manage these wavelengths of light, or analog signals, and must convert the wavelengths of light to electrical or digital signals. Once this traffic has been converted into the digital domain, it can be processed by the communications service provider. This processing can include adding/dropping, monitoring or regenerating the traffic. After the digital signal is processed, it is converted back to wavelengths of light so that it can be transported to the next network destination. The process of converting the optical signal to an electrical signal for processing and then converting it back to an optical signal to enable digital processing is known as optical to electrical to optical conversion. Optical to electrical to optical conversion enables access to data that allows communications service providers to differentiate their networks and to generate revenue through value-added services. Optical to electrical to optical conversion utilizing traditional systems can be expensive.

With some traditional systems, communications service providers must choose at multiple network access points whether to utilize a wavelength division multiplexing system that enables high-performance digital management and processing but with high optical to electrical to optical conversion costs, or to use an all-optical architecture that reduces optical to electrical to optical conversion costs but also may limit service reach and add cost.

Traditional Wavelength Division Multiplexing Systems

Traditional wavelength division multiplexing systems have several disadvantages, including:

•	significant capital cost, space and power requirements;

•	requirement of discrete components to execute optical to electrical to optical conversions for each wavelength, which adds significant cost and reduces reliability;

•

expansion of the network is often manually intensive as communications service providers may need to redesign the network, re-allocate available wavelengths or deploy additional hardware at multiple locations each time a new circuit is added;

•	limited flexibility to alter traffic flows because dedicated network capacity must be purchased and deployed in advance; and

•	high costs associated with implementing advanced features, such as network-wide provisioning or optical layer protection, because additional equipment may be required.

All-Optical Communications Systems

Several optical communications systems vendors have attempted to reduce the cost of transporting data on optical networks by limiting the need for optical to electrical to optical conversions. The resulting architecture, known as the all-optical network, utilizes a new generation of wavelength division multiplexing systems to manage and switch traffic as analog light waves. Reconfigurable optical add/drop multiplexers and wavelength selectable switches are examples of all-optical systems. However, we believe these all-optical approaches possess inherent weaknesses, including:

•

limited ability to digitally process the data, which prevents these systems from efficiently adding and dropping traffic at intermediate network access points; this can result in a reduced network footprint and decreased revenue opportunities for communications service providers, particularly in smaller regions and markets;

•

more costly and time-consuming network planning and service provisioning, because adding new services requires complex engineering calculations involving power levels, dispersion compensation and other optical non-linear effects;

•

higher installation costs, because this process may require complicated components to minimize signal degradation over long distances; all-optical systems also lack the ability to effectively view network performance statistics and reconfigure traffic patterns; and

•	overall network capacity can be limited by wavelength blocking, which is the inability to use wavelengths of light because they are already in use in another part of the network.

We believe significant demand exists for an optical communications system that is simple and easy to operate and that reduces operating and capital costs for communications service providers.

The Infinera Solution

Our PIC technology facilitates a network architecture that allows communications service providers to realize the benefits of both wavelength division multiplexing and digital processing more fully and cost-effectively. We believe that our DTN System and our Digital Optical Network architecture enable the improvement of the economics, operating simplicity, flexibility, reliability and scalability of our customers’ optical networks.

Our PICs enable our DTN System to provide lower-cost optical to electrical to optical conversions at every network access point to provide communications service providers with the ability to digitally process the information being transported across their optical networks. Our DTN System’s software enables our customers to leverage this digital information to simplify and speed the delivery of differentiated services and to optimize the utilization of their optical networks.

Our DTN System is designed to enable the Digital Optical Network architecture for long-haul and metro optical transport systems of communications service providers and to offer the following key technical benefits:

•

Photonic integration. Our DTN System integrates the functionality of over 60 discrete optical components within a single PIC pair, reducing capital expenditure and physical space requirements for a given amount of optical network capacity. Our PIC technology also enables our DTN System to allow service providers to add 10 wavelengths of 10 Gbps capacity concurrently, as compared to one wavelength in traditional systems;

•

Digital processing. Our DTN System processes traffic digitally, which ensures significantly greater signal quality and network management flexibility than analog, or all optical, systems. With our DTN System, communications traffic can be cost-effectively added/dropped, monitored and regenerated through digital processing of data; and

•

High value-add software content. Our DTN System’s software utilizes digital data to enable network provisioning, management, testing and control that provides intelligence not available in traditional optical communications systems.

These distinctive technical features provide significant advantages to our customers, including:

•	Operating simplicity and cost savings

•

Ease of deployment and scalability. Our DTN System deploys optical capacity in 100 Gbps increments, which enables our customers to rapidly deploy the initial DTN System and to add capacity to existing DTN Systems in less time and with fewer service calls than with traditional systems. Infinera customers have publicly remarked on the speed with which they are able to roll out new network capacity thanks to Infinera’s unique architecture;

•

Differentiated services via Bandwidth Virtualization. Our DTN System uses digital switching electronics to virtualize its optical wavelengths into digital bandwidth. This bandwidth can be allocated, using intelligent software, to different services without regard to the underlying optical parameters. The separation of services from underlying wavelengths, which we call Bandwidth Virtualization, is key to Infinera’s value proposition. It allows customers to offer a variety of differentiated services over different distances without the need to re-engineer the underlying wavelengths. We call this capability bandwidth virtualization;

•

Management and personnel. Our DTN System offers built-in software intelligence to route and signal services across complex optical communications networks. In addition, our DTN System’s digital protection and manageability enables carriers to offer a broad range of service qualities without requiring a separate synchronous optical network, or its international equivalent, synchronous digital hierarchy, or optical switching layer for protection and management. These features are designed to provide our customers with flexible management and control of their networks while significantly reducing the amount of information technology personnel and hours dedicated to planning, engineering and operating their optical communications networks; and

•

Efficiency and reliability. Given its high level photonic integration and digital processing, our DTN System occupies a fraction of the physical space, generally consumes less power than traditional systems for a given amount of capacity, enables simplified testing and is designed to improve system reliability. We are able to deliver both increased simplicity and reliability to our customers through our differentiated PIC technology and unique approach to optical networking architecture. By enabling frequent optical to electrical to optical conversions across their optical networks, we allow our customers to manipulate traffic in the digital domain, which we believe is simpler than architecting traffic and provisioning services with all-optical systems. Likewise, our PICs efficiently perform optical to electrical to optical conversions without a need for dozens of discrete components, which in turn require hundreds of failure-prone individual connections. As such, we believe our customers’ service quality can be improved significantly due to our DTN System’s simplified product design.

•	Enhanced revenue generation

•

Expand services reach. Our DTN System significantly lowers optical to electrical to optical conversion cost, which enables our customers to access markets cost-effectively that had previously not been served due to cost constraints. This provides our customers with new revenue opportunities and can reduce or eliminate the cost paid to other service providers for use of their networks to complete a services connection. Our DTN System also supports a variety of communications interfaces, including separate synchronous optical network/synchronous digital hierarchy, Gigabit and 10 Gigabit Ethernet;

•

Optimal use of network capacity. Our DTN System enables communications service providers to combine streams of network traffic from various points throughout the network onto a single wavelength, thereby optimizing existing capacity and increasing revenue opportunities. In contrast, traditional systems often require that communications service providers reserve an entire wavelength for a single stream of traffic, which may consume only a fraction of the available capacity; and

•

Accelerate service provisioning. Our DTN System’s ability to deploy optical capacity in 100 Gbps increments and to process and manage data at each DTN System location remotely enables communications service providers to add customers and provision new services more rapidly than traditional optical communications systems; and

•

Capital cost savings. Our DTN System can require less capital expenditure for a given amount of optical network capacity. We believe that photonic integration enables a faster rate of innovation than is possible using conventional discrete optical components and will result in a continued decline in costs and complexity.

The Infinera Strategy

Our goal is to be a preeminent provider of optical systems to communications service providers. Key aspects of our strategy are:

•

Increase our customer footprint. During 2007, we diversified our customer base in terms of markets served, expanding beyond our original core market of bandwidth wholesalers into the fast-growing cable MSO and internet content provider markets. We now count four of the top five North American MSOs as customers, as well as some of the top internet content providers, in addition to many of the North American national footprint bandwidth wholesalers. We intend to increase penetration of our installed base of customers while also targeting new U.S. and international communications service providers, including U.S. regional bell operating companies, international postal, telephone and telegraph companies, and other operators of fiber optic networks around the world.

•

Penetrate adjacent markets. We believe that our Digital Optical Networking architecture can benefit government, research and educational institutions, multiple system operators, or MSOs, and internet content provider markets in the same way it does long-haul or wholesale carriers and independent operator markets. We intend to increase our addressable markets by adding functionality to our DTN System by developing new products and by creating the service and support infrastructure needed to address these markets;

•

Maintain and extend our technology lead. We intend to incorporate the functionality of additional discrete components into our PICs and to pursue further functional integration in our DTN System in order to enhance the performance, scalability and economics of our DTN System;

•

Deliver systems to scale and deliver additional functionality. Our DTN System is, to our knowledge, the only commercially-available system which provides 100 Gbps of transport capacity on a single line card. We recognize the need to continually increase our scalability and functionality to maintain product leadership in optical transport networks as demonstrated by expanding our system transport capacity from 400 Gbps to 800 Gbps; and

•

Continue investment in PIC manufacturing activities. We believe that our manufacturing capabilities serve as a competitive advantage and intend to continue to invest in the manufacturing capabilities needed to produce new generations of our PICs.

Products

Infinera DTN System

Our DTN System utilizes our PIC technology to enable digital processing and management of data with the capability to both generate wavelength division multiplexing wavelengths and to add, drop, switch, manage, protect and restore network traffic digitally. Our DTN System is comprised of two elements, the DTN digital node, which houses our PIC and enables optical to electrical to optical conversion, and an optical line amplifier, or OLA, which extends the optical reach between DTNs. The DTN can automate the connection of circuits and provisioning of new services without costly and cumbersome manual intervention.

Our DTN System is modular in design to enable our customers with the ability to add capacity in a cost-efficient manner. The initial deployment of our DTN System at a customer involves the installation of common equipment, which includes a chassis, optical line amplifiers and related equipment. Customers can purchase additional common equipment to expand the reach of the DTN System and can increase the capacity of existing common equipment for the DTN System by purchasing our Digital Line Modules, or DLMs, Tributary Adapter Modules, or TAMs and Tributary Optical Modules, or TOMs. Each DTN System is composed of one or two half rack chassis, each of which supports up to 4 DLM cards. We have either a 23 inch or 19 inch chassis option for the DTN System. Each DLM card typically supports up to 5 TAMs. The 40 Gbps TAM takes up 2 slots of the DLM Card. Each DLM contains a pair of PICs that provide 100 Gbps of transport capacity; thus, a single DTN System supports up to 800 Gbps (8 DLMs x 100 Gbps each) of transmit/receive capacity per fiber pair. The individual TAMs serve as client-side interface modules, which support line rates from 155 Mbps to 40 Gbps. Given both the density and the modular architecture of each DTN, our DTN System enables significant flexibility and scalability for communications service providers.

Our DTN System is carrier-class, which means that it complies with applicable Telcordia and equivalent major international standards for central office-based network elements. Our DTN System supports a broad range of optical service interfaces including Ethernet (Gigabit Ethernet and 10 GbE) and separate synchronous optical network/synchronous digital hierarchy (OC-3/STM-1, or 155 Mbps, to OC-768/STM-256, or 40 Gbps).

Infinera Optical Line Amplifier

Our OLA is a bidirectional amplifier that extends the optical reach between DTNs. Communications service providers purchase our OLAs for network access points where customer access to data is not required. Our OLA is a small form-factor device that can be managed seamlessly within the DTN System.

Infinera IQ Network Operating System and Management Suite

Our DTN System utilizes proprietary embedded software, the IQ Network Operating System, to enable our customers to simplify and speed up the tasks they perform to deliver, differentiate, and manage services and to optimize the utilization of their networks. The IQ Network Operating System software utilizes the DTN System’s digital switching and IP-based technologies, including generalized multiprotocal label switching for end-to-end provisioning, protection and restoration services, and a host of performance monitoring and software-definable testing capabilities.

In addition to our IQ Network Operating System software, we offer a broad set of standards-based network and element management tools and Operations Support System integration interfaces. Our management suite software includes our Digital Network Administrator, a scalable, robust, feature-rich Element Management System, and our Graphical Node Manager, an easy-to-use web-based management interface.

Technology

Digital Optical Network Architecture

Our founders have experience in the optical communications market and understood the inherent limitations of both traditional wavelength division multiplexing systems and all-optical networking systems and sought to develop a product that offered the key benefits of both approaches. They founded Infinera with a vision to increase the functionality and improve the economics of optical transport systems. To that end, our core engineering team is comprised of optical component and systems experts who have collaborated to create an innovative optical communications architecture that is designed to combine enhanced performance, system-wide simplicity and efficiency, with the ability to be manufactured in a cost-efficient manner. We have focused our efforts, time and capital on developing our Digital Optical Network architecture and DTN System based on our PIC technology.

Our Digital Optical Network architecture is based on our belief that network operators can expand service reach, expedite service provisioning, ensure reliability and more effectively manage, monitor and scale their networks by processing data digitally rather than in analog format. We further believe that the key to delivering this capability in a cost-effective manner is integrating the functionality of multiple discrete devices into a single set of semiconductor chips. This integration allows us to eliminate separate optical packages for each discrete optical device, which we believe is the largest cost challenge facing traditional systems. This integration has further enabled us to provide additional functionality and intelligence to our optical communications systems.

Infinera PIC

We believe that our proprietary PICs are a key source of our value proposition and competitive advantage. We manufacture and package our PICs at our own facilities for use exclusively with our DTN System. We began the simultaneous design and manufacture of our PICs shortly after we were founded in December 2000. We employ a multi-disciplinary approach towards the development and manufacturing of our PICs, with significant interaction between our manufacturing, system engineering and advanced technology groups. As a leader in the development of photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual protections. We believe that as a result of the combination of the multiple disciplines that were required to develop our PIC, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed.

Our DTN System transmits 100 Gbps of optical capacity, utilizing a pair of PICs, one transmitter PIC and one receiver PIC. Our transmitter PIC integrates the functionality of 51 optical components onto a single chip, including lasers and modulators. In addition, our receiver PIC integrates the functionality of 11 optical components onto a single chip, including photodetectors and an optical de-multiplexer.

We expect our PIC technology to enable continued innovation in additional applications and systems beyond the optical transport market currently being served by the DTN System. We have demonstrated a next generation PIC prototype that is capable of transporting 1.6 terabits of data. We believe this is 40 times the capacity of the most advanced commercial discrete photonics devices today.

Customers

Our DTN System has been sold to telecommunications carriers, cable operators, internet content providers and other service providers. As of December 29, 2007, we have sold our DTN System for deployment in the optical network of 41 customers worldwide, including:

•	360networks, Inc.;

•	BOREAS—Net;

•	Carphone Warehouse;

•	Cox Communications;

•	Citynet, LLC;

•	Deltacom;

•	EWE TEL GmbH;

•	FLAG Telecom Group Limited;

•	FPL Fibernet;

•	Freenet Cityline GmbH;

•	Global Crossing International Networks Ltd.;

•	Integra Telecom Holdings, Inc.;

•	Internet2;

•	Interoute Communications Limited;

•	Level 3 Communications;

•	Mid-Atlantic Broadband Cooperative;

•	North China Grid Company Limited;

•	OVH SARL;

•	Qwest Communications International, Inc.;

•	State of New Mexico;

•	Wuhan NEC Fiber Optic Communications Industry Co., Ltd.; and

•	XO Communications Services, Inc.

Level 3 and Broadwing Corporation, which Level 3 acquired in January 2007, together accounted for approximately 47%, 75% and 28% of our revenue in 2007, 2006 and 2005, respectively.

Support and Services

We offer our customers a range of support offerings, including product training, installation and deployment services, extended warranties and 24x7 multi-level technical support. These product support services consist of software warranty, updates and upgrades including general product support. Our support services are provided by our employees and third-party support partners. We believe that providing ongoing support is critical to successful long-term relationships with, and follow-on sales to, our customers. We are committed to providing our customers with the highest levels of support and service.

Sales and Marketing

We market and sell our DTN System and related support services primarily through our direct sales force, supported by marketing and product management personnel. We may also use distribution or support partners to enter new markets or when requested by a potential customer. Our sales team has significant previous experience with the buying process and sales cycles typical of high-value telecommunications products. We expect to continue to add sales and support employees as we grow our business.

The sales process for our DTN System entails discussions with prospective customers, analyzing their existing networks and identifying how they can utilize our DTN System capabilities within their networks. This process requires developing strong customer relationships, and we expect to leverage our sales force and customer support capabilities to establish relationships with both domestic and international service providers.

Over the course of the sales cycle, service providers often test our DTN System before buying. Prior to commercial deployment, the service provider will generally perform a field trial of our DTN System. Upon successful completion, the service provider generally accepts the products installed in its network and may continue with commercial deployment of additional DTN systems. We anticipate that our sales cycle, from initial contact with a service provider through the signing of a purchase agreement, may, in some cases, take several quarters.

Direct Sales Force. Our sales team sells directly to service providers worldwide. We maintain sales presences throughout the United States as well as in China, France, Germany, Japan, South Korea and the United Kingdom.

Indirect Sales Force. We have and will continue to employ business consultants, resale partners and sales agents to assist in our sales efforts to accelerate and strengthen our customer relationships. We expect to work with business partners to assist our customers in the sale, deployment and maintenance of our systems and have entered into distribution and resale agreements to facilitate the sale of our DTN System.

Marketing and Product Management. Our product management team is responsible for defining the product features and roadmap required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our marketing team works to create demand for our DTN System by communicating our value proposition and differentiation in direct customer interaction, public relations, tradeshows, events and web and other marketing channels.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems and components. Our research and development efforts are currently focused in Sunnyvale, California, Allentown, Pennsylvania, Annapolis Junction, Maryland and Bangalore, India. We have invested significant time and financial resources into the development of our Digital Optical Network architecture, our DTN System, including the IQ Network Operating System and Management Suite software, the PIC and our manufacturing capabilities. We will continue to expand our product offerings and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current DTN System, and developing additional functionality and new products, including products for metro applications. We are also working to develop new generations of PICs, and we intend to leverage further integration in our Digital Optical Network architecture and our DTN System through continued research and development and investments in our manufacturing capabilities.

Our research and development expenses were $60.9 million in 2007, $39.0 million in 2006 and $25.0 million in 2005.

Employees

As of December 29, 2007, we had 711 full time employees. A total of 140 of those employees were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our employee relationships to be good.

Manufacturing

We have invested significant time and capital to develop and improve the manufacturing process that we use to produce and package our PIC. This includes significant investments in personnel and the facilities to manufacture and package our PIC in Sunnyvale, California and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual provisions. We believe that as a result of the combination of the multiple disciplines that were required to develop our PIC, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed. Our manufacturing process has been developed over several years and is protected by a significant number of trade secrets. We believe that the trade secrets associated with the manufacturing and packaging of our PIC provide us with a significant competitive advantage.

We outsource manufacturing of certain components of our DTN System. We are planning to expand the use of our international manufacturing partners in 2008. Our contract manufacturers manufacture our DTN System based on our specifications and bill of materials. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. To date, we have not experienced any significant delays or material unanticipated costs resulting from the use of these contract manufacturers; however, such a strategy involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality and costs. Despite outsourcing manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our DTN Systems.

Shortages in components that we use in our DTN System are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our DTN System includes some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We do not have any long-term contracts with any component providers that guarantee supply of components or their manufacturing services. If we encounter difficulty continuing our relationship with a supplier, or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could adversely affect our business. Our ability to timely deliver products to our customers would be materially adversely impacted if we needed to qualify replacements for any of a number of the components used in our DTN Systems.

We believe that our current manufacturing facilities can accommodate an increase in capacity for PIC production sufficient for the foreseeable future. Given the competitive advantage we believe is provided by our PIC product capabilities, we are continually investing in our manufacturing processes; however, we anticipate that increasing and enhancing production at this facility will not result in significant additional capital expenditures and personnel costs.

Backlog

As of December 29, 2007, our backlog was $26.7 million. These orders are subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be cancelled without penalty. We do not believe that backlog should be viewed as an indicator of future performance. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

Competition

The optical communications network equipment market is highly competitive. Competition in this market is based on any one or a combination of the following factors:

•	price;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation capability;

•	services;

•	scalability; and

•	manufacturing capability.

Competition in the optical communications market is dominated by a small number of very large, multi-national companies. Many of our competitors have substantially greater name recognition and technical, financial, and marketing resources, and greater manufacturing capacity, as well as better established relationships with the incumbent carriers, than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.

Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co. Ltd., LM Ericsson Telephone Co., NEC Corporation, Nokia-Siemens Networks, Nortel Networks, Tellabs and ZTE Corporation. These companies have historically set the competitive benchmarks for price and functionality. There are also smaller companies, including startups, which have announced plans or developed products that would compete for long-haul and metro optical transport business.

We also face additional competition in certain market segments from companies which offer one or more products that compete directly or indirectly with our DTN System. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We rely primarily on trade secret protection for our PIC and PIC manufacturing processes, including design, fabrication and testing of our PICs. However, there can be no assurances that trade secrets will be sufficient to provide us with a competitive advantage or that others have not or will not reverse engineer our designs or discover, develop or disclose the same or similar designs and manufacturing processes.

As of December 29, 2007, we held 69 U.S. patents and one international patent expiring between 2021 and 2026, and held 99 U.S. and 55 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property. Any patents granted to us may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of the protection of these patents cannot be predicted with certainty.

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. We have been sued by Cheetah Omni LLC for alleged infringement of their patent. See the section titled “—Legal Proceedings” for additional information regarding this lawsuit. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our DTN System. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

In addition to these protections, we generally control access to and the use of our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and through a combination of U.S. and international copyright laws. We incorporate a number of third party software programs into our DTN System pursuant to license agreements.

We license some of our software pursuant to agreements that impose restrictions on our customers’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. We also rely on contractual rights to establish and protect our proprietary rights in our DTN System.

Environmental Matters

Our business and operations are subject to environmental laws in various jurisdictions around the world. We seek to operate our business in compliance with such laws. We are currently subject to laws relating to the materials and content of our products and certain requirements relating to product take back and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our international operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.

Executive Officers and Directors

Our executive officers and directors, and their ages and positions as of December 29, 2007, are set forth below:

Name	Age	Position
Jagdeep Singh	40	Chairman, President and Chief Executive Officer
Thomas J. Fallon	46	Chief Operating Officer
David F. Welch, Ph.D.	46	Chief Marketing and Strategy Officer
Duston M. Williams	49	Chief Financial Officer
Scott A. Chandler	39	Vice President, Worldwide Sales
Michael O. McCarthy III	42	Chief Legal Officer
William R. Cumpston	46	Vice President, Systems Engineering
Alexandre Balkanski, Ph.D. (1)(2)	47	Director
Kenneth A. Goldman (3)	58	Director
Reed E. Hundt (2)(4)	59	Director
Hugh C. Martin (3)(4)	53	Director
Dan Maydan, Ph.D. (3)	72	Director
Carl Redfield (2)(4)	60	Director
Pradeep S. Sindhu, Ph.D.	55	Director

(1)	Lead Independent Director
(2)	Member of Nominating and Governance Committee
(3)	Member of Audit Committee
(4)	Member of Compensation Committee

Jagdeep Singh co-founded our company and has served as our President and Chief Executive Officer since January 2001, and as Chairman of our board of directors since March 2001. From December 1999 to December 2000, Mr. Singh served as co-founder and Chief Executive Officer of OnFiber Communications, Inc., or OnFiber, an optical telecommunications carrier. From January 1998 to March 1999, Mr. Singh served as co-founder and Chief Executive Officer of Lightera Networks, or Lightera, an optical switching equipment company, and upon Ciena Corporation’s acquisition of Lightera in March 1999, served as President of Ciena’s Core Switching Division. Mr. Singh holds a B.S. in Computer Science from the University of Maryland, an M.S. in Computer Science from Stanford University and an M.B.A. from the University of California, Berkeley.

Thomas J. Fallon has served as our Chief Operating Officer since October 2006. From April 2004 to September 2006, Mr. Fallon was our Vice President of Engineering and Operations. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc., a networking and telecommunications company. From May 2001 to August 2003, Mr. Fallon served as Cisco’s General Manager of the Optical Transport Business Unit. Mr. Fallon holds a B.S.M.E. and M.B.A. from the University of Texas at Austin.

David F. Welch, Ph.D. co-founded our company and has served as our Chief Marketing and Strategy Officer since January 2007. From May 2004 to January 2007, Dr. Welch served as our Chief Strategy Officer. From May 2001 to May 2004, he served as our Chief Development Officer/Chief Technology Officer. From May 2001 to November 2006, Dr. Welch also served as a member of our board of directors. From February 2001 to April 2001, Dr. Welch served as Chief Technology Officer of the Transmission Division of JDS Uniphase Corporation, an optical component company. From January 1985 to February 2001, Dr. Welch served in various executive roles, including Chief Technology Officer and Vice President of Corporate Development of SDL, an optical component company. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.

Duston M. Williams has served as our Chief Financial Officer since June 2006. From December 2004 to June 2006, Mr. Williams was Executive Vice President and Chief Financial Officer of Maxtor Corporation, an

information storage solutions company. From July 2003 to November 2004, Mr. Williams served as Chief Financial Officer of Aruba Networks, Inc., a network infrastructure company. From July 2001 to February 2003, Mr. Williams served as Chief Financial Officer of Rhapsody Networks, Inc., a storage networking provider. Mr. Williams currently serves on the board of directors of BlueArc, a network storage company. Mr. Williams holds a B.S. in Accounting from Bentley College and an M.B.A. from the University of Southern California.

Scott A. Chandler has served as our Vice President, Worldwide Sales since November 2004. From May 2003 to November 2004, Mr. Chandler served as our Vice President, Sales for North America. From October 1999 to May 2003, Mr. Chandler held a number of senior sales positions at Sonus Networks, Inc., a voice over IP infrastructure solutions company, including Vice President of Strategic Sales. Mr. Chandler holds a B.S. in Business Administration from Plymouth State College.

Michael O. McCarthy III has served as our Chief Legal Officer since January 2008. From May 2003 to January 2008, Mr. McCarthy served as our Vice President and General Counsel. From May 2001 to February 2003, Mr. McCarthy served as Senior Vice President of Worldwide Sales and Support at Ciena Corporation, a communications equipment company. From July 1999 to May 2001, Mr. McCarthy served as Ciena’s Senior Vice President and General Counsel. Mr. McCarthy holds a B.A. in Mathematical-Economics from Colgate University and a J.D. from Vanderbilt University’s School of Law.

William R. Cumpston has served as our Vice President, Systems Engineering since June 2006. From September 2005 to June 2006, Mr. Cumpston served as the Senior Vice President of Engineering at XenSource Inc., an enterprise grade platform virtualization solution company. From March 2003 to May 2005, Mr. Cumpston served as Chief Executive Officer of CloudShield Technologies, Inc., a provider of IP services control and security. From June 2002 to August 2002, Mr. Cumpston served as a Senior Vice President of Metro Products at Ciena Corporation. From August 1998 to June 2002, Mr. Cumpston served as Vice President, Engineering and Chief Operating Officer at ONI Systems Corporation, a fiber-optic communications equipment company. Mr. Cumpston holds a B.S. in Mathematics from the University of North Carolina.

Alexandre Balkanski, Ph.D. has been a member of our board of directors since October 2001. Dr. Balkanski has been a General Partner at Benchmark Capital, a venture capital firm, since April 2000. From August 1988 to April 2000, Dr. Balkanski was a co-founder and Chief Executive Officer of C-Cube Microsystems Inc., a digital video company. Dr. Balkanski holds a B.S. from Harvard College and an M.A. and a Ph.D. from Harvard University.

Kenneth A. Goldman has been a member of our board of directors since February 2005. Mr. Goldman has been the Senior Vice President Finance and Administration and Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions since September 2007. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc., a provider of mobile enterprise software. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. From December 1999 to December 2003, Mr. Goldman served as an advisory council member of the Financial Accounting Standards Board Advisory Council. Mr. Goldman serves on the boards of directors of BigBand Networks, Inc., a provider of broadband multimedia infrastructure, Leadis Technology Inc., a semiconductor company, and Starent Networks Corp., a provider of networking solutions. Mr. Goldman served on the board of Juniper Networks, Inc., an IP network solutions company, until his resignation from the position in January 2008. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.

Reed E. Hundt joined our board of directors in February 2007. Since 1998, he has acted as Co-Chairman of the Forum on Communications and Society at The Aspen Institute, a public policy organization, and as an independent advisor on information industries to McKinsey & Company, Inc., a management consulting firm. Mr. Hundt served as Chairman of the Federal Communications Commission from 1993 to 1997. Mr. Hundt currently serves on the board of directors of Intel Corporation, a semi-conductor company, and Data Domain, a storage and networking company. Mr. Hundt holds a B.A. in History from Yale University and a J.D. from Yale Law School.

Hugh C. Martin has been a member of our board of directors since July 2003. Since April 2004, Mr. Martin has served as Chairman and Chief Executive Officer of Pacific Biosciences, Inc., a biotechnology company. From September 2003 to April 2004, Mr. Martin acted as a consultant to Kleiner, Perkins, Caufield & Byers, a venture capital firm. From May 2002 to May 2003, Mr. Martin was a consultant to Ciena Corporation. From January 1998 to May 2002, Mr. Martin was the Chairman, President and Chief Executive Officer of ONI Systems Corporation, a fiber-optic communications equipment company. Mr. Martin holds a B.S.E.E. from Rutgers University.

Dan Maydan, Ph.D. has been a member of our board of directors since September 2001. From April 2003 to September 2005, Dr. Maydan served as the President Emeritus of Applied Materials, Inc., a company that manufactures semiconductor equipment, and was a member of its board of directors from June 1992 until March 2006. From December 1993 to April 2003, Dr. Maydan served as President of Applied Materials. Dr. Maydan serves on the boards of directors of Electronics for Imaging, Inc., a digital imaging and print management solutions company, and LaserCard Corporation, a secure ID solutions company. Dr. Maydan holds a B.S. and M.S. in Electrical Engineering from the Israel Institute of Technology and a Ph.D. in Physics from Edinburgh University of Scotland.

Carl Redfield has been a member of our board of directors since August 2006. Since September 2004, Mr. Redfield has served as Senior Vice President, New England executive sponsor, of Cisco Systems, Inc. From February 1997 through September 2004, Mr. Redfield served as Cisco’s Senior Vice President, Manufacturing and Logistics. From September 1993 until February 1997, Mr. Redfield served as Vice President of Manufacturing of Cisco. Mr. Redfield is a member of the board of directors of SourceForge, Inc., an online media, software and e-commerce company. Mr. Redfield holds a B.S. in Materials Engineering from Rensselaer Polytechnic Institute and has completed post-graduate studies at the Harvard Business School.

Pradeep S. Sindhu, Ph.D. has been a member of our board of directors since September 2001. In February 1996, Dr. Sindhu co-founded Juniper Networks, Inc., an IP network solutions company, and served as its Chief Executive Officer and Chairman of its board of directors until September 1996. Since September 1996, Dr. Sindhu has served as Chief Technical Officer and Vice Chairman of the board of directors of Juniper Networks. Dr. Sindhu holds a B.S.E.E. from the Indian Institute of Technology in Kanpur, an M.S.E.E. from the University of Hawaii and a Masters in Computer Science and Ph.D. in Computer Science from Carnegie-Mellon University.

Our board of directors is currently composed of 8 members. Messrs. Goldman, Hundt, Martin and Redfield and Drs. Balkanski, Maydan and Sindhu qualify as independent directors in accordance with the listing requirements of NASDAQ. The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Available Information

Our website address is http://www.infinera.com. Information contained on our website is not incorporated by reference into this Form 10-K unless expressly noted. We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. Set forth below and elsewhere in this annual report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

We have not achieved profitability. We experienced a net loss of $55.3 million for the year ended December 29, 2007 and a net loss of $89.9 million for the year ended December 31, 2006. As of December 29, 2007, our accumulated deficit was $369.4 million. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our DTN System and to maintain and expand our manufacturing facilities and research and development operations. In addition, as a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to achieve profitability.

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

•

our ability to establish vendor specific objective evidence, or VSOE for our training, installation and deployment services, in order to be able to recognize revenue once the four revenue recognition criteria have been met, rather than over the period represented by the longest undelivered service period;

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

Until we establish VSOE for training and installation and deployment services, all revenue for our bundled products will continue to be deferred and recognized ratably over the longest undelivered service period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may in the future provide to the market, the price of our common stock may decline substantially.

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

Competition in the optical communications equipment market is intense, and we expect such competition to increase. A number of very large companies historically have dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., LM Ericsson Telephone Co., NEC Corporation, Nokia-Siemens Networks, Nortel Networks, Tellabs and ZTE Corporation. Competition in these markets is based on price, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our DTN System. In particular, if a competitor develops a photonic integrated circuit with similar functionality, our business could be harmed. On June 19, 2006, Nokia and Siemens agreed to combine their communications service provider businesses to create a new joint venture and on November 30, 2006 Alcatel and Lucent announced the completion of their merger. These transactions and any future mergers, acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

We are dependent on Level 3 Communications and other key customers for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Level 3 or one or more of our key customers would reduce our revenue and harm our operating results.

A relatively small number of customers account for a large percentage of our net revenue. In particular, for the year ended December 29, 2007, Level 3 Communications, or Level 3, and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 47% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenue from our key customers will depend on our ability to introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase orders rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

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

If we fail to expand sales of our DTN System into international markets or to sell our products to new types of customers, such as U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers, our revenue will be harmed.

We believe that, in order to grow our revenue and business and to build a large and diverse customer base, we must successfully sell our DTN System in international markets and ultimately to U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers. We have limited experience selling our DTN System internationally and to U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new sales channels through resellers, distributors and systems integrators. If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and revenue.

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

Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our DTN System. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and operating results. Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and operating results.

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

Our manufacturing process is very complex and the partial or complete loss of our manufacturing facility, or a reduction in yields or an inability to scale capacity to meet customer demands could harm our business.

The manufacturing process of our PIC and our DTN System is technically challenging. In the event that our PIC manufacturing facility was fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our DTN System. Because of the complex nature of our PIC manufacturing facility, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of our PIC manufacturing facility, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.

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

Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. For the year ending December 27, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required for the first time to deliver a report that assesses the effectiveness of our internal control over financial reporting. Our auditors will be required to deliver an attestation report on the operating effectiveness of, our internal control over financial reporting beginning with the year ended December 27, 2008.

Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating ratable revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and detect controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive.

We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. In the past, we have identified several material weaknesses in our internal control over financial reporting. We have remediated these identified material weaknesses, but we cannot give any assurances that all material weaknesses have been identified or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning in the year ending December 27, 2008. The existence of one or more material weaknesses would preclude a conclusion by management that we maintained effective internal control over financial reporting.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting.

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

We market, sell and service our DTN System globally. In 2007, 2006 and 2005, we derived approximately 19%, 14% and 36%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we enter new international markets. In some countries, our success will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

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

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of February 15, 2008, we held $75.7 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were in student loans and which had a AAA credit rating. Auctions for some of these adjustable rate securities have failed and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements.

If the issuers of these adjustable rate securities are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value.

Our use and reliance upon development resources in India may expose us to unanticipated costs or liabilities.

We have established a development center in India and expect to continue to increase hiring of personnel for this facility. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources and resulting wage inflation;

•

the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India;

•	fluctuation in currency exchange rates and tax risks associated with international operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.

Difficulties resulting from the factors above and other risks related to our operations in India could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation.

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

As a public company, we incur legal, accounting and other compliance expenses including with respect to the Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market. For example, the listing requirements of the NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, U.S. securities laws require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 27, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to potential delisting by the NASDAQ Stock Market and review by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Our headquarters and the majority of our infrastructure, including our PIC manufacturing facility, is located in Northern California, an area that is susceptible to earthquakes and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our DTN System. In the event that an earthquake, terrorist attack or other catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Further, our common stock has limited prior trading history. Factors affecting the trading price of our common stock will include:

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In Sunnyvale, California, we lease approximately 120,000 square feet of office and manufacturing space pursuant to leases that expire between 2007 and 2013. We lease approximately 38,500 square feet of office and manufacturing space in Annapolis Junction, Maryland and 25,000 square feet in Allentown, Pennsylvania pursuant to leases that expire in 2012, and 2009, respectively. Internationally, we lease sales office space in China, Hong Kong, Japan, United Kingdom and Korea that expire between 2007 and 2012. We also have two leases in India for approximately 40,000 square feet used for research and development that expire in 2010 and 2011. We intend to add new facilities and to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

On May 9, 2006, we and Level 3 were sued by Cheetah Omni LLC, or Cheetah, in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of our DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response denying all infringement claims under patent No. 6,795,605 and asserting that the claims of the patent are invalid and that the DTN System does not infringe the patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under patent No. 7,142,347 and we and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

On April 11, 2007, we, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 6,795, 605. On August 1, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patent No. 7,142,347. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations. We believe the suit is without merit and intend to defend ourselves vigorously, but we are unable to predict the likelihood of an unfavorable outcome.

In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market under the symbol “INFN” since it began trading on June 7, 2007. Our initial public offering was priced at $13.00 per share on June 6, 2007. The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market.

	High	Low
Second Quarter 2007 (from June 7, 2007)	$30.00	$16.00
Third Quarter 2007	$25.98	$16.52
Fourth Quarter 2007	$27.12	$13.82

As of February 6, 2008, there were 791 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 7-month total return provided stockholders on Infinera Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 7, 2007, the first day of trading of our common stock and its relative performance is tracked through December 31, 2007. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*

Based upon an initial investment of $100 on June 7, 2007, the first day of trading of our common stock with dividends reinvested

*	$100 invested on June 7, 2007 in stock or May 31, 2007 in index-including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

We derived the statements of operations and cash flow data for the years ended December 29, 2007, December 31, 2006 and December 31, 2005 and the balance sheet data as of December 29, 2007 and December 31, 2006 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations and cash flow data for the years ended December 31, 2004 and December 31, 2003 and the balance sheet data as of December 31, 2005, December 31, 2004 and December 31, 2003 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We have not declared or distributed any cash dividends. Additionally, our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Ratable product and related support and services	$237,745	$52,978	$4,127	$—	$—
Product	8,107	5,258	—	599	—

Total revenue	245,852	58,236	4,127	599	—

Cost of revenue:
Cost of ratable product and related support and services	152,859	48,072	17,759	—	—
Lower of cost or market adjustment	12,313	21,693	9,696	1,587	—
Cost of product	4,091	1,660	—	5,653	—

Total cost of revenue	169,263	71,425	27,455	7,240	—

Gross profit (loss)	76,589	(13,189)	(23,328)	(6,641)	—

Operating expenses:
Sales and marketing	32,721	20,682	11,053	8,294	1,680
Research and development	60,851	38,967	24,986	46,306	41,951
General and administrative	25,965	12,650	4,328	2,888	4,587
Amortization of intangible assets	148	56	—	—	—

Total operating expenses	119,685	72,355	40,367	57,488	48,218

Loss from operations	(43,096)	(85,544)	(63,695)	(64,129)	(48,218)
Other income (expense), net	(11,978)	(4,319)	(2,256)	(2,351)	(2,013)

Loss before provision of income taxes and cumulative effect of change in accounting principle	(55,074)	(89,863)	(65,951)	(66,480)	(50,231)
Provision for income taxes	268	72	12	—	—

Loss before cumulative effect of change in accounting principle	(55,342)	(89,935)	(65,963)	(66,480)	(50,231)
Cumulative effect of change in accounting principle	—	—	(1,137)	—	—

Net loss	$(55,342)	$(89,935)	$(64,826)	$(66,480)	$(50,231)

Net loss per common share, basic and diluted	$(1.09)	$(14.90)	$(14.08)	$(17.94)	$(19.61)

Weighted average number of shares used in computing basic and diluted net loss per common share	50,732	6,036	4,605	3,705	2,561

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005	2004	2003
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short and long-term investments	$302,493	$29,572	$37,112	$40,017	$54,244
Working capital	237,590	2,218	29,579	37,665	43,976
Total assets	529,188	230,466	100,912	69,514	75,441
Current and long-term debt	—	28,382	23,773	6,359	10,256
Convertible preferred stock	—	320,550	247,147	207,315	151,865
Common and additional paid-in-capital	663,962	7,920	3,529	2,979	2,095
Stockholders’ equity (deficit)	294,574	(306,321)	(220,710)	(156,471)	(91,200)

Cash Flow Data:
Cash provided by (used in) operating activities	$23,058	$(67,775)	$(56,449)	$(62,222)	$(43,727)
Cash provided by (used in) investing activities	(230,268)	(18,069)	29,451	9,283	(4,892)
Cash provided by financing activities	269,478	78,780	58,059	51,608	53,573

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to the timing of achieving vendor specific objective evidence; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this annual report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We undertake no obligation to revise or update any forward-looking statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

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

We began commercial shipment of our DTN System in November 2004. As of December 29, 2007, we had sold our DTN System for deployment in the optical networks of 41 customers worldwide, including telecommunications carriers, cable operators, Internet service providers and others. Our goal is to be a leading provider of optical communications systems to communications service providers. Our revenue growth will depend on the continued acceptance of our DTN System, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages.

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

Since our inception, we have incurred significant losses, and as of December 29, 2007 we had an accumulated deficit of $369.4 million. We have not achieved profitability on a quarterly or annual basis, notwithstanding the profitability of the underlying invoiced shipments, reflecting our requirement to defer significant amounts of revenue and margin as we had not established vendor specific objective evidence (VSOE) of fair value for our service offerings as of December 29, 2007. In the first quarter of 2008, we established VSOE for our software subscription services, which will allow us to recognize increased revenue from invoiced shipments in the period in which they occur. We expect the earlier recognition of revenue from current period invoiced shipments and the recognition of significant amounts of revenue and margin deferred from prior periods to result in the achievement of profitability in the first quarter of 2008. Our ability to sustain this profitability in the future will be affected by future revenue and margin levels and any additional expenses that we incur to expand our manufacturing capacity, sales, marketing, development and general and administrative capabilities in order to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% of our revenue from direct sales to customers in the year ended December 29, 2007 and 98% in the year ended December 31, 2006. We expect to continue generating a majority of our revenue from direct sales in the future.

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States, and internationally to provide additional geographic sales and technical support coverage.

We have experienced significant revenue growth over the last two years and expect to see continued revenue growth into the future. Revenue growth will be directly impacted by underlying growth in invoiced shipments. Although we expect growth in invoiced shipments to continue on a year-over-year basis, the quarter-over-quarter growth may be impacted by several factors including the timing of large product deployments, acquisitions of new customers and general market conditions. Therefore, the quarter-over-quarter revenue growth could be somewhat volatile and growth may not always occur in a linear manner. In addition, the rate at which we recognize revenue is directly impacted by our ability to establish VSOE, or fair value for training and software warranty or product support services. Starting in the first quarter of 2008, due to the attainment of VSOE on software subscription services, we expect that an increased portion of our shipments will be recognized as product revenue at the time of invoice. In addition, the average revenue deferral period for shipments of bundled products and services will be reduced to approximately 30-45 days as compared to 14 months in the fourth quarter of 2007. This will result in a significant increase in the amount of ratable revenue recognized in 2008 along with a reduction in additions to deferred revenue and an ongoing reduction in the deferred revenue balance throughout 2008. This increase in the recognition of revenue from the current period, combined with the expected recognition of $167 million of deferred revenue from prior periods, will result in elevated revenue in 2008. We expect revenues in 2009 and future periods to more closely approximate the underlying invoiced shipment levels for those periods.

We continue to work to establish VSOE for our installation, deployment and training services. Until that is achieved, shipments where these services are undelivered at the time of invoice will continue to be deferred and recognized ratably until these services are delivered, at which point the remaining revenue is recognized. The requirement to complete the delivery of these services prior to recognition of the remainder of the revenue may contribute to volatile and unpredictable operating results.

As described below, we had $92.8 million of deferred margin, as calculated by the sum of short and long-term deferred revenue less the sum of short and long-term deferred inventory costs on our balance sheet at December 29, 2007. We expect $88.7 million of this deferred margin to be recognized in 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in elevated gross margins in 2008. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods. It remains difficult to predict future improvements in invoiced shipment gross margins due to changes in product and customer mix and the timing of new customer deployments.

We will continue to make significant investments in the business, and management believes that operating expenses will average between 38% and 40% of invoiced shipments in future periods.

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

The following table illustrates our revenue for the specified periods:

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007				Year Ended Dec. 29, 2007
Revenue	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29	Dec. 29
(In thousands)	(Unaudited)					(Unaudited)
Ratable revenue	$2,653	$4,054	$6,118	$40,153	$52,978	$45,947	$54,411	$62,130	$75,257	$237,745
Product revenue	—		1,578	3,680	5,258	3,245	4,005	25	832	8,107

Total revenue	$2,653	$4,054	$7,696	$43,833	$58,236	$49,192	$58,416	$62,155	$76,089	$245,852

Ratable Revenue. Substantially all of our sales arrangements consist of product sales bundled with training and product support services. Product support services consist of software warranty, updates and unspecified upgrades and product support. As of December 29, 2007, we had not established VSOE of fair value for software warranty or product support services and training. All revenue for these bundled products is therefore deferred and recognized ratably over the longest undelivered service period. In order to establish VSOE, we must have a history of selling our training and product support services separately at a consistent price. Once we have a sufficiently consistent transactional history to establish VSOE for training, software warranty and product support services, we will be able to recognize revenue up front for new customer orders once all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery and acceptance have occurred, which is when product title and risk of loss has transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue for then existing customer orders will continue to be recognized over the applicable revenue recognition period.

Historically, our sales arrangements have included rights to software warranty services for a period of one to five years. This warranty obligation typically represented the longest undelivered service period and resulted in straight-line recognition of revenue over the warranty period. This average period over which the deferred revenue balance at the end of the third quarter of 2006 would be amortized to revenue was 3.7 years. In the fourth quarter of 2006, we amended three of our significant sales contracts to shorten our contractual software warranty period to between 90 days and one year, which we believe is more typical in our industry. We have amended, and may continue to amend, other existing contracts to shorten the software warranty period and expect the software warranty period in future contracts generally to be within this range. This contractual change in the software warranty period resulted in the reduction in the revenue recognition period of these contracts and in each case shortened the period to one year. These contractual changes also shortened the average recognition period for ratable revenue to 1.3 years in the fourth quarter of 2006. As discussed above, we expect that our average recognition period for ratable revenue will be significantly reduced in the first quarter of 2008 due to the attainment of VSOE for software subscription services. We expect that this average recognition period will continue to fluctuate based on the terms of existing and future customer contracts and our customer mix until we establish VSOE for the remaining contract service elements.

The ratable revenue that is recognized in each quarter includes a ratable portion recognized from deferred revenue of prior invoiced shipments of bundled products together with a ratable portion of each new invoiced shipment of bundled products in that quarter. Invoiced shipments of bundled products represent sales of our DTN System and services delivered and accepted by the customer for which payment will be made in accordance with normal payment terms, but for which VSOE has not been established. Shipments of bundled products are invoiced when all products ordered on a purchase order have been shipped and the relevant customer acceptance criteria have been satisfied. Customer acceptance periods averaged 18 days in the fourth quarter of 2007. Invoiced shipments of bundled products are amortized and recognized as revenue over the longest undelivered service period in each customer contract.

Product Revenue. Revenue for products that does not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Additionally, a small portion of our sales arrangement consist of product sales not bundled with product support services and therefore recognized upfront in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectibility is reasonably assured. Revenue is recognized net of cash discounts. Revenue related to these arrangements is included in product revenue in the accompanying consolidated statements of operations. As discussed above, following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008, we expect future product revenue to increase due to the inclusion of product revenue from sales of bundled products where software subscription is the only undelivered element.

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

The following table illustrates the changes in deferred revenue for the specified periods:

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007				Year Ended Dec. 29, 2007
Deferred Revenue	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29	Dec. 29
(In thousands)	(Unaudited)					(Unaudited)
Beginning balance	$23,200	$34,349	$49,977	$84,284	$23,200	$110,953	$128,420	$138,955	$157,150	$110,953
Invoiced shipments of bundled products	13,802	19,682	40,425	66,822	140,731	63,414	64,946	80,325	92,544	301,229
Ratable revenue	(2,653)	(4,054)	(6,118)	(40,153)	(52,978)	(45,947)	(54,411)	(62,130)	(75,257)	(237,745)

Ending balance	$34,349	$49,977	$84,284	$110,953	$110,953	$128,420	$138,955	$157,150	$174,437	$174,437

In 2007, we recorded $301.2 million of invoiced shipments of bundled products, recognized $237.7 million of revenue and added $63.5 million to the deferred revenue balance. In 2006, we recorded $140.7 million of invoiced shipments of bundled products, recognized $53.0 million of revenue and added $87.8 million to the deferred revenue balance.

The growth in invoiced shipments from 2006 to 2007 is due primarily to increased shipments to existing customers and the addition of a significant number of new customers. The growth in revenue reflects this increase in invoiced shipments and a shortening of the average revenue recognition period for ratable revenue due to the amendment of historical contracts in the fourth quarter of 2006 as discussed above and the negotiation of shorter warranty and service periods in new contracts.

Cost of Revenue

Our cost of revenue is comprised of three components: cost of ratable revenue, lower of cost or market adjustment and cost of product revenue.

The following table illustrates our cost of revenue for the specified periods:

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007				Year Ended Dec. 29, 2007
Cost of Revenue	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29	Dec. 29
(In thousands)	(Unaudited)					(Unaudited)
Cost of ratable revenue	$5,485	$4,488	$7,967	$30,132	$48,072	$34,843	$37,529	$37,620	$42,867	$152,859
Lower of cost or market adjustment	4,325	3,657	4,172	9,539	21,693	1,067	2,219	3,184	5,843	12,313
Cost of product revenue	—	—	311	1,349	1,660	1,363	2,488	18	222	4,091

Total cost of revenue	$9,810	$8,145	$12,450	$41,020	$71,425	$37,273	$42,236	$40,822	$48,932	$169,263

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

Certain manufacturing costs are recognized in the period in which they are incurred or can be estimated, including period costs and losses associated with products which are sold or anticipated to be sold at a loss. The initial deployment of our DTN System at a customer involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or are reasonably estimatable. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. In 2007, our LCM adjustment was $12.3 million. In addition, we recorded inventory write-downs for excess and obsolete inventory in 2007 of $5.0 million reflected as cost of ratable product and related support and services and cost of product. The remainder of our cost of ratable revenue is recorded as deferred costs of invoiced shipments of bundled products and is recognized in the same period as the corresponding revenue.

Cost of Product Revenue. Cost of product revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials and application of overhead.

Deferred Inventory Cost

Deferred inventory cost increases by the cost of invoiced shipments of bundled products in a period and decreases as cost of ratable revenue is amortized in that period.

The following table illustrates the increases in our deferred inventory cost for the specified periods:

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007				Year Ended Dec. 29, 2007
Deferred Inventory Cost	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29	Dec. 29
(In thousands)	(Unaudited)					(Unaudited)
Beginning balance	$16,687	$26,548	$35,038	$55,612	$16,687	$67,253	$73,458	$74,706	$79,887	$67,253
Deferred cost of invoiced shipments of bundled products	11,880	11,298	24,442	38,986	86,606	33,164	32,800	38,830	39,580	144,374
Amortization to cost of ratable revenue	(2,019)	(2,808)	(3,868)	(27,345)	(36,040)	(26,959)	(31,552)	(33,649)	(37,845)	(130,005)

Ending balance	$26,548	$35,038	$55,612	$67,253	$67,253	$73,458	$74,706	$79,887	$81,622	$81,622

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

The following table illustrates our gross margin for the specified periods:

	Three Months Ended 2006				Year Ended Dec. 31, 2006	Three Months Ended 2007				Year Ended Dec. 29, 2007
Gross Margin	Mar. 31	Jun. 30	Sept. 30	Dec. 31		Mar. 31	Jun. 30	Sept. 29	Dec. 29
(In thousands)	(Unaudited)					(Unaudited)
Total revenue	$2,653	$4,054	$7,696	$43,833	$58,236	$49,192	$58,416	$62,155	$76,089	$245,852
Cost of revenue	9,810	8,145	12,450	41,020	71,425	37,273	42,236	40,822	48,932	169,263

Gross profit (loss)	$(7,157)	$(4,091)	$(4,754)	$2,813	$(13,189)	$11,919	$16,180	$21,333	$27,157	$76,589
Gross margin	-270%	-101%	-62%	6%	-23%	24%	28%	34%	36%	31%

The improved gross margin for the year ended December 29, 2007 compared to the corresponding period of 2006 reflects the impact of the recognition of $39.2 million of deferred gross margin related to invoiced shipments in prior periods. In addition, although we continued to sell common equipment at low or negative margins, we experienced a reduction in LCM adjustments of $9.4 million for the year ended December 29, 2007 compared to 2006. This was primarily due to lower costs because of product design changes and transitions to a number of lower cost components. We also achieved other reductions in a number of our component costs during the period. These cost improvements were primarily offset by an increase in our warranty expense due to higher than expected costs of replacing defective products primarily due to reduced usage of lower cost repaired units in the repair process.

The prices paid for our DTN System vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from quarter-to-quarter depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases significant quantities of our DTN System that comprise a significant portion of the DTN Systems we sell within a quarter, our gross margin for such quarter and for future quarters in which that revenue is ratably recognized would be lower. In addition, substituting or adding a new customer with a higher requirement for common equipment could result in an increased inventory write-down in a given quarter or lower gross margins in that quarter.

As of December 29, 2007, deferred revenue was $174.4 million and deferred inventory cost was $81.6 million. We expect $88.7 million of this $92.8 million of deferred margin to be recognized in 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in elevated gross margins in 2008. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods.

The table below, which only represents a portion of our results for the projected periods presented and may not be indicative of our future results, shows the expected future impact of the recognition of these deferred amounts on our consolidated statement of operations (unaudited):

	Deferred Balance as of December 29, 2007
		For the Three Months Ended 2008				Future Periods
		Mar. 29	Jun. 28	Sept. 27	Dec. 27
(In thousands)
Revenue	$174,437	$66,824	$52,104	$36,389	$11,715	$7,405
Cost of inventory	81,621	32,258	24,372	16,943	4,788	3,260

Gross profit	$92,816	$34,566	$27,732	$19,446	$6,927	$4,145

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

Other Income (expense), net

Other income (expense), net includes interest expense on short and long-term debt, interest income on our cash and short and long-term investment balances, loss and gains on disposal of assets, and losses or gains on conversion of foreign currency transactions into U.S. dollars. In 2007 and 2006, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5. In addition, if interest rates continue to decline due to current global market conditions, we will experience reductions in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principals, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, warranty reserve, cash, cash equivalents and short and long-term investments, inventory valuation, accounting for income taxes and the determination of the fair value of stock awards and warrants issued prior to our IPO. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

Substantially all of our product sales have been sold in combination with training and product support services, which consist of software warranty and updates, and product support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Product support services consist of software warranty, updates and upgrades including product support. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessment, equipment installation and testing. Revenue for training, installation and deployment services, and support services is recognized on a straight-line basis over the service contract term, which ranges from one to five years.

VSOE of fair value for training, installation and deployment services, and product support services is determined by reference to the price a customer is required to pay when training, installation and deployment services, and product support services are sold separately. As of December 29, 2007, we have not established VSOE of fair value for training, installation and deployment services, and product support services. Assuming all other revenue recognition criteria have been met and the only undelivered element is training, installation and deployment services or product support services, revenue is deferred and recognized ratably over the longest undelivered service period. The undelivered service periods range from one to five years. Revenue related to these arrangements is included in ratable revenue in our consolidated statements of operations.

Occasionally, we sell our networking products to customers who do not purchase training, installation and deployment services or product support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met. Once product delivery has taken place, there are no remaining undelivered elements in these arrangements.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss passes to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is deferred until the fees become fixed or determinable, which we believe is when they are legally due and payable. We assess the ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.

Revenue for products that do not require significant customization and with regard to which any software is considered incidental, is recognized under SAB 104. Under SAB 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to these arrangements is included in product revenue in our statements of operations. Shipping charges billed to customers are included in product revenue and in ratable revenue. The related shipping costs are included in cost of product sales and cost of ratable revenue in our consolidated statements of operations.

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

During the period from January 1, 2006 through June 6, 2007, we granted stock options with exercise prices as follows:

Stock Awards Grant Dates	Number of Options Granted	Exercise Price Per Share	Valuation Prior to Grant Date	SFAS 123(R) Black-Scholes Option Fair Value (1)
February 27, 2006	118,322	$1.32	$1.04	$0.80 - $0.92
April 5, 2006	128,311	1.32	1.04	0.80 - 0.92
August 8, 2006	3,229,735	2.00	2.00	1.16 - 1.36
August 29, 2006	193,750	2.00	2.00	1.16 - 1.36
September 7, 2006	999,766	2.00	2.00	1.16 - 1.36
January 3, 2007	224,999	4.04	4.04	2.12
January 4, 2007	683,287	4.04	4.04	2.52 - 2.53
February 7, 2007	75,000	7.68	7.68	4.04
February 12, 2007	103,075	7.68	7.68	4.79
April 24, 2007	158,371	10.72	10.72	6.68
June 6, 2007	3,479,614	13.00	13.00	9.45 - 6.74

(1)	The table reflects the valuation for two groups of employees, the executive group and the non-executive group. The two groups have different characteristics which resulted in different valuations on the same grant date.

We increased the estimated fair value of our common stock from January 1, 2006 through June 6, 2007, based on, among other factors, contemporaneous valuations. If the Internal Revenue Service and/or certain States determine that certain of our stock options were granted at below the fair value of our common stock on the date of grant and those stock options are not curable, the recipients of those stock option grants could be subject to an additional deferred compensation tax under Internal Revenue Code Section 409A and we could be liable for Federal and/or State employment and income tax withholding obligations.

In the absence of a public trading market, our Board of Directors relied in part upon contemporaneous valuations presented by management, which utilized the enterprise value allocation method, in order to help the board determine the value of our common stock. As part of this enterprise value allocation method, the value of our common stock was measured on a per share basis utilizing a probability weighted scenario analysis. The common stock per share value was based on the probability weighted average of two possible future liquidity scenarios: (1) a scenario where an IPO is not completed, or a no IPO liquidity scenario, and (2) a scenario where an IPO is completed, or an IPO liquidity scenario.

In the no IPO liquidity scenario, the common stock per share value is based on the Black-Scholes option-pricing model and represents the current nominal value of the common stock plus its option value for potential future increases in our value until a liquidity event. The methodology used allocated the estimated aggregate value to each security. A value was first assigned to each series of convertible preferred stock and then the remaining equity securities were analyzed and the remaining enterprise value was apportioned to the remaining equity securities. The rights, preferences and privileges of each security were considered, including the liquidation and conversion rights, and the manner in which the value of each security affects the other securities.

In the no IPO liquidity scenario, a large proportion of our enterprise value is apportioned to our convertible preferred stock because the aggregate liquidation preference is approximately $325.2 million and each series of our convertible preferred stock participates with the common stock up to certain capped amounts after the payment of the aggregate liquidation preference.

In the IPO liquidity scenario, options and warrants are valued based solely on the Black-Scholes option-pricing model. The aggregate value related to options and warrants are subtracted from the aggregate equity value for purposes of determining the convertible preferred stock and common stock values on an as-if converted, per share basis. After accounting for the value of the options and warrants, the remaining enterprise value is apportioned equally among the shares of common stock and each series of convertible preferred stock, which causes our common stock to have a higher relative value per share than under the no IPO liquidity scenario.

Our Board of Directors also considered a number of factors, in addition to the valuations, to determine the estimated fair value of our common stock at each grant date, including:

•

the shares of common stock underlying the options were illiquid securities in a private company that were not readily tradable at the time of grant and that there could be no assurance of such shares ever being readily tradable;

•

the prices at which convertible preferred stock was issued and sold to outside investors in arm’s-length transactions, and the rights, preferences and privileges of the convertible preferred stock relative to the common stock;

•	important developments relating to achievement of our business objectives, including new product launches, customer wins and growth in our revenue and invoiced shipments;

•	our stage of development and business strategy;

•	the status of our efforts to build our management team;

•	the status of our efforts to increase revenue and invoiced shipments while reducing losses, as well as our financial results;

•

the likelihood of achieving a liquidity event for the shares of our common stock, such as an initial public offering or sale of the company, given prevailing market conditions and achievement of our business objectives;

•	the state of the new issue market for similarly-situated technology companies; and

•	the market prices of publicly-held technology companies with similar business models.

Our Board of Directors also considered the provisions of our former Series A through G convertible preferred stock in determining the estimated fair value of our common stock at the time of each option grant, including the aggregate liquidation preference of the Series A through G convertible preferred stock of $325.2 million and the fact that in a sale of Infinera the Series A through G convertible preferred stock would participate with the common stock up to certain caps after the payment of the aggregate liquidation preference. As we approached our initial public offering, the per share value of our common stock moved closer to our enterprise value per share because the likelihood of a sale of Infinera where our convertible preferred stock receives a larger proportion of our enterprise value decreases.

The anticipated timing of a potential liquidity event, the estimated volatility, the discount rate, the discount for lack of marketability and the probability that we are able to complete an initial public offering of our common stock were the key assumptions used in the determination of the common stock value per share. These assumptions are as set forth below for each of our valuation dates since December 31, 2005:

	Mar. 25, 2007	Jan. 15, 2007	Nov. 30, 2006	June 30, 2006	Dec. 31, 2005
Common Stock Value Per Share	$10.72	$7.68	$4.04	$2.00	$1.04 (1)
Time to Liquidity (in years)	0.25	0.5	1.0	1.4	N/A
Volatility	55%	55%	60%	65%	N/A
DCF Discount Rate	16%	20%	25%	30%	18-20%
Marketability Discount Rate	0%	5%	15%	25%	30%

(1)	For options granted in February and April 2006, our board of directors determined the fair value of our common stock to be $1.32 per share.

As can be seen in the table above, the increase in the valuation of our common stock from December 2005 to January 2007 can be attributed to declines in the anticipated time to liquidity, the volatility rate, the discount rate and the marketability discount rate and an increase in the probability that we would be able to complete an initial public offering of our common stock. The most significant driver of the increase in the fair value of our common stock from the stock option grants we made on January 3 and 4, 2007 to the grants we made on April 24, 2007 was the increase in the probability that we would be able to complete an initial public offering of our common stock. The probability of an IPO increased significantly as our 2006 financial statement audit neared completion and as we filed our initial registration statement and subsequent amendments on Form S-1 in 2007.

During 2006, we granted options to employees to purchase a total of 4.7 million shares of common stock at exercise prices ranging from $1.32 to $2.00 per share at a weighted average exercise price of $1.96. Through our IPO in June 2007, we granted 4.7 million shares of common stock at exercise prices ranging from $4.04 to $13.00. During 2007, we granted options to employees and directors to purchase an aggregate of 5.1 million shares of common stock at exercise prices ranging from $4.04 to $23.86 at a weighted average exercise price of $11.88 per share.

Options outstanding that have vested and are expected to vest as of December 29, 2007 are as follows:

	Number of shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term (In years)	Aggregate Intrinsic Value (1) (In thousands)
Vested	3,658	$3.04	7.46	$40,341
Expected to vest (2)	7,227	7.91	8.97	47,348

Total vested and expected to vest	10,885	$6.31	8.47	$87,689

Not expected to vest	240
	11,125

(1)	These amounts represent the difference between the exercise price and the closing price of our common stock as of December 29, 2007.
(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

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

We make a number of estimates and assumptions related to SFAS 123(R) including forfeiture rate, expected life and volatility. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We utilized our historical data as an estimate of expected forfeiture rate and recognized compensation costs only for those equity awards expected to vest. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. Actual results may differ substantially from these estimates. In valuing share-based awards under SFAS 123(R), significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (SAB 107) due to increased liquidity of the underlying options in the post IPO era as compared to our historical grants. In December 2007, the SEC released Staff Accounting Bulletin No. 110 ( SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, we will continue to use the simplified method until our own historical data is sufficient to provide a reasonable basis. Expected volatility of the stock is based on our peer group in the industry in which we conduct business because we do not have sufficient historical volatility data for our own stock. In the future, as we gain historical data for volatility in our own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

The following table summarizes the effects of stock-based compensation related to employees, non-recourse notes and non-employees on our consolidated balance sheets and statements of operations for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005 (1)
(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$82	$—	$—
Stock-based compensation expense added to inventory	3,384	112	—
Stock-based compensation expenses recognized as cost of revenue	(38)	(2)	—
Stock-based compensation expense released from inventory to deferred inventory costs	(1,213)	(28)	—

Closing balance	$2,215	$82	$—

Stock-based compensation effects in deferred inventory cost
Beginning balance	$23	$—	$—
Stock-based compensation expense added from inventory	1,213	28	—
Stock-based compensation expense recognized as cost of revenue	(289)	(5)	—

Closing balance	$947	$23	$—

Stock-based compensation effects in loss before income taxes
Cost of revenue	$410	$41	$—
Research and development	3,751	411	36
Sales and marketing	1,854	198	99
General and administration	3,314	335	7

	9,329	985	142
Cost of revenue—amortization from balance sheet*	327	7	—

Total stock-based compensation expense	$9,656	$992	$142

(1)	The estimated values and assumptions that we used in calculating fair value prior to the adoption of SFAS 123(R).
*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

At December 29, 2007, the total compensation cost related to stock-based options granted under SFAS 123(R) to employees and directors but not yet amortized was $38.9 million, net of estimated forfeitures of $3.4 million. These costs will be amortized over a weighted average period of approximately 1.2 years. Amortization of stock-based compensation in 2007 was approximately $7.2 million, net of estimated forfeitures compared to $0.9 million for 2006.

The weighted average estimated values of employee stock option grants as well as the weighted average assumptions used in calculating these option values during 2007, 2006 and 2005, were based on estimates at the date of grant as follows:

Employee and Director Stock Options	Years Ended
	December 29, 2007	December 31, 2006	December 31, 2005 (1)

Volatility	62% - 84%	72% - 83%	0%
Risk-free interest rate	4.2% - 4.9%	4.57% - 5.08%	4.05%
Expected life	4.3 - 6.3 years	4.2 - 5.4 years	4 years
Estimated fair value	$2.12 -$17.04	$0.81 - $1.35	$0.15

(1)	The estimated values and assumptions that we used in calculating fair value prior to the adoption of SFAS 123(R).

Concurrent with our IPO in June 2007, we established the 2007 Employee Stock Purchase Plan (ESPP). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and will end on the first trading day on or after February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation costs related to the ESPP under FAS123(R) were $1.7 million for 2007 and the fair value of the ESPP shares were estimated using the following assumptions:

Employee Stock Purchase Plan	Year Ended December 29, 2007
Volatility	49%
Risk-free interest rate	4.97%
Expected life	0.7 years
Estimated fair value	$4.17

We began issuing Restricted Stock Units (RSUs) in the second quarter of 2007 pursuant to our 2007 Equity Incentive Plan. An RSU is a right to receive a share of our common stock when the unit vests. During 2007, we granted RSUs to employees to purchase a total of approximately 0.6 million shares of common stock at no cost, vesting annually over four or five years. We accounted for the fair value of the RSUs using the closing market price of our common stock on the date of grant. As of December 29, 2007, total compensation cost related to restricted stock based awards to employees but not yet amortized was approximately $9.9 million, net of estimated forfeitures of $1.5 million. Amortization of RSU stock-based compensation in 2007 was approximately $1.2 million.

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

In 2007 (through the completion of our IPO) and 2006, we recorded $19.8 million and $2.4 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the periods.

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

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. We recorded total inventory write-downs for LCM adjustments in 2007, 2006 and 2005 of $12.3 million, $21.7 million and $9.7 million, respectively. These adjustments related to our inventory and firm purchase commitments with suppliers and included the impact of expected losses on common equipment. In addition, we recorded inventory write-downs for excess and obsolete inventory in 2007, 2006 and 2005 of $5.0 million, $1.7 million and $(0.7) million, respectively. These write-downs for excess and obsolete inventory were reflected as cost of ratable product and related support and services and cost of product.

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

Warranty Reserve

We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products or the related components that may be returned under warranty. In general, our warranty periods range from 2 to 5 years from date of acceptance for hardware and 90 days to 12 months for software warranty. Our warranty reserve is based on actual historical returns experience and the impact of these return rates on future estimated returns. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Cash, Cash Equivalents and Short and Long-term Investments

We consider all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

We consider all debt instruments with remaining time to maturity of one year or less to be short-term investments. At December 29, 2007 and December 31, 2006, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate notes. Our cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

All cash, cash equivalents and short and long-term investments are stated at fair market value based on quoted market prices with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

In accordance with SFAS No. 115, it is our policy to review our marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any debt security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than the amortized cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a sufficient period of time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt securities to the market value and record the related write-down as an investment loss on our consolidated statements of operations. No impairment charges were recorded for 2007, 2006 or 2005.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within applicable future periods.

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 29, 2007 and December 31, 2006, our deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

The policy with respect to our undistributed foreign subsidiary earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 29, 2007, the undistributed earnings approximated $2.7 million.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position. We had $6.4 million of gross unrecognized tax benefits as of January 1, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $36,000 as of January 1, 2007 because approximately $6.4 million of the gross unrecognized tax benefits were netted against certain deferred tax assets which were previously offset by valuation allowance. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of January 1, 2007, we did not have any accrued interest and penalties related to unrecognized tax benefits, due to our taxable loss position. See Note 12 to Notes to Consolidated Financial Statements for additional disclosures related to FIN 48.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	($ In thousands)
Statements of Operations Data:
Total revenue
Total revenue by type	$245,852	$58,236	$4,127
Ratable product and related support and services	237,745	52,978	4,127
Product	8,107	5,258	—
% Revenue by type
Ratable product and related support and services	97%	91%	100%
Product	3%	9%	0%
Total revenue by geography
Domestic	$199,893	$49,901	$2,660
International	45,959	8,335	1,467
% Revenue by geography
Domestic	81%	86%	64%
International	19%	14%	36%
Total revenue by sales channel
Direct	$239,146	$57,304	$3,488
Indirect	6,706	932	639
% Revenue by sales channel
Direct	97%	98%	85%
Indirect	3%	2%	15%

2007 Compared to 2006. Total ratable revenue increased from $53.0 million in 2006 to $237.7 million in 2007. This increase reflected an increase in invoiced shipments of bundled products from $140.7 million in 2006 to $301.2 million in 2007. The increase in invoiced shipments of bundled products was due to increased purchases of our DTN System by existing customers and the addition of new domestic and international customers. In 2007, we recognized $103.1 million of deferred revenue from prior periods and $132.5 million from the current period.

Our international revenue grew on an absolute basis from $8.3 million in 2006 to $45.9 million in 2007 and increased as a percentage of total revenue from 14% in 2006 to 19% in 2007. The increases were primarily due to increased revenue from existing customers and adding new international customers.

In 2007, we recorded $8.1 million of product revenue, consisting of $5.2 million of product revenue related to the sale of 10 Gbps cards not for use in our DTN System and $2.9 million related to product sales to customers that did not require support. In 2006, we recorded $5.3 million of product revenue related to the sale of 10 Gbps cards. We stopped production of the 10Gbps cards in the second quarter of 2007 and will not generate future revenue from these products. However, as discussed above, following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008, we expect product revenue to increase due to the inclusion of product revenue from sales of bundled products where software subscription is the only undelivered element at the time of invoice.

2006 Compared to 2005. Total ratable revenue increased from $4.1 million in 2005 to $53.0 million in 2006. This increase reflected an increase in invoiced shipments of bundled products from $27.3 million in 2005 to $140.7 million in 2006 and the shortening of the ratable revenue recognition period from an average period of 3.7 years in the third quarter of 2006 to 1.3 years in the fourth quarter of 2006. The increase in invoiced shipments of bundled products was due to increased purchases of our DTN System by existing customers and the addition of customers in the United States and Europe.

Although our international revenue grew on an absolute basis from 2005 to 2006, international revenue as a percentage of total revenue declined from 36% in 2005 to 14% in 2006 primarily due to a significant increase in revenue from an existing U.S. customer and the addition of a number of new U.S. customers during 2006.

In 2006, we recorded $5.3 million of product revenue related to the sale of 10 Gbps cards not for use in our DTN System. We did not record any product revenue in 2005.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit (loss) and gross margin for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	(In thousands)
Total revenue	$245,852	$58,236	$4,127
Cost of revenue:
Cost of ratable product and related support and services	152,859	48,072	17,759
Lower of cost or market adjustment	12,313	21,693	9,696
Cost of product	4,091	1,660	—

Gross profit (loss)	$76,589	$(13,189)	$(23,328)

Gross margin	31%	-23%	-565%

2007 Compared to 2006. Gross margins improved from 2006 to 2007 due primarily to the impact of the recognition of $39.2 million of deferred gross margin related to invoiced shipments in prior periods. In addition, there was significant improvement in gross margins on current period invoiced shipments reflecting improved pricing and cost structures. Although we continued to sell common equipment at low or negative margins, we experienced a reduction of $9.4 million in LCM adjustments in 2007 compared to 2006, primarily due to changes in the bill of materials on a number of common equipment components and a continued decline in component pricing. These improvements were offset by an unfavorable change in estimate related to our warranty expense of $1.9 million primarily related to higher than expected costs of replacing defective products due to reduced usage of lower cost repaired units.

2006 Compared to 2005. Gross margins improved from 2005 to 2006 due to increased ratable revenue, increased ASPs and improved product mix as customers purchased higher margin products to increase their network capacity. In addition, in 2006 we experienced reduced per unit manufacturing costs primarily due to improved yields and increased production volume, offset by an increase in LCM adjustments of $12.0 million and charges for excess and obsolete inventory of $2.3 million. Gross margins in 2005 were impacted primarily by negative manufacturing variances, comprised of lower yields and lower fixed cost absorption, due to low volume production.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	(In thousands)
Research and development expenses (1)	$60,851	$38,967	$24,986
Percent of total revenue	25%	67%	605%

(1)	Research and development expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

2007 Compared to 2006. Research and Development expenses increased from 2006 to 2007 due primarily to increased headcount and personnel-related costs of $16.8 million, including $11.2 million of cash compensation, $3.8 million of stock-based compensation and $1.8 million of incremental facilities and infrastructure costs. In addition, in 2007 we incurred $6.8 million of increased prototype and new product related spending. We also incurred $4.2 million of expenses related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure. These increases were offset by a reduction of $4.5 million related to the write-off of in-process research and development expenses related to an asset acquisition recorded in the third quarter of 2006 and a reduction of $1.3 million of expense in 2007 from funding for research and development efforts related to a government contract.

2006 Compared to 2005. Research and development expenses increased from 2005 to 2006 due primarily to increased personnel-related costs of $7.3 million. In addition, during 2006 we wrote off $4.5 million of in-process research and development expenses related to an asset acquisition we completed in 2006 because technological feasibility had not been established and no alternative future uses existed.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	(In thousands)
Sales and marketing expenses (1)	$32,721	$20,682	$11,053
Percent of total revenue	13%	36%	268%

(1)	Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

2007 Compared to 2006 . Sales and Marketing expenses increased from 2006 to 2007 due primarily to an increase in headcount and personnel-related expenses of $9.4 million, including salaries and commissions of $6.8 million, stock-based compensation expense of $1.7 million and facilities and infrastructure costs of $0.9 million. In addition, we incurred $2.6 million of incremental expenses in 2007 related to demonstration units for use in customer and trade show demonstrations.

2006 Compared to 2005. Sales and marketing expenses increased from 2005 to 2006 due primarily to an increase in commission expense of $7.5 million, reflecting significant increases in revenue and invoiced shipments and increased personnel-related costs in 2006. Other compensation expenses increased by $1.8 million in 2006 due to an increase in the number of sales and marketing employees. Our headcount growth reflected the expansion of our sales team in the United States and internationally.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	(In thousands)
General and administrative expenses (1)	$25,965	$12,650	$4,328
Percent of total revenue	11%	22%	105%

(1)	General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy requires the deferral of revenues over future periods.

2007 Compared to 2006. General and administrative expenses increased from 2006 to 2007 due primarily to increased personnel-related costs of $10.3 million, including $6.9 million of cash compensation, $3.0 million in stock-based compensation expense and $0.4 million of facilities and infrastructure costs. In addition, external expenses related to legal, audit, tax and information technology related activities associated with our public offerings and continued growth increased $2.7 million compared to 2006.

2006 Compared to 2005. General and administrative expenses increased from 2005 to 2006 due primarily to increased legal and accounting fees related to our preparations to become a public company of $3.2 million, increased professional services and information technology consulting fees of $3.0 million and increased personnel-related costs of $2.1 million.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	(In thousands)
Interest income	$6,522	$2,100	$686
Interest expense	(2,251)	(4,852)	(2,768)
Other gain (loss), net	(16,249)	(1,567)	(174)

Total other income (expense), net	$(11,978)	$(4,319)	$(2,256)

2007 Compared to 2006. Interest income increased from 2006 to 2007 due to higher invested balances resulting from the funds raised in our IPO and secondary offerings. The decrease in interest expense from 2006 to 2007 was due to the repayment of our outstanding debt following our IPO. The other loss amount increased from 2006 to 2007 primarily due to the inclusion of $19.8 million related to the revaluation of preferred stock warrant liabilities at fair market value in 2007 compared to $2.1 million in 2006. The charges to other loss in 2007 were offset by a $2.7 million gain on asset sales, and a $0.3 million gain from foreign currency exchange remeasurement.

2006 Compared to 2005. Interest income increased from 2005 to 2006 due to higher invested balances resulting from funds raised in our Series G convertible preferred stock financing. The increase in interest expense from 2005 to 2006 was due to increased borrowings required to support our continued growth. Other loss, net increased from 2005 to 2006 primarily due to charges related to the revaluation of preferred stock warrant liabilities at fair market value of $2.1 million, offset by a $0.5 million gain from foreign currency exchange remeasurement.

Provision for Income Taxes

Since inception, we have incurred net operating losses and, accordingly, have not recorded a U.S. Federal or State provision for income taxes for any periods presented. As of December 29, 2007, we had net operating loss carry-forwards available to offset future taxable income for federal income tax purposes of approximately $239.4 million, which expire beginning in 2021 if not utilized. As of December 29, 2007, we also have state net operating loss carry-forwards of approximately $225.3 million, which expire beginning in 2013 if not utilized. We have federal and California research and development credits available to reduce future tax expense of approximately $7.3 million and $5.0 million, respectively. The federal research credits will begin to expire in 2021 if not utilized, while the California research credits have no expiration date. The amount of net operating loss carry-forwards related to excess stock option deductions is approximately $13.5 million for which a full valuation allowance has been recorded on the related gross deferred tax assets. When the excess stock option deductions are utilized in the form of a net operating loss deduction, these amounts will result in a credit to stockholders’ equity.

Liquidity and Capital Resources

	December 29, 2007	December 31, 2006
	(In thousands)
Working capital	$237,590	$2,218
Cash and cash equivalents	91,209	28,884
Short and long-term investments	211,284	5,005
Short and long-term restricted cash	3,337	—

	December 29, 2007	December 31, 2006	December 31, 2005
	(In thousands)
Cash provided by (used in) operating activities	$23,058	$(67,775)	$(56,449)
Cash provided by (used in) investing activities	(230,268)	(18,069)	29,451
Cash provided by financing activities	269,478	78,780	58,059

Prior to our IPO in June 2007, we had financed our operations primarily through private sales of equity and from borrowings under credit facilities and more recently from cash collections on the sales of our DTN System. In June 2007, we completed our IPO and raised net proceeds of $190.1 million. In November 2007, we completed our follow-on offering and raised net proceeds to us of $104.0 million.

At December 29, 2007, we had $91.2 million in cash and cash equivalents, $211.3 million in short and long-term investments and $3.3 million in restricted cash. In comparison, at December 31, 2006, we had $28.9 million in cash and cash equivalents and $0.7 million in short-term investments. Cash, cash equivalents and short and long-term investments consist of highly liquid investments in certificates of deposit held at major banks, money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate notes with original maturities of 90 days or less. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

We experienced positive cash flows from operations of $23.1 million in 2007. We generated a net loss for the period of $55.3 million, and we had non-cash charges of $36.5 million consisting primarily of warrant revaluation expense of $19.8 million, depreciation and amortization of $9.8 million and stock-based compensation expense of $9.7 million. In addition, the net loss reflects the continued non-cash deferral of positive gross margin from invoiced shipments of bundled products of $48.8 million. We experienced improved collections in the period offset by reductions in accounts payable terms. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally.

We experienced negative cash flows from operating activities of $67.8 million in 2006. We generated a net loss for the period of $89.9 million, and we had non-cash charges of $15.7 million consisting primarily of $7.5 million of depreciation and amortization, $4.5 million in-process research and development related to our acquisition of certain assets of Little Optics, Inc., $2.4 million related to revaluation of convertible preferred stock and common stock warrant liabilities and $1.1 million of stock-based compensation expense related to employees. The net loss also reflects the non-cash deferral of $37.2 million of deferred margin to the balance sheet in the period. We funded increased working capital requirements of $27.4 million due to significant growth of the business. The decrease in working capital of $27.4 million from 2005 to 2006 was primarily due to an increase in short-term deferred revenue of $94.4 million compared to the increase in short-term deferred inventory costs of $57.8 million, reflecting the deferral of positive gross margin from invoiced shipments of bundled products.

Cash used in operating activities amounted to $56.4 million in 2005, primarily due to the generation of a net loss of $64.8 million. Cash flows from operations in 2005 were negatively impacted by lower sales volumes, unfavorable manufacturing variances and the need to record charges for excess and obsolescent inventory. Deferred revenue increased by $22.8 million compared to an increase in deferred cost of inventory of $16.7 million. We commenced product shipments in November 2004 and inventory levels increased in 2005 by $16.5 million to support customer requirements. This increase was offset by increases in accounts payable of $7.8 million.

Investing Activities

Cash used in investing activities was $230.3 million in 2007 primarily consisting of $299.2 million of purchases of investments and restricted cash, reflecting the investment of cash raised from our IPO and follow-on offering in June 2007 and November 2007, respectively. Additions to property, plant and equipment amounted to $20.2 million. These investing activities were offset by $85.8 million of proceeds from maturities and sales of investments and $3.1 million of proceeds from the subsequent sale of certain purchased assets.

Cash used in investing activities was $18.1 million in 2006, $15.3 million for the purchase of property and equipment related to the expansion of our manufacturing operations and $4.7 million related to our acquisition of certain assets of Little Optics Inc., a research and development company, partially offset by the sale of surplus assets acquired as part of a previous acquisition that generated $1.5 million.

We generated net cash from investing activities in 2005 of $29.5 million. $34.0 million was generated from the net sale of short-term investments, offset by $4.0 million from purchases of property and equipment and $0.7 million from the acquisition of certain assets from Big Bear Networks, Inc.

Financing Activities

Net proceeds from financing activities in 2007 were $269.5 million. We completed our IPO in June 2007 and generated net proceeds of $190.1 million. Subsequently, in November 2007, we completed our follow-on offering and generated net proceeds of $104.0 million. We paid off $35.4 million of our outstanding debt, including $7.1 million which we had borrowed under an existing facility in the first quarter of 2007. In addition, we received $3.5 million from employee stock options exercised in the period.

Our financing activities provided cash of $78.8 million in 2006. The primary source of these funds was the issuance of Series G convertible preferred stock. In 2006, we sold an aggregate of 14.1 million shares of our Series G convertible preferred stock for a net amount of $74.1 million to various investors. The purchase price for these shares of Series G convertible preferred stock was $5.40 per share, with the exception of a board member’s purchase of 67,934 shares in October 2006 at $7.36 per share. We also received $4.4 million from employee stock options exercised during 2006.

Our financing activities provided cash of $58.1 million in 2005. $42.6 million was raised from the issuance of convertible preferred stock. In addition, we borrowed a net amount of $14.4 million under new and existing credit facilities.

Credit Facilities

Following the close of our IPO, we repaid $29.3 million of our borrowings in June 2007. In September 2007, we repaid $4.5 million of our remaining outstanding debt which we had assumed as part of an acquisition of assets in the third quarter of 2006.

In the next twelve months, capital expenditures are expected to be in the range of approximately $20 to $30 million, primarily for product development and manufacturing expansion and upgrades.

As of December 29, 2007, we held $96.2 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were in student loans and which had a AAA credit rating. As of February 15, 2008, this balance had reduced to $75.7 million following the sale of $20.5 million of these securities at full value. Subsequent to those sales, auctions failed for $11.8 million of our adjustable rate securities and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not. As a result, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008. In addition, while all of our adjustable rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our adjustable rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. We currently have the ability and intent to hold the remaining $75.7 million of adjustable rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.

At some point in the future, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of December 29, 2007:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations (1)	$33,652	$33,652	$—	$—	$—
Operating leases	13,653	3,566	6,723	3,364	—

Total contractual obligations	$47,305	$37,218	$6,723	$3,364	$—

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

As a result of our adoption of FIN 48 at the beginning of 2007, the above amounts do not reflect FIN 48 tax liabilities of $0.1 million because the timing of settlement, if any, of these future payments is uncertain.

We had $2.7 million of standby letters of credit outstanding as of December 29, 2007. These consisted of $0.8 million related to property leases, $1.2 million related to a value added tax license for Europe, $0.3 million related to customs clearing and $0.4 million related to a customer proposal guarantee.

Off-Balance Sheet Arrangements

As of December 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 17 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain insignificant operating costs in other currencies. In addition, certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of December 29, 2007 and December 31, 2006 would result in a loss of approximately $2.0 million and $2.3 million, respectively. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $305.8 million and $29.6 million at December 29, 2007 and December 31, 2006, respectively. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate notes. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2007 and 2006, our interest income would have declined approximately $0.7 million and $46,000, respectively, assuming consistent investment levels.

At December 29, 2007 and December 31, 2006, we had $0 and $28.4 million of debt outstanding, respectively.

Adjustable Rate Securities

As of December 29, 2007, we held $96.2 million of municipal notes investments, classified as short-term investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were in student loans and which had a AAA credit rating. As of February 15, 2008, this balance had reduced to $75.7 million following the sale of $20.5 million of these securities at full value. Subsequent to those sales, auctions failed for $11.8 million of our adjustable rate securities and there is no assurance that auctions on the remaining adjustable rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not. As a result, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements for the first quarter of 2008. In addition, while all of our adjustable rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

We believe we will be able to liquidate our adjustable rate securities without significant loss, and we currently believe these securities are not impaired, primarily due to government guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. We currently have the ability and intent to hold the remaining $75.7 million of adjustable rate securities, until market stability is restored with respect to these securities. We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs and to execute our current business plan.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, Infinera Corporation

We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 29, 2007 and December 31, 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 29, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 2 and 12 to the consolidated financial statements, Infinera Corporation changed its method of accounting for freestanding warrants as of July 1, 2005, its method of accounting for stock-based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

/s/    ERNST & YOUNG LLP

San Jose, California

February 8, 2008

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 29, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$91,209	$28,884
Short-term investments	181,168	688
Short-term restricted cash	743	—
Accounts receivable	39,216	41,635
Other receivables	1,127	513
Inventory	58,579	58,269
Deferred inventory costs	78,362	62,936
Prepaid expenses and other current assets	3,941	3,115

Total current assets	454,345	196,040
Property, plant and equipment, net	36,973	26,665
Intangible assets	1,541	1,806
Deferred inventory costs, non-current	3,260	4,317
Long-term investments	30,116	—
Long-term restricted cash	2,594	—
Other non-current assets	359	1,638

Total assets	$529,188	$230,466

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$17,504	$41,767
Accrued expenses	9,497	16,574
Accrued compensation and related benefits	17,749	7,628
Accrued warranty	4,974	1,339
Deferred revenue	167,031	101,080
Preferred stock warrant liability	—	5,409
Current portion of debt	—	20,025

Total current liabilities	216,755	193,822
Long-term portion of debt	—	8,357
Accrued warranty, non-current	5,018	1,378
Deferred revenue, non-current	7,406	9,873
Long-term exercised unvested options	825	996
Other long-term liabilities	4,610	1,811
Commitments and contingencies (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except par values)

	December 29, 2007	December 31, 2006
Convertible preferred stock (total aggregate liquidation preference of $325,227 as of December 31, 2006), $0.001 par value; Authorized shares—none as of December 29, 2007 and 62,000 shares as of December 31, 2006; issued and outstanding shares—none as of December 29, 2007 and 58,806 shares as of December 31, 2006	—	320,550
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2007 and 79,500 in 2006 Issued and outstanding shares—91,580 in 2007 and 9,054 in 2006	92	9
Additional paid-in capital	663,870	7,911
Accumulated other comprehensive income (loss)	78	(153)
Accumulated deficit	(369,466)	(314,088)

Total stockholders’ equity (deficit)	294,574	(306,321)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$529,188	$230,466

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
Revenue:
Ratable product and related support and services	$237,745	$52,978	$4,127
Product	8,107	5,258	—

Total revenue	245,852	58,236	4,127
Cost of revenue:
Cost of ratable product and related support and services	152,859	48,072	17,759
Lower of cost or market adjustment	12,313	21,693	9,696
Cost of product	4,091	1,660	—

Total cost of revenue	169,263	71,425	27,455

Gross profit (loss)	76,589	(13,189)	(23,328)

Operating expenses:
Sales and marketing	32,721	20,682	11,053
Research and development	60,851	38,967	24,986
General and administrative	25,965	12,650	4,328
Amortization of intangible assets	148	56	—

Total operating expenses	119,685	72,355	40,367

Loss from operations	(43,096)	(85,544)	(63,695)
Other income (expense), net
Interest income	6,522	2,100	686
Interest expense	(2,251)	(4,852)	(2,768)
Other gain (loss), net	(16,249)	(1,567)	(174)

Total other income (expense), net	(11,978)	(4,319)	(2,256)
Loss before provision of income taxes and cumulative effect of change in accounting principle	(55,074)	(89,863)	(65,951)
Provision for income taxes	268	72	12

Loss before cumulative effect of change in accounting principle	(55,342)	(89,935)	(65,963)
Cumulative effect of change in accounting principle	—	—	(1,137)

Net loss	$(55,342)	$(89,935)	$(64,826)

Net loss per common share, basic and diluted	$(1.09)	$(14.90)	$(14.08)

Weighted average number of shares used in computing basic and diluted net loss per common share	50,732	6,036	4,605

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005, 2006 and 2007

(In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	35,648	$207,315	4,834	$5	$2,974	$(45)	$(78)	$(159,327)	$(156,471)
Issuance of common stock	—	—	1,162	1	994	—	—	—	995
Issuance of Series F preferred stock at $3.78 per share, net of issuance costs of $53	2,723	10,247	—	—	—	—	—	—	—
Issuance of Series G preferred stock at $5.40 per share, net of issuance costs of $2,451 and receivable of $50	6,304	31,717	—	—	—	—	—	—	—
Issuance of restricted stock at $1.84 per share in exchange for services	—	—	8	—	14	—	—	—	14
Repurchase of common stock at $1.84 per share	—	—	(4)	—	(7)	—	—	—	(7)
Reclassification of options exercised but not vested	—	—	—	—	(520)	—	—	—	(520)
Reclassification of warrants to liabilities	—	(2,132)	—	—	(29)	—	—	—	(29)
Stock options issued to non-employees	—	—	—	—	7	—	—	—	7
Amortization of compensation charge related to change in employment status	—	—	—	—	—	45	—	—	45
Compensation charge related to non-recourse notes	—	—	—	—	90	—	—	—	90
Comprehensive loss:
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	71	—	71
Foreign currency translation adjustment	—	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	—	(64,826)	(64,826)

Total comprehensive loss									(64,834)

Balance at December 31, 2005	44,675	$247,147	6,000	$6	$3,523	$—	$(86)	$(224,153)	$(220,710)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005, 2006 and 2007—(Continued)

(In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2005 (brought forward)	44,675	$247,147	6,000	$6	$3,523	$(86)	$(224,153)	$(220,710)
Stock options exercised	—	—	3,066	3	4,374	—	—	4,377
Stock options repurchased	—	—	(12)	—	(7)	—	—	(7)
Issuance of Series G preferred stock at $5.40 and $7.36 per share, net of issuance costs of $3,089	14,131	73,403	—	—	—	—	—	—
Proceeds from non-recourse notes	—	—	—	—	261	—	—	261
Stock options issued to non-employees	—	—	—	—	22	—	—	22

Reclassification of options exercised but not vested	—	—	—	—	(1,335)	—	—	(1,335)
Stock-based compensation charge related to employees	—	—	—	—	876	—	—	876
Compensation charge related to non-recourse notes	—	—	—	—	197	—	—	197
Comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(89,935)	(89,935)

Total comprehensive loss								(90,002)

Balance at December 31, 2006	58,806	$320,550	9,054	$9	$7,911	$(153)	$(314,088)	$(306,321)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005, 2006 and 2007—(Continued)

(In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006 (brought forward)	58,806	$320,550	9,054	$9	$7,911	$(153)	$(314,088)	$(306,321)
Convertible preferred stock converted to common at IPO	(58,806)	(320,550)	59,428	59	320,491	—	—	320,550
Proceeds from IPO, net of issuance costs	—	—	16,100	16	190,062	—	—	190,078
Proceeds from follow-on offering, net of issuance costs	—	—	5,000	5	104,011	—	—	104,016
Stock options exercised	—	—	1,602	2	3,533	—	—	3,535
Stock options repurchased	—	—	(29)	—	(59)	—	—	(59)
Stock options issued to non-employees	—	—	—	—	288	—	—	288
Reclassification of options exercised but not vested	—	—	—	—	(151)	—	—	(151)
Reclassification of warrant liability upon IPO	—	—	—	—	25,170	—	—	25,170
Warrants exercised	—	—	425	1	44	—	—	45
Stock-based compensation	—	—	—	—	10,184	—	—	10,184
Stock-based compensation expense related to non-recourse notes	—	—	—	—	2,386	—	—	2,386
FIN 48 adoption	—	—	—	—	—	—	(36)	(36)
Comprehensive loss:
Unrealized gain on available-for-sale investments	—	—	—	—	—	23	—	23
Foreign currency translation adjustment	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	(55,342)	(55,342)

Total comprehensive loss								(55,111)

Balance at December 29, 2007	—	$—	91,580	$92	$663,870	$78	$(369,466)	$(294,574)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
Cash Flows from Operating Activities:
Net loss	$(55,342)	$(89,935)	$(64,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,824	7,458	6,374
Issuance of warrants	—	189	—
In-process research and development	—	4,474	—
Asset impairment charges	393	—	—
Amortization of debt discount	282	218	219
Accretion of investment discount	(572)	—	—
Stock-based compensation expense	9,656	992	142
Revaluation of warrant liabilities	19,761	2,376	(883)
Gain on disposal of fixed assets	(52)	—	—
Gain on sale of assets held for sale	(2,724)	—	—
Other gain	(73)	—	—
Changes in assets and liabilities:
Accounts receivable	2,595	(38,377)	(312)
Other receivables	(541)	(361)	(151)
Inventory	2,515	(33,513)	(16,466)
Prepaid expenses and other current assets	(770)	(2,325)	93
Deferred inventory costs	(14,696)	(50,566)	(16,686)
Other non-current assets	706	(555)	92
Accounts payable	(24,220)	27,249	7,793
Accrued liabilities and other expenses	5,557	16,123	3,711
Deferred revenue	63,484	87,753	22,759
Accrued warranty	7,275	1,025	1,692

Net cash provided by (used in) operating activities	23,058	(67,775)	(56,449)
Cash Flows from Investing Activities:
Purchases of available-for-sale investments and restricted cash	(299,159)	(6,501)	(2,715)
Proceeds from sales of investments	57,200	—	33,750
Proceeds from maturities of investments	28,620	6,912	2,922
Proceeds from disposition of acquired assets	—	1,450	200
Proceeds from disposal of fixed assets	146	—	—
Proceeds from sales of assets held for sale	3,140	—	—
Purchase of property and equipment	(20,215)	(15,255)	(4,006)
Acquisition of certain assets, net	—	(4,675)	(700)

Net cash provided by (used in) investing activities	(230,268)	(18,069)	29,451

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
Cash Flows from Financing Activities:
Principal payments on loan obligations	(35,401)	(21,520)	(12,629)
Cash payments for debt issuance costs	—	(14)	(185)
Proceeds from loans	7,119	21,628	27,244
Proceeds from initial public offering, net of issuance costs	190,078	—	—
Proceeds from follow-on offering, net of issuance costs	104,016	—	—
Proceeds from issuance of common stock	3,535	4,377	1,009
Proceeds from issuance of preferred stock, net of issuance costs	—	74,055	42,627
Proceeds from exercise of warrants	45	—	—
Proceeds from repayment of non-recourse notes	145	261	—
Repurchase of common stock	(59)	(7)	(7)

Net cash provided by financing activities	269,478	78,780	58,059

Effect of exchange rate changes	57	(65)	(79)

Net change in cash and cash equivalents	62,325	(7,129)	30,982
Cash and cash equivalents at beginning of period	28,884	36,013	5,031

Cash and cash equivalents at end of period	$91,209	$28,884	$36,013

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,497	$3,585	$1,629
Cash paid for income taxes	$121	$28	$5
Supplemental schedules of non-cash investing and financing activities
Issuance of warrants in connection with debt arrangements	$—	$—	$179
Debt assumed in connection with acquisition of certain assets of Big Bear Networks, Inc.	$—	$—	$2,000
Debt assumed in connection with acquisition of certain assets of Little Optics, Inc.	$—	$4,500	$—
Issuance of Series G convertible preferred stock warrants	$—	$902	$660

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Follow-on Offering

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

Fiscal Calendar

Commencing in 2007, the Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2007 was a 52-week year that ended on December 29, 2007. In previous years, the Company operated and reported financial results on a calendar year basis.

Use of Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include the determination of the fair value of stock awards and warrants issued prior to its IPO, revenue recognition, warranty reserve, cash, cash equivalents and short and long-term investments,

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory valuation and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Product support services consist of software warranty, updates and upgrades including general product support. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessment, equipment installation and testing.

Vendor specific objective evidence (VSOE) of fair value for training, installation and deployment services, and product support services is determined by reference to the price the customer will be required to pay when training and product support services are sold separately. As of December 29, 2007, the Company has not established VSOE of fair value for training, installation and deployment services, and product support services. Assuming all other revenue recognition criteria have been met and the only undelivered element is training, installation and deployment services, or product support services, revenue is deferred and recognized ratably over the longest undelivered service period. The undelivered service periods range from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations.

Occasionally, the Company sells its networking products to customers who do not purchase training, or installation and deployment services, or product support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met. Once product delivery has taken place, there are no remaining undelivered elements in these arrangements.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness of the customer and past payment history of the customer.

Revenue for products that do not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to these arrangements is included in product revenue in the accompanying consolidated statements of operations.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

judgment, and to the extent actual results differ from the Company’s estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (SAB 107) due to increased liquidity of the underlying options in the post IPO era as compared to the Company’s historical grants. Expected volatility of the stock is based on the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own common stock. In the future, as the Company gains historical data for volatility in its own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense the Company records.

During 2007, the Company granted options to employees and directors to purchase an aggregate of 5.1 million shares of common stock at weighted average exercise price of $11.88 per share. These options have exercise prices equal to the deemed market value of the Company’s common stock on the dates these options were granted. At December 29, 2007, the total compensation cost related to stock-based options granted under SFAS 123(R) to employees and directors but not yet amortized was $38.9 million, net of estimated forfeitures of $3.4 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years. Amortization of stock-based compensation in 2007 was approximately $7.2 million, net of estimated forfeitures. Total fair value of stock options to employees that vested during 2007 was approximately $5.6 million based on the grant date fair value.

During 2006, the Company granted options to employees to purchase a total of 4.7 million shares of common stock at exercise prices ranging from $1.32 to $2.00 per share at a weighted average price of $1.96. These options have exercise prices equal to the deemed market value of the Company’s common stock on the dates these options were granted. Total fair value of stock options to employees that vested during 2006 was approximately $0.5 million based on the grant date fair value.

The weighted average estimated values of employee stock option grants and rights granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as the weighted average assumptions used in calculating these values during 2007, 2006 and 2005, were based on estimates as follows:

	Years Ended
Employee and Director Stock Options	December 29, 2007	December 31, 2006	December 31, 2005 (1)
Volatility	62% - 84%	72% - 83%	0%
Risk-free interest rate	4.2% - 4.9%	4.57% - 5.08%	4.05%
Expected life	4.3 - 6.3 years	4.2 - 5.4 years	4 years
Estimated fair value	$2.12 - $17.04	$0.81 - $1.35	$0.15

(1)	The estimated values and assumptions that the Company used in calculating fair value prior to the adoption of SFAS 123(R).

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concurrent with the IPO in June 2007, the Company established the 2007 Employee Stock Purchase Plan (ESPP). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and will end on the first trading day on or after February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation cost related to the ESPP under FAS123 (R) were approximately $1.7 million for 2007 and the fair value of the ESPP shares were estimated at the date of grant using the following assumptions:

Employee Stock Purchase Plan	Year Ended December 29, 2007
Volatility	49%
Risk-free interest rate	4.97%
Expected life	0.7 years
Estimated fair value	$4.17

The Company began issuing Restricted Stock Units (RSUs) in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests. During 2007, the Company granted RSUs to employees to purchase an aggregate of 0.6 million shares of common stock at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. As of December 29, 2007, total compensation cost related to restricted stock based awards to employees but not yet amortized was approximately $9.9 million, net of estimated forfeitures of $1.5 million. Amortization of RSU stock-based compensation in 2007 was approximately $1.2 million.

The Company had previously issued non-recourse notes to non-executive officers to finance the purchase of a total of 0.3 million shares of common stock of the Company. Because these employee notes were deemed to be non-recourse, the equity awards are subject to variable accounting. Accordingly, stock compensation expense of $2.2 million calculated based on the change in intrinsic value, was recorded for the year ended December 29, 2007. All previously issued non-recourse notes where repaid in 2007.

The Company accounts for stock options granted to non-employees in accordance with Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” (EITF No. 96-18) and related interpretations. The Company grants stock options to certain consultants and non-employee advisory board members for a fixed number of shares with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is subject to variable accounting and is calculated using the Black Scholes option-pricing model and is recorded using the straight-line method over the vesting period, which approximates the service period. Total compensation expenses related to options granted to consultants were immaterial for 2007, 2006 and 2005, respectively.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effects of stock-based compensation related to employee awards, employee non-recourse notes and non-employees on the Company’s consolidated balance sheets and statements of operations for 2007, 2006 and 2005:

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005 (1)
(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$82	$—	$—
Stock-based compensation expense added to inventory	3,384	112	—
Stock-based compensation expenses recognized as cost of revenue	(38)	(2)	—
Stock-based compensation expense released from inventory to deferred inventory costs	(1,213)	(28)	—

Closing balance	$2,215	$82	$—

Stock-based compensation effects in deferred inventory cost
Beginning balance	$23	$—	$—
Stock-based compensation expense added from inventory	1,213	28	—
Stock-based compensation expense recognized as cost of revenue	(289)	(5)	—

Closing balance	$947	$23	$—

Stock-based compensation effects in loss before income taxes
Cost of revenue	$410	$41	$—
Research and development	3,751	411	36
Sales and marketing	1,854	198	99
General and administration	3,314	335	7

	9,329	985	142
Cost of revenue—amortization from balance sheet*	327	7	—

Total stock-based compensation expense	$9,656	$992	$142

(1)	The estimated values and assumptions that the Company used in calculating fair value prior to the adoption of SFAS 123(R).
*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

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

The Company recorded total inventory write-downs for lower of cost or market (LCM) adjustments in 2007, 2006 and 2005 of $12.3 million, $21.7 million and $9.7 million, respectively. These adjustments related to the

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s inventory and firm purchase commitments with suppliers and included the impact of expected losses on common equipment. In addition, the Company recorded inventory write-downs for excess and obsolete inventory in 2007, 2006 and 2005 of $5.0 million, $1.7 million and $(0.7) million, respectively. These write-downs for excess and obsolete inventory were reflected as cost of ratable product and related support and services and cost of product.

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

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At December 29, 2007 and December 31, 2006, management has not reserved any of the Company’s accounts receivable as they were deemed fully collectible.

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to deferred revenue and were not material for any period presented on the Company’s consolidated financial statements as the majority of the Company’s revenue is recognized on a ratable basis. At December 29, 2007 and December 31, 2006, management has reserved $0.3 million and $0.1 million, respectively.

Warranty Reserve

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. In general, the Company’s hardware warranty periods range from 2 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the impact of the returns rate on future estimated returns. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short and Long-term Investments

The Company considers all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all debt instruments with remaining time to maturity of one year or less to be short-term investments. At December 29, 2007 and December 31, 2006, cash equivalents, short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate notes. The Company’s cash equivalents, short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

All cash, cash equivalents and short and long-term investments are stated at fair market value based on quoted market prices with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the market value and record the related write-down as an investment loss on its consolidated statements of operations. No impairment charges were recorded for 2007, 2006 or 2005.

Fair Values of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value due to the short amount of time to maturity. Fair values of short and long-term investments are based on quoted market prices. All securities in the portfolio are based on quoted prices at year end. The fair values of the Company’s obligations under lines of credit and term loans are based on current rates offered to the Company for similar debt instruments of the same remaining maturities. There were no lines of credit and term loans outstanding at December 29, 2007. The carrying value of the Company’s lines of credit and term loans approximated fair value at December 31, 2006. The fair value of the convertible preferred stock warrant liabilities was estimated using a combination of both the Black-Scholes and Lattice option pricing models.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense was $9.3 million, $7.0 million and $6.2 million for 2007, 2006 and 2005, respectively. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assured. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Estimated Useful lives
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	5 years
Computer hardware and software	1.5 to 3 years
Leasehold improvements	1 to 7 years

The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or that the useful life is shorter than originally estimated. If impairment indicators are present and the projected future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the carrying value of the assets is depreciated over the newly determined remaining useful lives. Impairment losses have been immaterial through December 29, 2007.

Valuation of Intangibles

The Company tests for asset impairment of amortizing intangible assets using the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” where recoverability of these assets is assessed only when events have occurred that may give rise to impairment. When events or circumstances indicate that a potential impairment may have occurred, future undiscounted net cash flows associated with the related asset or group of assets over their remaining lives are compared to the current carrying amounts of such assets. When projected cash flows are less than the carrying amounts of the intangibles, an impairment loss would be recognized by comparing the discounted present value of future cash flows to carrying amounts and writing down the excess of the carrying amounts to their respective fair values. No impairment losses have been recognized through December 29, 2007.

Deferred Inventory Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2 or the costs are related to product sales bundled with training, software warranty or product support services where the revenue is deferred and recognized ratably, the Company also defers the related inventory costs for the delivered items in accordance with ARB 43.

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 29, 2007 and December 31, 2006, the Company’s deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain the full valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. Credit risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers and by the financial strength of the Company’s customer base. Collateral is generally not required for trade receivables. Level 3 Communications (Level 3) and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 47%, 75% and 28% of the Company’s revenue in 2007, 2006 and 2005, respectively. In 2007, the Company had one other customer that represented over 10% of the Company’s revenue. In 2006, the Company had no other customer that represented over 10% of the Company’s revenue. In 2005, the Company had four other customers that each represented over 10% of the Company’s revenue. At December 29, 2007, the Company had amounts due from one other customer that represented over 10% of the Company’s accounts receivables balance.

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

Foreign Currency Translation and Transactions

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of stockholders’ equity (deficit) in the accompanying consolidated balance sheet. Foreign denominated monetary accounts have been remeasured to the U.S. dollar. Aggregate foreign currency transaction gains (losses) recorded were not material in 2007, 2006 and 2005.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Comprehensive Income (Loss)

Accumulated comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The components of other accumulated comprehensive income (loss) are as follows (in thousands):

	December 29, 2007	December 31, 2006
Accumulated net unrealized gain (loss) on foreign currency translation adjustment	$55	$(153)
Net unrealized holding gain (loss) on available-for-sale investments	23	—

Other accumulated comprehensive income (loss)	$78	$(153)

Advertising

All advertising costs are expensed as incurred. Advertising expenses were approximately $0.4 million, $0.2 million and $56,000 in 2007, 2006 and 2005, respectively.

Research and Development

All costs to develop the Company’s hardware products are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s software products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

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

In 2007 (through the completion of its IPO) and 2006, the Company recorded $19.8 million and $2.4 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the period.

2. Cumulative Effect of Change in Accounting Principle

On June 29, 2005, the FASB issued FSP 150-5. This Staff Position affirms that such warrants are subject to the requirements in FSP 150-1, regardless of the timing of the redemption feature or the redemption price. Therefore, under FSP 150-5, the freestanding warrants that were related to the Company’s convertible preferred

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock and common stock are liabilities that should be recorded at fair value. The Company previously accounted for freestanding warrants for the purchase of the Company’s convertible preferred stock under EITF No. 96-18.

Effective July 1, 2005, the Company adopted FSP 150-5 and reclassified the fair value of the warrants from equity to liability and recorded a cumulative effect of $1.1 million. In addition, the Company recorded charges of $0.2 million to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In 2006, the Company recorded $2.4 million of charges in other loss, net to reflect the increase in fair value between January 1, 2006 and December 31, 2006.

Warrants	Exercise Price	Per Share Value	June 12, 2007
			Change of Control Scenario					IPO Scenario
			Probability	Expected Term (yrs)	Interest Rate	Volatility	Per Share	Probability	Remaining Contractual Term (yrs)	Interest Rate	Volatility	Per Share
Series A	$9.68	$14.78	0%	0.0	4.95%	55%	$14.38	100%	1.1	5.07%	60%	$14.78
Series B	12.45	12.78	0%	0.0	4.95%	55%	11.61	100%	1.8	5.06%	65%	12.78
Series E	2.40	21.72	0%	0.0	4.95%	55%	21.66	100%	4.6	5.12%	70%	21.72
Series F	3.78	20.37	0%	0.0	4.95%	55%	20.28	100%	5.0	5.09%	70%	20.37
Series G	5.40	18.81	0%	0.0	4.95%	50%	18.66	100%	3.4	5.09%	65%	18.81
Series G	5.40	18.81	0%	0.0	4.95%	50%	18.66	100%	3.6	5.09%	65%	18.81
Series G	5.40	18.81	0%	0.0	4.95%	50%	18.66	100%	3.7	5.09%	65%	18.81
Series G	5.40	18.81	0%	0.0	4.95%	50%	18.66	100%	3.9	5.12%	65%	18.81
Series G	5.40	18.81	0%	0.0	4.95%	50%	18.66	100%	4.1	5.12%	65%	18.81
Series G	5.40	18.81	0%	0.0	4.95%	50%	18.66	100%	4.2	5.12%	65%	18.81
Common Stock	8.96	15.87	0%	0.0	4.95%	60%	15.10	100%	6.1	5.18%	80%	15.87
Common Stock	8.96	15.85	0%	0.0	4.95%	60%	15.10	100%	7.1	5.21%	80%	15.85
Common Stock	8.96	15.99	0%	0.0	4.95%	60%	15.10	100%	8.1	5.21%	80%	15.99
Common Stock	8.96	16.04	0%	0.0	4.95%	60%	15.10	100%	8.9	5.23%	80%	16.04

Warrants	Exercise Price	Per Share Value	December 31, 2006
			Change of Control Scenario					IPO Scenario
			Probability	Expected Term (yrs)	Interest Rate	Volatility	Per Share Value	Probability	Remaining Contractual Term (yrs)	Interest Rate	Volatility	Per Share Value
Series A	$10.00	$3.28	40%	0.9	5.01%	60%	$2.85	60%	1.5	4.91%	65%	$3.60
Series B	13.96	3.72	40%	0.9	5.01%	60%	2.68	60%	2.2	4.81%	70%	4.43
Series E	2.40	5.36	40%	0.9	5.01%	60%	5.28	60%	5.0	4.70%	75%	5.44
Series F	3.80	4.72	40%	0.9	5.01%	60%	4.40	60%	5.5	4.70%	75%	4.91
Series G	5.40	3.88	40%	0.9	5.01%	55%	3.41	60%	3.9	4.71%	70%	4.20
Series G	5.40	3.88	40%	0.9	5.01%	55%	3.41	60%	4.0	4.71%	70%	4.19
Series G	5.40	3.88	40%	0.9	5.01%	55%	3.41	60%	4.4	4.71%	70%	4.22
Series G	5.40	3.88	40%	0.9	5.01%	55%	3.41	60%	4.5	4.71%	70%	4.21
Series G	5.40	3.88	40%	0.9	5.01%	55%	3.41	60%	4.6	4.71%	70%	4.23
Common Stock	8.96	0.92	40%	0.9	5.01%	65%	0.19	60%	6.5	4.70%	85%	1.44
Common Stock	8.96	0.88	40%	0.9	5.01%	65%	0.19	60%	7.5	4.70%	85%	1.36
Common Stock	8.96	1.00	40%	0.9	5.01%	65%	0.19	60%	8.5	4.71%	85%	1.53

Warrants	Exercise Price	Per Share Value	December 31, 2005
			Change of Control Scenario					IPO Scenario
			Probability	Expected Term (yrs)	Interest Rate	Volatility	Per Share Value	Probability	Remaining Contractual Term (yrs)	Interest Rate	Volatility	Per Share Value
Series A	$10.00	$0.56	100%	0.3	4.08%	60%	0.57	0%	0.3	4.08%	60%	$0.57
Series A	10.00	0.88	100%	0.5	4.14%	60%	0.89	0%	0.5	4.14%	60%	0.89
Series A	10.00	2.88	90%	1.9	4.40%	70%	2.82	10%	2.5	4.39%	75%	3.40
Series B	13.96	3.60	90%	1.9	4.40%	70%	3.47	10%	3.2	4.38%	80%	4.90
Series E	2.40	2.24	90%	1.9	4.40%	70%	2.20	10%	6.0	4.36%	85%	2.63
Series F	3.80	2.20	90%	1.9	4.40%	70%	2.11	10%	6.5	4.36%	85%	2.79
Series G	5.40	2.48	90%	1.9	4.40%	65%	2.39	10%	4.9	4.36%	80%	3.26
Series G	5.40	2.48	90%	1.9	4.40%	65%	2.39	10%	5.0	4.36%	80%	3.27
Common Stock	8.96	0.08	90%	1.9	4.40%	75%	0.05	10%	7.5	4.37%	95%	0.44
Common Stock	8.96	0.08	90%	1.9	4.40%	75%	0.05	10%	8.5	4.38%	95%	0.44

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the fair value of these warrants using the Black-Scholes model for change of control scenario and the Lattice model for a successful initial public offering scenario. The Company then used a probability weighted average of per-share values under the different scenarios to determine the fair value of these warrants at the respective balance sheet dates.

Both models require the Company to make highly subjective assumptions, and a change in the Company’s assumptions could materially affect the fair value estimates.

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	December 29, 2007	December 31,
		2006	2005
	(In thousands, except per share data)
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.09)	$(14.90)	$(14.33)
Cumulative effect of change in accounting principle	—	—	0.25

Net loss	$(1.09)	$(14.90)	$(14.08)

Shares used in computing basic and diluted net loss per common share	50,732	6,036	4,605

The following table presents the pro forma effect of the adoption of FSP 150-5 on results of operations for 2005, if applied retroactively, assuming FSP 150-5 had been adopted in that year.

(In thousands, except per share data)	December 31, 2005
Net loss, as reported	$(64,826)
Add: Cumulative effect of change in accounting principle included in net loss	(1,137)
Change in fair value of warrants	(229)

Pro forma net loss	(66,192)

Pro forma loss per common share, basic and diluted	$(14.37)

Shares used in computing basic and diluted net loss per common share	4,605

3. Balance Sheet Components

Available-for-Sale Investments

Available-for-sale investments were as follows for the fiscal years ended December 29, 2007 and December 31, 2006 (in thousands):

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$35,857	$—	$—	$35,857
Commercial paper	74,352	12	(8)	74,356
Corporate bonds	49,796	47	(29)	49,814
U.S. agency notes	21,945	6	(5)	21,946
Adjustable rate notes	96,150	—	—	96,150

Total available-for-sale investments	$278,100	$65	$(42)	$278,123

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market	$16	$—	$—	$16
Commercial paper	15,075	2	—	15,077
Corporate bonds	690	—	(2)	688
U.S. agency notes	—	—	—	—
Adjustable rate notes	—	—	—	—

Total available-for-sale investments	$15,781	$2	$(2)	$15,781

A summary of the carrying values and balance sheet classification was as follows for the fiscal years ended December 29, 2007 and December 31, 2006 (in thousands):

	December 29, 2007	December 31, 2006
Available-for-sale investments	$278,123	$15,781
Cash in banks	24,370	13,791
Restricted cash	3,337	—

Total	$305,830	$29,572

Reported as:
Cash and cash equivalents	$91,209	$28,884
Short-term investments	181,168	688
Short-term restricted cash	743	—
Long-term investments	30,116	—
Long-term restricted cash	2,594	—

	$305,830	$29,572

Commercial paper and corporate bond investments have a contractual maturity term of less than one year. Realized gains (losses) on short and long-term investments were not material for 2007, 2006 and 2005.

Restricted Cash

At December 29, 2007, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.6 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit. At December 31, 2006, the Company’s restricted cash balance was zero.

Inventory

Inventory is comprised of the following (in thousands):

	December 29, 2007	December 31, 2006

Raw materials	$10,475	$6,700
Work in process	35,110	38,104
Finished goods	12,994	13,465

Total inventory	$58,579	$58,269

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in finished goods inventory at December 29, 2007 and December 31, 2006 were $1.5 million and $6.8 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following (in thousands):

	December 29, 2007	December 31, 2006
Computer hardware	$4,267	$2,148
Computer software	3,111	2,892
Laboratory and manufacturing equipment	50,897	36,262
Furniture and fixtures	805	559
Leasehold improvements	12,438	10,918

	71,518	52,779
Less accumulated depreciation and amortization	(34,545)	(26,114)

Property, plant and equipment, net	$36,973	$26,665

Property, plant and equipment, net includes approximately $0.8 million in asset retirement obligations recorded as of December 29, 2007 and December 31, 2006. These asset retirement obligations are related to various office leases in California and Maryland.

Intangible Assets

Purchased and other intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. The Company expects amortization expense on purchased intangible assets to be approximately $0.3 million for 2008 and 2009, approximately $0.2 million for each year from 2010 through 2012, approximately $55,000 for each year from 2013 through 2020, and approximately $34,000 in 2021, at which time purchased intangible assets will be fully amortized. The weighted average amortization period as of December 29, 2007 and December 31, 2006 was approximately 10 years. Amortization of intangible assets was $0.3 million, $0.2 million and $19,000 for 2007, 2006 and 2005, respectively.

Other intangible assets, net are comprised of the following (in thousands):

	December 29, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents & developed technology	$1,628	$(317)	$1,311	$1,628	$(156)	$1,472
Assembled workforce and other	370	(140)	230	370	(36)	334

Total intangible assets	$1,998	$(457)	$1,541	$1,998	$(192)	$1,806

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	December 29, 2007	December 31, 2006
Loss contingency related to purchase commitments	$1,880	$3,518
Customer prepay liability	1,109	2,855
Professional and other consulting fees	392	2,063
Other accrued expenses	6,116	8,138

Total accrued expenses	$9,497	$16,574

4.     Significant Agreements

On November 9, 2005, the Company purchased certain assets of Big Bear Networks, Inc. (BBN) for a net consideration of $1.1 million. The purchase price consisted of $2.0 million in an assumed note payable, $0.6 million in cash and $0.1 million in transaction fees. An additional $25,000 was retained in an escrow account, which is payable to BBN’s former shareholders and subject to any indemnification claims at the end of the applicable escrow period. This was offset by net proceeds of $1.7 million from the sale of certain non-strategic assets acquired from BBN to a third party purchaser and a $50,000 write-off of an accounts payable balance due to BBN. The purchase of these assets was accounted for under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), for intangible assets acquired with a group of other assets not part of a business combination.

Based on the assessment of fair value of the acquired assets acquired from BBN, performed by an independent third party valuation firm, the Company allocated $60,000 to tangible equipment, $0.2 million to inventory and the remaining $0.8 million to intangible assets. The intangible assets represent purchased technologies and are amortized on a straight-line basis over an estimated useful life of seven years. The amortization is recorded in cost of ratable product and related support and services. The accumulated amortization for intangible assets as of December 29, 2007 and December 31, 2006 was $0.3 million and $0.1 million, respectively. The carrying value of these intangibles at December 29, 2007 and December 31, 2006 was $0.6 million and $0.7 million, respectively. Based on identified intangible assets recorded at December 29, 2007, the annual amortization expense for each period is expected to be approximately $0.1 million for each year beginning 2008 through 2012, at which time the intangible assets will be fully amortized.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 16, 2006, the Company purchased certain assets of Little Optics, Inc. for net consideration of $9.5 million. The purchase price consisted of $4.7 million in cash, $4.5 million in an assumed note payable, $251,000 in fair value of a warrant to purchase 0.1 million shares of Series G convertible preferred stock, and $90,000 in net liabilities assumed. Upon the closing of the IPO, this preferred stock warrant became a warrant to purchase the same number of shares of common stock and the exercise price remained the same. The purchase of these assets was accounted for under the guidance of SFAS 142 for intangible assets acquired with a group of assets not part of a business combination.

Based on the assessment of fair value of the acquired assets performed by an independent third party valuation firm, the Company allocated $4.5 million to in-process research and development, $3.8 million to tangible equipment and the remaining $1.2 million to intangible assets. The in-process research and development was written off on the acquisition date because technological feasibility had not been established and no alternative future uses existed. The intangible assets represent patents, assembled workforce and customer contracts. The fair values of the intangibles on the date of acquisition are amortized on a straight-line basis over their estimated useful lives ranging from three to fifteen years. The amortization is recorded in amortization of intangible assets on the statement of operations. The accumulated amortization for these intangible assets was approximately $0.2 million and $0.1 million as of December 29, 2007 and December 31, 2006, respectively. The carrying value of these intangibles at December 29, 2007 and December 31, 2006 was $1.0 million and $1.1 million, respectively. Based on identified intangible assets recorded at December 29, 2007, the annual amortization expense for each period is expected to be approximately $0.1 million for each year beginning 2008 through 2012, $55,000 in 2013 through 2020 and $34,000 in 2021, at which time the intangible assets will be fully amortized. The in-process research and development charge of $4.5 million was recorded in research and development expense in 2006.

On January 23, 2007, the Company entered into an asset purchase agreement with Broadwing, a division of Level 3, pursuant to which the Company agreed to purchase various assets associated with the former supply of Broadwing products, consisting primarily of test and manufacturing equipment for $1.2 million. Based on an assessment by management of the fair value of the assets, $0.7 million of the acquisition cost was allocated to equipment retained by the Company for internal use and $0.5 million was allocated to assets held for sale. In 2007, the Company had generated proceeds of $3.1 million from the sale of a portion of the assets held for sale and resulted in a gain of $2.7 million reflected as a component of other income (expense), net. The balance of the assets held for sale was immaterial at December 29, 2007. The equipment retained for internal use was redeployed and depreciation commenced in accordance with the Company’s depreciation policy.

5.      Basic and Diluted Net Loss Per Common Share

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
Net loss	$(55,342)	$(89,935)	$(64,826)
Weighted average common shares outstanding net of weighted-average common shares subject to repurchase	50,732	6,036	4,605

Basic and diluted net loss per common share	$(1.09)	$(14.90)	$(14.08)

The following outstanding options, common stock subject to repurchase, convertible preferred stock, right to acquire stock under the ESPP, RSUs and warrants to purchase convertible preferred stock and common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (in thousands):

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
Options to purchase common stock	11,125	7,872	6,696
Common stock subject to repurchase	1,086	1,513	739
Options outstanding related to non-recourse notes	—	114	331
Employee stock purchase plan	500	—	—
Restricted stock units	616	—	—
Convertible preferred stock (as converted basis)	—	59,428	45,297
Convertible preferred and common stock warrants (as converted basis)	768	1,333	867

6.     Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following (in thousands):

	December 29, 2007	December 31, 2006
Deferred ratable product and related support and services, current	$167,031	$101,080
Deferred ratable product and related support and services, non-current	7,406	9,873

Total deferred revenue	$174,437	$110,953

Deferred inventory costs, current	$78,362	$62,936
Deferred inventory costs, non-current	3,260	4,317

Total deferred inventory costs	$81,622	$67,253

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue from 3.7 years in the third quarter of 2006 to 1.3 years in the fourth quarter of 2006. This reduction in the amortization period was primarily due to the contractual changes in the software warranty period as discussed above and the Company’s standard practice of negotiating shorter contractual software warranty periods in new contracts.

7.     Commitment and Contingencies

Leases

The Company leases facilities under non-cancelable operating lease agreements. The Company had five primary lease agreements at December 29, 2007: two covering its headquarters, research and development (R&D) and manufacturing facility in Sunnyvale, California, one covering its R&D and manufacturing facility in Allentown, Pennsylvania, one covering its R&D facility in Annapolis Junction, Maryland, and one covering its software development facility in Bangalore, India. Terms of the leases are from one to seven years. Additionally, the Company leases sales office space in China, Germany, Hong Kong, Korea and the United Kingdom, which leases expire between 2007 and 2009.

Included as part of the five primary lease agreements, on August 31, 2005, the Company entered into a 15-month lease for office space adjacent to its manufacturing facility in Sunnyvale, California, expiring on December 31, 2006. On July 24, 2006, this lease was extended for an additional year and expires on December 31, 2007. In June 2007, the Company exercised its option to extend the lease for an additional three years effective January 1, 2008.

Additionally, on July 17, 2006, the Company entered into a five year lease expiring on August 31, 2011 for additional office space adjacent to its existing Sunnyvale, California facility. This new space serves as the Company’s administrative headquarters. On May 29, 2007, this lease was amended to include warehouse space in an adjacent building.

On July 13, 2006, the Company entered into a supply and services agreement with Broadwing, whereby the Company agreed to manufacture, sell and provide support for certain of its division products. In connection with the agreement, the Company assumed a sublease for a manufacturing facility in Maryland, where the manufacture of the products would continue. The sublease expired on October 31, 2007 and the Company vacated the premises at that time. Total expense for this lease was $0.4 million and $0.3 million for 2007 and 2006, respectively.

The Company recognizes rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense for all leases was $3.6 million, $1.7 million and $1.4 million for 2007, 2006 and 2005, respectively.

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 29, 2007 and December 31, 2006, these non-cancelable purchase commitments were $33.7 million and $39.2 million, respectively.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s contractual obligations as of December 29, 2007:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations	$33,652	$33,652	$—	$—	$—
Operating leases	13,653	3,566	6,723	3,364	—

Total contractual obligations	$47,305	$37,218	$6,723	$3,364	$—

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

To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements. The Company has agreed to indemnify Level 3 in connection with the lawsuit filed by Cheetah Omni LLC on May 9, 2006 (see Note 15 of Notes to Consolidated Financial Statements for Legal Matters). The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent the Company’s product is found to infringe the two Cheetah Omni LLC patents at issue (patent No. 6,795,605 and 7,142,347), and the Company has assumed the defense of this matter.

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 29, 2007, as this liability is not reasonably estimable even though liability under these agreements is not remote.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     Debt Obligations

Debt consisted of the following:

	December 29, 2007	December 31, 2006
	(In thousands)
Bank loans due 2007-2009	$—	$23,481
Assumed debt from acquisition of assets due 2007	—	4,500
Other debt due 2007-2013	—	401

Total debt	—	28,382
Less current maturities	—	20,025

Long-term debt	$—	$8,357

The Company completed its IPO in June 2007 and generated net proceeds of $190.1 million. Subsequent to the IPO, the Company used $29.3 million to pay off all of its outstanding debt except a $4.5 million promissory note related to an asset acquisition. In September 2007, the Company fully repaid this promissory note and had no debt outstanding as of December 29, 2007.

On August 16, 2006, the Company purchased certain assets of Little Optics, Inc. The purchase price was paid in part with a $4.5 million promissory note which bears simple interest of 4% per annum. The principal amount together with accrued and unpaid interest of $0.2 million was due on October 2007. In September 2007, the Company repaid this promissory note in full.

On July 31, 2003, the Company entered into a loan agreement with a financial institution that allows for borrowings of up to $0.1 million. The agreement was amended in 2004 to allow for an additional borrowing amount of $0.2 million and subsequently, $0.2 million was borrowed under the same arrangement. The weighted average interest rate under this credit facility as of June 30, 2007 was 6.0%. Under the agreements, warrants to purchase 5,049 shares of common stock at $8.96 per share were issued. The fair value of these warrants on the date of grant was estimated to be $5,854. The amounts recorded as interest expense were not material for 2007, 2006 and 2005. The principal balance outstanding and classified as non-current was $0.3 million at December 31, 2006. This loan was repaid in June 2007, and no additional borrowings are allowed under this credit facility.

On December 29, 2004, the Company entered into a growth capital loan agreement with two co-lender financial institutions. The agreement allowed for borrowings of up to $10.0 million. The loan was secured by, among other things, a lien on the Company’s intellectual property. The interest rate for the arrangement was 12% for $7.0 million and 11.5% for the remaining $3.0 million through June 30, 2005, and then the higher of 11% or prime plus 6.25% for $10.0 million thereafter over three years. In January 2005, the Company borrowed $3.0 million under this line. Under this agreement, warrants to purchase 0.1 million shares of Series E convertible preferred stock at $2.40 per share were issued. The fair value of these warrants at the date of grant was estimated to be $0.2 million. In March 2005, the Company issued additional warrants to purchase 0.1 million shares of Series E convertible preferred stock at $2.40 per share when the Company borrowed the remaining $7.0 million under this line. The fair value of these warrants on the date of grant was estimated to be $0.1 million. The weighted average interest rate under this credit facility as of June 30, 2007 was 18.3%. The amounts recorded as interest expense for both warrant issuances were $155,682, $111,634 and $99,875 for 2007, 2006 and 2005, respectively. The principal balance outstanding was $6.2 million, of which $3.5 million and $2.7 million were classified as current and non-current, respectively, at December 31, 2006. This loan was repaid in June 2007, and no additional borrowings are allowed under this credit facility.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 29, 2004, the Company entered into a borrowing arrangement with a financial institution. This arrangement provided for two facilities, an operating line of credit and a revolving line of credit. The operating line of credit allowed for borrowings secured by approved accounts receivable and purchase orders. The revolving line allowed for borrowing subject to the Company maintaining certain minimum cash balances. Total borrowings under the arrangement could not exceed $20.0 million and bore interest at various rates of interest depending on the facility. The total available credit under the agreement was reduced by, among other things, any stand-by letters of credit outstanding. Under this agreement, warrants to purchase 62,500 shares of Series E convertible preferred stock at $2.40 per share and 9,259 shares of Series G convertible preferred stock at $5.40 per share were issued. The fair value of these warrants on the date of grant was estimated to be $0.1 million. The amounts recorded as interest expense were $20,712, $36,507 and $74,460 for 2007, 2006 and 2005, respectively. The arrangement was scheduled to expire on June 28, 2006 but was amended a number of times in 2006 by mutual consent to, among other things, extend the maturity date, extend the deadline for providing audited financial statements and waive the deadline for certain other management reports. On October 6, 2006, the arrangement was amended to allow the Company to borrow against its accounts receivable, to increase the facility amount to $25.0 million, to reduce the interest rate on the revolving line to the greater of prime or 6.25% and to extend the maturity date to September 27, 2007. The weighted average interest rate under all sub-facilities as of June 30, 2007 was 8.3%. As of December 31, 2006, there were no outstanding balances on the operating line of credit. As of December 31, 2006, the principal balance outstanding under the revolving loan was $9.5 million, which was classified as current. This loan was repaid in June 2007.

On June 21, 2005, the Company entered into a loan arrangement with a financial institution. This arrangement provided for two separate sub-facilities, a term loan and a revolving facility. Under the arrangement, the maximum term advance shall not exceed $5.5 million and the maximum revolving advance shall not exceed $6.0 million; provided, however, that at no time may the total outstanding loan obligations under the arrangement exceed $10.0 million. Under the arrangement, the Company maintained on deposit with the bank an unrestricted compensating balance of $4.0 million. The arrangement was secured by, among other things, the Company’s equipment and certain intellectual property. The term facility was repayable over a three-year period and the revolving facility was repayable over a period of twelve months. The interest rate for the arrangement was at a variable rate of 0.50% above the prime interest rate. In connection with the loan arrangement, the Company granted warrants to purchase 19,824 shares of Series F convertible preferred stock at an exercise price of $3.78 per share. The fair value of these warrants on the date of grant was estimated at $35,599. For 2006 and 2005, the amounts recorded as interest expense were not material and at December 31, 2006, the value of the warrant was fully amortized. During 2006, the loan arrangement was amended at various times by mutual consent to extend the maturity date, amend certain definitions in the agreement, permit the acquisition of the assets of Little Optics, Inc. and waive specified management reports. On October 31, 2006, the arrangement was amended and restated to terminate the term loan and revolving facility, replace them with a new three-year variable rate term facility and the amount borrowed previously under the term loan and revolving facility was repaid from the proceeds of this new facility. Total borrowings under this new facility may not exceed $15.0 million. In February and March 2007, the Company borrowed approximately $7.0 million under this facility. As a result, borrowings under the facility were fully utilized. The interest rate on this new facility was set at the bank’s prime rate and the Company was required to comply with certain information reporting requirements. The weighted average borrowing rate under this facility was 8.25% at June 30, 2007. The principal balance outstanding under this facility was $7.8 million, of which $2.5 million and $5.3 million were classified as current and non-current, respectively, at December 31, 2006. This loan was repaid in June 2007, and no additional borrowings are allowed under this credit facility.

On June 26, 2006, the Company entered into a premium financing agreement with a financial institution for $0.2 million. The loan was repayable over ten months and bears interest at a rate of 6.0% per annum. The principal balance outstanding under this loan was approximately $86,000 at December 31, 2006, which was classified as current. This loan was repaid in April 2007, and no additional borrowings are allowed under this credit facility.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2007, the Company had no access to additional funds under any credit facilities.

9. Founder’s Stock, Restricted Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Founders’ Stock

In December 2000, the Company issued 1.4 million shares of common stock at $0.004 per share to a founder of the Company for cash proceeds of $5,500. In March 2001, the Company repurchased 0.4 million of these shares at the original issuance price of $0.004 per share for a total of $1,500. In March 2001, the Company issued 2.0 million shares, at $0.10 per share, to the other founders of the Company for cash proceeds of $0.2 million. The founders’ shares are subject to adjustment for certain events, including mergers, stock dividends, stock splits, and other events. The founders’ shares vested over four years: 20% immediately, and 1.667% per month for 48 months thereafter. At December 31, 2006, all of the shares of the founders’ common stock were fully vested.

One of the founders who received a grant of 1.0 million shares of common stock in March 2001 was an advisor to the Company from March 2001 to May 2001. Accordingly, the Company recorded a compensation charge of $9,000, which was calculated using the Black-Scholes option-pricing model. This founder became an employee of the Company in May 2001, whereupon his stock grant was remeasured due to a change in employment status. The intrinsic value of the unvested shares of common stock as of the change of employment status was $0.7 million. This amount was recognized over the remaining vesting period. For 2005, the Company recorded a compensation charge of $45,000. At December 31, 2006, the common stock was fully vested.

Restricted Stock

In March 2001, the Company issued 0.2 million and 0.1 million shares of restricted common stock at $0.10 per share to a member of the Board of Directors and an employee of the Company, respectively, for total cash proceeds of $30,000. The 0.1 million shares of restricted common stock issued to the employee are under the Company’s 2000 Stock Option Plan. In November 2001, the Company issued 42,500 shares of restricted common stock at $1.40 per share to another member of the Board of Directors of the Company for cash proceeds totaling $59,500. These restricted shares are subject to adjustment for certain events, including mergers, stock dividends, stock splits and other events. These restricted shares vest over four years. In connection with a software license agreement in June 2004, the Company issued 7,500 shares of restricted common stock at $1.84 per share for cash proceeds of $13,800. These restricted shares vested over one year. At December 31, 2006, 0.3 million shares of restricted common stock were fully vested.

Convertible Preferred Stock

The following is a schedule of authorized, issued and outstanding shares of each series of convertible preferred stock as of December 31, 2006 (in thousands):

	Authorized Shares	Shares Issued and Outstanding December 31, 2006
Series A	3,919	3,691
Series B	2,128	2,112
Series C	1,335	1,335
Series D	7,143	6,920
Series E	22,975	21,590
Series F	3,000	2,723
Series G	21,500	20,435

Total convertible preferred stock	62,000	58,806

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2005, the Company issued 2.7 million shares of Series F convertible preferred stock at $3.78 per share for net proceeds of $10.3 million, net of issuance costs, to fund its current operations. Of the shares of Series F convertible preferred stock sold in June 2005, 2.6 million were sold to a customer of the Company and the remaining 0.1 million shares were sold to an employee of the Company, each on substantially the same terms and conditions. The Company determined that the Series F convertible preferred stock was issued at fair value and, therefore, no contra revenue charges or employee compensation charges were recorded as part of these sales of Series F convertible preferred stock.

During the fourth quarter of 2005, the Company issued 6.3 million shares of Series G convertible preferred stock at $5.40 per share for $31.1 million, net of issuance costs, to various investors. In January, March, May, July and October of 2006, the Company issued a total of 14.1 million shares of Series G convertible preferred stock for $73.4 million, net of issuance costs. The purchase price for these issuances was $5.40 per share, with the exception of a board member’s purchase of 67,934 shares at $7.36 per share in October 2006. These issuances completed the sale of Series G convertible preferred stock which began in October of 2005. Total Series G convertible preferred stock issued was 20.4 million shares for $105.1 million, net of issuance costs.

In connection with the Company’s IPO, the Company’s outstanding convertible preferred stock was converted into common stock of the Company.

Convertible Preferred and Common Stock Warrant Liabilities

The following convertible preferred stock warrants were converted into common stock warrants upon the completion of the IPO (in thousands, except per share data):

Stock	Expiration Date	Convertible Preferred Stock Warrants					Commons stock warrants
		Shares as of			Fair value (1)		Shares as of June 12, 2007	Exercise Price per Share
		Exercise Price per Share	June 12, 2007	December 31, 2006	June 12, 2007	December 31, 2006
Series A convertible preferred	Apr 2006 to July 2008	$10.00	135	135	$2,061	$445	139	$9.68
Series B convertible preferred	Mar 2009	$13.96	16	16	227	59	18	$12.44
Series E convertible preferred	Dec 2011	$2.40	292	292	6,336	1,568	292	$2.40
Series F convertible preferred	Jun 2012	$3.78	20	20	404	93	20	$3.78
Series G convertible preferred	Nov 2010 to Aug 2011	$5.40	828	828	15,566	3,212	828	$5.40
Common Stock	July 2013 to May 2016	$8.96	36	36	576	32	36	$8.96

Total			1,327	1,327	$25,170	$5,409	1,333

(1)	As of June 12, 2007, immediately before the conversion of convertible preferred stock warrants to common stock warrants.

The fair value of these warrants was estimated at the date of grant using a probability weighted average of per-share values using the Black-Scholes and Lattice option pricing models.

During 2007, warrants to purchase 0.6 million shares of common stock were exercised with cash and by net exercise. The aggregate consideration for such exercises was equal to $3.2 million of which approximately $45,000 was in cash and the remainder was by way of ‘net exercise’ as permitted by the terms of the warrants. As of December 29, 2007, there were warrants to purchase 0.8 million shares of common stock outstanding with exercise prices ranging from $2.40 to $8.96 per share and a weighted average price of $5.19 per share. These warrants expire between 2010 and 2013.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.   Common Stock

In December 2000, the Company adopted the 2000 Stock Plan (2000 Plan). Under the 2000 Plan, as amended, the Company has reserved an aggregate of 15.8 million shares of its common stock for issuance. As of December 29, 2007, options to purchase 7.3 million shares of the Company’s common stock were outstanding. The Company’s Board of Directors has decided not to grant any additional options or other awards under the plan following the IPO. However, the plan will continue to govern the terms and conditions of the outstanding awards previously granted under the plan.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock award activity and related information for 2005, 2006 and 2007:

	Shares Available for Grant (1)	Awards and Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (2)
	(In thousands, except per share amounts)
Balance at December 31, 2004	730	5,190	$1.47
Additional options authorized	2,500	—	—
Granted	(2,767)	2,767	$1.16
Exercised	—	(1,162)	$0.86
Canceled	99	(99)	$1.82

Balance at December 31, 2005	562	6,696	$1.44
Additional options authorized	5,750	—	—
Granted	(4,670)	4,670	$1.96
Exercised	—	(3,066)	$1.43	$759
Canceled	428	(428)	$1.21

Balance at December 31, 2006	2,070	7,872	$1.77	$1,927
Additional options and RSUs authorized	13,600	—	—
Options granted	(5,148)	5,148	$11.88
RSUs granted	(630)	630	$—
Options exercised	—	(1,602)	$2.19	$17,605
RSUs canceled	14	(14)	$—
Options canceled	292	(292)	$4.53

Balance at December 29, 2007	10,198	11,742 (3)	$5.98	$97,808

(1)	Shares available for grant under the 2000 Plan and 2007 Plan, as applicable. The Company does not intend to grant any additional options or other awards under the 2000 Plan.
(2)	The aggregate intrinsic value of unexercised options and unvested RSUs is calculated as the difference between the exercise price of the underlying equity awards and the closing price of the Company’s common stock at year end. The aggregate intrinsic value of options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock option awards.
(3)	Balance includes 616,417 shares of RSUs granted, net of cancellations and non-vested, as of December 29, 2007. Balance includes 11,125,488 shares subject to options, net of cancellations, at December 29, 2007 at a weighted average price of $6.31 per share.

Options outstanding that have vested and are expected to vest as of December 29, 2007 are as follows:

	Number of shares	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term	Aggregate Intrinsic Value (1)
	(In thousands)		(In years)	(In thousands)
Vested	3,658	$3.04	7.46	$40,341
Expected to vest (2)	7,227	7.91	8.97	47,348

Total vested and expected to vest	10,885	$6.31	8.47	$87,689

Not expected to vest	240
	11,125

(1)	These amounts represent the difference between the exercise price and the Company’s closing stock price as of December 29, 2007.
(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 29, 2007.

	Options Outstanding			Vested and Exercisable Options (1)
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In Years)		(In thousands)
$0.76 - $1.84	2,351	6.73	$1.39	1,615	$1.48
$2.00 - $4.04	4,666	8.49	$2.35	1,662	$2.26
$7.68 - $19.14	3,725	9.42	$12.79	375	$12.86
$20.30 - $23.86	383	9.76	$21.63	6	$20.67

	11,125	8.47	$6.31	3,658	$3.04

(1)	All options under the 2000 Plan may be exercised prior to vesting but are subject to repurchase at the original issuance price in the event the optionees’ employment is terminated prior to vesting in its entirety.

Information with respect to restricted stock units as of December 29, 2007 is as follows:

(In thousands, Except Per Share Amounts)	Number of Shares	Weighted Average Grant- Date Fair Value	Aggregate Fair Value (1)
Outstanding at December 31, 2006	—	$—
Granted	630	$20.07
Vested	—	$—	$—
Canceled	(14)	$19.81

Outstanding at December 29, 2007	616	$20.08

(1)	Represents the value of Infinera stock on the date that the restricted stock units vest.

11.   Shares Reserved for Future Issuances

Common stock reserved for future issuance was as follows (in thousands):

	December 29, 2007
	(In thousands)
Outstanding stock options and awards	11,742
Reserved for future grants	10,198	(1)

Total common stock reserved for stock options	21,940
Warrants to purchase common stock	768

Total common stock reserved for future issuances	22,708

(1)	Shares available for grant under the 2000 Plan and 2007 Plan, as applicable. The Company does not intend to grant any additional options or other awards from the remaining 1.1 million shares available under the 2000 Plan.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.   Income Taxes

The following is a geographic breakdown of the current provision for income taxes (in thousands):

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
Domestic	$3	$5	$7
Foreign	265	67	5

Total	$268	$72	$12

Total worldwide pretax loss is comprised of a U.S. loss of $56.6 million and foreign income of $1.5 million.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows, for the years ended December 29, 2007, December 31, 2006 and December 31, 2005.

	December 29, 2007	December 31, 2006	December 31, 2005
(Benefit)/Provision at federal statutory rate	-35.00%	-35.00%	-35.00%
State, net of federal benefit	-4.66%	-5.01%	-5.45%
Credits—current year	-2.84%	-0.10%	-1.27%
Warrant interest	12.56%	1.06%	0.00%
Stock-based compensation	5.87%	0.39%	0.03%
Foreign tax rate differential	-0.50%	-0.27%	-0.15%
Other		0.67%	0.16%
Change in valuation allowance	24.39%	38.85%	41.76%

(Benefit)/Provision for income taxes	0.49%	0.08%	0.02%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 29, 2007	December 31, 2006	December 31, 2006
	(In thousands)
Deferred tax assets:
Net operating losses	$95,761	$82,550	$61,755
Research credits	10,599	8,070	7,901
Nondeductible	12,332	8,321	4,205
Capitalized software	2,265	1,979	564
Intangibles	24,082	27,635	19,771

Total deferred tax assets	145,039	128,555	94,196
Valuation allowance	(145,039)	(128,555)	(94,196)

Net deferred tax assets	$—	$—	$—

Since inception, the Company has incurred net operating losses and, accordingly, has not recorded a U.S. Federal or State provision for income taxes for any periods presented. As of December 29, 2007, the Company had net operating loss carry-forwards available to offset future taxable income for federal income tax purposes of

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $239.4 million, which expire beginning in the year 2021 if not utilized. As of December 29, 2007, the Company also has state net operating loss carry-forwards of approximately $225.3 million, which expire beginning in the year 2013 if not utilized. The Company has federal and California research and development credits available to reduce future tax expense of approximately $7.3 million and $5.0 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date. The amount of net operating loss carry-forwards related to excess stock option deductions is approximately $13.5 million for which a full valuation allowance has been recorded on the related gross deferred tax assets. When the excess stock option deductions are utilized in the form of a net operating loss deduction, these amounts will result in a credit to shareholders’ equity.

As of December 29, 2007, the Company recorded a full valuation allowance against its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carry-forwards will expire between 2013 and 2026. Utilization of these net operating losses and credit carry-forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure. In 2007, the Company performed an analysis of the potential changes in ownership and determined that changes in ownership have occurred that would limit tax attribute carry-forwards. However, based on the work performed, the Company believes the limitations are not significant enough to impact future utilization of tax attributes.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), at the beginning of 2007. At the adoption date of January 1, 2007, the cumulative unrecognized tax benefit was $6.4 million which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there would be no effect on the Company’s effective tax rate. Upon adoption of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of approximately $36,000.

At December 29, 2007, the cumulative unrecognized tax benefit was $6.7 million that was substantially netted against deferred tax assets with a full valuation allowance. Included in the $6.7 million of cumulative unrecognized tax benefit, approximately $71,000 impacted the Company’s effective tax rate during 2007. At December 29, 2007, the Company had $107,000 of unrecognized tax benefits related to uncertain tax positions. There are no penalties or interest associated with these tax positions. Tax returns for all years after 2002 are subject to future examination by the major taxing jurisdictions to which the Company is subject.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2000 to 2006 due to the net loss carryovers from those years.

For FIN 48 purposes, the Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal, state and foreign income taxes.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a roll-forward of the total gross unrecognized tax benefits liabilities for 2007 (in thousands):

Balance as of January 1, 2007	$6,400
Tax positions related to current year:
Additions	237
Reductions	—
Tax positions related to prior years:
Additions	112
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance as of December 29, 2007	$6,749

Over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

The Company’s policy with respect to its undistributed foreign subsidiary earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 29, 2007 the undistributed earnings approximated $2.7 million.

13. Segment Information

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Year Ended December 29, 2007	Years Ended December 31,
		2006	2005
	(In thousands)
North America	199,893	49,901	2,660
Europe, Middle East and Africa	43,368	7,565	776
Asia Pacific	2,591	770	691

Total revenue	$245,852	$58,236	$4,127

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net

	December 29, 2007	December 31, 2006
	(In thousands)
North America	$36,270	$26,030
Europe, Middle East and Africa	—	3
Asia Pacific	703	632

Total property, plant and equipment, net	$36,973	$26,665

14. Employee Benefit Plan

In July 2001, the Company’s Board of Directors approved the adoption of a savings plan under Section 401(k) of the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were immaterial for 2007, 2006 and 2005.

15. Legal Matters

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from two to five years. Hardware product warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is expressly limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the 2007 and 2006 are summarized below.

	December 29, 2007		December 31, 2006
	(In thousands)
Balance at the beginning of the period	$2,717		$1,692
Charges to operations	10,258		4,166
Utilization	(4,873)		(2,090)
Change in estimate	1,890	(1)	(1,051	)(2)

Balance at the end of the period	$9,992		$2,717

(1)	This unfavorable change in estimate primarily represented higher than expected costs of replacing defective products due to reduced usage of lower cost repaired products in the repair process.
(2)	This favorable change in estimate was primarily due to continued improvements in overall actual failure rates and the impact of these improvements on the Company’s estimate of expected future returns.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

The Company had $2.7 million of standby letters of credit outstanding as of December 29, 2007. These consisted of $0.8 million related to property leases, $1.2 million related to a value added tax license for Europe, $0.3 million related to customs clearing and $0.4 million related to a customer proposal guarantee. The Company had $3.2 million of stand-by letters of credit outstanding as of December 31, 2006, of which $1.0 million related to property leases, $1.2 million related to a vendor credit line and $1.0 million related to a value added tax license for Europe.

17. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations” and SFAS No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS No. 160 will not impact the Company’s consolidated financial statements.

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

INFINERA CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 29, 2007. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report and you should read the following table in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	2006				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 29	Dec. 29
	(In thousands, except per share data)
Revenue:
Ratable product and related support and services	$2,653	$4,054	$6,118	$40,153	$45,947	$54,411	$62,130	$75,257
Product	—	—	1,578	3,680	3,245	4,005	25	832

Total revenue	2,653	4,054	7,696	43,833	49,192	58,416	62,155	76,089
Cost of revenue:
Cost of ratable product and related support and services	5,485	4,488	7,967	30,132	34,843	37,529	37,620	42,867
Lower of cost or market adjustment	4,325	3,657	4,172	9,539	1,067	2,219	3,184	5,843
Cost of product	—	—	311	1,349	1,363	2,488	18	222

Total cost of revenue	9,810	8,145	12,450	41,020	37,273	42,236	40,822	48,932

Gross profit (loss)	(7,157)	(4,091)	(4,754)	2,813	11,919	16,180	21,333	27,157
Operating expenses	10,525	13,720	22,927	25,183	29,288	25,875	29,722	34,800

Loss from operations	(17,682)	(17,811)	(27,681)	(22,370)	(17,369)	(9,695)	(8,389)	(7,643)
Other income (expense), net	(496)	(370)	(892)	(2,561)	(2,415)	(16,368)	2,925	3,880

Loss before provision for income taxes	(18,178)	(18,181)	(28,573)	(24,931)	(19,784)	(26,063)	(5,464)	(3,763)
Provision for income taxes	15	15	23	19	29	33	62	144

Net loss	(18,193)	(18,196)	(28,596)	(24,950)	(19,813)	(26,096)	(5,526)	(3,907)

Net loss per common share, basic and diluted	$(3.63)	$(3.23)	$(4.42)	$(3.55)	$(2.62)	$(1.10)	$(0.07)	$(0.04)

The Company’s operating results may fluctuate due to a variety of factors, many of which are outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. You should not rely on the Company’s past results as an indication of its future performance.

Revenue has increased sequentially in each of the quarters presented due to increases in the number of products sold to new and existing customers and the shortening of the Company’s ratable revenue recognition period to 1.3 years in the fourth quarter of 2006. In the fourth quarter of 2006, the Company amended several of its significant sales contracts to shorten its contractual software warranty period. This shortening of the ratable revenue recognition period was responsible for $28.2 million of the $36.1 million increase in revenue and $20.0 million of the $28.6 million increase in cost of revenue from the third quarter of 2006 to the fourth quarter of 2006. The remainder of the increase in revenue of $7.9 million and cost of revenue of $8.6 million reflects the impact of increased levels of invoiced shipments throughout 2006.

Upon the closing of the Company’s IPO in June 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to FSP 150-5. In 2007, (through the completion of the Company’s IPO in June 2007), the Company recorded $19.8 million of expense reflected in other income (expense), net to reflect the increase in fair value during the period.

In January 2007, the Company entered into an asset purchase agreement with Broadwing, a division of Level 3, pursuant to which the Company agreed to purchase various assets associated with the former supply of Broadwing products. In 2007, the Company had generated proceeds of $3.1 million from the sale of a portion of the assets held for sale and resulted in a gain of $2.7 million reflected in other income (expense), net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of Infinera’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We are not yet subject to Section 404 of the Sarbanes-Oxley Act which, when applicable, will require us to include Management’s Annual Report on Internal Control Over Financial Reporting and an Attestation Report of an Independent Registered Public Accounting Firm in our Annual Report on Form 10-K. Under the applicable rules of the Securities and Exchange Commission, or SEC, Section 404 will not apply to us until the due date of our annual report for the year ending December 27, 2008.

As of December 29, 2007, an evaluation was performed by management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

As disclosed in our Registration Statement on Form S-1 dated October 30, 2007 and in our Form 10-Q dated November 9, 2007, our management had determined that, as of those dates, a material weakness existed related to our internal controls over non-routine manual accounting and reporting processes. We have now completed a remediation plan which addressed this material weakness. Specifically, we have introduced additional accounting procedures which include re-performance testing, more detailed reconciliations and increased review in our revenue and net loss per common share processes. Management has completed an evaluation of the effectiveness of these additional controls and has concluded that the material weakness described above had been remedied as of December 29, 2007 and no longer existed as of that date.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to Infinera’s directors and executive officers is incorporated by reference to the information set forth in Infinera’s proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Infinera’s fiscal year ended December 29, 2007. For information pertaining to executive offers and directors of Infinera, refer to the “Management” section of Part 1, Item 1 of this annual report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of the Company, with regard to their Infinera-related activities. The full text of our code of business conduct and ethics is posted on our web site at http://www.infinera.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our web site identified above. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts (in millions)

	Year Ended
	December 29, 2007	December 31,
		2006	2005
Deferred tax asset, valuation allowance
Balance at beginning of year	$129	$94	$71
Additions charged to valuation allowance	16	35	23
Reductions from valuation allowance	—	—	—

Balance at end of year	$145	$129	$94

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.3	Amended and Restated Bylaws. (1)

4.1	Form of Common Stock certificate of the Registrant. (5)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)

10.2*	2000 Stock Plan, as amended, and forms of stock option agreements thereunder. (2)

10.3*	2007 Equity Incentive Plan and forms of stock option agreements thereunder. (2)

10.4*	2007 Employee Stock Purchase Plan. (2)

10.5*	2007 Executive Bonus Plan. (4)

10.6*	Form of Change of Control Severance Agreement for Registrant’s chief executive officer, chief financial officer and chief operating officer, as amended. (6)

10.7*	Form of Change of Control Severance Agreement for Registrant’s other officers, as amended. (6)

10.8†	Master Acquisition Agreement by and between BTE Equipment, LLC and Registrant dated April 11, 2005, as amended on May 19, 2005, August 8, 2005, November 15, 2006 and February 23, 2007. (3)

10.9†	Amendment No. 5 to Master Acquisition Agreement between BTE Equipment, LLC and Registrant dated October 1, 2007.

10.10†	Amendment No. 6 to Master Acquisition Agreement between BTE Equipment, LLC and Registrant dated December 16, 2007.

10.11	Lease Agreement between Legacy Partners I Sunnyvale, LLC and Registrant dated December 20, 2005, as amended on February 2, 2006 for Bordeaux Drive, Sunnyvale, CA premises. (2)

10.12	Lease Agreement between SCM Properties, LLC and Registrant, dated July 17, 2006, as amended on November 2, 2006 for Java Drive, Sunnyvale, CA premises. (2)

10.13	Amendment 2 to Lease Agreement with SCM dated May 29, 2007. (7)

10.14	Addendum No. 1 to Amendment 2 to Lease Agreement with SCM Properties dated May 29, 2007. (7)

10.15	Offer Letter Agreement by and between Registrant and Duston M. Williams dated May 1, 2006. (2)

10.16	Offer Letter Agreement by and between Registrant and Scott A. Chandler dated February 26, 2003. (5)

10.17	Offer Letter Agreement by and between Registrant and Michael O. McCarthy III dated January 16, 2003. (5)

14.1	Code of Ethics.

21.1	Subsidiaries of Registrant. (2)

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which executive officers are eligible to participate and directors in regards to Items 10.2 and 10.3.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been submitted separately to the Securities and Exchange Commission.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the Commission on June 12, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Form S-1 (No. 333-140876), filed with the Commission on February 26, 2007, as amended.
(3)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the Commission on March 9, 2007.
(4)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the Commission on April 4, 2007.
(5)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the Commission on April 27, 2007.
(6)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the Commission on May 10, 2007.
(7)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the Commission on August 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2008

Infinera Corporation Registrant

By:	/s/ DUSTON M. WILLIAMS
Duston M. Williams
Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAGDEEP SINGH	/s/ ALEXANDRE BALKANSKI
Jagdeep Singh	Alexandre Balkanski
Chairman, President and Chief Executive Officer February 13, 2008	Director February 13, 2008

/s/ DUSTON M. WILLIAMS	/s/ KENNETH A. GOLDMAN
Duston M. Williams	Kenneth A. Goldman
Chief Financial Officer, Principal Financial and Accounting Officer February 13, 2008	Director February 13, 2008

/s/ REED E. HUNDT	/s/ HUGH C. MARTIN
Reed E. Hundt	Hugh C. Martin
Executive Vice President, Chief Financial and Enterprise Services Officer and Principal Accounting Officer February 13, 2008	Director February 13, 2008

/s/ DAN MAYDAN, PH.D.	/s/ CARL REDFIELD
Dan Maydan, Ph.D.	Carl Redfield
Director February 13, 2008	Director February 13, 2008

/s/ PRADEEP S. SINDHU, PH.D.
Pradeep S. Sindhu, Ph.D.
Director February 13, 2008