Form 10-Q
period 2008-03-29
INFINERA CORP
filed 2008-05-01
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

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

As of April 18, 2008, 92,787,219 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 29, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per values)

	March 29, 2008	December 29, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$121,930	$91,209
Short-term investments	91,813	181,168
Short-term restricted cash	773	743
Accounts receivable	42,547	39,216
Other receivables	1,785	1,127
Inventory	59,241	58,579
Deferred inventory costs	55,760	78,362
Prepaid expenses and other current assets	3,525	3,941

Total current assets	377,374	454,345
Property, plant and equipment, net	38,343	36,973
Intangible assets	1,475	1,541
Deferred inventory costs, non-current	2,840	3,260
Long-term investments	99,785	30,116
Long-term restricted cash	2,050	2,594
Other non-current assets	1,579	359

Total assets	$523,446	$529,188

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,734	$17,504
Accrued expenses	9,226	9,497
Accrued compensation and related benefits	7,983	17,749
Accrued warranty	5,807	4,974
Deferred revenue	128,831	167,031

Total current liabilities	176,581	216,755
Accrued warranty, non-current	5,220	5,018
Deferred revenue, non-current	6,663	7,406
Long-term exercised unvested options	639	825
Other long-term liabilities	5,201	4,610
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares - 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 29, 2008 and December 29, 2007 Issued and outstanding shares – 92,633 as of March 29, 2008 and 91,580 as of December 29, 2007, respectively	93	92
Additional paid-in capital	674,773	663,870
Accumulated other comprehensive income (loss)	(3,851)	78
Accumulated deficit	(341,873)	(369,466)

Total stockholders’ equity	329,142	294,574

Total liabilities, convertible preferred stock and stockholders’ equity	$523,446	$529,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	March 29, 2008	March 31, 2007
Revenue:
Ratable product and related support and services	$72,386	$45,947
Product	64,128	3,245
Services	1,739	—

Total revenue	138,253	49,192
Cost of revenue:
Cost of ratable product and related support and services	35,831	35,910
Cost of product	39,665	1,363
Cost of services	1,190	—

Total cost of revenue	76,686	37,273

Gross profit	61,567	11,919

Operating expenses:
Sales and marketing	10,246	7,636
Research and development	18,293	16,058
General and administrative	8,417	5,557
Amortization of intangible assets	37	37

Total operating expenses	36,993	29,288

Income (loss) from operations	24,574	(17,369)
Other income (expense), net:
Interest income	3,303	185
Interest expense	(3)	(1,063)
Other gain (loss), net	880	(1,537)

Total other income (expense), net	4,180	(2,415)

Income (loss) before provision of income taxes	28,754	(19,784)
Provision for income taxes	1,160	29

Net income (loss)	$27,594	$(19,813)

Net Income (loss) per common share - Basic	$0.30	$(2.62)

Net Income (loss) per common share - Diluted	$0.29	$(2.62)

Weighted average shares used in computing net income (loss) per common share
Basic	91,250	7,560

Diluted	96,692	7,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$27,594	$(19,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,616	2,253
Amortization of debt discount	—	83
Accretion of investment discount	(461)	—
Stock-based compensation expense	4,933	644
Excess tax benefit from stock option transactions	(71)	—
Revaluation of warrant liablities	—	2,500
Tax benefit from stock option transactions	235	—
Gain on sale of assets	(332)	(914)
Other gain	(33)	—
Changes in assets and liabilities:
Accounts receivable	(3,989)	22,193
Inventory	(1,023)	1,522
Prepaid expenses and other current assets	410	(2,178)
Deferred inventory costs	22,805	(6,218)
Other non-current assets	(1,220)	538
Accounts payable	5,792	(14,698)
Accrued liabilities and other expenses	(9,529)	(507)
Deferred revenue	(38,943)	17,467
Accrued warranty	1,035	4,091

Net cash provided by operating activities	9,819	6,963
Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(78,300)	—
Proceeds from sales of investments	58,636	—
Proceeds from maturities of investments and restricted cash	36,600	—
Proceeds from disposal of assets	332	1,139
Purchase of property and equipment	(2,481)	(5,164)

Net cash provided by (used in) investing activities	14,787	(4,025)

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash Flows from Financing Activities:
Principal payments on loan obligations	—	(1,605)
Proceeds from loans	—	7,119
Proceeds from issuance of common stock	6,044	1,644
Excess tax benefit from stock option transactions	71	—
Repurchase of common stock	(3)	(20)

Net cash provided by financing activities	6,112	7,138

Effect of exchange rate changes on cash and cash equivalents	3	10
Net increase in cash and cash equivalents	30,721	10,086
Cash and cash equivalents at beginning of period	91,209	28,884

Cash and cash equivalents at end of period	$121,930	$38,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$1,042
Cash paid for income taxes	$63	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Infinera Corporation (“Infinera” or “the Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera has developed a digital optical networking system (DTN System) and began commercial shipment of its DTN System in November 2004. Infinera’s DTN System is unique in its use of a breakthrough semiconductor technology: the Photonic Integrated Circuit (PIC). Infinera’s DTN System and PIC technology are designed to provide optical networks with simpler and more flexible engineering and operations, faster time-to-service, and the ability to rapidly deliver differentiated services without reengineering their optical infrastructure.

2.	Basis of Presentation

Basis of Financial Statements

The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (GAAP), consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 29, 2007. The interim financial information is unaudited, but reflects all normal adjustments that are, in management’s opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with United States GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, valuation of financial instruments, warranty reserve, cash, cash equivalents and short and long-term investments, inventory valuation, stock based compensation and accounting for income taxes. Management believes that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected. We reclassified certain amounts reported in previous periods to conform to the current presentation, and we combined “Lower of costs or market adjustment” into “cost of product” and into “cost of ratable product and related support and services” in our current period Condensed Consolidated Statements of Operations.

3.	Accounting Changes

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to use fair value to measure our eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on our condensed consolidated financial position, results of operations or cash flows. See Note 6 Investments and Fair Value Measurements.

Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

4.	Summary of Significant Accounting Policies

The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

The Company’s networking products are generally integrated with software that is more than incidental to the functionality of the equipment. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes product revenue when all of the following have occurred: (1) it has entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectability is reasonably assured. Revenue is recognized net of cash discounts.

Substantially all of the Company’s product sales are sold in combination with support services comprised of either software warranty or software subscription services. In addition, the Company periodically sells training and installation and deployment services with its product sales. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription includes software warranty support and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessments, equipment installation and testing.

The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, the company had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. Beginning in the first quarter of 2008, the Company determined that it had established VSOE of fair value for software subscription. For arrangements with multiple elements which include product and software subscription services, the Company allocates revenue to the undelivered element using the residual method based on VSOE of fair value for such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered training or installation and deployment services, product revenue is deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services are complete. Upon completion of these services, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Following the establishment of VSOE of fair value of software subscription services, in the first quarter of 2008, all software subscription revenue is deferred and recognized ratably over the service period and is included in services revenue. A majority of the Company’s customers have exercised the option to purchase software subscription services on an ongoing basis. Services revenue also includes revenue related to training and installation and deployment services which have been sold separately.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Occasionally, the Company sells its networking products to customers who do not purchase training, installation and deployment services or support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all such customer-specific acceptance criteria have been met. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is deferred until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness of the customer and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end-user prior to shipment to a reseller. The Company does not now offer rights of return to its resellers.

Revenue for products that do not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue related to these arrangements is included in product revenue.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

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

During the three months ended March 29, 2008, the Company granted options to employees and directors to purchase an aggregate of 2.1 million shares of common stock at a weighted average exercise price of $12.88 per share. These options have exercise prices equal to the deemed market value of the Company’s common stock on the dates these options were granted.

The weighted average estimated values of employee stock option grants and rights granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as the weighted average assumptions used in calculating these values during the three months ended March 29, 2008 and three months ended March 31, 2007 were based on estimates as follows:

Three Months Ended
Employee and Director Stock Options	March 29, 2008	March 31, 2007
Volatility	74%	62% - 71%
Risk-free interest rate	3.07% -3.13%	4.50% -4.51%
Expected life	6.08 -6.27 years	4.3 -5.1 years
Estimated fair value	$7.31 - $9.19	$2.12 - $4.80

Concurrent with the IPO in June 2007, the Company established the 2007 Employee Stock Purchase Plan (ESPP). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation cost related to the ESPP under FAS123(R) was approximately $0.4 million for the three months ended March 29, 2008 and the fair value of the ESPP shares were estimated at the date of grant using the following assumptions:

Employee Stock Purchase Plan	Three Months Ended March 29, 2008
Volatility	65%
Risk-free interest rate	2.12%
Expected life	0.5 years
Estimated fair value	$4.42

The Company began issuing Restricted Stock Units (RSUs) in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests, subject to continuing service with the Company on each vesting date. During 2008, the Company granted RSUs to employees to purchase an aggregate of 1.3 million shares of common stock at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the effects of stock-based compensation related to employee and director awards, employee non-recourse notes and non-employees on the Company’s condensed consolidated balance sheets and statements of operations for the three months ended March 29, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Stock-based compensation effects in inventory
Beginning balance	$2,215	$81
Stock-based compensation expense added to inventory	572	582
Stock-based compensation expenses released from inventory to cost of revenue	(718)	(3)
Stock-based compensation expense released from inventory to deferred inventory costs	(215)	(37)

Closing balance	$1,854	$623

Stock-based compensation effects in deferred inventory cost
Beginning balance	$947	$23
Stock-based compensation expense added from inventory	215	37
Stock-based compensation expense recognized released from inventory to cost of revenue	(432)	(10)

Closing balance	$730	$50

Stock-based compensation effects in income (loss) before income taxes
Cost of revenue	$208	$17
Research and development	1,223	309
Sales and marketing	850	87
General and administration	1,502	218

	3,783	631
Cost of revenue - amortization from balance sheet*	1,150	13

Total stock-based compensation expense	$4,933	$644

*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recorded inventory write-downs for excess and obsolete inventory in the three months ended March 29, 2008 and March 31, 2007 of $1.8 million and $1.4 million, respectively. These write-downs of excess and obsolete inventory were reflected as cost of ratable product and related support and services and cost of product. In addition, the Company recorded an immaterial amount of inventory write-downs for lower of cost or market (LCM) adjustments in the three months ended March 29, 2008 and March 31, 2007.

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

The Company considers all debt instruments with remaining time to maturity of one year or less to be short-term investments. At March 29, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate securities. The Company’s cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

All cash, cash equivalents and short and long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in the Company’s condensed consolidated statements of operations. Losses are recognized as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the market value and record the related write-down as an investment loss on its condensed consolidated statements of operations. No impairment charges were recorded for the three months ended March 29, 2008 and March 31, 2007.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At March 29, 2008 and December 29, 2007, certain of the Company’s deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

5.	Investments and Fair Value Measurements

Available-for-sale Investments

The following is a summary of available-for-sale investments as of March 29, 2008 and December 29, 2007 (In thousands):

	March 29, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$75,795	$—	$—	$75,795
Commercial paper	63,698	84	(4)	63,778
Corporate bonds	43,571	239	(34)	43,776
U.S. agency notes	22,658	80	(6)	22,732
Adjustable rate securities	75,650	—	(4,094)	71,556

Total available-for-sale investments	$281,372	$403	$(4,138)	$277,637

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$35,857	$—	$—	$35,857
Commercial paper	74,352	12	(8)	74,356
Corporate bonds	49,796	47	(29)	49,814
U.S. agency notes	21,945	6	(5)	21,946
Adjustable rate securities	96,150	—	—	96,150

Total available-for-sale investments	$278,100	$65	$(42)	$278,123

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The length of time that individual securities included in available-for-sale investments have been in a continuous unrealized loss position, as of February 29, 2008, were all less than 12 months.

The following is a summary of the carrying values and balance sheet classification as of March 29, 2008 and December 29, 2007 (In thousands):

	March 29, 2008	December 29, 2007
Available-for-sale investments	$277,637	$278,123
Cash in banks	35,891	24,370
Restricted cash	2,823	3,337

Total	$316,351	$305,830

Reported as:
Cash and cash equivalents	$121,930	$91,209
Short-term investments	91,813	181,168
Short-term restricted cash	773	743
Long-term investments	99,785	30,116
Long-term restricted cash	2,050	2,594

	$316,351	$305,830

As of March 29, 2008, the Company held approximately $71.6 million of municipal note investments with an auction reset feature (“adjustable rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP) and are currently rated AAA by a rating agency. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from 22 years to 40 years, the Company has classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of March 29, 2008, and the Company recorded an unrealized loss of $4.1 million during the first quarter of 2008 related to investments on adjustable rate securities.

Fair Value Measurement

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value.

The majority of the Company’s cash and investment instruments are classified within Level I or Level II of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds. Such instruments are generally classified within Level I of the fair value hierarchy. The types of instruments valued based on other observable inputs includes the Company’s U.S. government agency notes, corporate bonds and commercial paper. Such instruments are classified within Level II of the fair value hierarchy.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The types of instruments valued based on unobservable inputs in which there is little or no market data includes the Company’s adjustable rate securities, or ARS. As of December 29, 2007, these securities were valued at par based on successful market auction data and were classified within Level II of the fair value hierarchy. However, as a result of auction failures related to these securities in the first quarter of 2008, these market inputs were not available as of March 29, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of March 29, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

Fair value hierarchy of our marketable securities at fair value in connection with our adoption of SFAS No. 157 (In thousands):

	March 29, 2008
	Level I	Level II	Level III	Total
Money market funds	$75,795	$—	$—	$75,795
Commercial paper	—	63,778	—	63,778
Corporate bonds	—	43,776	—	43,776
U.S. agency notes	—	22,732	—	22,732
Adjustable rate securities	—	—	71,556	71,556

Total Marketable Securities	$75,795	$130,286	$71,556	$277,637

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive Income (loss) in the accompanying condensed consolidated balance sheets under Stockholders’ Equity. Unrealized losses associated with Level III financial instruments were approximately $4.1 million in the three months ended March 29, 2008

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three months ended March 29, 2008 (In thousands):

	December 29,	Payment, Purchases	Transfers In (Out),	Gains (Losses)		March 29,
	2007	(Sales), Net	Net	Realized	Unrealized	2008
Adjustable Rate Securities	—	$(20,500)	$96,150	—	$(4,094)	$71,556

6.	Balance Sheet Components

Restricted Cash

At March 29, 2008, the Company had short-term restricted cash of $0.8 million and long-term restricted cash of $2.1 million. At December 29, 2007, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.6 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

Inventory

Inventory is comprised of the following (In thousands):

	March 29, 2008	December 29, 2007
Raw materials	$7,930	$10,475
Work in process	40,624	35,110
Finished goods	10,687	12,994

Total inventory	$59,241	$58,579

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in finished goods inventory at March 29, 2008 and December 29, 2007 were $3.8 million and $1.5 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, plant and Equipment, Net

Property, plant and equipment, net is comprised of the following (In thousands):

	March 29, 2008	December 29, 2007
Computer hardware	$4,763	$4,267
Computer software	3,246	3,111
Laboratory and manufacturing equipment	53,815	50,897
Furniture and fixtures	604	805
Leasehold improvements	13,010	12,438

	$75,438	$71,518
Less accumulated depreciation and amortization	(37,095)	(34,545)

Property, plant and equipment, net	$38,343	$36,973

Depreciation for the three months ended March 29, 2008 and March 31, 2007 were $2.6 million and $2.2 million, respectively.

Intangible Assets

Other intangible assets, net are comprised of the following (In thousands):

	March 29, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents & developed technology	$1,628	(368)	1,260	$1,628	$(317)	$1,311
Assembled workforce and other	370	(155)	215	370	(140)	230

Total intangible assets	$1,998	($523)	$1,475	$1,998	$(457)	$1,541

Accrued Expenses

Accrued expenses are comprised of the following (In thousands):

	March 29, 2008	December 29, 2007
Loss contingency related to purchase commitments	$1,197	$1,880
Customer prepay liability	412	1,109
Professional and other consulting fees	720	392
Tax payable	3,150	855
Other accrued expenses	3,747	5,261

Total accrued expenses	$9,226	$9,497

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Comprehensive Income (loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The components of other accumulated comprehensive income (loss) are as follows (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Accumulated net unrealized gain (loss) on foreign currency translation adjustment	$(116)	$(142)
Net unrealized holding gain (loss) on available-for-sale investments	(3,735)	(1)

Total other accumulated comprehensive income (loss)	$(3,851)	$(143)

The following table reconciles net income (loss) to comprehensive Income (loss) for the periods ended March 29, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income (loss)	$27,594	$(19,813)
Other comprehensive Income (loss)	(3,929)	10

Total Comprehensive income (loss)	$23,665	$(19,803)

8.	Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share was computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units, assumed exercise of outstanding warrants, and assumed issuance of stock under the stock purchase plan using the treasury stock method.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of net income (loss) per common share (In thousands, except per share amounts):

	Three Months Ended
	March 29, 2008	March 31, 2007
Numerator - Basic and Diluted
Net income (loss)	$27,594	$(19,813)
Denominator
Basic weighted average common shares outstanding	91,250	7,560
Effect of dilutive securities:
Employee equity plans	5,015	—
Warrants to purchase common stock	427	—

Diluted weighted average common shares outstanding	96,692	7,560

Net income (loss) per common share - basic	$0.30	$(2.62)

Net income (loss) per common share - diluted	$0.29	$(2.62)

The following outstanding options, common stock subject to repurchase, convertible preferred stock, right to acquire stock under the ESPP, RSUs and warrants to purchase convertible preferred stock and common stock were excluded from the computation of diluted net income (loss) per common share for the periods ended March 29, 2008 and March 31, 2007, because including them would have had an antidilutive effect. The shares of common stock issuable upon conversion or exercise of such outstanding securities consist of the following (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Options to purchase common stock	6,159	8,221
Common stock subject to repurchase	—	1,813
Options outstanding related to non-recourse notes	—	114
Employee stock purchase plan	339	—
Restricted stock units	1,789	—
Convertible preferred stock (as converted basis)	—	59,428
Convertible preferred and common stock warrants (as converted basis)	—	1,333

9.	Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following (In thousands):

	Three Months Ended
	March 29, 2008	December 29, 2007
Deferred product and ratable product and related support and services, current	$125,026	$167,031
Deferred product and ratable product and related support and services, non-current	6,663	7,406
Deferred services revenue, current	3,805	—

Total deferred revenue	$135,494	$174,437

Deferred inventory costs, current	$55,760	$78,362
Deferred inventory costs, non-current	2,840	3,260

Total deferred inventory costs	$58,600	$81,622

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Deferred ratable product and related support and services revenue primarily consists of revenue on transactions where VSOE of fair value of support and other services has not been established and therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period.

10.	Commitment and Contingencies

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of March 29, 2008 and December 29, 2007, these non-cancelable purchase commitments were $21.0 million and $33.7 million, respectively.

The following is a summary of the Company’s contractual obligations as of March 29, 2008 (In thousands):

		Payments Due by Period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
Purchase obligations	$20,993	$20,993	$—	$—	$—
Operating leases	$14,035	3,922	7,073	3,040	—

Total contractual obligations	$35,028	$24,915	$7,073	$3,040	—

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In addition to the matters described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

11.	Employee Equity Incentive Plans

Stock Option Awards and Restricted Stock Unit Awards

The following table summarizes the Company’s stock award activity and related information for the three months ended March 29, 2008 (In thousands, except per share amounts):

	Shares Available for Grant (1)	Awards and Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (2)
Balance at December 29, 2007	10,198	11,742	$5.98	$97,808
Additional options and RSUs authorized (3)	4,579
Options granted	(2,069)	2,069	$12.88
RSUs granted	(1,257)	1,257	$0
Options exercised	—	(629)	$2.13	$6,420
RSUs canceled	22	(22)	$0
Options canceled	141	(141)	$7.87

Balance at March 29, 2008	11,614	14,276	$6.61	$87,811

(1)	Shares available for grant under the 2007 plan. The Company does not intend to grant any additional options or other awards under the 2000 Plan.

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

(3)

Pursuant to the evergreen provision of the Company’s 2007 Equity Incentive Plan, the number of shares reserved for issuance under the Company’s 2007 Equity Incentive Plan was increased by 4,579,000 shares in first quarter of 2008 as approved by Board of Directors.

Options outstanding that have vested and are expected to vest as of March 29, 2008 are as follows (In thousand, except contractual term):

	Number of shares	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term	Aggregate Intrinsic Value (1)
			(In years)
Vested	3,700	$3.63	7.57	$32,212
Expected to vest (2)	8,465	9.29	9.02	32,204

Total vested and expected to vest	12,165	$7.57	8.58	$64,416

Not expected to vest	260

Total options outstanding	12,425

(1)	These amounts represent the difference between the exercise price and the Company’s closing stock price as of March 29, 2008.

(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information with respect to restricted stock units as of March 29, 2008 is as follows (In thousands, except per share amounts):

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value (1)
Outstanding at December 29, 2007	616	$20.08
Granted	1,257	12.91
Vested	—	—	N/A
Canceled	(22)	15.75

Outstanding at March 29, 2008	1,851	$15.27

(1)	Represents the value of Infinera stock on the date that the restricted stock units vest if any, none vested as of March 29, 2008.

RSUs outstanding that have vested and are expected to vest as of March 29, 2008 are as follows (In thousands, except per share amounts and contractual term):

	Number of shares	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term	Aggregate Intrinsic Value
			(In years)
Vested	—
Expected to vest	1,594	—	9.6	19,449

Total vested and expected to vest	1,594			$19,449

Not expected to vest	257

Total RSUs outstanding	1,851

Employee Stock Purchase Plan

Under the 2007 ESPP, employees purchased an aggregate of 0.4 million shares for $4.7 million in the three months ended March 29, 2008. Pursuant to the evergreen provisions of the Company’s 2007 ESPP, the number of shares reserved for issuance under the Company’s 2007 ESPP was increased by 915,801 shares during the three months ended March 29, 2008. As of March 29, 2008, 2,728,000 shares are authorized and 2,302,000 shares are available for future purchase.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Income Taxes

The effective tax rate of 4.0% for the three months ended March 29, 2008 differs from the statutory rate of 35% primarily due to the tax benefits resulting from the release of valuation allowance on tax attribute carryforwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum and state income taxes.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under FAS123R associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $31,000 for the three months ended March 29, 2008

During the three months ended March 29, 2008, the Company received an assessment resulting from an examination in India for the 2006 tax year. The Company is appealing the assessment. All uncertain tax positions have been fully reserved. The Company does not expect a material adjustment to the financial statements as a result of this inquiry.

As of March 29, 2008, the Company’s U.S. regular tax expense was equally offset by US income tax benefits from the utilization of NOL carryforwards which were previously reserved with a valuation allowance. The Company also reversed approximately $1.1 million of valuation allowance that is supportable by refundable income taxes. The Company recorded a full valuation allowance against certain of its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, certain of the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carry-forwards will expire between 2013 and 2028. Utilization of these net operating losses and credit carry-forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change” that may occur, for example, by a change in significant stockholder allocation or equity structure. In 2007, the Company performed an analysis of the potential changes in ownership and determined that changes in ownership have occurred that would limit tax attribute carry-forwards. However, based on the work performed, the Company believes the limitations are not significant enough to materially impact future utilization of tax attributes against future taxable income.

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

At March 29, 2008, the cumulative unrecognized tax benefit was $7.3 million compared to $6.7 million at December 29, 2007 that was substantially netted against deferred tax assets which were previously offset with a full valuation allowance. Included in the $7.3 million of cumulative unrecognized tax benefit, approximately $140,000 impacted the Company’s effective tax rate during the quarter. At March 29, 2008, the Company had $246,000 of unrecognized tax benefits related to uncertain tax positions recorded within current and other long-term tax liabilities. There are minimal penalties and interest associated with these tax positions and are immaterial to the financial statements. The Company files income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. The tax years 2000 to 2007 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.

For FIN 48 purposes, the Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal, state and foreign income taxes.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region (In thousands):

Revenue

	Three Months Ended
	March 29, 2008	March 31, 2007
North America	$111,368	$39,945
Europe, Middle East and Africa	24,804	8,844
Asia Pacific	2,081	403

Total revenue	$138,253	$49,192

Property, plant and equipment, net

	March 29, 2008	December 29, 2007
North America	$37,505	$36,270
Europe, Middle East and Africa	—	—
Asia Pacific	838	703

Total property, plant and equipment, net	$38,343	$36,973

14.	Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from two to five years. Hardware product warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is expressly limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability for the three months ended March 29, 2008 and March 31, 2007, respectively, are summarized below (In thousands).

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Balance at the beginning of the period	$9,992	$2,717
Charges to operations	2,845	2,319
Utilization	(1,645)	(720)
Change in estimate	(165)	2,492	(1)

Balance at the end of the period	$11,027	$6,808

(1)

Change in estimate includes an increase in the expected future returns related to a component quality issue cost on one specific product that ceased shipping in June 2006. In addition, the Company increased its expected cost of replacing defective units due to a reduction in the expected volume of repaired units available to satisfy customer warranty claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services; statements related to future statements regarding capital expenditures; statements related to future economic conditions or performance; statements related to the timing of achieving vendor specific objective evidence; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our annual report on Form 10-K for the year ended December 29, 2007 filed on February 19, 2008. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Condensed Consolidated Financial Data” and condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Executive Overview

Infinera Corporation (Infinera) was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as Dense Wavelength Division Multiplexing (DWDM) systems. As a result, service providers had only limited opportunities to differentiate their optical service offerings, and the basis of competition was generally low price. Infinera’s digital optical networking approach helps our customers differentiate their optical services in several areas, including speed of service delivery, advanced features like protection and restoration, and the ability to offer new services such as 40G and, in the future, 100GbE, without overhauling the underlying optical plant. Our customers can differentiate their optical services largely because of the unique architecture offered by our digital optical networking system (DTN System). The Infinera DTN System uses Photonic Integrated Circuits, or PICs, to generate 100G of optical capacity per line card. This capacity is then digitally “virtualized” so that it can be allocated, using software, to a variety of service types. The DTN System includes intelligent software to simplify and speed the delivery and control of optical services, and to enable advanced feature capabilities.

Infinera’s digital optical networking architecture is made possible by what we believe to be the world’s only commercially-deployed, large-scale PIC. Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips. Their function is to convert 100 Gbps of optical capacity into electronic signals. Once electronic, these signals can be virtualized and instantly allocated to any service using digital technology. The PICs are in effect the heart of the DTN System, as they are the key to its ability to deliver a wide range of transport services, with optional advanced features, quickly and easily. By contrast, competitive DWDM platforms, which do not have access to PIC technology, generally require new services to add new photonics to the network. Photonic engineering can be considerably slower and more difficult than digital engineering; as a result, competitive platforms have less flexibility, take longer to provision, and are harder to operate than Infinera systems.

Our goal is to be a leading provider of optical communications systems to operators of optical networks, including telecom carriers, cable operators, internet or content service providers, and others. Our revenue growth will depend on the continued acceptance of our DTN System, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages.

Since our inception, we have incurred significant losses, and as of March 29, 2008 we had an accumulated deficit of $341.9 million. Prior to December 29, 2007, we had not achieved profitability, notwithstanding the profitability of the underlying invoiced shipments, reflecting our requirement to defer significant amounts of revenue and margin as we had not established vendor specific objective evidence (VSOE) of fair value for our service offerings. In the first quarter of 2008, we established VSOE for our software subscription services, which allowed us to recognize increased revenue from invoiced shipments in the same period as the underlying invoiced shipments. This earlier recognition of revenue from current period invoiced shipments and the recognition of significant amounts of revenue and margin deferred from prior periods resulted in the achievement of profitability for the first time in the first quarter of 2008. Our ability to sustain this profitability in the future will be affected by future revenue and margin levels and any additional expenses that we incur to expand our manufacturing capacity, sales, marketing, development and general and administrative capabilities in order to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% and 98% of our revenue from direct sales to customers for the three months ended March 29, 2008 and March 31, 2007, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

We have experienced significant revenue growth over the last two years and expect to see continued revenue growth into the future. Revenue growth will be directly impacted by underlying growth in invoiced shipments. Although we expect growth in invoiced shipments to continue on a year-over-year basis, quarter-over-quarter growth may be impacted by several factors including the timing of large product deployments, acquisitions of new customers and general market conditions. Therefore, quarter-over-quarter revenue growth could be somewhat volatile and growth may not always occur in a linear manner.

In addition, the rate at which we recognize revenue is directly impacted by our ability to establish VSOE of fair value for our services offerings. The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 resulted in an increased portion of our shipments for the period being recognized as product revenue at the time of invoice. In addition, the weighted average product revenue deferral period for current period shipments of bundled products and services reduced to approximately 90 days as compared to 14 months in the fourth quarter of 2007. This change resulted in a significant increase in the amount of revenue recognized from current period shipments and a significant reduction in additions to deferred revenue and in the deferred revenue balance. This increase in the recognition of revenue from the period, combined with the recognition of $66.7 million of deferred revenue from prior periods, resulted in elevated revenues for the first quarter of 2008. We expect this trend to continue throughout the remainder of 2008 reflecting the recognition of $127.5 million of deferred revenue from prior periods. We expect revenues in 2009 and future periods to more closely approximate the underlying invoiced shipment levels for those periods.

We have established VSOE for our training and installation and deployment services effective in the second quarter of 2008. This will allow us to recognize the majority of our shipments as revenue at the time of invoice and to allocate that revenue to the appropriate revenue category in our condensed consolidated statements of operations. This will result in increased levels of product and services revenue offset by a reduction in ratable revenue. Ratable revenue for the remainder of 2008 will result primarily from the recognition of deferred revenue from prior periods and a small portion of current period revenue (historically 3%) related to products sold in combination with software warranty services for which VSOE has not yet been established. We may offer new and incremental services to our customers in the future and we will need to establish VSOE of fair value for those services. This could result in shipments to those customers being recognized as ratable revenue until VSOE of fair value is achieved.

We had $73.1 million of deferred margin related to invoiced shipments of bundled products and services as of March 29, 2008, which excludes deferred margin from software subscription services. We expect $68.8 million of this deferred margin to be recognized in 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in continued elevated gross margins in 2008. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods. It remains difficult to predict future improvements in invoiced shipment gross margins due to changes in product and customer mix and the timing of new customer deployments.

We will continue to make significant investments in our business, and management believes that operating expenses will average between 36% and 40% of invoiced shipments in future periods.

Overview of Condensed Consolidated Financial Data

Revenue

We derive our revenue from sales of our products, support and services. Our revenue is comprised of three components: (1) ratable product and related support and services revenue, or ratable revenue, (2) product revenue and (3) services revenue. Our DTN System is integrated with software that is more than incidental to the functionality of our equipment. We refer to the integration of our DTN System with our software and related support and services as a bundled product. We recognize the majority of our revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” or SOP 97-2. For arrangements with multiple elements which include product and software subscription services, we allocate revenue to the undelivered element using the residual method based on VSOE of fair value for such element. However, when these transactions also include undelivered training or installation and deployment services, product revenue is deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services are complete. Upon completion of these services, the difference between the VSOE of fair value for the software subscription and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Product revenue consists of sales of products where software is considered incidental and is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. Under SAB 104. In addition, product revenue consists of products that are sold without services or bundled products that are sold only with services for which VSOE of fair value has already been established and therefore is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.”

Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold standalone or (3) revenue related to extended hardware warranty.

The following table illustrates our revenue for the specified periods (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue:
Ratable product and related support and services	$72,386	$45,947
Product	64,128	3,245
Services	1,739	—

Total of revenue	$138,253	$49,192

Ratable Revenue. Substantially all of our product sales are sold in combination with support services, which consist of software warranty or software subscription services. In addition, we have sold training and installation and deployment services with a significant number of these bundled sales.

VSOE of fair value for support services, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately. Support services are comprised of software warranty and software subscription services. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription includes software warranty support and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. In order to establish VSOE for these services, we were required to establish a history of selling these services separately at a consistent price. Prior to December 29, 2007, we had not established VSOE of fair value for support services, training or installation and deployment services. As a result, prior to that date, when all other revenue recognition criteria had been met and the only undelivered element was support services, training or installation and deployment services, revenue was deferred and recognized ratably over the longest undelivered service period. The undelivered service period for these services ranged from one to five years and averaged 14 months in the fourth quarter of 2007. This resulted in the majority of our invoiced shipments in 2007 being deferred and recognized over an average period of 14 months. Revenue related to these arrangements is included in ratable product and related support and services revenue.

In the first quarter of 2008, we established VSOE for software subscription services. As a result, we are no longer required to ratably recognize product revenue for sales transactions where products were sold with software subscription. Product revenue from these transactions is recognized upon acceptance, and software subscription service revenue is deferred and recognized over the term of the arrangement which is generally 12 months. Revenue allocated to product sales is included in product revenue, revenue allocated to services is included in services revenue.

As of March 29, 2008, we had not established VSOE for training, software warranty or installation and deployment services. For arrangements where the undelivered elements include any of these services, and all other revenue recognition criteria have been met, revenue is deferred and recognized ratably over the longest undelivered service period until all of the services have been delivered. The weighted average service period for these sales was approximately 90 days in the first quarter of 2008. Revenue from these arrangements is included in ratable product and related support and services revenue.

The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 resulted in a significant increase in the proportion of total revenue recognized in the same period as the underlying invoiced shipments. Product revenue increased due to our ability to recognize and allocate revenue related to bundled shipments where software subscription was the only undelivered element. In addition, the weighted average revenue deferral period for current period shipments of bundled products and services was reduced to approximately 90 days as compared to 14 months in the fourth quarter of 2007. This change resulted in a significant increase in the amount of ratable revenue recognized from current period invoiced shipments and a significant reduction in additions to deferred revenue and in the deferred revenue balance for the period. This increase in the recognition of revenue from the current period, combined with the recognition of $66.7 million of deferred revenue from prior periods, resulted in significantly increased ratable and total revenues for the first quarter of 2008.

Product Revenue. Product revenue consists of sales of products where software is considered incidental and is recognized under SAB 104. In addition, product revenue consists of product that are sold without services or bundled products that are sold only with services for which VSOE of fair value has been established. As discussed above, following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008, product revenue increased significantly due to the inclusion of product revenue from sales of bundled products and services where software subscription was the only undelivered element. In 2007, product revenue consisted primarily of a small number of sales of our networking products to customers who did not require support serviced and sales of an end of life product line that did not require significant customization and with regard to which software was considered incidental.

Services Revenue. Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established (2) revenue related to services which were sold standalone or (3) revenue related to extended hardware warranty and other non-bundled services. Following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008, we have recognized revenue from delivered installation and deployment services and software subscription revenues as services revenue in our condensed consolidated statements of operations.

Deferred Revenue. Prior to December 29, 2007 a portion of our invoiced shipments of bundled products and services were recognized as revenue in such quarter and the remainder is recorded as deferred revenue. Deferred revenue increases each quarter by the amount of invoiced shipments of bundled products and services in that quarter and decreases by the amount of ratable revenue recognized from invoiced shipments of bundled products and services. Following the attainment of VSOE on software subscription in the first quarter of 2008, an increased portion of our invoiced shipments are recognized as revenue in the same period in which they are invoiced. As a result, we expect our ratable deferred revenue balance to continue to decline throughout 2008. The additions to the product and ratable deferred revenue balances relate to products and related deployment and installation services of invoiced shipments of bundled products and services in the first quarter of 2008. Our services deferred revenue balance relates to deferred software subscription which will be recognized as service revenue on a ratable basis over the service delivery period.

The following table illustrates the increase (decrease) in deferred revenue for the specified periods (In thousands):

	Three Months Ended March 29, 2008			Three Months Ended December 29, 2007
Deferred Revenue	Product / Ratable Revenue	Services Revenue	Total	Product / Ratable Revenue	Services Revenue	Total
Beginning balance	$174,437	$—	$174,437	$157,150	$—	$157,150
Additions to deferred revenue	29,639	4,561	34,200	92,544	—	92,544
Amortization to revenue	(72,387)	(756)	(73,143)	(75,257)	—	(75,257)

Ending balance	$131,689	$3,805	$135,494	$174,437	$—	$174,437

Increase (decrease) in deferred revenue balance	$(42,748)	$3,805	$(38,943)	$17,287	$—	$17,287

Cost of Revenue

Our cost of revenue is comprised of three components: cost of ratable revenue, cost of product revenue and cost of services revenue.

The following table illustrates our cost of revenue for the specified periods (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Cost of revenue:
Cost of ratable product and related support and services	$35,831	$35,910
Cost of product	39,665	1,363
Cost of service	1,190	—

Total cost of revenue	$76,686	$37,273

Cost of Ratable Revenue. Cost of ratable revenue consists primarily of the costs of manufacturing our network equipment, including personnel costs, stock-based compensation, raw materials, overhead and period costs. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence and warranty obligations and are recognized in the period in which they are incurred or can be reasonably estimated. Included in cost of ratable revenue for the period ended March 29, 2008 are inventory write-downs for excess and obsolete inventory of $0.4 million. All other costs of ratable revenue are initially recorded as deferred costs of inventory and are subsequently recognized in the same period as the corresponding revenue.

Losses associated with products which are sold or anticipated to be sold at a loss are recognized in the period in which they are incurred or can be reasonably estimated. The initial deployment of our DTN System at a customer involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or are reasonably estimatable. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. We recorded an immaterial amount of LCM adjustments in the three months ended March 29, 2008 and March 31, 2007.

Cost of Product Revenue. Cost of product revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials, overhead and period costs. Included in cost of product revenue for the period ended March 29, 2008 are inventory write-downs for excess and obsolete inventory of $1.4 million. We recorded an immaterial amount of LCM adjustments in the three months ended March 29, 2008.

Cost of Services Revenue. Cost of service revenue consists primarily of the costs of providing our service offerings, including personnel costs, stock-based compensation and costs associated with third party service providers.

Deferred Inventory Cost

Deferred inventory cost increases by the cost of invoiced shipments of bundled products and services in a period and decreases as cost of ratable revenue is amortized in that period.

The following table illustrates the increase (decrease) in our deferred inventory cost for the specified periods (In thousands):

	Three Months Ended
Deferred Inventory Cost	March 29, 2008	December 29, 2007
Beginning balance	$81,622	$79,887
Deferred cost of invoice shipments of bundled products	11,162	39,580
Amortized to cost of ratable product and related support and services	(34,184)	(37,845)

Ending balance	$58,600	$81,622

Increase (decrease) in deferred cost balance	$(23,022)	$1,735

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

To satisfy our customers’ requirement of transmitting optical signals, our customers must purchase a combination of common equipment and some limited number of DLMs, TAMs and TOMs. If a customer wishes to add capacity to our DTN System after their initial deployment to satisfy their additional demands, they may purchase additional DLMs, TAMs and TOMs. When a customer wishes to expand the reach of the DTN System or deploy another DTN System on a route on which the customer has reached the maximum capacity for its existing DTN System, they may purchase a combination of additional common equipment and additional DLMs, TAMs and TOMs. Pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our DLMs, TAMs or TOMs are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin over the revenue recognition period.

The following table illustrates our gross margin for the specified periods (In thousands, except gross margin):

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue	$138,253	$49,192
Cost of revenue	76,686	37,273

Gross profit	$61,567	$11,919

Gross margin	45%	24%

The improved gross margin for the three months ended March 29, 2008 compared to the corresponding period of 2007 reflects the impact of the recognition of $34.5 million of deferred gross margin related to invoiced shipments in prior periods. In addition, 67% of the invoiced shipments in the first quarter of 2008 were recognized as revenue in that quarter compared to 5% in the first quarter of 2007 resulting in a significant increase in the amount of gross margin recognized from current quarter invoiced shipments. This increase in the recognition of revenue and margin was due to the attainment of VSOE of fair value for software subscription service in the first quarter of 2008.

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

As of March 29, 2008, deferred revenue was $131.7 million, excluding software subscription services, and deferred inventory cost was $58.6 million. We expect $72.2 million of this $76.9 million of deferred margin to be recognized during the remainder of 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in continued elevated gross margins in 2008. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods.

The table below, which only represents a portion of our results for the projected periods presented and may not be indicative of our future results, shows the expected future impact of the recognition of these deferred amounts related to invoiced shipments of bundled product and services on our condensed consolidated statement of operations (In thousands):

	Deferred Balance as of	For the Three Months Ended 2008
	March 29, 2008	Jun. 28	Sept. 27	Dec. 27	Future Periods
Revenue	$131,689	$72,760	$37,456	$13,958	$7,515
Cost of inventory	58,600	33,521	17,009	4,798	3,272

Gross profit	$73,089	$39,239	$20,447	$9,160	$4,243

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

Other Income (expense), net

During the first quarter of 2008, other income (expense), net includes interest income on our cash and short and long-term investment balances, loss and gains on disposal of assets, losses or gains on conversion of foreign currency transactions and interest expense. During the first quarter of 2007, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5. In addition, if interest rates continue to decline due to current global market conditions, we will experience reductions in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Provision for income taxes

The effective tax rate of 4.0% for the three months ended March 29, 2008, differs from the statutory rate of 35% primarily due to the tax benefits resulted from the release of valuation allowance on tax attribute carryforwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum and state income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principals, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, valuation of financial instruments, warranty reserve, cash, cash equivalents and short and long-term investments, inventory valuation, stock based compensation and accounting for income taxes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

Revenue Recognition

Our networking products are generally integrated with software that is more than incidental to the functionality of the equipment. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectability is reasonably assured. Revenue is recognized net of cash discounts.

Substantially all of our product sales are sold in combination with support services comprised of either software warranty or software subscription services. In addition, we periodically sell training and installation and deployment services with our product sales. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription includes software warranty support and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessments, equipment installation and testing.

We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, we had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. Beginning in the first quarter of 2008, we determined that we had established VSOE of fair value for software subscription. For arrangements with multiple elements which include product and software subscription services, we allocate revenue to the undelivered element using the residual method based on VSOE of fair value for such element. However, when these transactions also include undelivered training or installation and deployment services, product revenue is deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services are complete. Upon completion of these services, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Following the establishment of VSOE of fair value of software subscription services, in the first quarter of 2008, all software subscription revenue is deferred and recognized ratably over the service period and is included in services revenue. A majority of our customers have exercised the option to purchase software subscription services on an ongoing basis. Services revenue also includes revenue related to training and installation and deployment services which have been sold separately.

Occasionally, we sell our networking products to customers who do not purchase training, installation and deployment services or support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all such customer-specific acceptance criteria have been met. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is deferred until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess the ability to collect from its customers based primarily on the creditworthiness of the customer and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is our practice to identify an end-user prior to shipment to a reseller. We do not now offer rights of return to our resellers.

Revenue for products that do not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue related to these arrangements is included in product revenue.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue.

Stock-Based Compensation

Prior to January 1, 2006, Infinera accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” The intrinsic value represents the difference between the per share market price of the stock on the date of grant and the per share exercise price of the related stock option. We granted stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Under APB Opinion No. 25, no compensation expense is recorded for employee stock options granted at an exercise price equal to the market price of the underlying stock on the date of grant. We recognizes compensation expense for any stock options granted with an exercise price that is less than the fair value of the underlying stock on the date of grant on a straight-line basis over the vesting period.

On January 1, 2006, Infinera adopted the provisions of the Statement of Accounting Standards (SFAS) No. 123(R) “Share-Based Payments” (SFAS 123(R)). Under SFAS 123(R), stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis. Infinera adopted the provisions of SFAS 123(R) using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006 continue to be accounted for under the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation.” All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

Under SFAS 123(R), we estimated the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over five years after the vesting commencement date. We make a number of estimates and assumptions related to SFAS 123(R) including forfeiture rate, expected life and volatility. We utilized our historical data as an estimate of the expected forfeiture rate and we recognized compensation costs only for those equity awards expected to vest. The effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates.

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following our IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, we will continue to use the simplified method until we have sufficient historical data to provide a reasonable basis to estimate the expected term.

Expected volatility of the stock is based on our peer group in the industry in which the Infinera does business because we don’t have sufficient historical volatility data for our own common stock. In the future, as Infinera gains historical data for volatility in its own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

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

We recorded inventory write-downs for excess and obsolete inventory in the three months ended March 29, 2008 and March 31, 2007 of $1.8 million and $1.4 million, respectively. These write-downs of excess and obsolete inventory were reflected as cost of ratable product and related support and services and cost of product. In addition, the Company recorded an immaterial amount of inventory write-downs for lower of cost or market (LCM) adjustments in the three months ended March 29, 2008 and March 31, 2007.

In valuing its deferred inventory costs, we considered the valuation of inventory using the guidance of Accounting Research Bulletin 43 “Restatement and Revision of Accounting Research Bulletins” (ARB 43). In particular, we considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the deferred inventory costs and inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, we considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below cost, we have also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve

We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products or the related components that may be returned under warranty. In general, our hardware warranty periods range from 2 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the impact of the returns rate on future estimated returns. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Cash, Cash Equivalents and Short-term and Long-term Investments

We consider all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

We consider all debt instruments with remaining time to maturity of one year or less to be short-term investments. At March 29, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate securities. Our cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

All cash, cash equivalents and short and long-term investments are stated at fair market value with unrealized gains and losses reported in accumulated comprehensive loss as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in our condensed consolidated statements of operations. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method.

In accordance with SFAS No. 115, it is our policy to review its marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the market value and record the related write-down as an investment loss on our condensed consolidated statements of operations. No impairment charges were recorded for the three months ended March 29, 2008 and March 31, 2007.

Accounting for Income Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which it operates. We estimate actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our condensed consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 29, 2008 and December 29, 2007, certain of our deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three months ended March 29, 2008 and March 31, 2007 (In thousands, except %):

	Three Months Ended
	March 29, 2008	March 31, 2007
Statements of Operations Data:
Total revenue
Total revenue by type	$138,253	$49,192
Ratable product and related support and services	72,386	45,947
Product	64,128	3,245
Service	1,739	—
% Revenue by type
Ratable product and related support and services	52%	93%
Product	46%	7%
Service	1%	0%
Total revenue by geography
Domestic	$111,368	$39,945
International	26,885	9,247
% Revenue by geography
Domestic	81%	81%
International	19%	19%
Total revenue by sales channel
Direct	$133,786	$48,356
Indirect	4,467	836
% Revenue by sales channel
Direct	97%	98%
Indirect	3%	2%

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007.

Total revenue increased from $49.2 million in the three months ended March 31, 2007 to $138.3 million in the three months ended March 29, 2008. This overall growth reflects the recognition of $66.7 million of deferred revenue from prior periods and the recognition of $71.6 million from current period invoiced shipments. Total invoiced shipments for the period increased from $63.4 million in the three months ended March 31, 2007 to $95.5 million in the three months ended March 29, 2008. The increase in invoiced shipments was due to increased purchases of our DTN System by existing customers and the addition of new customers. We added two new customers between December 29, 2007 and March 29, 2008 and had a total of 42 customers as of March 29, 2008.

Ratable revenue increased from $45.9 million in the three months ended March 31, 2007 to $72.4 million in the corresponding period in 2008. The increase reflected the recognition of revenue amortized from prior periods of $66.7 and $5.7 million from current period invoiced shipments. In the first quarter of 2007, we recognized $38.1 million of ratable revenue from prior periods and $7.8 million from current period invoiced shipments of bundled products and services.

In the three months ended March 29, 2008, we recognized $64.1 million of product revenue compared to $3.2 million in the corresponding period of 2007. This reflects an increase in the upfront recognition of product revenue following the attainment of VSOE on software subscription services in the first quarter of 2008 and we expect to continue to generate significant amounts of product revenue in the future. The $3.2 million of product revenue recognized in the first quarter of 2007 was comprised of $2.8 million related to the sale of 10 Gbps cards not for use in our DTN System and $0.4 million related to a product sale to a customer that did not require support services.

In the three months ended March 29, 2008, we recorded $1.7 million of services revenue related to software subscription services provided during the period, training and installation and deployment services which we sold separately.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit and gross margin for the three months ended March 29, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Total revenue	$138,253	$49,192
Total cost of revenue:
Cost of ratable product and related support and services	35,831	35,910
Cost of product	39,665	1,363
Cost of service	1,190	—

Gross profit	$61,567	$11,919

Gross margin	45%	24%

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007. Gross margins improved from 24% in the three months ended March 31, 2007 to 45% in the corresponding period in 2008. This improvement was partially due to the impact of the recognition of $34.5 million of deferred gross margin related to invoiced shipments in prior periods. In addition, the margins on the total invoiced shipments for the period have improved from 35% in the first quarter of 2007 to 45% in the corresponding quarter of 2008. This improvement reflects improved customer and product mix and also reflects a net favorable impact of $2.6 million related to the sale of inventory which had previously been written down to the lower of cost or market. We also experienced a reduction of $3.0 million in warranty costs due to the inclusion of a specific reserve related to one specific product that ceased shipping in June 2006 in the warranty cost for the first quarter of 2007 which was not present in the first quarter of 2008. We also had higher expected costs of replacing defective units in the first quarter of 2007 as compared to the first quarter of 2008 due to increased usage of lower cost repaired units in 2008.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three months ended March 29, 2008 and March 31, 2007 (In thousands, except gross margin):

	Three Months Ended
	March 29, 2008	March 31, 2007
Research and development expenses	$18,293	$16,058
Percent of total revenue (1)	13%	33%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007. Research and development expenses increased by $2.2 million primarily due to a $3.6 million increase in personnel-related costs and a $2.7 million increase in new product development prototype, consulting and non-recurring engineering expense. These increases were offset by the inclusion of $4.1 million of expense incurred in the three months ended March 31, 2007 related to software development services that we purchased from a third party to enable a supplier’s products to operate in a regional bell operating company infrastructure which was not present in the three months ended March 29, 2008.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three months ended March 29, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Sales and marketing expenses	$10,246	$7,636
Percent of total revenue (1)	7%	16%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007. Sales and marketing expenses increased by $2.6 million from the three months ended March 31, 2007 to the corresponding period in 2008 due primarily to an increase of $2.0 million in headcount related expenses, $0.8 million of increased expenses related to demonstration units used in potential customer lab trials and $0.4 million of international facility expenses. These increases were offset by a reduction of $0.7 million in direct sales commissions.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three months ended March 29, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
General and administrative expenses	$8,417	$5,557
Percent of total revenue (1)	6%	11%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007. General and administrative expenses increased by $2.8 million from the three months ended March 31, 2007 to the corresponding period in 2008 due primarily to increased personnel costs of $2.8 million and an increase of $0.4 million in facilities related expenses. This was offset by a reduction of $0.4 million accounting and legal expenses.

Other Income (Expense),Net

The following table presents our interest income, interest expense and other gain (loss) for the three months ended March 29, 2008 and March 31, 2007 (In thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Interest income	$3,303	$185
Interest expense	(3)	(1,063)
Other gain (loss), net	880	(1,537)

Total other income (expense), net	$4,180	$(2,415)

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007. The increase in interest income was due to the larger cash and investment fund balance. The decrease of the interest expense is due to the pay off of the debt after IPO. Other gain (loss), net for the period ended March 29 2008 is comprised of a gain of $0.5 million on our foreign currency receivables and a gain of $0.3 million related to the sale of assets. Other gain (loss), net for the period ended March 31 2007 primarily consisted of a $2.5 million charge related to the revaluation of preferred stock warrant liabilities at fair market value, partially offset by a $0.9 million gain related to the sale of assets acquired during the period under an asset purchase agreement.

Income Tax Provision

The effective tax rate of 4% for the three months ended March 29, 2008 differs from the statutory rate of 35% primarily due to the tax benefits resulted from the release of valuation allowance on tax attribute carryforwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum and state income taxes.

Liquidity and Capital Resources (In thousands)

	Three Months Ended
	March 29, 2008	December 29, 2007
Working capital	$200,793	$237,590
Cash and cash equivalents	121,930	91,209
Short and long-term investments	191,598	211,284
Short and long-term restricted cash	2,823	3,337

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash provided by operating activities	$9,819	$6,963
Cash provided by (used in) financing activities	14,787	(4,025)
Cash provided by financing activities	6,112	7,138

Prior to our IPO in June 2007, we had financed our operations primarily through private sales of equity and from borrowings under credit facilities and more recently from cash collections on the sales of our DTN System. In June 2007, we completed our IPO and raised net proceeds of $190.1 million. In November 2007, we completed our follow-on offering and raised net proceeds of $104.0 million.

At December 29, 2007, we had $91.2 million in cash and cash equivalents, $211.3 million in short and long-term investments and $3.3 million in restricted cash. In comparison, at March 29, 2008, we had $121.9 million in cash and cash equivalents and $191.6 million in short-term and long term investments and $2.8 million in restricted cash. Cash, cash equivalents and short and long-term investments consist of highly liquid investments money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate securities. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

We experienced positive cash flows from operations of $9.8 million in the first quarter of 2008. We generated net income for the period of $27.6 million, and we had non-cash charges of $7.1 million consisting primarily of depreciation and amortization of $2.6 million and stock-based compensation expense of $4.9 million offset by investment discount accretion of $0.5 million. In addition, net income reflects the release of non-cash gross margin from invoiced shipments of bundled products and services deferred in prior periods of $16.1 million. Accounts receivable increased by $4.0 million due to the linearity of invoicing in the quarter and this was offset by an increase in accounts payable of $5.8 million. Accrued liabilities and other expenses decreased by $9.5 million due to payments made during the period. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally.

In the first quarter of 2007 we generated positive cash from operations of $7.0 million. We incurred a net loss for the period of $19.8 million and had non-cash charges of $5.5 million consisting primarily of depreciation and amortization of $2.3 million and warrant liability revaluation of $2.5 million. In addition, the net loss reflects the non-cash deferral of gross margin from invoiced shipments in the period of $11.2 million. Account receivable decreased by $22.2 million due to improved collections activities and improved linearity of invoicing in the period. This was offset by a reduction in accounts payable of $14.7 million.

Investing Activities

Net cash provided by investing activities was $14.8 million in the first quarter of 2008 and primarily represented net proceeds from the purchase, maturity and sale of investments in the period of $16.9 million reflecting an increase in our investment in money market funds during the period. Additions to property, plant and equipment amounted to $2.5 million.

Net cash used for investing activities in the first quarter of 2007 was $4.0 million and was primarily comprised of $5.2 million of additions to property, plant and equipment offset by $1.1 million of proceeds from the sale of assets.

Financing Activities

Net proceeds from financing activities in the first quarter of 2008 were $6.1 million and primarily related to proceeds from the issuance of common stock under our ESPP plan. Net financing activities in the first quarter of 2007 amounted to $7.1 million which is primarily due to the proceeds from the draw down of borrowing on existing facilities.

Credit Facilities

In the next twelve months, capital expenditures are expected to be in the range of approximately $20 to $30 million, primarily for product development and manufacturing expansion and upgrades.

As of March 29, 2008, we held approximately $71.6 million of municipal note investments with an auction reset feature (“adjustable rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. We have since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from 22 years to 40 years, we have classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of March 29, 2008, and we recorded an unrealized loss of $4.1 million during the first quarter of 2008 related to investments on adjustable rate securities.

All of Infinera’s adjustable rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers of the adjustable rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Based on the expected operating cash flows and other sources of cash, we don’t anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

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

Fair Value Inputs

We adopted SFAS No. 157 as of the beginning of fiscal year 2008. See Notes 4 and Note 6 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a significant component to our condensed consolidated results of operations.

We value the majority of our cash and investment instruments by using quoted market prices and alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include our money market funds. The types of instruments valued based on quoted prices in markets that are not active and alternative pricing sources with reasonable levels of price transparency include US agency notes, corporate bonds and commercial paper products. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing them to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we did not experience significant deviation between the prices from the independent pricing vendor and our portfolio managers. The types of instruments valued based on unobservable inputs for which there is little or no market data includes our adjustable rate securities or ARS. A discounted cash flow model has been used to determine the estimated fair value of our investment in ARS as of March 29, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and the timing and amount of cash flows, including assumptions about the expected holding periods of these securities. Management expects changing conditions in the ARS market to have a significant impact on these underlying assumptions, which in turn can have a significant impact on the fair value of these securities.

Contractual Obligations

The following is a summary of our contractual obligations as of March 29, 2008 (In thousands):

		Payments Due by Period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
Purchase obligations(1)	$20,993	$20,993	$—	$—	$—
Operating leases	$14,035	$3,922	$7,073	$3,040	$—

Total contractual obligations	$35,028	$24,915	$7,073	$3,040	$—

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

Off-Balance Sheet Arrangements

As of March 29, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain insignificant operating costs in other currencies. In addition, certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of March 29, 2008 would result in a loss of approximately $1.0 million. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $316.4 million at March 29, 2008. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes and adjustable rate securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three month ended March 29, 2008, our interest income would have declined approximately $0.3 million, assuming consistent investment levels.

At March 29, 2008 and December 29, 2007, we had no debt outstanding.

Adjustable Rate Securities

As of March 29, 2008, we held $71.6 million, of municipal notes investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were in student loans with a credit rating of AAA. In February 2008 auctions related to these adjustable rate securities began to fail and the there has continued to be more sellers than buyers for these securities in the market place. As a result, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the reclassification of these securities as long-term investments in our condensed consolidated financial statements for the first quarter of 2008. In addition, we have recorded an unrealized loss of $4.1 million as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. This unrealized loss reflects the current lack of liquidity for these securities in the market place and does not reflect any deterioration in the credit worthiness of the securities or their issuers. However, while all of our adjustable rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record a realized impairment charge on these investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 29, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 27, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 27, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting were adequate in their design and/or operation.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

We have a history of significant operating losses and may not achieve profitability on an annual basis in the future.

We have not achieved profitability on an annual basis. We experienced a net loss of $55.3 million for the year ended December 29, 2007. As of March 29, 2008, our accumulated deficit was $341.9 million. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our DTN System and to maintain and expand our manufacturing facilities and research and development operations. In addition, as a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to achieve profitability on an annual basis.

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

•

our ability to establish vendor specific objective evidence, or VSOE, for any future service that we may offer to a customer and to recognize revenue once the other revenue recognition criteria have been met, rather than ratably over the longest undelivered service period;

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

A relatively small number of customers account for a large percentage of our net revenue. In particular, for the first quarter of 2008, Level 3 Communications, or Level 3, accounted for approximately 34% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

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

Further, many of our customers are large communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to agree to unfavorable commercial terms with these customers, including reducing the average selling price of our DTN System in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.

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

If we are unable to offset any reductions in our average selling prices or increases in our average costs with increased sales volumes and reduced production costs, or if we fail to develop and introduce new products and enhancements on a timely basis, or if we disagree on our interpretation and compliance with the commercial terms of our customer agreements, our relationships with our customers and our operating results would be harmed.

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

We believe that, in order to grow our revenue and business and to build a large and diverse customer base, we must successfully sell our DTN System in international markets and to U.S. regional bell operating companies, international postal, telephone and telegraph companies, cable multiple system operators and U.S. competitive local exchange carriers. We have limited experience selling our DTN System internationally and to U.S. regional bell operating companies and international postal, telephone and telegraph companies. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new sales channels through resellers, distributors and systems integrators. If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and revenue.

If we fail to protect our intellectual property rights, our competitive position could be harmed or we could incur significant expense to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on a combination of trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may be inadequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. This is likely to become an increasingly important issue as we expand our operations and product development into countries that provide a lower level of intellectual property protection. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

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

The development and production of new products with high technology content, such as our DTN System, is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software products, such as our DTN System, can often contain undetected errors when first introduced or as new versions are released. We have experienced errors in the past in connection with our DTN System, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, will be found from time to time in our DTN System. We have been shipping our DTN System since November 2004, which provides us with limited information on which to judge its reliability. Our DTN System may suffer degradation of performance and reliability over time.

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

We currently purchase several key components from single or limited sources. In particular, we rely on our own production of PICs and on third parties as sole source suppliers for certain of the components of our system, including: application-specific integrated circuits, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with most of these sole source suppliers. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

If we do not receive critical components from our suppliers in a timely manner, we will be unable to deliver those components to our manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our DTN System, which could cause delays in the manufacturing and delivery of our systems. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our sole supplier’s have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. These supplier disruptions may continue to occur in the future, which could limit our ability to produce the DTN System and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships and result in the breach of our customer agreements and could harm our business and operating results.

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

Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. For the year ending December 27, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required for the first time to deliver a report that assesses the effectiveness of our internal control over financial reporting. Also, beginning with the year ending December 27, 2008, our auditors will be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting .

Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error.

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

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting. Moreover, the market price of our stock could decline and we could be subject to potential delisting by the NASDAQ Stock Market and review by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Because the purchase of our equipment involves substantial cost, most of our customers wait to purchase our equipment until they are ready to deploy it in their network. As a result, it is difficult for us to accurately predict the timing of future purchases by our customers. In addition, product purchases are often subject to budget constraints, multiple approvals and unplanned administrative processing and other delays. If sales expected from customers for a particular quarter are not realized in that quarter or at all, our revenue will be negatively impacted.

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

As of March 29, 2008, we held $71.6 million of municipal notes investments, classified as long-term investments, with an auction reset feature whose underlying assets were in student loans that had a AAA credit rating. Auctions for some of these adjustable rate securities have failed and there are more sellers than buyers for these securities in the market place and parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist.

In the first quarter of 2008, we recorded an unrealized loss of $4.1 million related to these adjustable rate securities. If the issuers of the adjustable rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may be required to record an impairment charge on these investments and may liquidate these investments for less than their face value.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities in the event that we continue to incur significant losses, we are unable to liquidate our auction rate securities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

Our headquarters and the majority of our infrastructure, including our PIC manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our DTN System. In the event that an earthquake, terrorist attack or other catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Further, our common stock has limited prior trading history. Factors affecting the trading price of our common stock include:

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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Infinera Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Date: April 30, 2008