Form 10-Q
period 2008-06-28
INFINERA CORP
filed 2008-07-25
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

As of July 18, 2008, 93,183,658 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 28, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$135,963	$91,209
Short-term investments	74,203	181,168
Short-term restricted cash	873	743
Accounts receivable	56,804	39,216
Other receivables	487	1,127
Inventory	57,643	58,579
Deferred inventory costs	24,114	78,362
Prepaid expenses and other current assets	5,704	3,941

Total current assets	355,791	454,345
Property, plant and equipment, net	40,651	36,973
Intangible assets	1,408	1,541
Deferred inventory costs, non-current	2,846	3,260
Long-term investments	105,132	30,116
Long-term restricted cash	2,046	2,594
Other non-current assets	665	359

Total assets	$508,539	$529,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,154	$17,504
Accrued expenses	9,829	9,497
Accrued compensation and related benefits	11,431	17,749
Accrued warranty	5,529	4,974
Deferred revenue	63,028	167,031

Total current liabilities	113,971	216,755
Accrued warranty, non-current	5,031	5,018
Deferred revenue, non-current	6,881	7,406
Long-term exercised unvested options	453	825
Other long-term liabilities	3,537	4,610
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares - 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value
Authorized shares – 500,000 as of June 28, 2008 and December 29, 2007, respectively
Issued and outstanding shares – 93,077 as of June 28, 2008 and 91,580 as of December 29, 2007, respectively	93	92
Additional paid-in capital	682,695	663,870
Accumulated other comprehensive income (loss)	(5,135)	78
Accumulated deficit	(298,987)	(369,466)

Total stockholders’ equity	378,666	294,574

Total liabilities and stockholders’ equity	$508,539	$529,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Ratable product and related support and services	$69,581	$54,411	$141,967	$100,358
Product	86,505	4,005	150,633	7,250
Services	5,023		6,762

Total revenue	161,109	58,416	299,362	107,608
Cost of revenue:
Cost of ratable product and related support and services	32,169	39,748	68,000	75,658
Cost of product	47,124	2,488	86,789	3,851
Cost of service	2,032		3,222

Total cost of revenue	81,325	42,236	158,011	79,509
Gross profit	79,784	16,180	141,351	28,099
Operating expenses:
Sales and marketing	10,860	6,401	21,106	14,037
Research and development	17,787	14,079	36,080	30,137
General and administrative	8,502	5,358	16,919	10,915
Amortization of intangible assets	37	37	74	74

Total operating expenses	37,186	25,875	74,179	55,163

Income (loss) from operations	42,598	(9,695)	67,172	(27,064)
Other income (expense), net:
Interest income	2,258	729	5,561	914
Interest expense	0	(1,119)	(3)	(2,182)
Other gain (loss), net	296	(15,978)	1,176	(17,515)

Total other income (expense), net	2,554	(16,368)	6,734	(18,783)
Income (loss) before provision for income taxes	45,152	(26,063)	73,906	(45,847)
Provision for income taxes	2,267	33	3,427	62

Net income (loss)	$42,885	$(26,096)	$70,479	$(45,909)

Net Income (loss) per common share - Basic	$0.47	$(1.10)	$0.77	$(2.94)

Net Income (loss) per common share - Diluted	$0.44	$(1.10)	$0.73	$(2.94)

Weighted average shares used in computing net income (loss) per common share
Basic	92,124	23,678	91,687	15,620

Diluted	97,284	23,678	96,988	15,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$70,479	$(45,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,469	4,423
Amortization of debt discount	—	282
Accretion of investment discount	(725)	—
Asset impairment charges	—	393
Stock-based compensation expense	11,288	2,810
Excess tax benefit from stock option transactions	(559)	—
Tax benefit from stock option transactions	623	—
Revaluation of warrant liablities	—	19,761
Gain on disposal of assets	(770)	(2,021)
Other gain	(15)	(25)
Changes in assets and liabilities:
Accounts receivable	(16,949)	14,732
Inventory	479	1,661
Prepaid expenses and other current assets	(1,782)	39
Deferred inventory costs	54,143	(7,493)
Other non-current assets	(314)	599
Accounts payable	4,901	(12,761)
Accrued liabilities and other expenses	(6,902)	(5,603)
Deferred revenue	(104,528)	28,002
Accrued warranty	568	7,318

Net cash provided by operating activities	15,406	6,208
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(123,624)	—
Proceeds from sale of investments	69,543	—
Proceeds from maturities of investments and restricted cash	82,304	—
Proceeds from disposal of assets	771	2,537
Purchase of property and equipment	(7,283)	(8,723)

Net cash provided by (used in) investing activities	21,711	(6,186)
Cash Flows from Financing Activities:
Principal payments on loan obligation	—	(30,901)
Proceeds from loans	—	7,119
Proceeds from initial public offering, net of issuance costs	—	190,245
Proceeds from issuance of common stock	7,164	2,050
Excess tax benefit from stock option transactions	559	—
Repurchase of common stock	(30)	(50)

Net cash provided by financing activities	7,693	168,463

Effect of exchange rate changes	(56)	49
Net change in cash and cash equivalents	44,754	168,534
Cash and cash equivalents at beginning of period	$91,209	28,884

Cash and cash equivalents at end of period	$135,963	$197,418

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$2,203
Cash paid for income taxes	$593	$81

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera has developed a digital optical networking system (DTN System) and began commercial shipment of its DTN System in November 2004. Infinera’s DTN System is unique in its use of a breakthrough semiconductor technology: the photonic integrated circuit (PIC). Infinera’s DTN System and PIC technology are designed to provide optical networks with simpler and more flexible engineering and operations, faster time-to-service, and the ability to rapidly deliver differentiated services without reengineering their optical infrastructure.

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

Basis of Financial Statements

The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 29, 2007. The condensed consolidated balance sheet as of December 29, 2007 has been derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 29, 2007. The interim financial information is unaudited, but reflects all normal adjustments that are, in management’s opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, warranty reserve, cash, cash equivalents and short and long-term investments, inventory valuation, stock based compensation and accounting for income taxes. Management believes that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected. We reclassified certain amounts reported in previous periods to conform to the current presentation, and we combined “Lower of costs or market adjustment” into “Cost of ratable product and related support and services” in our current period Condensed Consolidated Statements of Operations.

3.	Accounting Changes

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to use fair value to measure our eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 5 Investments and Fair Value Measurements.

Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 107 (“SAB 107”) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

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

The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, the Company had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. The Company determined that it had established VSOE of fair value for software subscription in the first quarter and for training and installation and deployment services in the second quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, the Company allocates revenue to the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Services revenue includes software subscription services, training and installation and deployment services. Revenue from software subscription contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. A majority of the Company’s customers have exercised the option to purchase software subscription services on an ongoing basis. Revenue related to training and installation and deployment services is recognized as the services are completed.

Occasionally, the Company sells its networking products to customers who do not purchase training, installation and deployment services or support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all such customer-specific acceptance criteria have been met. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end-user prior to shipment to a reseller. The Company does not offer rights of return or price protection to its resellers.

Revenue for products that do not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue related to these arrangements is included in product revenue.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of the Statement of Accounting Standards (SFAS) No. 123(R) “Share-Based Payments” (“SFAS 123(R)”). Under SFAS 123(R), stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis. The Company adopted the provisions of SFAS 123(R) using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006 continue to be accounted for under the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation.” All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

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

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (SAB 107) due to the unknown effect on option holder behavior of increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

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

During the three and six months ended June 28, 2008, the Company granted options to employees and directors to purchase an aggregate of 0.3 million and 2.4 million shares of common stock at a weighted average exercise price of $13.04 and $12.90 per share, respectively. These options have exercise prices equal to the closing market value of the Company’s common stock on the dates these options were granted.

The weighted average estimated values of employee stock option grants and rights granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as the weighted average assumptions used in calculating these values during the three and six months ended June 28, 2008 and June 30, 2007 were based on estimates at the date of grant as follows:

	Three Months Ended		Six Months Ended
Employee and Director Stock Options	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Volatility	65% - 72%	81% - 84%	65% - 74%	62% - 84%
Risk-free interest rate	3.12% - 3.53%	4.94%	3.07% - 3.53%	4.50% - 4.94%
Expected Life	5.3 - 6.3 years	6.1 - 6.3 years	5.3 - 6.3 years	4.3 - 6.3 years
Estimated fair value	$7.66 - $9.44	$7.79 - $9.74	$7.31 - $9.44	$2.12 - $9.74

Concurrent with the IPO in June 2007, the Company established the 2007 Employee Stock Purchase Plan (“ESPP”). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation cost related to the ESPP under FAS123(R) was approximately $0.6 million and $1.0 million for the three and six months ended June 28, 2008 and the fair value of the ESPP shares were estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Employee Stock Purchase Plan	2008	2007	2008	2007
Volatility	65%	49%	65%	49%
Risk-free interest rate	2.12%	4.97%	2.12%	4.97%
Expected Life	0.5 years	0.7 years	0.5 years	0.7 years
Estimated fair value	$4.42	$4.17	$4.42	$4.17

The Company began issuing Restricted Stock Units (“RSUs”) in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests, subject to continuing service with the Company on each vesting date. During the three and six months ended June 28, 2008, the Company granted RSUs to employees to purchase an aggregate of 0.2 million shares and 1.5 million shares of common stock at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant.

The following table summarizes the effects of stock-based compensation related to employee and director awards, employee non-recourse notes and non-employees on the Company’s condensed consolidated balance sheets and statements of operations for the three and six months ended June 28, 2008 and June 30, 2007, respectively (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock-based compensation effects in inventory
Beginning balance	$1,854	$623	$2,215	$81
Stock-based compensation expense added to inventory	821	1,881	1,393	2,463
Stock-based compensation expense released from inventory to cost of revenue	(905)	(4)	(1,623)	(7)
Stock-based compensation expense released from inventory to deferred inventory costs	(12)	(71)	(227)	(108)

Closing balance	$1,758	$2,429	$1,758	$2,429

Stock-based compensation effects in deferred inventory cost
Beginning balance	$730	$50	$947	$23
Stock-based compensation expense added from inventory	12	71	227	108
Stock-based compensation expense recognized released from inventory to cost of revenue	(314)	(23)	(746)	(33)

Closing balance	$428	$98	$428	$98

Stock-based compensation effects in income (loss) before provision for income taxes
Cost of revenue	$271	$94	$479	$111
Research and development	1,629	1,014	2,852	1,323
Sales and marketing	1,164	346	2,014	433
General and administration	2,072	685	3,574	903

	5,136	2,139	8,919	2,770
Cost of revenue - amortization from balance sheet*	1,219	27	2,369	40

Total stock-based compensation expense	$6,355	$2,166	$11,288	$2,810

*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

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

The Company recorded inventory write-downs for excess and obsolete inventory in the three and six months ended June 28, 2008 of $1.8 million and $3.7million, respectively and in the three and six months ended June 30, 2007 of $1.1 million and $2.5 million, respectively. In addition, the Company recorded total inventory write-downs for lower of cost or market (“LCM”) adjustments in the three and six months ended June 28, 2008 of $2.0 million and $0.4 million and in the three and six months ended June 30, 2007 of $2.2 million and $3.3 million, respectively. These write-downs for excess and obsolete inventory and LCM adjustments were reflected as cost of ratable product and related support and services and cost of product.

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

The Company considers all debt instruments with remaining time to maturity of one year or less to be short-term investments. At June 28, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. Treasuries and adjustable rate securities. The Company’s cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the market value and record the related write-down as an investment loss on its condensed consolidated statements of operations. No impairment charges were recorded for the three and six months ended June 28, 2008 and June 30, 2007.

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At June 28, 2008 and December 29, 2007, all of the Company’s deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

5.	Investments and Fair Value Measurements

Available-for-sale Investments

The following is a summary of available-for-sale investments as of June 28, 2008 and December 29, 2007 (In thousands):

	June 28, 2008				December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$65,934			$65,934	$35,857	—	—	$35,857
Commercial paper	39,954	6	(2)	39,958	74,352	12	(8)	74,356
Corporate bonds	32,521	77	(82)	32,516	49,796	47	(29)	49,814
U.S. agency notes	42,141	21	(97)	42,065	21,945	6	(5)	21,946
U.S. Treasuries	42,420	13	—	42,433
Adjustable rate securities	75,650		(4,788)	70,862	96,150	—	—	96,150

Total available-for-sale investments	$298,620	$117	$(4,969)	$293,768	$278,100	$65	$(42)	$278,123

The longest time that individual securities included in available-for-sale investments have been in a continuous unrealized loss position, is four months.

The following is a summary of the carrying values and balance sheet classification as of June 28, 2008 and December 29, 2007 (In thousands):

	June 28, 2008	29-Dec 2007
Available-for sale investments	$293,768	$278,123
Cash in banks	21,530	24,370
Restricted cash	2,919	3,337

Total	$318,217	$305,830

Reported as:
Cash and cash equivalents	$135,963	$91,209
Short-term investments	74,203	181,168
Short-term restricted cash	873	743
Long-term investments	105,132	30,116
Long-term restricted cash	2,046	2,594

Total	$318,217	$305,830

As of June 28, 2008, the Company held approximately $70.9 million at fair value of municipal note investments with an auction reset feature (“adjustable rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP) and are currently rated AAA by a rating agency. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from 22 years to 39 years, the Company has classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of June 28, 2008, and the Company recorded an unrealized loss of $4.8 million under accumulated and comprehensive income (loss) in Stockholders’ Equity as of June 28, 2008 related to these adjustable rate securities.

Fair Value Measurement

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value. The majority of the Company’s cash and investment instruments are classified within Level I or Level II of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and U.S. Treasuries. Such instruments are generally classified within Level I of the fair value hierarchy. The types of instruments valued based on other observable inputs includes the Company’s U.S. government agency notes, corporate bonds and commercial paper. Such instruments are classified within Level II of the fair value hierarchy. The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s adjustable rate securities, or ARS. As of December 29, 2007, these securities were valued at par based on successful market auction data and were classified within Level II of the fair value hierarchy. However, as a result of auction failures related to these securities, these market inputs were not available as of June 28, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of June 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of June 28, 2008 (In thousands):

	June 28, 2008
	Level I	Level II	Level III	Total
Money market funds	$65,934			$65,934
Commercial paper		39,958		39,958
Corporate bonds		32,516		32,516
U.S. agency notes		42,065		42,065
U.S. Treasuries	42,433			42,433
Adjustable rate securities			70,862	70,862

Total available-for-sale investments	$108,367	$114,539	$70,862	$293,768

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive Income (loss) in the accompanying condensed consolidated balance sheets under Stockholders’ Equity. Unrealized losses associated with Level III financial instruments were approximately $4.8 million as of June 28, 2008

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three and six months ended June 28, 2008 (In thousands):

	Three Months Ended June 29, 2008
	March 29, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		June 29, 2008
				Realized	Unrealized
Adjustable Rate Securities	$71,556	$—	$—	$—	$(694)	$70,862

	Six Months Ended June 29, 2008
	December 29, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		June 29, 2008
				Realized	Unrealized
Adjustable Rate Securities	$—	$(20,500)	$96,150	$—	$(4,788)	$70,862

6.	Balance Sheet Components

Restricted Cash

As of June 28, 2008, the Company had short-term restricted cash of $0.9 million and long-term restricted cash of $2.0 million. As of December 29, 2007, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.6 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

Inventory

Inventory is comprised of the following (In thousands):

	June 30, 2008	December 29, 2007
Raw materials	$9,233	$10,475
Work in process	34,564	35,110
Finished goods	13,846	12,994

Total inventory	$57,643	$58,579

Included in finished goods inventory at June 28, 2008 and December 29, 2007 were $7.0 million and $1.5 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following (In thousands):

	June 30, 2008	December 29, 2007
Computer hardware	$5,265	$4,267
Computer software	3,446	3,111
Laboratory and manufacturing equipment	57,389	50,897
Furniture and fixtures	603	805
Leasehold improvements	13,737	12,438

	$80,440	$71,518
Less accumulated depreciation and amortization	(39,789)	(34,545)

Property, plant end equipment, net	$40,651	$36,973

Depreciation for the three months and six months ended June 28, 2008 was $2.9 million and $5.5 million, respectively, and depreciation for the three months and six months ended June 30, 2007 were $2.3 million and $4.4 million, respectively.

Intangible Assets

Other intangible assets, net are comprised of the following (In thousands):

	June 28, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents & developed technology	$1,628	(410)	$1,218	$1,628	$(317)	$1,311
Assembled workforce and other	370	(180)	190	370	(140)	230

Total intangible assets	$1,998	$(590)	$1,408	$1,998	$(457)	$1,541

Accrued Expenses

Accrued expenses are comprised of the following (In thousands):

	June 28, 2008	December 29, 2007
Loss contingency related to purchase commitments	$2,279	$1,880
Customer prepay liability	411	1,109
Tax payable	2,907	855
Other accrued expenses	4,232	5,653

Total accrued expenses	$9,829	$9,497

7.	Comprehensive Income (loss)

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

The components of other accumulated comprehensive income (loss) are as follows (In thousands):

	June 28, 2008	December 29, 2007
Accumulated net unrealized gain (loss) on foreign currency translation	$(284)	$55
Net unrealized holding gain (loss) on available-for-sale investments	(4,851)	23

Total other accumulated comprehensive income (loss)	$(5,135)	$78

The following table reconciles net income (loss) to comprehensive income (loss) for the three and six month periods ended June 28, 2008 and June 30, 2007 (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$42,885	$(26,096)	$70,479	$(45,909)
Other comprehensive income (loss)	(1,285)	14	(5,213)	24

Total comprehensive income (loss)	$41,600	$(26,082)	$65,266	$(45,885)

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

The following table sets forth the computation of net income (loss) per common share (In thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator - Basic and Diluted
Net income (loss)	$42,885	$(26,096)	$70,479	$(45,909)
Denominator
Basic weighted average common shares outstanding	$92,124	23,678	91,687	15,620
Effect of dilutive securities:
Employee equity plans	$4,707	—	4,861	—
Warrants to purchase common stock	453	—	440	—

Diluted weighted average common shares outstanding	97,284	23,678	96,988	15,620

Net income (loss) per common share - basic	$0.47	$(1.10)	$0.77	$(2.94)

Net income (loss) per common share - dilutive	$0.44	$(1.10)	$0.73	$(2.94)

For the second quarter of 2008, we excluded 5.6 million shares of outstanding stock options (zero for the second quarter of 2007) from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than the average market value of the common stock shares. These options could be included in the calculation in the future if the average market value of the common stock shares increases and is greater than the exercise price of these options.

9.	Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following (In thousands):

	June 30, 2008	December 29, 2007
Deferred product and ratable product and related support and services, current	$57,572	$167,031
Deferred service revenue, current	5,456	—

Deferred revenue	$63,028	$167,031

Deferred product and ratable product and related support and services, non-current	6,881	7,406

Deferred revenue - non-current	$6,881	$7,406

Deferred inventory costs, current	$24,114	$78,362
Deferred inventory costs, non-current	2,846	3,260

Total deferred inventory costs	$26,960	$81,622

Deferred ratable product and related support and services revenue primarily consists of revenue on transactions where VSOE of fair value of support and other services has not been established and therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period.

10.	Commitment and Contingencies

Purchase Commitments

The Company has purchase agreements with its major production suppliers where the Company is committed to purchase certain parts. As of June 28, 2008 and December 29, 2007, these non-cancelable purchase commitments were $26.8 million and $33.7 million, respectively.

The following is a summary of the Company’s contractual obligations as of June 28, 2008 (In thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations	$26,786	$26,786	$—	$—	$—
Operating leases	13,602	4,342	6,741	2,519	—

Total contractual obligations	$40,388	$31,128	$6,741	$2,519	$—

Legal Matters

On April 11, 2007, the Company, Level 3 and Cheetah Omni LLC (Cheetah) filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit.

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

On March 14, 2007, the Company submitted requests to the U.S. Patent and Trademark Office for inter parts reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347 asking the U.S. Patent and Trademark Office to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347.

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

Stock Option Awards and Restricted Stock Unit Awards

The following table summarizes the Company’s stock award activity and related information for the six months ended June 28, 2008 (In thousands, except per share data):

	Shares Available for Grant (1)	Awards and Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (2)
Balance at December 29, 2007	10,198	11,742	$5.98	$97,808
Additional options and RSUs authorized(3)	4,579
Options granted	(2,394)	2,394	$12.90
RSUs granted	(1,506)	1,506	$—
Options exercised	—	(1,091)	$2.26	$11,451
RSUs canceled	43	(43)	$—
Options canceled	531	(531)	$7.41

Balance at June 28, 2008	11,451	13,977	$6.77	$57,684

(1)	Shares available for grant under the 2000 plan and 2007 plan, as applicable. The Company does not intend to grant any additional options or other awards under the 2000 Plan.

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

Options outstanding that have vested and are expected to vest as of June 28, 2008 are as follows (In thousands, except per share data and contractual term):

	Number of shares	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term	Aggregate Intrinsic Value (1)
			(In years)
Vested	4,018	$4.51	7.54	$21,536
Expected to vest(2)	7,641	9.72	8.86	17,766

Total vested and expected to vest	11,659	7.93	8.40	$39,302

Not expected to vest	239

Total options outstanding	11,898

(1)	These amounts represent the difference between the exercise price and the Company’s closing stock price as of June 28, 2008.

(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

Information with respect to restricted stock units as of June 28, 2008 is as follows (In thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value (1)
Outstanding at December 29, 2007	616	$20.08
Granted	1,506	12.88
Vested	—	—	N/A
Canceled	(43)	15.24

Outstanding at June 28, 2008	2,079	$14.97

(1)	Represents the value of Infinera stock on the date that the restricted stock units vest if any. None vested as of June 28, 2008.

RSUs outstanding that have vested and are expected to vest as of June 28, 2008 are as follows (In thousands, except per share data and contractual term):

	Number of Shares	Weighted- Exercise Share	Weighted- remaining term	Aggregate Intrinsic Value
			(In years)
Vested	—		—	—
Expected to vest	1,793	—	9.38	15,978

Total vested and expected to vest	1,793	—	9.38	$15,978

Not expected to vest	286

Total RSUs outstanding	2,079

12.	Income Taxes

The effective tax rate of 4.6% for the six months ended June 28, 2008 differs from the statutory rate of 35% primarily due to the tax benefits resulting from the release of valuation allowances on tax attribute carryforwards which was partially offset by the impact of certain stock compensation charges under SFAS 123(R), alternative minimum and state income taxes.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under SFAS 123(R) associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $623,000 for the six months ended June 28, 2008

During the three months ended March 29, 2008, the Company received an assessment resulting from an examination in India for the 2006 tax year. The Company is appealing the assessment. All uncertain tax positions have been fully reserved. The Company does not expect a material adjustment to the financial statements as a result of this inquiry.

As of June 28, 2008, the Company’s U.S. regular tax expense was equally offset by U.S. income tax benefits from the utilization of Net Operating Loss (NOL) carryforwards which were previously reserved with a valuation allowance. During the three months ended March 29, 2008, the Company reversed approximately $1.1 million of valuation allowance that was supportable by refundable income taxes. Due to changes in projected profitability, this valuation allowance has been recorded with an offset to income tax payable during the three months ended June 28, 2008, resulting in no net effect on tax expense in either the current or prior quarters. The Company recorded a full valuation allowance against all of its net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, certain of the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carry-forwards will expire between 2013 and 2028. Utilization of these net operating losses and credit carry-forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change” that may occur, for example, by a change in significant stockholder allocation or equity structure. In 2007, the Company performed an analysis of the potential changes in ownership and determined that changes in ownership have occurred that would limit tax attribute carry-forwards. However, based on the work performed, the Company believes the limitations are not significant enough to materially impact future utilization of tax attributes against future taxable income.

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

At June 28, 2008, the cumulative unrecognized tax benefit was $8.1 million compared to $6.7 million at December 29, 2007 that was substantially netted against deferred tax assets which were previously offset with a full valuation allowance. Included in the $8.1 million of cumulative unrecognized tax benefit, approximately $180,000 impacted the Company’s effective tax rate during the quarter ended June 28, 2008. At June 28, 2008, the Company had $287,000 of unrecognized tax benefits related to uncertain tax positions recorded within current and other long-term tax liabilities. There are minimal penalties and interest associated with these tax positions and are immaterial to the financial statements. The Company files income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. The tax years 2000 to 2007 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region (In thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
North America	$130,664	$47,290	$242,032	$87,235
Europe, Middle East and Africa	24,505	10,582	49,309	19,426
Asia Pacific	5,940	544	8,021	947

Total revenue	$161,109	$58,416	$299,362	$107,608

Property, plant and equipment, net

	June 28, 2008	December 29, 2007
North America	$39,910	$36,270
Europe, Middle East and Africa	0	0
Asia Pacific	741	703

Total property, plant and equipment, net	$40,651	$36,973

14.	Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from two to five years. Hardware product warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is expressly limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability for the three and six months ended June 28, 2008 and June 30, 2007, respectively, are summarized below (In thousands).

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Balance at the beginning of the period	$11,027		$6,808		$9,992		$2,718
Charges to operations	2,619		3,350		5,465		5,670
Utilization	(1,985)		(1,013)		(3,630)		(1,735)
Changes in estimate	(1,101	)(2)	891	(1)	(1,267	)(2)	3,383	(1)

Balance at the end of the period	$10,560		$10,036		$10,560		$10,036

(1)	Change in estimate represents an increase in the cost of replacement due to lower than expected usage of repaired products to satisfy warranty obligations offset by a continued improvement in average return rates.

(2)	Change in estimate is primarily due to continued improvements in average return rates and reductions in the cost of replacement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as dense wavelength division multiplexing (DWDM) systems. As a result, service providers had only limited opportunities to differentiate their optical service offerings, and the basis of competition was generally low price. Infinera’s digital optical networking approach helps our customers differentiate their optical services in several areas, including speed of service delivery, advanced features like protection and restoration, and the ability to offer new services such as 40G and, in the future, 100GbE, without overhauling the underlying optical plant. Our customers can differentiate their optical services largely because of the unique architecture offered by our digital optical networking system (“DTN System”). The DTN System uses photonic integrated circuits, or PICs, to generate 100G of optical capacity per line card. This capacity is then digitally “virtualized” so that it can be allocated, using software, to a variety of service types. The DTN System includes intelligent software to simplify and speed the delivery and control of optical services, and to enable advanced feature capabilities.

Infinera’s digital optical networking architecture is made possible by what we believe to be the world’s only commercially-deployed, large-scale PIC. Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips. Their function is to convert 100 Gbps of optical capacity into electronic signals. Once electronic, these signals can be virtualized and instantly allocated to a number of services using digital technology. The PICs are in effect the heart of the DTN System, as they are the key to its ability to deliver a wide range of transport services, with optional advanced features, quickly and easily. By contrast, competitive DWDM platforms, which do not have access to PIC technology, generally require photonics equipment to add new services to the network. Photonic engineering can be considerably slower and more difficult than digital engineering; as a result, we believe competitive platforms have less flexibility, take longer to provision, and are harder to operate than the DTN systems.

Our goal is to be a leading provider of optical communications systems to operators of optical networks, including telecom carriers, cable operators, internet or content service providers, and others. Our revenue growth will depend on the continued acceptance of our DTN System, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro DWDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages.

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our product and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% of our revenue from direct sales to customers for the three and six months ended June 28, 2008, respectively. We derived 97% and 98% of our revenue from direct sales to customers for the three and six months ended June 30, 2007, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our revenue growth is directly impacted by underlying growth in invoiced shipments. Although we expect growth in invoiced shipments to continue on a year-over-year basis, quarter-over-quarter growth may be impacted by several factors including the timing of large product deployments, acquisitions of new customers, new product introductions and general market conditions. Therefore, quarter-over-quarter revenue growth could be somewhat volatile and growth may not always occur in a linear manner.

In addition, the rate at which we recognize revenue is directly impacted by our ability to establish VSOE of fair value for our services offerings. The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008 resulted in an increased portion of our shipments for the period being recognized as product and service revenue at the time of acceptance. This change resulted in a significant increase in the amount of revenue recognized from current period shipments and a significant reduction in additions to deferred revenue and in the deferred revenue balance. This increase in the recognition of revenue from the period, combined with the recognition of $70.3 million and $113.1 million of deferred revenue from the periods prior to the attainment of VSOE of fair value for most of our services in the three and six months ended June 28, 2008 resulted in elevated revenues in those periods. We expect this to continue throughout the remainder of 2008 with the further recognition of approximately $53.2 million of deferred revenue from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services. We expect revenues in 2009 and future periods to more closely approximate the underlying invoiced shipment levels for those periods.

We have established VSOE for our training and installation and deployment services effective in the second quarter of 2008. This allowed us to recognize most of our shipments as revenue at the time of acceptance and to allocate that revenue to the appropriate revenue category in our condensed consolidated statements of operations. This resulted in increased levels of product and services revenue offset by a reduction in ratable revenue. Ratable revenue for the remainder of 2008 will result primarily from the recognition of deferred revenue from periods prior to the second quarter of 2008 and the attainment of VSOE for most of our services. It will also include a small portion of current period revenues related to products sold in combination with software warranty services for which VSOE has not yet been established. We have and will continue to offer new and incremental services to our customers in the future and we will need to establish VSOE of fair value for those services. This will result in shipments to those customers being recognized as ratable revenue until VSOE of fair value is achieved.

We had $38.2 million of deferred margin related to invoiced shipments of bundled products from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services. We expect $30.4 million of this deferred margin to be recognized in the remainder of 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in elevated gross profits in 2008. We expect gross profits in 2009 and future periods to more closely approximate the gross margin generated on the underlying invoiced shipments for those periods. It remains difficult to predict future improvements in invoiced shipment gross margins due to changes in product and customer mix and the timing of new customer deployments.

Overview of Condensed Consolidated Financial Data

Revenue

We derive our revenue from sales of our products, support and services. Our revenue is comprised of three components: (1) ratable product and related support and services revenue, or ratable revenue, (2) product revenue and (3) services revenue. Our DTN System is integrated with software that is more than incidental to the functionality of our equipment. We refer to the integration of our DTN System with our software and related support and services as a bundled product. We recognize the majority of our revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” or SOP 97-2. For arrangements with multiple elements which include product and services for which VSOE of fair value has been established, we allocate revenue to the undelivered element using the residual method based on VSOE of fair value for each of the elements. However, when these transactions also include undelivered services for which VSOE has not been established, product revenue is deferred and recognized ratably over the longest remaining support period.

Product revenue consists of sales of products where software is considered incidental and is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. In addition, product revenue consists of products that are sold without services or bundled products that are sold only with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.”

Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold standalone or (3) revenue related to extended hardware warranty.

The following table illustrates our revenue for the three months and six months ended June 28, 2008 and June 30, 2007 (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Ratable product and related support and services	$69,581	$54,411	$141,967	$100,358
Product	86,505	4,005	150,633	7,250
Services	5,023	—	6,762	—

Total of revenue	$161,109	$58,416	$299,362	$107,608

Ratable Revenue. Substantially all of our product sales are sold in combination with support services, which consist of software warranty or software subscription services. In addition, we have sold training and installation and deployment services with a significant number of these bundled sales.

VSOE of fair value for support services, training and installation and deployment services is determined by reference to the price the customer is required to pay when these services are sold separately. Support services are comprised of software warranty and software subscription services. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription includes software warranty support and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. In order to establish VSOE for these services, we were required to establish a history of selling these services separately at a consistent price. Prior to December 29, 2007, we had not established VSOE of fair value for support services, training or installation and deployment services. As a result, prior to that date, when all other revenue recognition criteria had been met and the only undelivered element was support services, training or installation and deployment services, revenue was deferred and recognized ratably over the longest undelivered service period. The undelivered service period for these services ranged from one to five years and averaged 14 months in the fourth quarter of 2007. This resulted in the majority of our invoiced shipments in 2007 being deferred and recognized over an average period of 14 months. Revenue related to these arrangements is included in ratable product and related support and services revenue.

In the first quarter of 2008, we established VSOE for software subscription services. As a result, we are no longer required to ratably recognize product revenue for sales transactions where products were sold with software subscription. Product revenue from these transactions is recognized upon acceptance, and software subscription service revenue is deferred and recognized over the term of the arrangement which is generally 12 months. Revenue allocated to product sales is included in product revenue, revenue allocated to services is included in services revenue. However, when these transactions also included undelivered training or installation and deployment services prior to the second quarter of 2008, product revenue was deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services were complete. Upon completion of these services, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee was recognized as ratable product and related support and services revenue.

In the second quarter of 2008, we established VSOE of fair value for our training and installation and deployment services. As a result, we are no longer required to ratably recognize revenue over the longest undelivered service period until all of the services have been delivered. This increases the amount of revenue recognized in the same period as the underlying invoiced shipments. For sales transactions where product is sold with training and installation and deployment services, product revenue is generally recognized upon product acceptance and training and installation and deployment services revenue is deferred and recognized upon delivery of the services. Revenue allocated to product sales is included in product revenue, revenue allocated to services is included in services revenue.

The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 resulted in a significant increase in the proportion of total revenue recognized from the underlying invoiced shipments in that quarter. Product revenue increased due to our ability to recognize and allocate revenue related to bundled shipments where software subscription was the only undelivered element. In addition, the weighted average revenue deferral period for current period shipments of bundled products and services was reduced to approximately 90 days as compared to 14 months in the fourth quarter of 2007. This change resulted in a significant increase in the amount of ratable revenue recognized from invoiced shipments in the first quarter of 2008 and a significant reduction in additions to deferred revenue and in the deferred revenue balance for the period.

We established VSOE for our training and installation and deployment services in the second quarter of 2008. This allowed us to recognize most of our shipments as revenue at the time of acceptance and to allocate that revenue to the appropriate revenue category in our condensed consolidated statements of operations. This resulted in increased levels of product and services revenue in the second quarter of 2008 offset by a reduction in ratable revenue. Ratable revenue for the remainder of 2008 will result primarily from the recognition of deferred revenue from prior periods and a small portion of current period revenue related to products sold in combination with software warranty and other services for which VSOE has not yet been established.

The attainment of VSOE of fair value on most of our services significantly increased total revenues for the first three and six months of 2008. This increase resulted from an increase in the recognition of revenue from invoiced shipments in the current period, combined with the recognition of $70.3 million and $113.1 million of deferred revenue for the three and six months ended June 28, 2008 from periods prior to the attainment of VSOE on most of our services.

We have and will continue to offer new and incremental services to our customers in the future and we will need to establish VSOE of fair value for those services. This could result in shipments to those customers being recognized as ratable revenue until VSOE of fair value is achieved.

Product Revenue. Product revenue consists of sales of products where software is considered incidental and is recognized under SAB 104. In addition, product revenue consists of products that are sold without services or bundled products that are sold only with services for which VSOE of fair value has been established. As discussed above, following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008, product revenue increased significantly due to the inclusion of product revenue from sales of bundled products and services where software subscription or training and installation and deployment services was the only undelivered element. In 2007, product revenue consisted primarily of a small number of sales of our networking products to customers who did not require support services and sales of an end of life product line that did not require significant customization and with regard to which software was considered incidental.

Services Revenue. Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold standalone or (3) revenue related to extended hardware warranty and other non-bundled services. Following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, we have recognized revenue from delivered training and installation and deployment services and software subscription revenues as services revenue in our condensed consolidated statements of operations.

Deferred Revenue. Prior to December 29, 2007 a portion of our invoiced shipments of bundled products and services were recognized as revenue in such quarter and the remainder was recorded as deferred revenue. Deferred revenue increased each quarter by the amount of invoiced shipments of bundled products and services in that quarter and decreased by the amount of ratable revenue recognized from invoiced shipments of bundled products and services. Following the attainment of VSOE of fair value on software subscription in the first quarter of 2008 and attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, an increased portion of our invoiced shipments are recognized as revenue in the same period in which they are invoiced. As a result, we expect our ratable deferred revenue balance to continue to decline throughout 2008.

The additions to the product and ratable deferred revenue balances relate to invoiced shipments bundled with services for which we have not established VSOE of fair value or invoiced shipments for which basic revenue recognition has not been met. Our services deferred revenue balance relates to deferred software subscription and extended hardware warranty which will be recognized as service revenue on a ratable basis over the service delivery period and also relates to deferred training and deployment and installation services which will be recognized as services revenue upon delivery of services.

The following table illustrates the increase (decrease) in deferred revenue for the specified periods (In thousands):

	Three Months Ended June 28, 2008
	Pre Mar. 29, 2008 Product / Ratable Revenue (1)	Post Mar. 29, 2008 Product / Ratable Revenue (2)	Services Revenue	Total
Beginning balance	$131,689	$—	$3,805	$135,494
Additions to deferred revenue	—	4,979	3,651	8,630
Amortization to revenue	(70,349)	(1,866)	(2,000)	(74,215)

Ending balance	$61,340	$3,113	$5,456	$69,909

Increase (decrease) in deferred revenue balance	$(70,349)	$3,113	$1,651	$(65,585)

	Six Months Ended June 28, 2008
	Pre Mar. 29, 2008 Product / Ratable Revenue (1)	Post Mar. 29, 2008 Product / Ratable Revenue (2)	Services Revenue	Total
Beginning balance	$174,437	$—	$—	$174,437
Additions to deferred revenue	29,639	4,979	8,212	42,830
Amortization to revenue	(142,736)	(1,866)	(2,756)	(147,358)

Ending balance	$61,340	$3,113	$5,456	$69,909

Increase (decrease) in deferred revenue balance	$(113,097)	$3,113	$5,456	$(104,528)

(1)	Represents changes in deferred revenue related to periods prior to the attainment of VSOE of fair value for most of our services.

(2)	Represents changes in deferred revenue related to periods after the attainment of VSOE for of fair value for most of our services.

Cost of Revenue

Our cost of revenue is comprised of three components: cost of ratable revenue, cost of product revenue and cost of services revenue.

The following table illustrates our cost of revenue for the specified periods (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of revenue:
Cost of ratable product and related support and services	$32,169	$39,748	$68,000	$75,658
Cost of product	47,124	2,488	86,789	3,851
Cost of service	2,032	—	3,222	—

Total cost of revenue	$81,325	$42,236	$158,011	$79,509

Cost of Ratable Revenue. Cost of ratable revenue consists primarily of the costs of manufacturing our network equipment, including personnel costs, stock-based compensation, raw materials, overhead and period costs. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence and warranty obligations and are recognized in the period in which they are incurred or can be reasonably estimated. We recorded an immaterial amount of inventory write downs for excess and obsolete inventory in the three months ended June 28, 2008. All other costs of ratable revenue are initially recorded as deferred inventory costs and are subsequently recognized in the same period as the corresponding revenue.

Cost of Product Revenue. Cost of product revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials, overhead and period costs. Included in cost of product revenue for the three months ended June 28, 2008 are inventory write-downs for excess and obsolete inventory of $1.8 million. We may experience some increase in inventory write downs in future periods as the company completes a number of major product transitions.

Losses associated with products which are sold or anticipated to be sold at a loss are recognized in the period in which they are incurred or can be reasonably estimated. The initial deployment of our DTN System at a customer involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or are reasonably estimatable. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. We recorded $2.0 million of LCM adjustments in cost of product revenue in the three months ended June 28, 2008.

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

The following table illustrates the increase (decrease) in our deferred inventory cost for the specified periods (In thousands):

	Three Months Ended June 28, 2008			Three Months Ended December 29, 2007
	Pre Mar. 29, 2008 Product / Ratable Cost (1)	Post Mar. 29, 2008 Product / Ratable Cost (2)	Total	Total
Beginning balance	$58,600	$—	$58,600	79,887
Additions to deferred inventory cost	—	459	459	39,580
Amortization to cost of revenue	(32,090)	(9)	(32,099)	(37,845)

Ending balance	$26,510	$450	$26,960	$81,622

Increase (decrease) in deferred inventory cost	$(32,090)	$450	$(31,640)	$1,735

	Six Months Ended June 28, 2008			Six Months Ended December 29, 2007
	Pre Mar. 29, 2008 Product / Ratable Cost (1)	Post Mar. 29, 2008 Product / Ratable Cost (2)	Total	Total
Beginning balance	$81,622	$—	$81,622	74,706
Additions to deferred inventory cost	11,162	459	11,621	78,410
Amortization to cost of revenue	(66,274)	(9)	(66,283)	(71,494)

Ending balance	$26,510	$450	$26,960	$81,622

Increase (decrease) in deferred inventory cost balance	$(55,112)	$450	$(54,662)	$6,916

(1)	Represents changes in deferred inventory cost related to periods prior to the attainment of VSOE of fair value for most of our services.

(2)	Represents changes in deferred inventory cost related to periods after the attainment of VSOE of fair value for most of our services.

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

To satisfy our customers’ requirement of transmitting optical signals, our customers must purchase a combination of common equipment and some limited number of DLMs, TAMs and TOMs. If a customer wishes to add capacity to our DTN System after their initial deployment to satisfy their additional demands, they may purchase additional DLMs, TAMs and TOMs. When a customer wishes to expand the reach of the DTN System or deploy another DTN System on a route, they may purchase a combination of additional common equipment and additional DLMs, TAMs and TOMs. Pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our DLMs, TAMs or TOMs are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin over the revenue recognition period.

The following table illustrates our gross margin for the specified periods (In thousands, except gross margin):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue	$161,109	$58,416	$299,362	$107,608
Cost of revenue	81,325	42,236	158,011	79,509

Gross profit	$79,784	$16,180	$141,351	$28,099

The improved gross margin for the three months ended June 28, 2008 compared to the corresponding period of 2007 reflects the impact of the recognition of $38.3 million of deferred gross margin related to invoiced shipments from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for the most of our services. In addition, we recognized increased revenue amounts from higher margin invoiced shipments in the current period. Margins on invoiced shipments increased from 26% in the second quarter of 2007 to 47% in the second quarter of 2008 and reflect improved customer and product mix. This increase in the recognition of revenue and margin from the current period was due to the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008.

The improved gross margin for the six months ended June 28, 2008 compared to the corresponding period of 2007 reflects the impact of the recognition of $58.0 million of deferred gross margin related to invoiced shipments in prior periods before the attainment of VSOE of fair value for most of our services. In addition, we recognized increased revenue amounts from higher margin invoiced shipments in the current period. These higher margins reflect improved customer and product mix. This increase in the recognition of revenue and margin was due to the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for our training and installation and deployment services in the second quarter of 2008.

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

As of June 28, 2008, deferred revenue related to bundled product sales from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services was $61.3 million, and deferred inventory cost was $26.5 million. We expect $30.4 million of this $34.8 million of deferred margin to be recognized during the remainder of 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in continued elevated gross profit in 2008. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods.

The table below, which only represents a portion of our results for the projected periods presented and may not be indicative of our future results, shows the expected future impact of the recognition of these deferred amounts related to invoiced shipments of bundled product and services from periods prior to the second quarter of 2008 and prior to the attainment of VSOE of fair value for most of our services on our condensed consolidated statements of operations (In thousands):

	Deferred Balance as of June 28, 2008	For the Three Months Ended 2008		Future Periods
		September 27	December 27
Revenue	$61,340	$38,203	$15,046	$8,091
Cost of inventory	(26,510)	(17,526)	(5,321)	(3,663)

Gross profit	$34,830	$20,677	$9,725	$4,428

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses, and are recognized as incurred. Personnel-related costs are the most significant component of each of these expense categories. We expect personnel costs to continue to increase as we hire new employees to support our anticipated growth. We expect that each of the categories of operating expenses discussed below will increase in absolute dollars, but will decline as a percentage of total revenue in the long term.

Research and development expenses are the largest component of our operating expenses and primarily include salary and related benefit costs, including stock-based compensation expense, and facilities costs and other related expenses. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts both in the United States and internationally because we believe that they are essential to maintaining our competitive position.

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

Other Income (expense), net

During the first six months of 2008, other income (expense), net includes interest income on our cash and short and long-term investment balances, gains on sale of assets, losses or gains on conversion of foreign currency transactions. During the first six months of 2007, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5 and interest expense. In addition, if interest rates continue to decline due to current global market conditions, we will experience reductions in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Provision for income taxes

The effective tax rate of 4.6% for the six months ended June 28, 2008, differs from the statutory rate of 35% primarily due to the tax benefits resulting from the release of valuation allowances on tax attribute carryforwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum and state income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, valuation of financial instruments, warranty reserve, cash, cash equivalents and short and long-term investments, inventory valuation, stock based compensation and accounting for income taxes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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

We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, we had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. We determined that we had established VSOE of fair value for software subscription in the first quarter and for training and installation and deployment services in the second quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, we allocate revenue to the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Services revenue includes software subscription services, training and installation and deployment services. Revenue from software subscription contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. A majority of our customers have exercised the option to purchase software subscription services on an ongoing basis. Revenue related to training and installation and deployment services is recognized as the services are completed.

Occasionally, we sell our networking products to customers who do not purchase training, installation and deployment services or support services as part of the arrangement. Revenue related to these arrangements is generally recognized as product revenue when delivery of the product has occurred, assuming all other revenue recognition criteria have been met.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product is specified by the customer, revenue is deferred until all such customer-specific acceptance criteria have been met. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is our practice to identify an end-user prior to shipment to a reseller. We do not now offer rights of return or price protection to its resellers.

Revenue for products that do not require significant customization, and with respect to which any software is considered incidental, is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. Revenue related to these arrangements is included in product revenue.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue.

Stock-Based Compensation

On January 1, 2006, Infinera adopted the provisions of the Statement of Accounting Standards (SFAS) No. 123(R) “Share-Based Payments” (“SFAS 123(R)”). Under SFAS 123(R), stock-based compensation costs for employees is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period, which is generally over the vesting period, on a straight-line basis. Infinera adopted the provisions of SFAS 123(R) using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006 continue to be accounted for under the minimum value method under SFAS No. 123, “Accounting for Stock-Based Compensation.” All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

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

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (“SAB 107”) due to the unknown effect on option holder behavior of the increased liquidity of the underlying options following our IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, we will continue to use the simplified method until we have sufficient historical data to provide a reasonable basis to estimate the expected term.

Expected volatility of the stock is based on our peer group in the industry in which we do business because we don’t have sufficient historical volatility data for our own common stock. In the future, as Infinera gains historical data for volatility in our own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

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

We recorded inventory write-downs for excess and obsolete inventory in the three and six months ended June 28, 2008 of $1.8 million and $3.7 million, respectively, and in the three and six months ended June 30, 2007 of $1.1 million and $2.5 million, respectively. In addition, we recorded total inventory write-downs for lower of cost or market (“LCM”) adjustments in the three and six months ended June 28, 2008 of $2.0 million and $0.4 million and in the three and six months ended June 30, 2007 of $2.2 million and $3.3 million, respectively. These write-downs for excess and obsolete inventory and LCM adjustments were reflected as cost of ratable product and related support and services and cost of product.

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

We consider all debt instruments with remaining time to maturity of one year or less to be short-term investments. At June 28, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. Treasuries and adjustable rate securities. Our cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In accordance with SFAS No. 115, it is our policy to review our marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a sufficient period of time to allow for recovery in market value. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the market value and record the related write-down as an investment loss on our condensed consolidated statements of operations. No impairment charges were recorded for the six months ended June 28, 2008 and June 30, 2007.

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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 28, 2008 and December 29, 2007, all of our deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three and six months ended June 28, 2008 and June 30, 2007 (In thousands, except %):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Statements of Operations Data:
Total revenue
Total revenue by type	$161,109	$58,416	$299,362	$107,608
Ratable product and related support and services	69,581	54,411	141,967	100,358
Product	86,505	4,005	150,633	7,250
Service	5,023	—	6,762	—
% Revenue by type
Ratable product and related support and services	43%	93%	47%	93%
Product	54%	7%	50%	7%
Service	3%	0%	2%	0%
Total revenue by geography
Domestic	$130,664	47,290	$242,032	$87,235
International	30,445	11,126	57,330	20,373
% Revenue by geography
Domestic	81%	81%	81%	81%
International	19%	19%	19%	19%
Total revenue by sales channel
Direct	$156,828	56,642	$290,613	$104,998
Indirect	4,281	1,774	8,748	2,610
% Revenue by sales channel
Direct	97%	97%	97%	98%
Indirect	3%	3%	3%	2%

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007.

Total revenue increased from $58.4 million in the three months ended June 30, 2007 to $161.1 million in the three months ended June 28, 2008. This overall growth reflects the recognition of $70.3 million of deferred revenue from prior periods and the recognition of $90.8 million from the current period. Total invoiced shipments for the period increased from $65.0 million in the three months ended June 30, 2007 to $91.7 million in the three months ended June 28, 2008. The increase in invoiced shipments was due to increased purchases of our DTN System by existing customers and the addition of new customers. We added two new customers between March 29, 2008 and June 28, 2008 and had a total of 44 customers as of June 28, 2008.

Ratable revenue increased from $54.4 million in the three months ended June 30, 2007 to $69.6 million in the corresponding period in 2008. The increase reflected the recognition of revenue amortized from prior periods of $67.8 million and $1.8 million from current period invoiced shipments. In the second quarter of 2007, we recognized $46.9 million of ratable revenue from prior periods and $7.5 million from current period invoiced shipments of bundled products and services.

In the three months ended June 28, 2008, we recognized $86.5 million of product revenue compared to $4.0 million in the corresponding period of 2007. This reflects an increase in the upfront recognition of product revenue following the attainment of VSOE on software subscription services and training and installation and deployment services in 2008 and we expect to continue to generate significant amounts of product revenue in the future. The $4.0 million of product revenue recognized in the second quarter of 2007 was comprised of $2.5 million related to the sale of 10 Gbps cards not for use in our DTN System and $1.5 million related to a product sale to customers that did not require support services.

In the three months ended June 28, 2008, we recorded $5.0 million of services revenue related to software subscription services and training and installation and deployment services provided during the period.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007.

Total revenue increased from $107.6 million in the six months ended June 30, 2007 to $299.4 million in the six months ended June 28, 2008. This overall growth reflects the recognition of $113.1 million of deferred revenue from periods prior to the attainment of VSOE of fair value for most of our services and the recognition of $186.3 million from the current period. Total invoiced shipments for the period increased from $135.5 million in the six months ended June 30, 2007 to $186.3 million in the six months ended June 28, 2008. The increase in invoiced shipments was due to increased purchases of our DTN System by existing customers and the addition of new customers. We added a net of four new customers between December 29, 2007 and June 28, 2008 and had a total of 44 customers as of June 28, 2008.

Total ratable revenue increased from $100.4 million in the six months ended June 30, 2007 to $142.0 million in the corresponding period in 2008. The increase reflected revenue amortized from deferred revenue balance which significantly increased in 2007. Due to our attainment of VSOE of fair value on software subscription services, deployment and installation services and training in 2008, we expect ratable revenue to decrease over time. In the six months ended June 28, 2008, we recognized $150.6 million of product revenue compared to $7.3 million in the corresponding period of 2007. This reflects an increase in the upfront recognition of product revenue following the attainment of VSOE on software subscription services and training and installation and deployment services in 2008 and we expect to continue to generate significant amounts of product revenue in the future. The $7.3 million of product revenue recognized in the first six months of 2007 was comprised of $5.3 million related to the sale of 10 Gbps cards not for use in our DTN System and $2.0 million related to product sales to customers that did not require support services.

Total service revenue increased from $0 million in the six months ended June 30, 2007 to $6.8 million in the corresponding period in 2008. The increase is due to the achievement of VSOE of fair value for software subscription, training and installation and deployment services during the first six months of 2008.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit and gross margin for the three and six months ended June 28, 2008 and June 30, 2007 (In thousands except gross margin):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Total revenue	$161,109	$58,416	$299,362	$107,608
Total cost of revenue:
Cost of ratable product and related support and services	32,169	39,748	68,000	75,658
Cost of product	47,124	2,488	86,789	3,851
Cost of service	2,032	—	3,222	—

Gross profit	$79,784	$16,180	$141,351	$28,099

Gross margin	50%	28%	47%	26%

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007.

Gross margins improved from 28% in the three months ended June 30, 2007 to 50% in the corresponding period in 2008. This improvement was partially due to the impact of the recognition of $38.2 million of deferred gross margin related to invoiced shipments from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value on most of our services. In addition, the margins on the total invoiced shipments for the period have improved from 26% in the second quarter of 2007 to 47% in the corresponding quarter of 2008. This improvement reflects improved customer and product mix. In addition, we experienced a reduction in our warranty expense from $3.2 million in the second quarter of 2007 to a credit of $0.5 million in the second quarter of 2008. This improvement reflects improved failure rates and reduced cost of replacing defective units.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007.

Gross margins improved from the six months ended June 30, 2007 to the corresponding period in 2008 due primarily to the impact of the recognition of $58.0 million of deferred gross margin related to invoiced shipments in prior periods before the attainment of VSOE on most of our services. In addition, there was significant improvement in gross margins on current period invoiced shipments reflecting improved pricing product mix and cost structures. In addition, we experienced a reduction in our warranty expense from $7.3 million in the six months ended June 30 2007 to $0.6 million for the same period in 2008. This improvement reflects improved failure rates and reduced cost of replacing defective units.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 28, 2008 and June 30, 2007 (In thousands, except %):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Research and development expenses	$17,787	$14,079	$36,080	$30,137
Percent of total revenue (1)	11%	24%	12%	28%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007. Research and development expenses increased by $3.7 million primarily due to a $2.2 million increase in personnel-related costs and a $1.2 million increase in new product development prototypes, consulting and non-recurring engineering expenses. In addition, the increase resulted from a $0.6 million increase in stock-based compensation.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007. Research and development expenses increased $5.9 million from the six months ended June 30, 2007 to the corresponding period in 2008 primarily due to $5.0 million in incremental headcount expenses and $3.8 million in increased prototype and non-recurring engineering spending. These increases were offset by $4.4 million of expense in 2007 related to software development services that we purchased from a third party to enable our product to operate in a regional bell operating company infrastructure. In addition, the increase resulted from a $1.5 million increase in stock-based compensation.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three months ended June 28, 2008 and June 30, 2007 (In thousands except %):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales and marketing expenses	$10,860	$6,401	$21,106	$14,037
Percent of total revenue (1)	7%	11%	7%	13%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007. Sales and marketing expenses increased by $4.5 million from the three months ended June 30, 2007 to the corresponding period in 2008 due primarily to an increase of $2.1 million in headcount related expenses, $1.2 million of increased expenses related to demonstration units used in potential customer lab trials and $0.4 million of international facility expenses. In addition, the increase resulted from a $0.8 million increase in stock-based compensation.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007. Sales and marketing expenses increased by $7.1 million from the six months ended June 30, 2007 to the corresponding period in 2008 due primarily to an increase of $2.8 million in headcount related expenses, including salaries and commission, $1.8 million of expenses related to demonstration units used in potential customer lab trials and trade shows and $1.0 million of international facility expenses. In addition, there was a $1.5 million increase in stock-based compensation.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three months ended June 28, 2008 and June 30, 2007 (In thousands except %):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
General and administrative expenses	$8,502	$5,358	$16,919	$10,915
Percent of total revenue (1)	5%	9%	6%	10%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007. General and administrative expenses increased by $3.1 million from the three months ended June 30, 2007 to the corresponding period in 2008 due primarily to increased personnel costs of $0.6 million, increased accounting, legal expenses and taxes of $0.7 million and an increase of $0.4 million in facilities related expenses. In addition, there was a $1.4 million increase in stock-based compensation.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007. General and administrative expenses increased by $6.0 million from the six months ended June 30, 2007 to the corresponding period in 2008 due primarily to increased personnel costs of $2.3 million, an increase of $0.7 million in facilities related expenses and an increase of $0.3 million in accounting and legal expenses. In addition, there was a $2.7 million increase in stock-based compensation.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for the three and six months ended June 28, 2008 and June 30, 2007 (In thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 20, 2007	June 28, 2008	June 20, 2007
Interest income	$2,258	$729	$5,561	$914
Interest expense	—	(1,119)	(3)	(2,182)
Other gain (loss), net	296	(15,978)	1,176	(17,515)

Total other income (expense), net	$2,554	$(16,368)	$6,734	$(18,783)

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007. The increase in interest income was due to the larger cash and investment fund balance. The decrease of the interest expense is due to the pay off of our debt after our initial public offering (IPO). Other gain (loss), net for the three months ended June 28, 2008 is comprised of a gain of $0.4 million related to the sale of assets offset by a loss of $0.1 million on our foreign currency receivables. Other gain (loss), net for the three months ended June 30, 2007 primarily consisted of a $17.3 million charge related to the revaluation of preferred stock warrant liabilities at fair market value, partially offset by a $0.1 million gain related to the sale of certain state R&D credits and a $1.1 million gain related to the sale of assets acquired during the period under an asset purchase agreement with Broadwing Corporation (Broadwing).

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007. The increase in interest income was due to the larger cash and investment fund balance whereas the decrease of the interest expense was due to the pay off of our debt after IPO. Other gain (loss), net for the six months ended June 28, 2008 primarily consisted of a gain of $0.7 million related to sale of asset and a gain of $0.3 million on our foreign currency receivables and transactions. Other gain (loss), net for the six months ended June 30, 2007 primarily consisted of $19.8 million charge related to the revaluation of preferred stock warrant liabilities at fair market value. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to re-measurement. This loss was partially offset by $0.1 million related to the sale of certain state R&D tax credits, $0.1 million related to a subletting transaction, and a $2.0 million gain related to the sale of assets acquired under an asset purchase agreement with Broadwing.

Income Tax Provision

The effective tax rate of 4.6% for the six months ended June 28, 2008 differs from the statutory rate of 35% primarily due to the tax benefits resulted from the release of valuation allowance on tax attribute carryforwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum and state income taxes.

Liquidity and Capital Resources (In thousands)

	June, 28 2008	December 29, 2007
Working capital	$241,820	$237,590
Cash and cash equivalents	135,963	91,209
Short and long-term investments	179,335	211,284
Short and long-term restricted cash	2,919	3,337

	Six Months Ended
	June, 28 2008	June 30, 2007
Cash provided by operating activities	$15,406	$6,208
Cash provided by (used in) investing activities	21,711	(6,186)
Cash provided by financing activities	7,693	168,463

Prior to our IPO in June 2007, we had financed our operations primarily through private sales of equity and from borrowings under credit facilities and more recently from cash collections on the sales of our DTN System. In June 2007, we completed our IPO and raised net proceeds of $190.1 million. In November 2007, we completed our follow-on offering and raised net proceeds of $104.0 million.

At December 29, 2007, we had $91.2 million in cash and cash equivalents, $211.3 million in short and long-term investments and $3.3 million in restricted cash. In comparison, at June 28, 2008, we had $136.0 million in cash and cash equivalents and $179.3 million in short-term and long term investments and $2.9 million in restricted cash. Cash, cash equivalents restricted cash and short and long-term investments consist of highly liquid investments in money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. Treasuries and adjustable rate securities. Auctions related to the $70.9 million of adjustable rate securities began failing in February of 2008 and we have since been unable to sell these securities and they have therefore been classified as long-term assets on the balance sheet. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

We experienced positive cash flows from operations of $15.4 million in the first six months of 2008. We generated net income for the period of $70.5 million, and we had non-cash charges of $15.3 million consisting primarily of depreciation and amortization expenses of $5.5 million and stock-based compensation expense of $11.3 million offset by investment discount accretion of $0.7 million. In addition, net income reflects the release of non-cash gross margin from invoiced shipments of bundled products and services deferred in prior periods of $50.4 million. Accounts receivable increased by $16.9 million due to the non-linearity of invoicing in the quarter and this was offset by an increase in accounts payable of $4.9 million. Accrued liabilities and other expenses decreased by $6.9 million due to payments made during the period. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally.

In the first six months of 2007 we generated positive cash from operations of $6.2 million. We incurred a net loss for the period of $45.9 million and had non-cash charges of $25.6 million consisting primarily of warrant expense of $19.8 million and depreciation of $4.4 million. In addition, the net loss reflects the continued non-cash deferral of positive gross margin from invoice shipments bundled products of $20.5 million.

Investing Activities

Net cash provided by investing activities was $21.7 million in the first six months of 2008 and primarily represented net proceeds from the purchase, maturity and sale of investments in the period of $28.2 million reflecting our switch to money market funds during the period. Additions to property, plant and equipment amounted to $7.3 million.

Net cash used for investing activities in the first six months of 2007 was $6.2 million and was primarily comprised of $8.7 million of additions to property, plant and equipment, partially offset by $2.5 million of proceeds from the subsequent sale of some of the purchased assets.

Financing Activities

Net proceeds from financing activities in the first six months of 2008 were $7.7 million and primarily related to proceeds from the issuance of common stock under our ESPP plan and other equity plans.

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

Credit Facilities

In the next twelve months, capital expenditures are expected to be in the range of approximately $25 to $30 million, primarily for product development and manufacturing expansion and upgrades.

As of June 28, 2008, we held approximately $70.9 million of municipal note investments with an auction reset feature (“adjustable rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. We have since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from 22 years to 39 years, we have classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of June 28, 2008, and we recorded an unrealized loss of $4.8 million as accumulated other comprehensive income (loss) on the balance sheet related to investments in adjustable rate securities.

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

We believe our current cash and cash equivalents along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Fair Value Inputs

We adopted SFAS No. 157 as of the beginning of fiscal year 2008. See Notes 3 and Note 5 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a significant component to our condensed consolidated results of operations.

We value the majority of our cash and investment instruments by using quoted market prices and alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include our money market funds and U.S. Treasuries. The types of instruments valued based on quoted prices in markets that are not active and alternative pricing sources with reasonable levels of price transparency include U.S. agency notes, corporate bonds and commercial paper products. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing a sample of items to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we did not experience significant deviation between the prices from the independent pricing vendor and our portfolio managers. The types of instruments valued based on unobservable inputs for which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes our adjustable rate securities or ARS. A discounted cash flow model has been used to determine the estimated fair value of our investment in ARS as of June 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and the timing and amount of cash flows, including assumptions about the expected holding periods of these securities. Management expects changing conditions in the ARS market to have a significant impact on these underlying assumptions, which in turn can have a significant impact on the fair value of these securities.

Contractual Obligations

The following is a summary of our contractual obligations as of June 28, 2008 (In thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$26,786	$26,786	$—	$—	$—
Operating leases	13,602	4,342	6,741	2,519	—

Total contractual obligations	$40,388	$31,128	$6,741	$2,519	$—

(1)	We have purchase agreements with our major production suppliers under which we are committed to purchase certain parts.

Off-Balance Sheet Arrangements

As of June 28, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain insignificant operating costs in other currencies. In addition, certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, British pound and the Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of June 28, 2008 would result in a loss of approximately $0.6 million. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $318.2 million at June 28, 2008. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. Treasuries and adjustable rate securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended June 28, 2008, our interest income would have declined approximately $0.6 million, assuming consistent investment levels.

Adjustable Rate Securities

As of June 28, 2008, we held $70.9 million, at fair value of municipal notes investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were in student loans with a credit rating of AAA. In February 2008 auctions related to these adjustable rate securities began to fail and each auction since then has similarly failed. As a result, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the reclassification of these securities as long-term investments in our condensed consolidated financial statements as of June 28, 2008. In addition, we have recorded an unrealized loss of $4.8 million as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. This unrealized loss reflects the current lack of liquidity for these securities in the market place and does not reflect any deterioration in the credit worthiness of the securities or their issuers. However, while all of our adjustable rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record a realized impairment charge on these investments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 28, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

On March 14, 2007, the Company submitted requests to the U.S. Patent and Trademark Office for inter parts reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347 asking the U.S. Patent and Trademark Office to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of U.S. Patent Nos. 6,795,605 and 7,142,347.

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

On May 9, 2006, the Company and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under patent No. 6,795,605 and asserting that the claims of the patent are invalid and that the DTN System does not infringe the patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under patent No. 7,142,347 and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

We have not achieved profitability on an annual basis. We experienced a net loss of $55.3 million for the year ended December 29, 2007. As of June 28, 2008, our accumulated deficit was $299.0 million. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our DTN System and to maintain and expand our manufacturing facilities and research and development operations. In addition, as a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to achieve profitability on an annual basis.

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

It is likely that the average unit prices of our DTN System will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain annual technology discounts that require us to decrease the sales price of our DTN System to these customers. In response, we will likely need to reduce the cost of our DTN System through manufacturing efficiencies, design improvements and cost reductions or change the mix of the DTN Systems we sell. If these efforts are not successful or if we are unable to reduce our costs to a greater extent than the reduction in the price of our DTN System, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

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

A relatively small number of customers account for a large percentage of our net revenue. In particular, for the six months of 2008, Level 3 Communications, or Level 3, accounted for approximately 27% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

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

If we fail to expand sales of our DTN System into international markets or to sell our products to new types of customers, such as U.S. regional bell operating companies and international postal, telephone and telegraph companies, our revenue will be harmed.

We believe that, in order to grow our revenue and business and to build a large and diverse customer base, we must successfully sell our DTN System in international markets and to new types of customers, such as U.S. regional bell operating companies and international postal, telephone and telegraph companies. We have limited experience selling our DTN System internationally and to U.S. regional bell operating companies and international postal, telephone and telegraph companies. To succeed in these sales efforts, we believe we must hire additional sales personnel and develop and manage new sales channels through resellers, distributors and systems integrators. If we do not succeed in our efforts to sell to these target markets and customers, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and revenue.

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

On May 9, 2006, we and Level 3 were sued by Cheetah in the United States District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605, and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of our DTN System, recovery of all damages caused by the alleged infringement and an award of any and all compensatory damages available by law, including damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount of damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent our product is found to infringe the rights of a third party, and we have assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint. On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, we and Level 3 filed responses to Cheetah’s third amended complaint.

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

We are required to generate forecasts of future demands for our DTN System several months prior to the scheduled delivery to our prospective customers, which requires us to make significant investments before we know if corresponding revenue will be recognized. If we overestimate demand for our DTN System or particular elements of our DTN System and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, we will face a risk of obsolescence and significant inventory write-downs and our capital infrastructure will be depreciated across fewer units raising our per unit costs. If we underestimate demand for our DTN System, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our DTN System and result in delays in shipments and our ability to recognize revenue. In addition, we may be unable to meet our supply commitments to customers which could result in a breach of our customer agreements and require us to pay damages. Lead times for materials and components, including application-specific integrated circuits, that we need to order for the manufacturing of our DTN System vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.

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

If we do not receive critical components from our suppliers in a timely manner, we will be unable to deliver those components to our manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our DTN System, which could cause delays in the manufacturing and delivery of our systems. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our sole suppliers have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. These supplier disruptions may continue to occur in the future, which could limit our ability to produce the DTN System and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships , either of which could harm our business and operating results.

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

As of June 28, 2008, we held $70.9 million of municipal note investments, classified as long-term investments, with an auction reset feature whose underlying assets were in student loans that had a AAA credit rating. In February 2008, auctions began to fail for these securities and each auction since then has failed. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term does not exist.

In the first six months of 2008, we recorded an unrealized loss of $4.8 million related to these adjustable rate securities. If the issuers of the adjustable rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may be required to record an impairment charge on these investments and may liquidate these investments for less than their face value. Such impairment charge would have an adverse effect on our financial condition and operating results.

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

We expect our competitors to continue to improve the performance of their existing products and to introduce new products and technologies. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments, we may not be able to make the technological advances necessary to be competitive and we may not be able to effectively sell our DTN System to customers who have prior relationships with our competitors.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.

Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. For the year ending December 27, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required for the first time to deliver a report that assesses the effectiveness of our internal control over financial reporting. Also, beginning with the year ending December 27, 2008, our auditors will be required to deliver an attestation report on the operating effectiveness of our internal control over financial reporting.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders was held May 13, 2008. At the meeting, Dr. Alex Balkanski was elected by the stockholders to continue to serve as a member of the Company’s Board of Directors until year 2011; in addition the stockholders approved the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 27, 2008. Voting results are as follows:

1. Election of Class I Director	Votes In Favor	Votes Against	Abstentions	Broker Non-Votes

Alex Balkanski, Ph.D.	72,084,763	67,563	105,716	N/A

2. Ratification of the appointment of	Votes In favor	Votes Against	Abstentions	Broker Non-Votes

Ernst & Young LLP as Infinera’s	72,191,559	28,767	37,715	N/A
Independent registered public accounting
firm for the fiscal year ending December 27, 2008

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Amended and Restated Change of Control for CEO, CFO and COO

10.2	Form of Amended and Restated Change of Control for other Officers

10.3	Form of Restricted Stock Unit Agreement

10.4	Form of Restricted Stock Unit Agreement for International based employees

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 25, 2008