Form 10-Q
period 2008-09-27
INFINERA CORP
filed 2008-10-31
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of October 24, 2008, 93,818,228 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$169,439	$91,209
Short-term investments	78,551	181,168
Short-term restricted cash	840	743
Accounts receivable	48,571	39,216
Other receivables	250	1,127
Inventory	58,620	58,579
Deferred inventory costs	6,505	78,362
Prepaid expenses and other current assets	7,016	3,941

Total current assets	369,792	454,345
Property, plant and equipment, net	42,860	36,973
Intangible assets	1,342	1,541
Deferred inventory costs, non-current	2,787	3,260
Long-term investments	73,803	30,116
Long-term restricted cash	1,959	2,594
Other non-current assets	2,297	359

Total assets	$494,840	$529,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,834	$17,504
Accrued expenses	10,160	9,497
Accrued compensation and related benefits	9,078	17,749
Accrued warranty	5,814	4,974
Deferred revenue	25,444	167,031

Total current liabilities	75,330	216,755
Accrued warranty, non-current	4,862	5,018
Deferred revenue, non-current	7,012	7,406
Long-term exercised unvested options	318	825
Other long-term liabilities	3,747	4,610
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 27, 2008 and December 29, 2007, respectively Issued and outstanding shares – 93,773 as of September 27, 2008 and 91,580 as of December 29, 2007, respectively	94	92
Additional paid-in capital	695,158	663,870
Accumulated other comprehensive income (loss)	(7,631)	78
Accumulated deficit	(284,050)	(369,466)

Total stockholders’ equity	403,571	294,574

Total liabilities and stockholders’ equity	$494,840	$529,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Product	$76,130	$25	$226,763	$7,275
Ratable product and related support and services	39,495	62,130	181,462	162,488
Services	4,881	—	11,643	—

Total revenue	120,506	62,155	419,868	169,763
Cost of revenue:
Cost of product	45,139	18	131,928	3,869
Cost of ratable product and related support and services	18,537	40,804	86,537	116,462
Cost of service	2,592	—	5,814	—

Total cost of revenue	66,268	40,822	224,279	120,331
Gross profit	54,238	21,333	195,589	49,432
Operating expenses:
Sales and marketing	11,171	7,995	32,277	22,032
Research and development	21,092	14,621	57,172	44,758
General and administrative	8,713	7,069	25,632	17,984
Amortization of intangible assets	37	37	111	111

Total operating expenses	41,013	29,722	115,192	84,885

Income (loss) from operations	13,225	(8,389)	80,397	(35,453)
Other income (expense), net:
Interest income	1,675	2,459	7,236	3,373
Interest expense	—	(67)	(3)	(2,249)
Other gain (loss)	37	533	1,213	(16,982)

Total other income (expense), net	1,712	2,925	8,446	(15,858)
Income (loss) before provision for income taxes	14,937	(5,464)	88,843	(51,311)
Provision for income taxes	—	62	3,427	124

Net income (loss)	$14,937	$(5,526)	$85,416	$(51,435)

Net income (loss) per common share:
Basic	$0.16	$(0.07)	$0.93	$(1.34)

Diluted	$0.15	$(0.07)	$0.88	$(1.34)

Weighted average shares used in computing net income (loss) per common share:
Basic	92,888	84,017	92,087	38,419

Diluted	97,208	84,017	97,061	38,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash Flows from Operating Activities:
Net income (loss)	$85,416	$(51,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,877	7,150
Amortization of debt discount	—	282
Accretion of investment discount	(881)	—
Asset impairment charges	—	393
Stock-based compensation expense	17,843	5,973
Excess tax benefit from stock option transactions	(2,588)	—
Tax benefit from stock option transactions	2,588	—
Revaluation of warrant liabilities	—	19,761
Gain on disposal of assets	(1,006)	(2,409)
Other loss (gain)	7	(73)
Changes in assets and liabilities:
Accounts receivable	(8,478)	1,147
Inventory	(701)	3,215
Prepaid expenses and other current assets	(3,142)	(1,234)
Deferred inventory costs	71,626	(12,764)
Other non-current assets	(1,964)	(1,266)
Accounts payable	7,777	(14,692)
Accrued liabilities and other expenses	(8,723)	(2,694)
Deferred revenue	(141,981)	46,197
Accrued warranty	684	6,653

Net cash provided by operating activities	25,354	4,204
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(172,875)	(111,294)
Proceeds from sale of investments	103,190	12,000
Proceeds from maturities of investments and restricted cash	122,899	—
Proceeds from disposal of assets	1,080	2,781
Purchase of property and equipment	(15,152)	(11,710)

Net cash provided by (used in) investing activities	39,142	(108,223)
Cash Flows from Financing Activities:
Principal payments on loan obligation	—	(35,401)
Proceeds from loans	—	7,119
Proceeds from initial public offering, net of issuance costs	—	190,078
Proceeds from issuance of common stock	11,242	2,097
Excess tax benefit from stock option transactions	2,588	—
Proceeds from exercise of warrants	—	45
Repurchase of common stock	(30)	(50)

Net cash provided by financing activities	13,800	163,888

Effect of exchange rate changes	(66)	70
Net change in cash and cash equivalents	78,230	59,939
Cash and cash equivalents at beginning of period	91,209	28,884

Cash and cash equivalents at end of period	$169,439	$88,823

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$2,473
Cash paid for income taxes	$858	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera has developed a digital optical networking system (“DTN System”) and began commercial shipment of its DTN System in November 2004. Infinera’s DTN System is unique in its use of a breakthrough semiconductor technology: the photonic integrated circuit (PIC). Infinera’s DTN System and PIC technology are designed to provide optical networks with simpler and more flexible engineering and operations, faster time-to-service, and the ability to rapidly deliver differentiated services without reengineering their optical infrastructure.

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

In November 2007, the Company completed its follow-on offering of common stock in which it sold and issued 5.0 million shares of its common stock, at an issue price of $22.00 per share. The Company raised a total of $110.0 million in gross proceeds, or approximately $104.0 million in net proceeds after deducting underwriting discounts of $5.2 million and other offering costs of approximately $0.8 million. Additionally, 5.0 million shares were sold by existing stockholders of the Company at a price of $22.00 per share. The Company did not receive any of the proceeds from the shares sold by the selling stockholders.

2.	Basis of Presentation

Basis of Financial Statements

The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended December 29, 2007. The condensed consolidated balance sheet as of December 29, 2007 has been derived from the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 29, 2007. The interim financial information is unaudited, but reflects all normal adjustments that are, in management’s opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, warranty reserve, cash, cash equivalents and short and long-term investments, inventory valuation, stock based compensation and accounting for income taxes. Management believes that the estimates and judgments upon which the Company relies are reasonable based upon information available to it at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

3.	Accounting Changes

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to use fair value to measure its eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released a FASB Staff Position (FSP FAS 157-3 —Determining the fair value of a financial asset when the market for that asset is not active) which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities had no impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 5 Investments and Fair Value Measurements.

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

Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, the Company had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. The Company determined that it had established VSOE of fair value for software subscription in the first quarter and for training and installation and deployment services in the second quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, the Company allocates revenue to the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining related service periods and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Services revenue includes software subscription services, training, installation and deployment services and extended hardware warranty services. Revenue from software subscription and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. A majority of the Company’s customers have exercised the option to purchase software subscription services on an ongoing basis. Revenue related to training and installation and deployment services is recognized as the services are completed.

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

For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end user prior to shipment to a reseller. The Company does not offer rights of return or price protection to its resellers.

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

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (“SAB 107”) due to the unknown effect on option holder behavior of increased liquidity of the underlying options following the Company’s IPO. In December 2007, the SEC released Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123(R). As a result, the Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term.

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

During the three and nine months ended September 27, 2008, the Company granted options to employees and directors to purchase an aggregate of 35,000 and 2.4 million shares of common stock at weighted average exercise prices of $8.31and $12.84 per share, respectively. These options have exercise prices equal to the closing market value of the Company’s common stock on the dates these options were granted. The Company’s current practice is to grant options to senior directors and above, and restricted stock units (“RSUs”) to all employees except for executive officers.

The weighted average estimated values of employee stock option grants and rights granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as the weighted average assumptions used in calculating these values during the three and nine months ended September 27, 2008 and September 29, 2007 were based on estimates at the date of grant as follows:

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Volatility	71%	79% - 81%	65% - 74%	62% - 84%
Risk-free interest rate	3.47%	4.7%	3.07% - 3.53%	4.5% - 4.9%
Expected Life	6.1 years	6.1 - 6.3 years	5.3 - 6.3 years	4.3 - 6.3 years
Estimated fair value	$5.34 - $5.55	$13.67 - $17.04	$5.34 - $9.44	$2.12 - $17.04

Concurrent with the IPO in June 2007, the Company established the 2007 Employee Stock Purchase Plan (“ESPP”). This plan provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation cost related to the ESPP under FAS123(R) was approximately $1.0 million and $2.0 million for the three and nine months ended September 27, 2008 and the fair value of the ESPP shares were estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Volatility	55%	49%	55% - 65%	49%
Risk-free interest rate	1.92%	4.97%	1.92% - 2.12%	4.97%
Expected life	0.5 years	0.7 years	0.5 years	0.7 years
Estimated fair value	$3.51	$4.17	$3.51 - $4.42	$4.17

The Company began issuing RSUs in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests, subject to continuing service with the Company on each vesting date. During the three and nine months ended September 27, 2008, the Company granted RSUs to employees to purchase an aggregate of 0.2 million shares and 1.7 million shares, respectively, of common stock at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant.

The following table summarizes the effects of stock-based compensation related to employee and director awards, employee non-recourse notes and non-employee awards on the Company’s condensed consolidated balance sheets and statements of operations for the three and nine months ended September 27, 2008 and September 29, 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock-based compensation effects in inventory
Beginning balance	$1,758	$2,429	$2,215	$81
Stock-based compensation expense added to inventory	794	158	2,187	2,621
Stock-based compensation expense released from inventory to cost of revenue	(971)	(19)	(2,594)	(26)
Stock-based compensation expense released from inventory to deferred inventory costs	(26)	(307)	(253)	(415)

Closing balance	$1,555	$2,261	$1,555	$2,261

Stock-based compensation effects in deferred inventory cost
Beginning balance	$428	$98	$947	$23
Stock-based compensation expense added from inventory	26	307	253	415
Stock-based compensation expense recognized released from inventory to cost of revenue	(209)	(70)	(955)	(103)

Closing balance	$245	$335	$245	$335

Stock-based compensation effects in income (loss) before provision for income taxes
Cost of revenue	$299	$143	$778	$254
Research and development	1,870	1,113	4,722	2,436
Sales and marketing	1,250	689	3,264	1,122
General and administration	1,956	1,129	5,530	2,032

	5,375	3,074	14,294	5,844
Cost of revenue - amortization from balance sheet*	1,180	89	3,549	129

Total stock-based compensation expense	$6,555	$3,163	$17,843	$5,973

*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

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

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. The Company’s forecasted demand is an estimate that requires significant judgment. To the extent there are material differences between the estimated forecasted demand and actual demand and the Company cannot effectively respond to these changes, the Company’s condensed consolidated financial statements may be materially affected.

The Company recorded inventory write-downs for excess and obsolete inventory in the three and nine months ended September 27, 2008 of $0.9 million and $4.5 million, respectively, and in the three and nine months ended September 29, 2007 of $1.7 million and $4.2 million, respectively. In addition, the Company recorded total inventory write-downs for lower of cost or market (“LCM”) adjustments in the three and nine months ended September 27, 2008 of $3.0 million and $3.5 million, respectively, and in the three and nine months ended September 29, 2007 of $3.2 million and $6.5 million, respectively. These write-downs for excess and obsolete inventory and LCM adjustments were reflected as cost of product and cost of ratable product and related support and services.

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

Warranty Reserve

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods range from 1 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the impact of the returns rate on future estimated returns. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Cash, Cash Equivalents and Short-term and Long-term Investments

The Company considers all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all debt instruments with remaining time to maturity of one year or less to be short-term investments. At September 27, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and adjustable rate securities. The Company’s cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In accordance with SFAS No. 115, it is the Company’s policy to review its marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the market value and record the related write-down as an investment loss on its condensed consolidated statements of operations. No other-than-temporary impairment charges were recorded for the three and nine months ended September 27, 2008 and September 29, 2007. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding unrealized losses recorded as of September 27, 2008.

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At September 27, 2008 and December 29, 2007, certain of the Company’s deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

5.	Investments and Fair Value Measurements

Available-for-sale Investments

The following is a summary of available-for-sale investments as of September 27, 2008 and December 29, 2007 (in thousands):

	September 27, 2008				December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$80,762	$—	$—	$80,762	$35,857	$—	$—	$35,857
Commercial paper	36,928	—	—	36,928	74,352	12	(8)	74,356
Corporate bonds	24,453	—	(332)	24,121	49,796	47	(29)	49,814
U.S. agency notes	10,000	—	(16)	9,984	21,945	6	(5)	21,946
U.S. treasuries	72,491	84	—	72,575	—	—	—	—
Adjustable rate securities	75,650	—	(6,818)	68,832	96,150	—	—	96,150

Total available-for-sale investments	$300,284	$84	$(7,166)	$293,202	$278,100	$65	$(42)	$278,123

The longest time that individual securities included in available-for-sale investments have been in a continuous unrealized loss position, is seven months.

The following is a summary of the carrying values and balance sheet classification as of September 27, 2008 and December 29, 2007 (in thousands):

	September 27, 2008	December 29, 2007
Available-for sale investments	$293,202	$278,123
Cash in banks	28,591	24,370
Restricted cash	2,799	3,337

Total	$324,592	$305,830

Reported as:
Cash and cash equivalents	$169,439	$91,209
Short-term investments	78,551	181,168
Short-term restricted cash	840	743
Long-term investments	73,803	30,116
Long-term restricted cash	1,959	2,594

Total	$324,592	$305,830

As of September 27, 2008, the Company held approximately $68.8 million at fair value of municipal note investments with an auction reset feature (“adjustable rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (“FFELP”) and are currently rated AAA by a rating agency. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company has since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from 22 years to 39 years, the Company has classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of September 27, 2008, and the Company recorded an unrealized loss of $6.8 million under Accumulated Other Comprehensive Income (Loss) in the accompanying condensed consolidated balance sheets under Stockholders’ Equity as of September 27, 2008 related to these adjustable rate securities.

Fair Value Measurement

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments and marketable securities at fair value. The majority of the Company’s cash and investment instruments are classified within Level I or Level II of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and U.S. treasuries. Such instruments are generally classified within Level I of the fair value hierarchy. The types of instruments valued based on other observable inputs includes the Company’s U.S. government agency notes, corporate bonds and commercial paper. Such instruments are classified within Level II of the fair value hierarchy. The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s adjustable rate securities, or ARS. As of December 29, 2007, these securities were valued at par value based on successful market auction data and were classified within Level II of the fair value hierarchy. However, as a result of auction failures related to these securities, these market inputs were not available as of September 27, 2008. A discounted cash flow model has therefore been used to determine the estimated fair value of the Company’s investment in ARS as of September 27, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and timing and amounts of cash flows, including assumptions about the expected holding periods of these securities. Such instruments are generally classified as Level III of the fair value hierarchy.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of September 27, 2008 (in thousands):

	September 27, 2008
	Level I	Level II	Level III	Total
Money market funds	$80,762	$—	$—	$80,762
Commercial paper	—	36,928	—	36,928
Corporate bonds	—	24,121	—	24,121
U.S. agency notes	—	9,984	—	9,984
U.S. treasuries	72,575	—	—	72,575
Adjustable rate securities	—	—	68,832	68,832

Total available-for-sale investments	$153,337	$71,033	$68,832	$293,202

Unrealized losses associated with Level III financial instruments were classified as Accumulated Other Comprehensive Income (Loss) in the accompanying condensed consolidated balance sheets under Stockholders’ Equity. Unrealized losses associated with Level III financial instruments were approximately $6.8 million as of September 27, 2008.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three and nine months ended September 27, 2008 (in thousands):

	Three Months Ended September 27, 2008
	June 29, 2008	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		September 27, 2008
				Realized	Unrealized
Adjustable Rate Securities	$70,862	$—	$—	$—	$(2,030)	$68,832

	Nine Months Ended September 27, 2008
	December 29, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)		September 27, 2008
				Realized	Unrealized
Adjustable Rate Securities	$—	$(20,500)	$96,150	$—	$(6,818)	$68,832

As a result of several states’ Attorney General’s actions, during August 2008, several large financial institutions/broker dealers announced programs to purchase adjustable rate securities from their clients at par value. On October 24, 2008, the Company entered into a contract with one of its broker dealers to sell back $65.7 million of adjustable rate securities at par value at anytime during a two-year period beginning June 30, 2010 through July 2, 2012. These adjustable rate securities are recorded at fair value of $60.0 million with an unrealized loss of $5.7 million as of September 27, 2008 in the accompanying condensed consolidated balance sheets.

This contract represents a put option which will be valued at fair value, reflecting the Company’s right to recover par value for these adjustable rate securities discounted for any underlying credit risk associated with the broker dealer and the timing of the cash flows. The difference between the fair value of this put option and any unrealized loss on these adjustable rate securities will be recorded in the Company’s condensed consolidated statements of operations for the quarter ended December 27, 2008. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

6.	Balance Sheet Components

Restricted Cash

As of September 27, 2008, the Company had short-term restricted cash of $0.8 million and long-term restricted cash of $2.0 million. As of December 29, 2007, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.6 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

Inventory

Inventory is comprised of the following (in thousands):

	September 27, 2008	December 29, 2007
Raw materials	$10,045	$10,475
Work in process	35,772	35,110
Finished goods	12,803	12,994

Total inventory	$58,620	$58,579

Included in finished goods inventory at September 27, 2008 and December 29, 2007 were $5.5 million and $1.5 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following (in thousands):

	September 27, 2008	December 29, 2007
Computer hardware	$5,353	$4,267
Computer software	3,635	3,111
Laboratory and manufacturing equipment	61,867	50,897
Furniture and fixtures	604	805
Leasehold improvements	13,949	12,438

	$85,408	$71,518
Less accumulated depreciation and amortization	(42,548)	(34,545)

Property, plant end equipment, net	$42,860	$36,973

Depreciation for the three and nine months ended September 27, 2008 was $3.4 million and $8.9 million, respectively, and depreciation for the three and nine months ended September 29, 2007 was $2.7 million and $6.7 million, respectively.

Intangible Assets

Other intangible assets, net are comprised of the following (in thousands):

	September 27, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents & developed technology	$1,628	$(454)	$1,174	$1,628	$(317)	$1,311
Assembled workforce and other	370	(202)	168	370	(140)	230

Total intangible assets	$1,998	$(656)	$1,342	$1,998	$(457)	$1,541

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 27, 2008	December 29, 2007
Loss contingency related to purchase commitments	$1,399	$1,880
Customer prepay liability	449	1,109
Tax payable	2,389	855
Other accrued expenses	5,923	5,653

Total accrued expenses	$10,160	$9,497

7.	Comprehensive Income (Loss)

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

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 27, 2008	December 29, 2007
Accumulated net unrealized gain (loss) on foreign currency translation adjustment	$(549)	$55
Net unrealized holding gain (loss) on available-for-sale investments	(7,082)	23

Total accumulated other comprehensive income (loss)	$(7,631)	$78

The following table reconciles net income (loss) to comprehensive income (loss) for the three and nine month periods ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income (loss)	$14,937	$(5,526)	$85,416	$(51,435)
Other comprehensive income (loss)	(2,496)	79	(7,709)	102

Total comprehensive income (loss)	$12,441	$(5,447)	$77,707	$(51,333)

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

The following table sets forth the computation of net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator - Basic and Diluted
Net income (loss)	$14,937	$(5,526)	$85,416	$(51,435)
Denominator
Basic weighted average common shares outstanding	92,888	84,017	92,087	38,419
Effect of dilutive securities:
Employee equity plans	3,955	—	4,559	—
Warrants to purchase common stock	365	—	415	—

Diluted weighted average common shares outstanding	97,208	84,017	97,061	38,419

Net income (loss) per common share - basic	$0.16	$(0.07)	$0.93	$(1.34)

Net income (loss) per common share - dilutive	$0.15	$(0.07)	$0.88	$(1.34)

For the three months ended September 27, 2008 and September 29, 2007, the Company excluded 6.0 million shares and 0.1 million shares of outstanding stock options from the calculation of diluted earnings per common share, respectively, because the exercise prices of these stock options were greater than the average market value of the common stock shares. These options could be included in the calculation in the future if the average market value of the common stock shares increases and is greater than the exercise price of these options.

9.	Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Deferred product and ratable product and related support and services, current	$19,036	$167,031
Deferred service revenue, current	6,408	—

Deferred revenue - current	25,444	167,031

Deferred product and ratable product and related support and services, non-current	7,012	7,406

Deferred revenue - non-current	7,012	7,406

Total deferred revenue	$32,456	$174,437

Deferred inventory costs, current	$6,505	$78,362
Deferred inventory costs, non-current	2,787	3,260

Total deferred inventory costs	$9,292	$81,622

Deferred ratable product and related support and services revenue primarily consists of revenue on transactions where VSOE of fair value of support and other services has not been established and, therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period.

10.	Commitment and Contingencies

Purchase Commitments

The Company has purchase agreements with its major production suppliers where the Company is committed to purchase certain parts. As of September 27, 2008 and December 29, 2007, these non-cancelable purchase commitments were $22.1 million and $33.7 million, respectively. The contractual obligation table below excludes the Company’s FIN48 liabilities because it cannot reliably estimate such liability obligations.

The following is a summary of the Company’s contractual obligations as of September 27, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations	$22,142	$22,142	$—	$—	$—
Operating leases	12,739	4,240	6,433	2,066	—

Total contractual obligations	$34,881	$26,382	$6,433	$2,066	$—

Legal Matters

On April 11, 2007, the Company, Level 3 and Cheetah Omni LLC (“Cheetah”) filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and (2) if the U.S. Patent and Trademark Office decides to reexamine either U.S. Patent No. 6,795,605 or 7,142,347, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007 and August 1, 2007, the U.S. Patent and Trademark Office ordered reexamination of U.S. Patents 6,795,605 and 7,142,347, respectively. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations.

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

The following table summarizes the Company’s stock award activity and related information for the nine months ended September 27, 2008 (in thousands, except per share data):

	Share Available for Grant (1)	Awards and Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (2)
Balance at December 29, 2007	10,198	11,742	$5.98	$97,808
Additional options and RSUs authorized (3)	4,579	—	$—
Options granted	(2,429)	2,429	$12.84
RSUs granted	(1,672)	1,672	$—
Options exercised	—	(1,339)	$2.19	$13,486
RSUs released	—	(79)	$—	$662
Options canceled	691	(691)	$7.96
RSUs canceled	79	(79)	$—

Balance at September 27, 2008	11,446	13,655	$6.81	$65,648

(1)	Shares available for grant under the 2000 plan and 2007 plan, as applicable. The Company does not intend to grant any additional options or other awards under the 2000 Plan.

(2)

The aggregate intrinsic value of unexercised options and unvested RSUs is calculated as the difference between the exercise price of the underlying equity awards and the closing price of the Company’s common stock at as of September 27, 2008. The aggregate intrinsic value of options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock option awards.

(3)

Pursuant to the evergreen provision of the Company’s 2007 Equity Incentive Plan, the number of shares reserved for issuance under the Company’s 2007 Equity Incentive Plan was increased by 4.6 million shares in the first quarter of 2008 as approved by the Board of Directors.

Options outstanding that have vested and are expected to vest as of September 27, 2008 are as follows (in thousands, except per share data and contractual term):

	Number of shares	Weighted- Average Exercise Price Per Share	Weighted- Average remaining contractual term	Aggregate Intrinsic Value (1)
			(In years)
Vested	4,379	$5.03	7.44	$26,187
Expected to vest (2)	6,932	$9.93	8.65	17,731

Total vested and expected to vest	11,311	$8.03	18.18	$43,918

Not expected to vest	214

Total options outstanding	11,525

(1)	These amounts represent the difference between the exercise price and the Company’s closing stock price as of September 27, 2008.

(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R).

Information with respect to restricted stock units as of September 27, 2008 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Fair Value (1)
Outstanding at December 29, 2007	616	$20.08
Granted	1,672	$12.54
Vested	(79)	$19.71	$662
Canceled	(79)	$15.52

Outstanding at September 27, 2008	2,130	$14.34

(1)	Represents the value of Infinera stock on the date that the restricted stock units vest.

As of September 27, 2008, there were 2.1 million RSUs outstanding; 1.8 million RSUs are expected to vest and 0.3 million RSUs are not expected to vest. As of September 27, 2008, 79,000 RSUs were vested.

12.	Income Taxes

The effective tax rate of 3.82% for the nine months ended September 27, 2008 differs from the statutory rate of 35% primarily due to the tax benefits resulting from the release of valuation allowances on tax attribute carry-forwards which was partially offset by the impact of certain stock compensation charges under SFAS 123(R), alternative minimum tax and state income taxes. During the quarter ended September 27, 2008, the Company recorded a one-time anticipated benefit of $290,000 related to refundable research and development tax credits due to the enactment of the Housing and Economic Recovery Act of 2008, signed into law on July 30, 2008.

Tax deductions associated with stock option exercises related to grants vesting prior to January 1, 2006 are credited to stockholders’ equity. Tax deductions in excess of prior book expenses under SFAS 123(R) associated with stock option exercises related to grants vesting on or after January 1, 2006 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $2.6 million for the nine months ended September 27, 2008.

During the three months ended March 29, 2008, the Company received an assessment resulting from an examination in India for the 2006 tax year. The Company is appealing the assessment. All uncertain tax positions have been fully reserved. The Company does not expect a material adjustment to the financial statements as a result of this inquiry.

As of September 27, 2008, the Company’s U.S. regular tax expense was equally offset by U.S. income tax benefits from the utilization of Net Operating Loss (“NOL”) carry-forwards which were previously reserved with a valuation allowance. The Company also reversed approximately $1.6 million of valuation allowance that is supportable by refundable income taxes. The Company recorded a full valuation allowance against the remainder of its net deferred tax assets due to operating losses incurred since inception. Realization of future deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, certain of the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carry-forwards will expire between 2013 and 2028. Utilization of these net operating losses and credit carry-forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change” that may occur, for example, by a change in significant stockholder allocation or equity structure. In 2007, the Company performed an analysis of these changes in ownership rules and determined that changes in ownership have occurred that would limit tax attribute carry-forwards. However, based on the work performed, the Company believes the limitations are not significant enough to materially impact future utilization of tax attributes against future taxable income.

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

At September 27, 2008, the cumulative unrecognized tax benefit was $4.8 million compared to $6.7 million at December 29, 2007 that was substantially netted against deferred tax assets which were previously offset with a full valuation allowance. Included in the $4.8 million of cumulative unrecognized tax benefit, approximately $0.2 million impacted the Company’s effective tax rate during the quarter ended September 27, 2008. At September 27, 2008, the Company had $0.3 million of unrecognized tax benefits related to uncertain tax positions recorded within current and other long-term tax liabilities. In the quarter ended September 27, 2008, the Company reduced its cumulative unrecognized tax benefit related to prior years by $2.6 million due to the completion of a research and development tax credit study for tax years 2000 to 2007. There are minimal penalties and interest associated with these tax positions and are immaterial to the financial statements. The Company files income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. The tax years 2000 to 2007 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
North America	$97,833	$50,473	$339,865	$137,708
Europe, Middle East and Africa	19,179	10,967	68,488	30,393
Asia Pacific	3,494	715	11,515	1,662

Total revenue	$120,506	$62,155	$419,868	$169,763

Property, plant and equipment, net

	September 27, 2008	December 29, 2007
North America	$41,941	$36,270
Europe, Middle East and Africa	—	—
Asia Pacific	919	703

Total property, plant and equipment, net	$42,860	$36,973

14.	Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in hardware warranty liability for the three and nine months ended September 27, 2008 and September 29, 2007, respectively, are summarized below (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Balance at the beginning of the period	$10,560		$10,036		$9,992		$2,718
Charges to operations	3,037		2,654		8,502		8,324
Utilization	(1,875)		(1,387)		(5,505)		(3,122)
Changes in estimate	(1,046	) (2)	(1,932	) (1)	(2,313	) (2)	1,451	(3)

Balance at the end of the period	$10,676		$9,371		$10,676		$9,371

(1)	The favorable change in estimate was primarily due to continued improvements in overall actual failure rates and impact of these improvements on the Company’s estimate of expected future returns.

(2)	Change in estimate is primarily due to continued improvements in average return rates and reductions in the cost of replacement.

(3)

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

15.	Subsequent Events

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, which included a retroactive reinstatement of the federal research and development credit, was signed into law. The Company anticipates any tax benefit, net of FIN 48 tax liabilities, from this law will be offset by a valuation allowance and will be recorded in the fourth quarter of fiscal year 2008.

California Assembly Bill 1452

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions carried forward from prior years for fiscal years 2008 and 2009 and extends the carry-forward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry-forward period; phases-in the federal two-year net operating loss carry-back periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. The Company expects to record additional state tax provision, net of federal benefits as a result of this law change in the fourth quarter of fiscal year 2008.

Adjustable Rate Securities

As of September 27, 2008, the Company held $75.7 million of adjustable rate securities which are recorded on the accompanying condensed consolidated balance sheet at fair value of $68.8 million. On October 24, 2008, the Company entered into a contract with one of its broker dealers to sell back $65.7 million of adjustable rate securities at par value at anytime during a two-year period beginning June 30, 2010 through July 2, 2012. These adjustable rate securities are recorded at fair value of $60.0 million with an unrealized loss of $5.7 million as of September 27, 2008 in the accompanying condensed consolidated balance sheets.

This contract represents a put option which will be valued at fair value, reflecting the Company’s right to recover par value for these adjustable rate securities discounted for any underlying credit risk associated with the broker dealer and the timing of the cash flows. The difference between the fair value of this put option and any unrealized loss on these adjustable rate securities will be recorded in the Company’s condensed consolidated statements of operations for the quarter ended December 27, 2008. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services; statements related to future statements regarding capital expenditures; statements related to future economic conditions or performance; market growth; statements related to repayment of our adjustable rate securities, statements related to the timing of achieving vendor specific objective evidence; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our annual report on Form 10-K for the year ended December 29, 2007 filed on February 19, 2008. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Condensed Consolidated Financial Data” and condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Executive Overview

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as dense wavelength division multiplexing (“DWDM”) systems. The pace of bandwidth growth in service provider networks has been significant over the last few years. Thus each year, service providers generally have been consuming more space, more power, and more of their human resources to deploy and manage their optical networks. The Infinera vision is that photonic integration offers a solution to this problem. Photonic integration is predicated upon the belief that, it is possible to generate a “Moore’s Law”-like continuous improvement in capacity per device (or “chip”) to help service providers scale their network bandwidth without significant increases in space, power or operational workload.

Infinera’s product offering is a digital optical networking system (“DTN System”). The DTN System uses photonic integrated circuits, or PICs, to generate 100G of optical capacity per line card. This capacity is then digitally “virtualized” so that it can be allocated, using software, to a variety of service types. The DTN System includes intelligent software that is designed to simplify and speed the delivery and control of optical services, and to enable advanced feature capabilities. Photonic integration provides the basis for the DTN System’s power and space advantages relative to conventional DWDM systems, while the DTN System’s bandwidth virtualization capability and software intelligence are architected to allow Infinera customers to simplify and speed their operations tasks, and ultimately to improve operational efficiency.

Infinera’s digital optical networking architecture is made possible by what we believe to be the world’s only commercially-deployed, large-scale PIC. Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips. Their function is to convert 100 Gbps of optical capacity into electronic signals. Once electronic, these signals can be virtualized and allocated to a number of services using digital technology. The PICs are in effect the heart of the DTN System, as they are the key to its ability to deliver a wide range of transport services, with optional advanced features, quickly and easily. By contrast, competitive DWDM platforms, which do not have access to PIC technology, generally require photonics equipment to add new services to the network. Photonic engineering can be considerably slower and more difficult than digital engineering; as a result, we believe competitive platforms have less flexibility, take longer to provision, and are harder to operate than the DTN System.

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

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our product and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 96% and 97% of our revenue from direct sales to customers for the three and nine months ended September 27, 2008, respectively. We derived 97% of our revenue from direct sales to customers for the three and nine months ended September 29, 2007, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

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

In addition, the timing at which we recognize revenue is directly impacted by our ability to establish VSOE of fair value for our services offerings. The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008 resulted in an increased portion of our shipments for the period being recognized as product and service revenue at the time of acceptance. This change resulted in a significant increase in the amount of revenue recognized from current period shipments and a significant reduction in additions to deferred revenue and in the deferred revenue balance. This increase in the recognition of revenue from the current period’s shipments, combined with the recognition of $39.6 million and $152.7 million of deferred revenue from the periods prior to the attainment of VSOE of fair value for most of our services, in the three and nine months ended September 27, 2008 resulted in elevated revenues in those periods. We expect this to continue in the fourth quarter of 2008 with the recognition of approximately $14.3 million of deferred revenue from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services. We expect revenues in 2009 and future periods to more closely approximate the underlying invoiced shipment levels for those periods.

We have established VSOE for our training and installation and deployment services effective in the second quarter of 2008. This allowed us to recognize most of our shipments as revenue at the time of acceptance and to allocate that revenue to the appropriate revenue category in our condensed consolidated statements of operations. This resulted in increased levels of product and services revenue offset by a reduction in ratable revenue. Ratable revenue for the remainder of 2008 will result primarily from the recognition of deferred revenue from periods prior to the second quarter of 2008 and the attainment of VSOE for most of our services. It will also include a small portion of current period revenues related to products sold in combination with software warranty services for which VSOE has not yet been established. We have and will continue to offer new and incremental services to our customers in the future and we will need to establish VSOE of fair value for those services. This may result in shipments to those customers being recognized as ratable revenue until VSOE of fair value is achieved.

As of September 27, 2008, we had $13.6 million of deferred margin on our balance sheet related to invoiced shipments of bundled products from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services. We expect $9.4 million of this deferred margin to be recognized in the fourth quarter of 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future. We expect gross profits in 2009 and future periods to more closely approximate the gross margin generated on the underlying invoiced shipments for those periods. It remains difficult to predict future improvements in invoiced shipment gross margins due to changes in product and customer mix and the timing of new customer deployments.

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

Product revenue consists of sales of products where software is considered incidental and is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,“ or SAB 104. In addition, product revenue consists of products that are sold without services or bundled products that are sold only with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.”

Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold standalone or (3) revenue related to extended hardware warranty.

The following table illustrates our revenue for the three months and nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Product	$76,130	$25	$226,763	$7,275
Ratable product and related support and services	39,495	62,130	181,462	162,488
Services	4,881	—	11,643	—

Total of revenue	$120,506	$62,155	$419,868	$169,763

Product Revenue. Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately. As discussed above, following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008, product revenue increased significantly due to the inclusion of product revenue from sales of bundled products and services where software subscription or training and installation and deployment services was the only undelivered element. In 2007, product revenue consisted primarily of a small number of sales of our networking products to customers who did not require support services and sales of an end of life product line that did not require significant customization and with regard to which software was considered incidental.

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

The attainment of VSOE of fair value on most of our services significantly increased total revenues for the first nine months of 2008. This increase resulted from an increase in the recognition of revenue from invoiced shipments in the current period, combined with the recognition of $152.7 million of deferred revenue from periods prior to the attainment of VSOE on most of our services.

We have and will continue to offer new and incremental services to our customers in the future and we will need to establish VSOE of fair value for those services. This may result in shipments to those customers being recognized as ratable revenue until VSOE of fair value is achieved.

Services Revenue. Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold on a standalone basis or (3) revenue related to extended hardware warranty and other non-bundled services. Following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, we have recognized revenue from delivered training and installation and deployment services and software subscription revenues as services revenue in our condensed consolidated statements of operations.

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

The following table illustrates the increase (decrease) in deferred revenue for the specified periods (in thousands):

	Three Months Ended September 27, 2008
	Pre Mar. 29, 2008 Product / Ratable Revenue (1)	Post Mar. 29, 2008 Product / Ratable Revenue (2)	Services Revenue	Total
Beginning balance	$61,340	$3,113	$5,456	$69,909
Additions to deferred revenue	—	2,075	3,567	5,642
Amortization to revenue	(39,588)	(891)	(2,616)	(43,095)

Ending balance	$21,752	$4,297	$6,407	$32,456

Increase (decrease) in deferred revenue balance	$(39,588)	$1,184	$951	$(37,453)

	Nine Months Ended September 27, 2008
	Pre Mar. 29, 2008 Product / Ratable Revenue (1)	Post Mar. 29, 2008 Product / Ratable Revenue (2)	Services Revenue	Total
Beginning balance	$174,437	$—	$—	$174,437
Additions to deferred revenue	29,639	7,054	11,779	48,472
Amortization to revenue	(182,324)	(2,757)	(5,372)	(190,453)

Ending balance	$21,752	$4,297	$6,407	$32,456

Increase (decrease) in deferred revenue balance	$(152,685)	$4,297	$6,407	$(141,981)

(1)	Represents changes in deferred revenue related to periods prior to the attainment of VSOE of fair value for most of our services.

(2)	Represents changes in deferred revenue related to periods after the attainment of VSOE of fair value for most of our services.

Cost of Revenue

Our cost of revenue is comprised of three components: cost of ratable revenue, cost of product revenue and cost of services revenue.

The following table illustrates our cost of revenue for the specified periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of revenue:
Cost of product	$45,139	$18	$131,928	$3,869
Cost of ratable product and related support and services	18,537	40,804	86,537	116,462
Cost of service	2,592	—	5,814	—

Total cost of revenue	$66,268	$40,822	$224,279	$120,331

Cost of Product Revenue. Cost of product revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials, overhead and period costs. Included in cost of product revenue for the three and nine months ended September 27, 2008 are inventory write-downs for excess and obsolete inventory of $0.9 million and $4.5 million, respectively. We may experience some increase in inventory write downs in future periods as we complete a number of major product transitions. In addition, the cost of some of our products will increase in the future due to changes in yields and production volumes for those products.

Losses associated with products which are sold or anticipated to be sold at a loss are recognized in the period in which they are incurred or can be reasonably estimated. The initial deployment of our DTN System at a customer involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or are reasonably estimatable. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. We recorded $3.0 million of LCM adjustments in cost of product revenue in the three months ended September 27, 2008.

Cost of Ratable Revenue. Cost of ratable revenue consists primarily of the costs of manufacturing our network equipment, including personnel costs, stock-based compensation, raw materials, overhead and period costs. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, lower of cost or market adjustment, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated. All other costs of ratable revenue are initially recorded as deferred inventory costs and are subsequently recognized in the same period as the corresponding revenue.

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

The following table illustrates the increase (decrease) in our deferred inventory cost for the specified periods (in thousands):

	Three Months Ended September 27, 2008
	Pre Mar. 29, 2008 Product / Ratable Cost (1)	Post Mar. 29, 2008 Product / Ratable Cost (2)	Total
Beginning balance	$26,510	$450	$26,960
Additions to deferred inventory cost	—	710	710
Amortization to cost of revenue	(18,338)	(40)	(18,378)

Ending balance	$8,172	$1,120	$9,292

Increase (decrease) in deferred inventory cost balance	$(18,338)	$670	$(17,668)

	Nine Months Ended September 27, 2008
	Pre Mar. 29, 2008 Product / Ratable Cost (1)	Post Mar. 29, 2008 Product / Ratable Cost (2)	Total
Beginning balance	$81,622	$—	$81,622
Additions to deferred inventory cost	11,162	1,169	12,331
Amortization to cost of revenue	(84,612)	(49)	(84,661)

Ending balance	$8,172	$1,120	$9,292

Increase (decrease) in deferred inventory cost balance	$(73,450)	$1,120	$(72,330)

(1)	Represents changes in deferred inventory cost related to periods prior to the attainment of VSOE of fair value for most of our services.

(2)	Represents changes in deferred inventory cost related to periods after the attainment of VSOE of fair value for most of our services.

Gross Margin

Gross margins have been and will continue to be affected by a variety of factors, including the product mix, average selling prices of our products, new product introductions and enhancements, changes to our manufacturing costs, including the impact of fluctuations in yields and production volumes, the amount of revenue that is recognized up front versus ratably and the period over which that revenue is recognized ratably, and the amount of common equipment sold at a loss causing an LCM adjustment.

To satisfy our customers’ requirement of transmitting optical signals, our customers must purchase a combination of common equipment and some limited number of Digital Line Modules (“DLMs”), Tributary Adapter Modules (“TAMs”), and Tributary Optical Modules (“TOMs”). If a customer wishes to add capacity to our DTN System after their initial deployment to satisfy their additional demands, they may purchase additional DLMs, TAMs and TOMs. When a customer wishes to expand the reach of the DTN System or deploy another DTN System on a route, they may purchase a combination of additional common equipment and additional DLMs, TAMs and TOMs. Pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our DLMs, TAMs or TOMs are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin over the revenue recognition period.

The following table illustrates our gross margin for the specified periods (in thousands, except gross margin):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue	$120,506	$62,155	$419,868	$169,763
Cost of revenue	66,268	40,822	224,279	120,331

Gross profit	$54,238	$21,333	$195,589	$49,432

Gross margin	45%	34%	47%	29%

The improved gross margin for the three months ended September 27, 2008 compared to the corresponding period of 2007 reflects the impact of the recognition of $21.3 million of deferred gross margin related to invoiced shipments from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for the most of our services. In addition, we recognized increased revenue amounts from higher margin invoiced shipments in the current period. This increase in the recognition of revenue and gross profit from the current period was due to the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008.

The improved gross margin for the nine months ended September 27, 2008 compared to the corresponding period of 2007 reflects the impact of the recognition of $79.2 million of deferred gross margin related to invoiced shipments in prior periods before the attainment of VSOE of fair value for most of our services. In addition, we recognized increased revenue amounts from higher margin invoiced shipments in the current period. These higher margins reflect improved customer and product mix. This increase in the recognition of revenue and margin was due to the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for our training and installation and deployment services in the second quarter of 2008.

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

As of September 27, 2008, deferred revenue related to bundled product sales from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services was $21.8 million, and deferred inventory cost was $8.2 million. We expect $9.4 million of this $13.6 million of deferred margin to be recognized during the fourth quarter of 2008 and we do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future, resulting in continued elevated gross profit in 2008. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods.

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

	Deferred Balance as of September 27, 2008	For the Three Months Ended December 27, 2008	Future Periods
Revenue	$21,752	$14,315	$7,437
Cost of inventory	8,172	4,871	3,301

Gross profit	$13,580	$9,444	$4,136

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

Other Income (expense), net

During the first nine months of 2008, other income (expense), net includes interest income on our cash and short and long-term investment balances, gains on sale of assets, realized losses or gains on investments, losses or gains on conversion of foreign currency transactions. During the first nine months of 2007, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5 and interest expense. In addition, if interest rates continue to decline due to current global market conditions, we will experience reductions in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Provision for income taxes

The effective tax rate of 3.82% for the nine months ended September 27, 2008, differs from the statutory rate of 35% primarily due to the tax benefits resulting from the release of valuation allowances on tax attribute carry-forwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum tax and state income taxes.

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

Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, we had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. We determined that we had established VSOE of fair value for software subscription in the first quarter and for training and installation and deployment services in the second quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, we allocate revenue to the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining software subscription period and the remaining related service periods and the unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Services revenue includes software subscription services, training, installation and deployment services and extended hardware warranty services. Revenue from software subscription and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. A majority of our customers have exercised the option to purchase software subscription services on an ongoing basis. Revenue related to training and installation and deployment services is recognized as the services are completed.

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

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. If our demand forecast for specific products is greater than actual demand and we are not able to reduce manufacturing output accordingly, we could be required to write off inventory, which would negatively impact our gross margin.

We recorded inventory write-downs for excess and obsolete inventory in the three and nine months ended September 27, 2008 of $0.9 million and $4.5 million, respectively, and in the three and nine months ended September 29, 2007 of $1.7 million and $4.2 million, respectively. In addition, we recorded total inventory write-downs for lower of cost or market (“LCM”) adjustments in the three and nine months ended September 27, 2008 of $3.0 million and $3.5 million and in the three and nine months ended September 29, 2007 of $3.2 million and $6.5 million, respectively. These write-downs for excess and obsolete inventory and LCM adjustments were reflected as cost of product and cost of ratable product and related support and services.

In valuing our deferred inventory costs, we considered the valuation of inventory using the guidance of Accounting Research Bulletin 43 “Restatement and Revision of Accounting Research Bulletins” (“ARB 43”). In particular, we considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered were less than cost, it was appropriate to value the deferred inventory costs and inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, we considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. In instances where the expected selling price of common equipment in the future is below cost, we have recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve

We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products or the related components that may be returned under warranty. Our hardware warranty periods range from 1 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the impact of the returns rate on future estimated returns. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Cash, Cash Equivalents and Short-term and Long-term Investments

We consider all liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

We consider all debt instruments with remaining time to maturity of one year or less to be short-term investments. At September 27, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and adjustable rate securities. Our cash equivalents and short and long-term investments are classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In accordance with SFAS No. 115, it is our policy to review our marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than the amortized cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a sufficient period of time to allow for recovery in the market value of such security. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the market value and record the related write-down as an investment loss on our condensed consolidated statements of operations. No other-than-temporary impairment charges were recorded for the nine months ended September 27, 2008 and September 29, 2007. See Note 5 to the Condensed Consolidated Financial Statements for further information regarding unrealized losses recorded as of September 27, 2008.

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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 27, 2008 and December 29, 2007, certain of our deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of the valuation allowances. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except %):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Statements of Operations Data:
Total revenue	$120,506	$62,155	$419,868	$169,763
Total revenue by type
Product	$76,130	$25	$226,763	$7,275
Ratable product and related support and services	39,495	62,130	181,462	162,488
Service	4,881	—	11,643	—
% Revenue by type
Product	63%	0%	54%	4%
Ratable product and related support and services	33%	100%	43%	96%
Service	4%	0%	3%	0%
Total revenue by geography
Domestic	$97,833	50,473	$339,865	$137,708
International	22,673	11,682	80,003	32,055
% Revenue by geography
Domestic	81%	81%	81%	81%
International	19%	19%	19%	19%
Total revenue by sales channel
Direct	$116,108	60,518	$406,721	$165,516
Indirect	4,398	1,637	13,147	4,247
% Revenue by sales channel
Direct	96%	97%	97%	98%
Indirect	4%	3%	3%	2%

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007.

Total revenue increased from $62.2 million in the three months ended September 29, 2007 to $120.5 million in the three months ended September 27, 2008. This overall growth reflects the recognition of $39.6 million of deferred revenue from prior periods and the recognition of $80.9 million from the current period. Total invoiced shipments for the period decreased from $80.3 million in the three months ended September 29, 2007 compared to $79.4 million in the three months ended September 27, 2008. The lack of growth in invoiced shipments in the period mainly reflects the timing of purchases of our DTN System by existing customers. Invoiced shipment growth was also impacted to a lesser extent by a relative slow down in the addition of new customers in the first half of 2008, with 3 new customers added in that period. However, we experienced resumption in new customer growth in the third quarter of 2008 and we added 5 new customers between June 28, 2008 and September 27, 2008 and had a total of 49 customers as of September 27, 2008.

In the three months ended September 27, 2008, we recognized $76.1 million of product revenue compared to $25,000 in the corresponding period of 2007. This reflects an increase in the upfront recognition of product revenue following the attainment of VSOE on software subscription services and training and installation and deployment services in 2008 and we expect to continue to generate significant amounts of product revenue in the future. The $25,000 of product revenue recognized in the third quarter of 2007 was related to a product sale to customers that did not require support services.

Ratable revenue decreased from $62.1 million in the three months ended September 29, 2007 to $39.5 million in the corresponding period in 2008. The decrease reflected the recognition of revenue amortized from prior periods of $38.6 million in the three months ended September 27, 2008 compared to $54.8 million in the corresponding period of 2007. The decrease reflected the recognition of revenue from the current period invoiced shipments of $0.9 million in the three months ended September 27, 2008 compared to $7.3 million of invoiced shipments of bundled products and services in the corresponding period in 2007.

In the three months ended September 27, 2008, we recorded $4.9 million of services revenue related to software subscription services and training and installation and deployment services provided during the period.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007.

Total revenue increased from $169.8 million in the nine months ended September 29, 2007 to $419.9 million in the nine months ended September 27, 2008. This overall growth reflects the recognition of $152.7 million of deferred revenue from periods prior to the attainment of VSOE of fair value for most of our services and the recognition of $267.2 million from the current period. Total invoiced shipments for the period increased from $215.8 million in the nine months ended September 29, 2007 to $267.3 million in the nine months ended September 27, 2008. The increase in invoiced shipments was due to increased purchases of our DTN System by existing customers and the addition of new customers. We added a net of 8 new customers between December 29, 2007 and September 27, 2008 and had a total of 49 customers as of September 27, 2008.

In the nine months ended September 27, 2008, we recognized $226.8 million of product revenue compared to $7.3 million in the corresponding period of 2007. This reflects an increase in the upfront recognition of product revenue following the attainment of VSOE on software subscription services and training and installation and deployment services in 2008 and we expect to continue to generate significant amounts of product revenue in the future. The $7.3 million of product revenue recognized in the first nine months of 2007 was comprised of $5.3 million related to the sale of 10 Gbps cards not for use in our DTN System and $2.0 million related to product sales to customers that did not require support services.

Total ratable revenue increased from $162.5 million in the nine months ended September 29, 2007 to $181.5 million in the corresponding period in 2008. The increase reflected revenue amortized from our deferred revenue balance which significantly increased in 2007. Due to our attainment of VSOE of fair value on software subscription services, deployment and installation services and training in 2008, we expect ratable revenue to decrease over time.

Total service revenue increased from $0 million in the nine months ended September 29, 2007 to $11.6 million in the corresponding period in 2008. The increase is due to the achievement of VSOE of fair value for software subscription, training and installation and deployment services during the first nine months of 2008.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit and gross margin for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except gross margin):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Total revenue	$120,506	$62,155	$419,868	$169,763
Total cost of revenue:
Cost of product	45,139	18	131,928	3,869
Cost of ratable product and related support and services	18,537	40,804	86,537	116,462
Cost of service	2,592	—	5,814	—

Gross profit	$54,238	$21,333	$195,589	$49,432

Gross margin	45%	34%	47%	29%

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007.

Gross margins improved from 34% in the three months ended September 29, 2007 to 45% in the corresponding period in 2008. This improvement was partially due to the impact of the recognition of $21.3 million of deferred gross profit related to invoiced shipments from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services. Gross margin on this release was 54% resulting in overall improved margins for the period.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007.

Gross margins improved from the nine months ended September 29, 2007 to the corresponding period in 2008 due primarily to the impact of the recognition of $79.2 million of deferred gross margin related to invoiced shipments in prior periods before the attainment of VSOE on most of our services. In addition, there was significant improvement in gross margins on current period invoiced shipments reflecting improved pricing product mix and cost structures. In addition, we experienced a reduction in our warranty expense from $6.1 million in the nine months ended September 27, 2007 to $0.7 million for the same period in 2008. This improvement reflects improved failure rates and reduced cost of replacing defective units.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except %):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Research and development expenses	$21,092	$14,621	$57,172	$44,758
Percent of total revenue (1)	18%	24%	14%	26%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007. Research and development expenses increased by $6.5 million primarily due to a $2.9 million increase in personnel related costs and a $2.8 million increase in new product development, prototypes, consulting and non-recurring engineering expenses. In addition, the increase resulted from a $0.8 million increase in stock-based compensation.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007. Research and development expenses increased $12.4 million from the nine months ended September 29, 2007 to the corresponding period in 2008 primarily due to $7.9 million in incremental headcount expenses and $6.9 million in increased prototype and non-recurring engineering spending. These increases were offset by $4.7 million of expense in 2007 related to software development services that we purchased from a third party to enable our product to operate in a regional bell operating company infrastructure. In addition, the increase resulted from a $2.3 million increase in stock-based compensation.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except %):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Sales and marketing expenses	$11,171	$7,995	$32,277	$22,032
Percent of total revenue (1)	9%	13%	8%	13%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007. Sales and marketing expenses increased by $3.2 million from the three months ended September 29, 2007 to the corresponding period in 2008 due primarily to an increase of $1.5 million in personnel related expenses, $0.9 million of increased expenses related to demonstration units used in potential customer lab trials and $0.2 million of increased international facility expenses. In addition, the increase resulted from a $0.6 million increase in stock-based compensation.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007. Sales and marketing expenses increased by $10.2 million from the nine months ended September 29, 2007 to the corresponding period in 2008 due primarily to an increase of $4.3 million in personnel related expenses, including salaries and commission, $2.6 million of expenses related to demonstration units used in potential customer lab trials and trade shows and $1.2 million of increased international facility expenses. In addition, there was a $2.1 million increase in stock-based compensation.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands, except %):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
General and administrative expenses	$8,713	$7,069	$25,632	$17,984
Percent of total revenue (1)	7%	11%	6%	11%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because our revenue recognition policy has historically required the deferral of a significant portion of our revenues over future periods.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007. General and administrative expenses increased by $1.6 million from the three months ended September 27, 2007 to the corresponding period in 2008 due primarily to a $0.8 million increase in stock-based compensation, increased accounting, legal and tax expenses of $0.4 million, increased facilities related expenses of $0.3 million and increased personnel related costs of $0.1 million.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007. General and administrative expenses increased by $7.6 million from the nine months ended September 27, 2007 to the corresponding period in 2008 due primarily to a $3.5 million increase in stock-based compensation expense, increased personnel related costs of $2.4 million, increased facility related expenses of $1.3 million and an increase of $0.4 million in accounting and legal expenses.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Interest income	$1,675	$2,459	$7,236	$3,373
Interest expense	—	(67)	(3)	(2,249)
Other gain (loss), net	37	533	1,213	(16,982)

Total other income (expense), net	$1,712	$2,925	$8,446	$(15,858)

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007. Interest income for the period decreased by $0.8 million primarily due to the impact of lower interest rates. The decrease in interest expense is due to the payoff of our outstanding debt following our initial public offering (IPO). Other gain (loss), net for the three months ended September 27, 2008 is comprised of a gain of $0.3 million related to the sale of assets offset by a realized loss of $0.2 million on the sale of investments. Other gain (loss), net for the three months ended September 29, 2007 primarily consisted of a $0.4 million gain related to the sale of assets and $0.1 million of foreign exchange gain.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007. The $3.9 million increase in interest income was primarily due to increased cash and investment fund balances offset by lower interest rates in the second and third quarter of 2008. The decrease in interest expense was due to the pay off of our outstanding debt following our IPO. Other gain (loss), net for the nine months ended September 27, 2008 primarily consisted of a gain of $1.0 million related to sale of asset and a gain of $0.3 million on our foreign currency receivables and transactions. Other gain (loss), net for the nine months ended September 29, 2007 primarily consisted of $19.8 million charge related to the revaluation of preferred stock warrant liabilities at fair market value. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to re-measurement. This loss was partially offset by a $2.4 million gain related to the sale of assets acquired under an asset purchase agreement and $0.2 million related to a subletting transaction.

Income Tax Provision

The effective tax rate of 3.82% for the nine months ended September 27, 2008 differs from the statutory rate of 35% primarily due to the tax benefits resulted from the release of valuation allowance on tax attribute carry-forwards which was partially offset by the impact of certain stock compensation charges under SFAS No. 123(R), alternative minimum and state income taxes.

Liquidity and Capital Resources

(In thousands)

	September 27, 2008	December 29, 2007
Working capital	$294,462	$237,590

Cash and cash equivalents	$169,439	$91,209
Short and long-term investments	152,354	211,284
Short and long-term restricted cash	2,799	3,337

Total cash, cash equivalents, investments and restricted cash	$324,592	$305,830

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash provided by operating activities	$25,354	$4,204
Cash provided by (used in) investing activities	39,142	(108,223)
Cash provided by financing activities	13,800	163,888

Prior to our IPO in June 2007, we had financed our operations primarily through private sales of equity and from borrowings under credit facilities and more recently from cash collections on the sales of our DTN System. In June 2007, we completed our IPO and raised net proceeds of $190.1 million. In November 2007, we completed our follow-on offering and raised net proceeds of $104.0 million.

At December 29, 2007, we had $91.2 million in cash and cash equivalents, $211.3 million in short and long-term investments and $3.3 million in restricted cash. In comparison, at September 27, 2008, we had $169.4 million in cash and cash equivalents and $152.4 million in short-term and long term investments and $2.8 million in restricted cash. Cash, cash equivalents restricted cash and short and long-term investments consist of highly liquid investments in money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and adjustable rate securities. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Auctions related to our adjustable rate securities began failing in February of 2008 and we have since been unable to sell these securities and they have therefore been classified as long-term assets on the balance sheet. As of September 27, 2008, we held $75.7 million of adjustable rate securities which are recorded on the accompanying balance sheet at fair value of $68.8 million.

As a result of several states’ Attorney General’s actions, during August 2008, several large financial institutions/broker dealers announced programs to purchase adjustable rate securities from their clients at par value. On October 24, 2008, we entered into a contract with one of our broker dealers to sell back $65.7 million of adjustable rate securities at par value at anytime during a two-year period beginning June 30, 2010 through July 2, 2012. These adjustable rate securities are recorded at fair value of $60.0 million with an unrealized loss of $5.7 million as of September 27, 2008 in the accompanying condensed consolidated balance sheets.

This contract represents a put option which will be valued at fair value, reflecting our right to recover par value for these adjustable rate securities discounted for any underlying credit risk associated with the broker dealer and the timing of the cash flows. The difference between the fair value of this put option and any unrealized loss on these adjustable rate securities will be recorded in our condensed consolidated statements of operations for the quarter ended December 27, 2008. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Operating Activities

We experienced positive cash flows from operations of $25.4 million in the first nine months of 2008. We generated net income for the period of $85.4 million, and we had total non-cash charges of $24.8 million consisting primarily of depreciation and amortization expenses of $8.9 million and stock-based compensation expense of $17.8 million offset by investment discount accretion of $0.9 million. The net income also reflects the release of $142.0 million of deferred revenue and $71.6 million of deferred inventory cost to the balance sheet in the period. Accounts receivable increased by $8.5 million due to the non-linearity of invoicing and a delay in receipt of payment for one large deployment until after the end of the quarter. This was offset by an increase in accounts payable of $7.8 million. Accrued liabilities and other expenses decreased by $8.7 million due to payments made during the period. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally.

We experienced positive cash flows from operations of $4.2 million in the nine months ended September 29, 2007. We generated a net loss for the period of $51.4 million, and we had non-cash charges of $31.1 million consisting primarily of warrant expense of $19.8 million and depreciation of $7.2 million and stock-based compensation expense of $6.0 million. The net loss also reflects the non-cash deferral of $46.2 million of deferred revenue and $12.8 million of deferred inventory cost to the balance sheet in the period. We experienced improved collections in the period offset by reductions in accounts payable terms.

Investing Activities

Net cash provided by investing activities in the first nine months of 2008 was $39.1 million, primarily comprised of net proceeds from the purchase, maturity and sale of investments in the period of $53.2 million, reflecting our continued switch to money market funds during the period. This was offset by additions to property, plant and equipment for the period of $15.2 million.

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

Financing Activities

Net proceeds from financing activities in the first nine months of 2008 were $13.8 million due to $11.2 million in proceeds from the issuance of common stock under our ESPP and other equity plans and $2.6 million related to excess tax benefit from stock option transactions.

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

Credit Facilities

As of September 27, 2008, we held approximately $68.8 million of municipal note investments at fair value with an auction reset feature (“adjustable rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government under the Federal Family Education Loan Programs (FFELP). In February 2008, auctions began to fail for these securities and each auction since then has failed. We have since been unable to liquidate the securities. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, which range from 22 years to 39 years, we have classified these investments as long-term assets on the balance sheet. These investments were valued at fair value as of September 27, 2008, and we recorded an unrealized loss of $6.8 million under Accumulated Other Comprehensive Income (Loss) on the accompanying condensed consolidated balance sheets under Stockholders’ Equity as of September 27, 2008 related to these adjustable rate securities.

All of Infinera’s adjustable rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers of the adjustable rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Based on the expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to execute our current business plan.

As a result of several states’ Attorney General’s actions, during August 2008, several large financial institutions/broker dealers announced programs to purchase adjustable rate securities from their clients at par value, beginning in September 2008 through June 2010. As of September 27, 2008, we held $75.7 million of adjustable rate securities which are recorded on the accompanying condensed consolidated balance sheets at fair value of $68.8 million.

On October 24, 2008, we entered into a contract with one of our broker dealers to sell back $65.7 million of adjustable rate securities at par value at anytime during a two-year period beginning June 30, 2010 through July 2, 2012. These adjustable rate securities are recorded at fair value of $60.0 million with an unrealized loss of $5.7 million as of September 27, 2008 in the accompanying condensed consolidated balance sheets.

This contract represents a put option which will be valued at fair value, reflecting our right to recover par value for these adjustable rate securities discounted for any underlying credit risk associated with the broker dealer and the timing of the cash flows. The difference between the fair value of this put option and any unrealized loss on these adjustable rate securities will be recorded in our condensed consolidated statements of operations for the quarter ended December 27, 2008. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

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

Fair Value Inputs

We adopted SFAS No. 157 as of the beginning of fiscal year 2008. See Notes 3 and Note 5 to the Condensed Consolidated Financial Statements. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The use of fair value to measure investment instruments, with related unrealized and realized gains or losses on investment is a component to our condensed consolidated financial statements.

We value the majority of our cash and investment instruments by using quoted market prices and alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include our money market funds and U.S. treasuries. The types of instruments valued based on quoted prices in markets that are not active and alternative pricing sources with reasonable levels of price transparency include U.S. agency notes, corporate bonds and commercial paper products. The price for each security at the measurement date is sourced from an independent pricing vendor. Periodically, management assesses the reasonableness of these sourced prices by comparing a sample of items to the prices provided by our portfolio managers to derive the fair value of these financial instruments. Historically, we did not experience significant deviation between the prices from the independent pricing vendor and our portfolio managers. The types of instruments valued based on unobservable inputs for which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes our adjustable rate securities or ARS. A discounted cash flow model has been used to determine the estimated fair value of our investment in ARS as of September 27, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and the timing and amount of cash flows, including assumptions about the expected holding periods of these securities. Management expects changing conditions in the ARS market to have a significant impact on these underlying assumptions, which in turn can have a significant impact on the fair value of these securities.

Contractual Obligations

The following is a summary of our contractual obligations as of September 27, 2008 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$22,142	$22,142	$—	$—	$—
Operating leases	12,739	4,240	6,433	2,066	—

Total contractual obligations	$34,881	$26,382	$6,433	$2,066	$—

(1)	We have purchase agreements with our major production suppliers under which we are committed to purchase certain parts.

The contractual obligation table above excludes our FIN48 liabilities because we cannot reliably estimate such liability obligations.

Off-Balance Sheet Arrangements

As of September 27, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain insignificant operating costs in other currencies. In addition, certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, British pound and the Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of September 27, 2008 would result in a loss of approximately $0.7 million. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could harm our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $324.6 million at September 27, 2008. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and adjustable rate securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended September 27, 2008, our interest income would have declined approximately $0.7 million, assuming consistent investment levels.

Adjustable Rate Securities

As of September 27, 2008, we held $68.8 million at fair value of municipal notes investments, with an auction reset feature (“adjustable rate securities”) whose underlying assets were in student loans with a credit rating of AAA. In February 2008, auctions related to these adjustable rate securities began to fail and each auction since then has similarly failed. As a result, our ability to liquidate and fully recover the carrying value of our remaining adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the reclassification of these securities as long-term investments in our condensed consolidated financial statements as of September 27, 2008. In addition, we have recorded an unrealized loss of $6.8 million under Accumulated Other Comprehensive Income (Loss) in the accompanying condensed consolidated balance sheets under Stockholders’ Equity as of September 27, 2008. This unrealized loss reflects the current lack of liquidity for these securities in the market place and does not reflect any deterioration in the credit worthiness of the securities or their issuers. However, while all of our adjustable rate securities are currently rated AAA, if the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record a realized impairment charge on these investments.

As a result of several states’ Attorney General’s actions, during August 2008, several large financial institutions/broker dealers announced programs to purchase adjustable rate securities from their clients at par value. As of September 27, 2008, we held $75.7 million of adjustable rate securities which are recorded on the accompanying condensed consolidated balance sheets at fair value of $68.8 million.

On October 24, 2008, we entered into a contract with one of our broker dealers to sell back $65.7 million of adjustable rate securities at par value at anytime during a two-year period beginning June 30, 2010 through July 2, 2012. These adjustable rate securities are recorded at fair value of $60.0 million with an unrealized loss of $5.7 million as of September 27, 2008 in the accompanying condensed consolidated balance sheets.

This contract represents a put option which will be valued at fair value, reflecting our right to recover par value for these adjustable rate securities discounted for any underlying credit risk associated with the broker dealer and the timing of the cash flows. The difference between the fair value of this put option and any unrealized loss on these adjustable rate securities will be recorded in our condensed consolidated statements of operations for the quarter ended December 27, 2008. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 27, 2008, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have a limited operating history and limited history of selling our DTN System, both of which make it difficult to predict our future operating results.

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

We have a history of significant operating losses and may not achieve or maintain profitability on an annual basis in the future.

We have not achieved profitability on an annual basis. We experienced a net loss of $55.3 million for the year ended December 29, 2007. As of September 27, 2008, our accumulated deficit was $284.1 million. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our DTN System and to maintain and expand our manufacturing facilities and research and development operations. In addition, as a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to achieve profitability on an annual basis.

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Our gross margin may continue to be adversely affected by a number of factors, including:

•	the mix in any period of higher and lower margin products and services;

•	price discounts negotiated by our customers;

•	sales volume from each customer during the period;

•	the period of time over which ratable recognition of revenue occurs;

•	the amount of equipment we sell for a loss in a given quarter;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our DTN System;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	introduction of new products, with initial sales at relatively small volumes with resulting higher product costs;

•	increased price competition, including competition from low-cost producers in China; and

•	increased warranty or repair costs.

It is likely that the average unit prices of our DTN System will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain annual technology discounts that require us to decrease the sales price of our DTN System to these customers. In response, we will need to reduce the cost of our DTN System through manufacturing efficiencies, design improvements and cost reductions or change the mix of the DTN Systems we sell. If these efforts are not successful or if we are unable to reduce our costs to a greater extent than the reduction in the price of our DTN System, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

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

Our future success depends on factors such as the continued growth of the Internet and internet protocol traffic and the continuing adoption of high capacity, revenue-generating services to increase the amount of data transmitted over communications networks and the growth of optical communications networks to meet the increased demand for bandwidth. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical communications network products may not continue to grow. If this growth does not continue or slows down, our DTN System sales would be negatively impacted. In addition, if general economic conditions weaken, this may cause our customers and potential customers to slow or delay their purchase decisions, which would have an adverse affect on our business and financial condition.

Recent turmoil in the financial markets and in the general economy has adversely affected and may continue to adversely affect our customers’ ability to purchase our products, which would harm our business, financial condition and results of operations.

Due to the recent tightening of credit markets and disruptions in the financial system, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued general economic uncertainty may cause our customers to delay or cancel their purchases, delay the time they take to pay for our DTN product or default in their payments for our DTN products, each of which would negatively affect our revenue. Continued weakness in the economy could cause some of our customers to become illiquid or further delay payments on their accounts, which could result in a higher level of bad debts. In addition, currency fluctuations relating to the financial crisis could negatively affect our international customers’ ability or desire to purchase our products.

This lack of liquidity or general economic uncertainty may adversely affect our suppliers or the terms on which we purchase products from these suppliers. It may also cause some of our suppliers to become illiquid. Any of these impacts could limit our ability to obtain components for our products from these suppliers and could adversely impact our supply chain or the delivery schedule to our customers. This also could require us to re-design our DTN System, which could cause delays in the manufacturing and delivery of our systems. Such events could harm our reputation and our customer relationships, either of which could harm our business and operating results.

The markets in which we compete are highly competitive and dominated by large corporations, and we may not be able to compete effectively.

Competition in the optical communications equipment market is intense, and we expect such competition to increase. A number of very large companies historically have dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., LM Ericsson Telephone Co., NEC Corporation, Nokia-Siemens Networks, Nortel Networks, Tellabs and ZTE Corporation. Competition in these markets is based on price, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our DTN System. In particular, if a competitor develops a photonic integrated circuit with similar functionality, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

A relatively small number of customers account for a large percentage of our net revenue. In particular, for the nine months of 2008, Level 3 Communications, or Level 3, accounted for approximately 26% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which would harm our operating results.

Substantial changes in the optical communications industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business or have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in the changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and government agencies. In addition, it has resulted in a substantial reduction in the number of our potential customers. For example, service providers, such as Level 3, have acquired a number of other communications service providers, including one of our other customers. This increased concentration among our customer base may also lead to increased negotiating power for our customers and may require us to decrease our average selling prices.

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

The manufacturing process for certain components of our DTN product, including our PIC, and for our DTN System is technically challenging. In the event that any of these manufacturing facilities was fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our DTN System. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.

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

We currently purchase several key components from single or limited sources. In particular, we rely on our own production of certain components of our DTN System, such as PICs, and on third parties as sole source suppliers for certain of the components of our system, including: application-specific integrated circuits, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with most of these sole source suppliers. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

If we do not receive critical components for our DTN System in a timely manner, we will be unable to deliver those components to our manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our DTN System, which could cause delays in the manufacturing and delivery of our systems. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our sole suppliers have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. These supplier disruptions may continue to occur in the future, which could limit our ability to produce the DTN System and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which could harm our business and operating results.

We have experienced delays in the development and introduction of our DTN System, and any future delays in releasing new products or in releasing enhancements to our DTN System may harm our business.

Since our DTN System is based on complex technology, we may experience unanticipated delays in developing, improving, manufacturing or deploying it. Any modification to our PIC and to our DTN System entails similar development risks. At any given time, various new product introductions and enhancements to our DTN System are in the development phase and are not yet ready for commercial manufacturing or deployment. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a number of steps, including:

•	completion of product development;

•	the qualification and multiple sourcing of critical components;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of software; and

•	establishment of systems integration and systems test validation requirements.

Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New versions of our PICs, specialized application-specific integrated circuits and intensive software testing and validation are important to the timely introduction of new product introductions and enhancements to our DTN System and to our ability to enter new markets, and schedule delays are common. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of enhancements to our DTN System. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of September 27, 2008, we held $68.8 million of municipal note investments at fair value, classified as long-term investments, with an auction reset feature whose underlying assets were in student loans that had an AAA credit rating. In February 2008, auctions began to fail for these securities and each auction since then has failed. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term does not exist.

On October 24, 2008, we entered into a contract with one of our broker dealers to sell back $65.7 million of adjustable rate securities at par value at anytime during a two-year period beginning June 30, 2010 through July 2, 2012. As part of this contract, we agreed to give the broker dealer sole discretion to sell these securities and agreed to release the broker dealer from liability associated with the marketing and sale of these securities. These adjustable rate securities are recorded at fair value of $60.0 million with an unrealized loss of $5.7 million as of September 27, 2008 in the accompanying condensed consolidated balance sheets.

This contract represents a put option which will be valued at fair value, reflecting our right to recover par value for these adjustable rate securities discounted for any underlying credit risk associated with the broker dealer and the timing of the cash flows. The difference between the fair value of this put option and any unrealized loss on these adjustable rate securities will be recorded in our condensed consolidated statements of operations for the quarter ended December 27, 2008. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed. We cannot be certain that the purchase will be completed or that the broker dealer will have the financial resources to satisfy its obligations under our contract. If the broker dealer is unable to perform its obligations under the contract, our ability to liquidate the securities or fully recover the value of the securities may be further limited.

In the first nine months of 2008, we recorded an unrealized loss of $6.8 million in our condensed consolidated balance sheet related to our adjustable rate securities. If the issuers of the adjustable rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, or if the purchase is not completed, we may be required to record an impairment charge on these investments and may liquidate these investments for less than their face value. Such an impairment charge would have an adverse effect on our financial condition and operating results.

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

Date: October 31, 2008