Form 10-K
period 2008-12-27
INFINERA CORP
filed 2009-02-17
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $631.5 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 6, 2009, 94.3 million shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 27, 2008

Part I

ITEM 1.	BUSINESS

Overview

Infinera Corporation (“we” or “Infinera”) has developed a solution that we believe will change the economics, operating simplicity, flexibility, reliability and scalability of optical communications networks. At the core of our Digital Optical Network architecture is what we believe to be the world’s only commercially-deployed, large-scale photonic integrated circuit (“PIC”). Our PICs transmit and receive 100 Gbps of optical capacity and incorporate the functionality of over 60 discrete optical components into a pair of indium phosphide chips approximately the size of a child’s fingernail. We have used our PIC technology to design a new digital optical communications system called the DTN System. The DTN System is architected to improve significantly communications service providers’ economics and service offerings as compared to traditional systems. Our DTN System is designed to provide faster service delivery and network management flexibility. Our carrier-class DTN System runs our Infinera IQ Network Operating System and is integrated with our Infinera Management Suite software, which together enhance and simplify network monitoring, management and control. In 2008, we introduced the Infinera Line System 2 (“ILS2”) which is designed to extend the reach and optical capacity of our DTN System.

Our goal is to establish our Digital Optical Network, based on photonic integrated circuits, as a leading architecture for optical communications networks. We believe that photonic integrated circuits will significantly change optical communications networks in a fashion similar to the integrated circuit’s impact on electronics beginning in the 1950’s. As of December 27, 2008, we have sold our DTN System for deployment in the optical networks of 56 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3 Communications (“Level 3”). We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In 2008 and 2007, Level 3 and Broadwing Communications, which Level 3 acquired in January 2007, together accounted for approximately 25% and 47% of our revenue, respectively.

We believe that rapid growth of communications traffic and proliferation of next-generation bandwidth-intensive services such as video will expand the need and increase demand for optical network capacity. Our DTN System is designed to serve as the key element for long-haul and metro core optical transport networks of U.S. and international communications service providers. Customer deployments of our DTN System have ranged from two to thousands of network locations.

Our DTN System is designed to provide several advantages over traditional systems, including:

•	Operating simplicity and cost savings

•

Deploy and scale the optical network quickly and cost-effectively. Our DTN System provides optical capacity in 100 Gbps increments (10 channels at 10 Gbps), enabling our customers to more easily scale their optical networks with the initial installation of the DTN System and to add capacity to existing DTN Systems in less time and with fewer service calls;

•

Ease of operations and management. Our DTN System offers built-in software intelligence and automation designed to route services across complex optical communications networks and simplify our customers’ network planning, engineering and operations; and

•

Efficiency and reliability. Given the high level of photonic integration and digital processing, our DTN System is designed to consume less power and space, simplify testing procedures, and improve system reliability;

•	Enhanced revenue generation

•

Define and offer new service types quickly and easily. The DTN System’s Bandwidth Virtualization capability is architected to allow our customers to introduce new advanced services, such as 40 Gigabit on one optical system. Traditional optical systems may require a costly network overbuild with a new optical system to support new services;

•

Deliver services to customers (“provision”) quickly and easily. The DTN System uses digital switching and intelligent software control to rapidly reconfigure its photonic integrated circuit capacity for customer connections. While network operators with traditional optical systems may require 8 weeks or more to provision new optical services, some Infinera customers are offering to provision new services for their customers in as little as 10 days; and

•	Offer differentiated service features. With Infinera’s switching and software, network operators can offer advanced features such as protection switching or bandwidth-on-demand to their customers.

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

Infinera was founded in December 2000, originally operated under the name “Zepton Networks,” and is headquartered in Sunnyvale, California. We began commercial shipment of our DTN System in November 2004. We are incorporated in the State of Delaware. Our principal executive offices are located at 169 Java Drive, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200.

Industry Background

Optical communications equipment carries digital information as analog light waves over fiber optic networks. Fiber optic networks provide significantly greater data transport capacity than traditional electrical over copper transport technology. The advent of wavelength division multiplexing systems has enabled the transmission of larger amounts of data by using multiple wavelengths over a single optical fiber. Service providers often use wavelength division multiplexing systems to carry communications traffic between cities, referred to as long-haul networks, and within large metropolitan areas, referred to as metro networks. Fiber optic networks are generally capable of carrying most types of communications traffic, from conventional long-distance telephone calls to e-mails and web sessions to high-definition video streams. As traffic grows, service providers add capacity to existing networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion. Fiber optic networks are expensive and complex, and service providers have traditionally experienced significant challenges in generating new revenue while reducing operating and capital costs.

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

•

Increasing broadband penetration and higher speed access technologies. Communications service providers are offering broadband internet access to an increasing number of business and enterprise subscribers to support voice, video and high speed data offerings. In addition, wireless technologies such as 3G and its successors are allowing high bandwidth to mobile devices; and

•

Attractiveness of bandwidth-intensive applications. New applications (e.g., video-on-demand, music downloads, tele-presence), and network delivery of larger file formats (e.g., HD video) necessitates an increase in network capacity to accommodate high-quality delivery of these bandwidth-intensive experiences.

Challenges Faced by Communications Service Providers

Service providers face significant challenges in meeting increasing bandwidth demands, including:

•

Scaling network capacity to meet bandwidth demand. Many network operators must deploy more new bandwidth each year than they did the year before. This accelerating growth increases the importance of optical communications systems that use less space and power and allow the operations teams to more efficiently scale the optical network;

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

•

Lack of protection and management features. Most traditional long-haul optical communications systems do not offer protection capabilities to restore service in the event of equipment or fiber failure. As a result, communications service providers must purchase, deploy, and manage additional equipment to support protected services, which further increases cost and network complexity; and

•

Exposure to equipment failures. Traditional optical communications systems and sub-systems contain dozens of discrete interconnected optical components. Most optical component failures occur at these connections resulting in reduced system reliability and potential loss of service.

Limitations of Traditional Optical Approaches

Optical Communications Systems

Traditional optical systems generally make use of “discrete” optical components with each component requiring a separate package to perform a given function. Vendors of such systems typically rely on a limited number of component and sub-system suppliers, resulting in limited product differentiation. In addition, the ability of traditional systems vendors to benefit from photonic integration is constrained by the development efforts of their optical component and sub-system suppliers.

Optical communications systems often transport communications signals between cities as wavelengths and switch or add/drop those signals using digital electronics at network access points where services are provided. Many optical communications networks utilize wavelength division multiplexing technology that transmits multiple signals, each as separate colors of light, or wavelengths, on a single fiber in a communications service provider’s network. The principal benefit of wavelength division multiplexing systems is that they enable the transmission of large amounts of data on multiple wavelengths over a single optical fiber. In optical communications networks, communications service providers cannot access or manage these wavelengths of light, or analog signals, and must convert the wavelengths of light to electrical or digital signals. Once this traffic has been converted into the digital domain, it can be processed by the communications service provider. This processing can include adding/dropping, monitoring or regenerating the traffic. After the digital signal is processed, it is converted back to wavelengths of light so that it can be transported to the next network destination. The process of converting the optical signal to an electrical signal for processing and then converting it back to an optical signal to enable digital processing is known as optical to electrical to optical conversion. Optical to electrical to optical conversion enables access to data that allows communications service providers to differentiate their networks and to generate revenue through value-added services. Optical to electrical to optical conversion utilizing traditional systems can be expensive.

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

Traditional Wavelength Division Multiplexing Systems

Traditional wavelength division multiplexing systems have several disadvantages, including:

•	significant capital cost, space and power requirements, particularly as these systems scale to larger optical capacity;

•	requirement of discrete components to execute optical to electrical to optical conversions for each wavelength, which adds significant cost and reduces reliability;

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

All-Optical Communications Systems

Several optical communications systems vendors have attempted to reduce the cost of transporting data on optical networks by limiting the need for optical to electrical to optical conversions. The resulting architecture, known as the all-optical network, utilizes a new generation of wavelength division multiplexing systems to manage and switch traffic as analog light waves. Reconfigurable optical add/drop multiplexers and wavelength selectable switches are examples of all-optical systems. However, we believe these all-optical approaches possess inherent weaknesses, including:

•

limited ability to digitally process the data, which limits the flexibility of these systems. As vendors add 40G and 100G wavelengths to their systems, the lack of digital processing in the network may result in less efficient use of available bandwidth, may require complex optimization work to better utilize the bandwidth and may require the network operator to purchase additional equipment to deploy lower speed service such as 2.5G and 10G;

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

•

Digital processing. Our DTN System processes traffic digitally, which ensures significantly greater signal quality and network management flexibility than traditional, or all optical, systems. With our DTN System, communications traffic can be cost-effectively added/dropped, monitored and regenerated through digital processing of data; and

•

High value-add software content. Our DTN System’s software utilizes digital data to enable network provisioning, management, testing and control that provides intelligence not available in traditional optical communications systems.

These distinctive technical features provide significant advantages to our customers, including:

•	Operating simplicity and cost savings

•

Deploy and scale the optical network quickly and cost-effectively. Our DTN System deploys optical capacity in 100 Gbps increments, which enables our customers to rapidly deploy the initial DTN System and to add capacity to existing DTN Systems in less time and with fewer service calls than with traditional systems. Infinera customers have publicly remarked on the speed with which they are able to roll out new network capacity thanks to Infinera’s unique architecture;

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

•

Define and offer new service types quickly and easily. The DTN System’s Bandwidth Virtualization capability is architected to allow our customers to introduce new advanced services, such as 40 Gigabit or, in the future, 100 Gigabit Ethernet transport, without re-architecting their transport layer. Traditional optical systems may require a costly network overbuild to support new services;

•

Deliver services to customers (“provision”) quickly and easily. The DTN System uses digital switching and intelligent software control to rapidly reconfigure its photonic integrated circuit capacity for customer connections. While network operators with traditional optical systems may require 8-20 weeks to provision new optical services, some Infinera customers are offering 10 day provisioning intervals.

•	Offer differentiated service features. With Infinera’s switching and software, network operators can offer advanced features such as protection switching or bandwidth-on-demand to their customers.

The Infinera Strategy

Our goal is to be a preeminent provider of optical systems to communications service providers. Key aspects of our strategy are:

•

Increase our customer footprint. During 2008, we continued to diversify our customer base in terms of markets served, expanding beyond our original core market of bandwidth wholesalers into the fast-growing cable multiple system operator (“MSO”) and internet content provider markets. We now count all of the top North American MSOs as customers, as well as some of the top internet content providers, in addition to many of the North American national footprint bandwidth wholesalers. We intend to increase penetration of our installed base of customers while also targeting new U.S. and international communications service providers, including U.S. regional bell operating companies, international postal, telephone and telegraph companies, and other operators of fiber optic networks around the world.

•

Penetrate adjacent markets. We believe that our Digital Optical Networking architecture can benefit government, research and educational institutions, MSOs, and internet content provider markets in the same way it does long-haul or wholesale carriers and independent operator markets. We intend to increase our addressable markets by adding functionality to our DTN System by developing new products and by creating the service and support infrastructure needed to address these markets;

•

Maintain and extend our technology lead. We intend to incorporate the functionality of additional discrete components into our PICs and to pursue further functional integration in our DTN System in order to enhance the performance, scalability and economics of our DTN System;

•

Deliver systems to scale and deliver additional functionality. Our DTN System is, to our knowledge, the only commercially-available system which provides 100 Gbps of transport capacity on a single line card. We recognize the need to continually increase our scalability and functionality to maintain product leadership in optical transport networks as demonstrated by expanding our system transport capacity from 400 Gbps to 800 Gbps; and

•

Continue investment in PIC manufacturing activities. We believe that our vertical integration and manufacturing capabilities serve as a competitive advantage and intend to continue to invest in the manufacturing capabilities needed to produce new generations of our PICs.

Products

Infinera DTN System

Our DTN System utilizes our PIC technology to enable digital processing and management of data with the capability to both generate wavelength division multiplexing wavelengths and to add, drop, switch, manage, protect and restore network traffic digitally. The DTN System can automate the connection of circuits and provisioning of new services without costly and cumbersome manual intervention.

Our DTN System is modular in design to enable our customers with the ability to add capacity in a cost-efficient manner. The initial deployment of our DTN System at a customer involves the installation of common equipment, which includes a chassis, management controller and related equipment. Customers can increase the capacity of existing common equipment for the DTN System by purchasing our Digital Line Modules, or DLMs, Tributary Adapter Modules, or TAMs and Tributary Optical Modules, or TOMs. Each DTN System is composed of one or two half rack chassis, each of which supports up to 4 DLM cards. We have either a 23 inch or 19 inch chassis option for the DTN System. Each DLM card typically supports up to 5 TAMs. The 40 Gbps TAM takes up 2 slots of the

DLM card. Given both the density and the modular architecture of each DTN, our DTN System enables significant flexibility and scalability for communications service providers.

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

Infinera Line System 1 and 2

Infinera DTN Systems are connected to one another using a “line system.” The line system combines different groups of PIC-based wavelengths from the DTN onto a single optical fiber, provide optical amplification, and provide the management communications channel between network nodes. Infinera offers two line system options for the DTN System. Infinera Line System 1 (“ILS1”) can combine up to 80 wavelengths of DTN-based signals onto a single fiber. ILS2, announced in 2008, combines up to 160 wavelengths of 10 Gbps DTN-based optical capacity or 1.6 Terabits per second onto a single fiber. In addition to increasing the optical capacity, ILS2 includes new amplifier options designed to increase the distance between DTN Systems (known in industry parlance as “reach”). ILS2 also lays the foundation for future Infinera systems and is designed to scale in the future to support up to 8 Terabits per second of capacity on a single fiber pair. ILS1 and ILS2 are fully integrated into Infinera’s management and control software and can be managed seamlessly within the DTN System.

Infinera IQ Network Operating System and Management Suite

Our DTN System, including both ILS2 and ILS1, utilizes proprietary embedded software, the IQ Network Operating System, to enable our customers to simplify and speed up the tasks they perform to deliver, differentiate, and manage services and to optimize the utilization of their networks. The IQ Network Operating System software utilizes the DTN System’s digital switching and IP-based technologies, including generalized multiprotocol label switching for end-to-end provisioning, protection and restoration services, and a host of performance monitoring and software-definable testing capabilities.

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

Technology

Digital Optical Network Architecture

Infinera was founded with a vision of increasing the functionality and improving the economics of optical transport systems. To that end, our core engineering team is comprised of optical component and systems experts who have collaborated to create an innovative optical communications architecture that is designed to combine enhanced performance, system-wide simplicity and efficiency, with the ability to be manufactured in a cost-efficient manner. We have focused our efforts, time and capital on developing our Digital Optical Network architecture and the DTN System based on our PIC technology.

Our Digital Optical Network architecture is designed to allow our customers to expand service reach, expedite service provisioning, ensure reliability and more effectively manage, monitor and scale their networks by processing data digitally rather than in analog format. We believe that the key to delivering this capability in a cost-effective manner is integrating the functionality of multiple discrete devices into a single set of semiconductor chips. This integration allows us to eliminate separate optical packages for each discrete optical device, which we believe is the largest cost challenge facing traditional systems. This integration has further enabled us to provide additional functionality and intelligence to our optical communications systems.

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

Our DTN System transmits 100 Gbps of optical capacity, utilizing a pair of PICs, one transmitter PIC and one receiver PIC. Our transmitter PIC integrates the functionality of 51 optical components onto a single chip, including lasers and modulators. In addition, our receiver PIC integrates the functionality of 11 optical components onto a single chip, including photo-detectors and an optical de-multiplexer.

Customers

As of December 27, 2008, we have sold our DTN System for deployment in the optical network of 56 customers worldwide, including customers in each of the following customer segments:

•	carrier;

•	MSO;

•	internet content provider;

•	incumbent carrier;

•	research and education/government; and

•	reseller.

Level 3 and Broadwing Corporation, which Level 3 acquired in January 2007, together accounted for approximately 25%, 47% and 75% of our revenue in 2008, 2007 and 2006, respectively.

Support and Services

We offer our customers a range of product support offerings, including 24/7/365 hardware and software technical support, installation and deployment services, on-site technical services, professional services, product technical training and extended product warranties. The new service offerings added in 2008 include spares management and first line maintenance services. Our customer support services are provided by our employees and augmented where necessary by third-party strategic support partners. We believe that providing ongoing customer and technical support is critical to successful long-term relationships with, and follow-on sales to, our customers. We are committed to providing our customers with the highest levels of technical support and service on a global scale.

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

Direct Sales Force. Our sales team sells directly to service providers worldwide. We maintain sales presences throughout the United States as well as in a number of international locations, including China, France, Germany, Spain, Italy, Netherlands, Japan and the United Kingdom.

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

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems and components. Our research and development efforts are currently focused in Sunnyvale, California, Allentown, Pennsylvania, Annapolis Junction, Maryland, Beijing, China and Bangalore, India. We have invested significant time and financial resources into the development of our Digital Optical Network architecture, our DTN System, including the IQ Network Operating System and Management Suite software, the PIC and our manufacturing capabilities. We will continue to expand our product offerings and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current DTN System, and developing additional functionality and new products, including products for metro applications. We are also working to develop new generations of PICs, and we intend to leverage further integration in our Digital Optical Network architecture and our DTN System through continued research and development and investments in our manufacturing capabilities.

Our research and development expenses were $80.4 million, $60.9 million and $39.0 million in 2008, 2007 and 2006, respectively.

Employees

As of December 27, 2008, we had 937 employees. A total of 227 of those employees were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our employee relationships to be good.

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

We outsource manufacturing of certain components of our DTN System. During 2008, we continued to expand the use of our international manufacturing partners. Our contract manufacturers manufacture our DTN System based on our specifications and bill of materials. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. To date, we have not experienced any significant delays or material unanticipated costs resulting from the use of these contract manufacturers; however, such a strategy involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality and costs. Despite outsourcing manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our DTN Systems.

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

Backlog

As of December 27, 2008, our backlog was $14.7 million. These orders are subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be cancelled without penalty. We do not believe that backlog should be viewed as an indicator of future performance. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

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

Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co. Ltd., NEC Corporation, Nokia-Siemens Networks, Nortel Networks, Tellabs and ZTE Corporation. These

companies have historically set the competitive benchmarks for price and functionality. There are also smaller companies, including startups, which have announced plans or developed products that would compete for long-haul and metro optical transport business.

We also face additional competition in certain market segments from companies which offer one or more products that compete directly or indirectly with our products. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.

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

As of December 27, 2008, we held 83 U.S. patents and one international patent expiring between 2021 and 2027, and held 122 U.S. and 27 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Business Segment Data and Our Foreign Operations

We operate in the single industry segment of optical networking systems. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13, “Segment Information,” of Notes to Consolidated Financial Statements, both of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 13, “Segment Information,” of Notes to Consolidated Financial Statements. Information on risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Executive Officers and Directors

Our executive officers and directors, and their ages and positions as of December 27, 2008, are set forth below:

Name	Age	Position
Jagdeep Singh	41	Chairman, President and Chief Executive Officer
Thomas J. Fallon	47	Chief Operating Officer
David F. Welch, Ph.D.	47	Chief Marketing and Strategy Officer
Duston M. Williams	50	Chief Financial Officer
Scott A. Chandler	40	Vice President, Worldwide Sales
Michael O. McCarthy III	43	Chief Legal Officer
Alexandre Balkanski, Ph.D. (1)(2)	48	Director
Kenneth A. Goldman (3)	59	Director
Reed E. Hundt (2)(4)	60	Director
Hugh C. Martin (3)(4)	54	Director
Dan Maydan, Ph.D. (3)	73	Director
Carl Redfield (2)(4)	61	Director

(1)	Lead Independent Director
(2)	Member of Nominating and Governance Committee
(3)	Member of Audit Committee
(4)	Member of Compensation Committee

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

Duston M. Williams has served as our Chief Financial Officer since June 2006. From December 2004 to June 2006, Mr. Williams was Executive Vice President and Chief Financial Officer of Maxtor Corporation, an information storage solutions company. From July 2003 to November 2004, Mr. Williams served as Chief Financial Officer of Aruba Networks, Inc., a network infrastructure company. Mr. Williams currently serves on the board of directors of BlueArc, a network storage company and Compellent, a data storage solutions company. Mr. Williams holds a B.S. in Accounting from Bentley College and an M.B.A. from the University of Southern California.

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

Kenneth A. Goldman has been a member of our board of directors since February 2005. Mr. Goldman has been the Senior Vice President Finance and Administration and Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions since September 2007. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc., a provider of mobile enterprise software. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. From December 1999 to December 2003, Mr. Goldman served as an advisory council member of the Financial Accounting Standards Board Advisory Council. Mr. Goldman serves on the boards of directors of BigBand Networks, Inc., a provider of broadband multimedia infrastructure and Starent Networks Corp., a provider of networking solutions. Mr. Goldman served on the board of Juniper Networks, Inc., an IP network solutions company, until his resignation from the position in January 2008. Mr. Goldman is currently on the board of trustees of Cornell University and was formally a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.

Reed E. Hundt joined our board of directors in February 2007. Since 1998, he has acted as Co-Chairman of the Forum on Communications and Society at The Aspen Institute, a public policy organization, and as an independent advisor on information industries to McKinsey & Company, Inc., a management consulting firm. Mr. Hundt served as Chairman of the Federal Communications Commission from 1993 to 1997. Mr. Hundt currently serves on the board of directors of Intel Corporation, a semiconductor company, and Data Domain, a storage and networking company. Mr. Hundt holds a B.A. in History from Yale University and a J.D. from Yale Law School.

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

Dan Maydan, Ph.D. has been a member of our board of directors since September 2001. From December 1993 to April 2003, Dr. Maydan served as President of Applied Materials Inc., a company that manufactures semiconductor equipment and was appointed President Emeritus of the company in April 2003. Dr. Maydan was a member of the board of directors of Applied Materials Inc. from June 1992 until March 2006. Dr. Maydan serves on the board of directors of Electronics for Imaging, Inc., a digital imaging and print management solutions company. Dr. Maydan holds a B.S. and M.S. in Electrical Engineering from the Israel Institute of Technology and a Ph.D. in Physics from Edinburgh University of Scotland.

Carl Redfield has been a member of our board of directors since August 2006. From September 2004 to his retirement in May 2008, Mr. Redfield served as Senior Vice President, New England executive sponsor, of Cisco Systems, Inc., a networking and telecommunications company. From February 1997 through September 2004, Mr. Redfield served as Cisco’s Senior Vice President,

Manufacturing and Logistics. Mr. Redfield serves on the board of directors of SourceForge, Inc., an online media, software and e-commerce company. In December 2008, Mr. Redfield was appointed to the board of directors of Nanosolar Inc., a solar cell power company. Mr. Redfield holds a B.S. in Materials Engineering from Rensselaer Polytechnic Institute and has completed post-graduate studies at the Harvard Business School.

Our board of directors is currently composed of 7 members. Messrs. Goldman, Hundt, Martin and Redfield and Drs. Balkanski and Maydan qualify as independent directors in accordance with the listing requirements of NASDAQ. The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

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

We achieved profitability for the first time on an annual basis for the year ended December 27, 2008 and generated net income of $78.7 million. However the recognition of $166.7 million of deferred revenue from prior periods and the increased upfront recognition of revenue from current period shipments, due to the attainment of VSOE of fair value for our services, resulted in elevated revenue levels for the year. We expect revenue for future periods to more closely approximate the level of underlying invoiced shipments in that period. As of December 27, 2008, our accumulated deficit was $290.7 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our DTN System and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on past results, in particular the recent growth in our revenue, as an indicator of our future performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Our gross margin may continue to be adversely affected by a number of factors, including:

•	the mix in any period of higher and lower margin products and services;

•	price discounts negotiated by our customers;

•	sales volume from each customer during the period;

•	the amount of equipment we sell or expect to sell for a loss in any given quarter;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our DTN System;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	introduction of new products, with initial sales at relatively small volumes and higher product costs;

•	increased price competition, including competition from low-cost producers in China;

•	increased warranty or repair costs; and

•	the period of time over which ratable recognition of revenue occurs.

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

Recent turmoil in the financial markets and the global recession has adversely affected and may continue to adversely affect our industry, business and gross margins.

The U.S. and world economic markets are undergoing a period of slowdown or recession, and the future economic environment may continue to be less favorable than that of recent years. Our business depends on the overall demand for additional bandwidth capacity and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of this slowdown, we may face new risks that we have not yet identified. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration. If the conditions in the U.S. and world economic markets remain uncertain or continue to be volatile, or if they deteriorate further, our industry, business and gross margins may be adversely affected.

As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our results. Continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. At December 27, 2008, $1.7 million was reserved for accounts receivable bad debt associated with one customer as they were deemed uncollectible. In addition, currency fluctuations relating to the financial crisis could negatively affect our international customers’ ability or desire to purchase our products.

Challenging economic conditions have from time to time contributed, and are currently contributing, to slowdowns in the telecommunications industry in which we operate. This slowdown may result in:

•	reduced demand for our products as a result of constraints on capital spending by our customers, particularly service providers;

•

increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customer’s utilization of inventoried or underutilized products, which could put additional pressure on our near term gross profits;

•	risk of excess or obsolete inventories;

•	excess manufacturing capacity and higher associated overhead costs as a percentage of revenue; and

•	more limited ability to accurately forecast our business and future financial performance.

The lack of liquidity and economic slowdown may adversely affect our suppliers or the terms on which we purchase products from these suppliers. It may also cause some of our suppliers to become illiquid. Any of these impacts could limit our ability to obtain components for our products from these suppliers and could adversely impact our supply chain or the delivery schedule to our customers. This also could require us to purchase more expensive components, or re-design our DTN System, which could cause increases in the cost of our systems and delays in the manufacturing and delivery of our systems. Such events could harm our gross margins and harm our reputation and our customer relationships, either of which could harm our business and operating results.

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

Competition in the optical communications equipment market is intense, and we expect such competition to increase. A number of very large companies historically have dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Nokia-Siemens Networks, Nortel Networks,

Tellabs and ZTE Corporation. Competition in these markets is based on price, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our DTN System. In particular, if a competitor develops a photonic integrated circuit with similar functionality, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

We are dependent on Level 3 Communications for a significant portion of our revenue and the loss of, or a significant reduction in orders from, Level 3 Communications or one or more of our key customers would reduce our revenue and harm our operating results.

A relatively small number of customers account for a large percentage of our net revenue. In particular, for 2008, Level 3 Communications, or Level 3, accounted for approximately 25% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the foreseeable future. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, particularly from Level 3, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our business also would be harmed if Level 3 or any of our other key customers believed that a competitor offered a more compelling economic solution to their network requirements. Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to Level 3 and other large customers.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which would harm our operating results.

Substantial changes in the optical communications industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business or have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and government agencies. In addition, it has resulted in a substantial reduction in the number of our potential customers. For example, service providers, such as Level 3, have acquired a number of other communications service providers, including one of our other customers. This increased concentration among our customer base may also lead to increased negotiating power for our customers and may require us to decrease our average selling prices.

Further, many of our customers are large communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. Our customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. We have and may continue to be required to agree to unfavorable commercial terms with these customers, including reducing the average selling price of our DTN System in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.

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

The manufacturing process for certain components of our products, including our PIC, and for our DTN System is technically challenging. In the event that any of these manufacturing facilities was fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our DTN System. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.

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

Product performance problems, including undetected errors in our hardware or software, or deployment delays could harm our business and reputation.

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

From time to time, we encounter interruptions or delays in the activation of our DTN System at a customers’ site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our DTN System could be undermined, which could cause us to lose customers and fail to add new customers.

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

At December 27, 2008, we held $75.7 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At December 27, 2008, all of the ARS we held were AAA rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term from our ARS is limited and it could take until final maturity of the

ARS (up to 39 years) to realize our investments’ par value. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (“UBS”), one of our brokers, which provides us with certain rights (the “Put Rights”) to sell UBS $65.7 million (par value) of the ARS, which we purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). As such, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million related to the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and the Put Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

In addition, we recorded an unrealized loss of $2.6 million under Accumulated Other Comprehensive Income (Loss) in the accompanying consolidated balance sheets under Stockholders’ Equity as of December 27, 2008 related to the remaining $10.0 million of the Company’s ARS which are not subject to the UBS settlement and which we intend to hold until the par value can be recovered.

If the issuers of the adjustable rate securities are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may be required to record further impairment charges on these investments and may liquidate these investments for less than their face value. In addition, if UBS is unable to honor our Put Rights, the fair value of our Put Rights may be reduced to zero, thus adversely affecting our financial position and capital resources.

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

Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. For the year ended December 27, 2008, management became obligated to comply for the first time with Section 404 of the Sarbanes-Oxley Act of 2002 and has issued a report that assesses the effectiveness of our internal control over financial reporting. Also, for the year ended December 27, 2008, an attestation report concerning the effectiveness of our internal control over financial reporting has been issued for the first time by Ernst & Young, LLP, Independent Registered Public Accounting Firm.

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

In the past, we have identified several material weaknesses in our internal control over financial reporting. We have remediated these identified material weaknesses, but we cannot give any assurances that all material weaknesses have been identified or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The existence of one or more material weaknesses could preclude a conclusion by management that we maintained effective internal control over financial reporting. The existence or disclosure of any such material weakness could adversely affect our stock price.

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

We market, sell and service our DTN System globally. In 2008, 2007 and 2006, we derived approximately 21%, 19% and 14%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India and a group of hardware and software development engineers located in Beijing, China. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling the DTN System will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the impact of recessions in economies outside the United States;

•	tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our DTN System in certain foreign markets;

•	certification requirements;

•	greater difficulty documenting and testing our internal controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	effects of changes in currency exchange rates which could negatively affect our financial results and cash flows.

•	service provider and government spending patterns.

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

We are subject to export control laws that limit which products we sell and where and to whom we sell our DTN System. U.S. export control laws also limit our ability to conduct product development activities in certain countries. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our DTN System or could limit our customers’ ability to implement our DTN System in those countries. Changes in our DTN System or changes in export and import regulations may create delays in the introduction of our DTN System in international markets, prevent our customers with international operations from deploying our DTN System throughout their global systems or, in some cases, prevent the export or import of our DTN System to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our DTN System by, or in our decreased ability to export or sell our DTN System to, existing or potential customers with international operations. For example, we need to comply with Waste from Electrical and Electronic Equipment and Restriction of Hazardous Substances laws, which have been adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, decreased use of our DTN System or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and operating results.

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

The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Further, our common stock has limited prior trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or agreements by us or by our competitors;

•	the gain or loss of customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our future operating results or external guidance on those results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

Anti-takeover provisions in our charter documents and Delaware law could discourage delay or prevent a change in control of our company and may affect the trading price of our common stock.

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

In Sunnyvale, California, we lease approximately 170,000 square feet of office and manufacturing space pursuant to leases that expire between 2009 and 2013. We lease approximately 55,000 square feet of office and manufacturing space in Annapolis Junction, Maryland with leases that expire in 2012 and 2013. We also lease approximately 69,000 square feet in Allentown, Pennsylvania pursuant to leases that expire in 2010 and 2016. Internationally, we lease sales office space in China, Japan, and the United Kingdom that expire in 2009. We also have two leases in India for approximately 39,000 square feet used for research and development that expire in 2009 and 2011 as well as a lease in Beijing, China for approximately 13,000 square feet used for research and development that expires in 2011. We intend to add new facilities and to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market under the symbol “INFN” since it began trading on June 7, 2007. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market.

	High	Low
Fourth Quarter 2008	$10.39	$5.81
Third Quarter 2008	$11.88	$7.79
Second Quarter 2008	$16.11	$8.73
First Quarter 2008	$15.27	$8.28
Fourth Quarter 2007	$27.12	$13.82
Third Quarter 2007	$25.98	$16.52
Second Quarter 2007 (from June 7, 2007)	$30.00	$16.00

As of February 6, 2009, there were 259 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 19-month total return provided stockholders on Infinera Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 7, 2007, the first day of trading of our common stock and its relative performance is tracked through December 31, 2008. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 19-MONTH CUMULATIVE TOTAL RETURN*

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

We derived the statements of operations and cash flow data for the years ended December 27, 2008, December 29, 2007 and December 31, 2006 and the balance sheet data as of December 27, 2008 and December 29, 2007 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations and cash flow data for the years ended December 31, 2005 and December 31, 2004 and the balance sheet data as of December 31, 2006, December 31, 2005 and December 31, 2004 from our audited consolidated financial statements and related notes which are not included in this Annual Report. We have not declared or distributed any cash dividends. Additionally, our historical results are not necessarily indicative of the results that should be expected in the future.

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product	$306,808	$8,107	$5,258	$—	$599
Ratable product and related support and services	193,705	237,745	52,978	4,127	—
Services	18,699	—	—	—	—

Total revenue	519,212	245,852	58,236	4,127	599
Cost of revenue:
Cost of product	184,234	4,091	1,660	—	5,653
Cost of ratable product and related support and services	91,625	165,172	69,765	27,455	1,587
Cost of services	9,798	—	—	—	—

Total cost of revenue	285,657	169,263	71,425	27,455	7,240

Gross profit (loss)	233,555	76,589	(13,189)	(23,328)	(6,641)

Operating expenses:
Sales and marketing	43,262	32,721	20,682	11,053	8,294
Research and development	80,428	60,851	38,967	24,986	46,306
General and administrative	36,282	25,965	12,650	4,328	2,888
Amortization of intangible assets	150	148	56	—	—

Total operating expenses	160,122	119,685	72,355	40,367	57,488

Income (loss) from operations	73,433	(43,096)	(85,544)	(63,695)	(64,129)
Other income (expense), net	8,018	(11,978)	(4,319)	(2,256)	(2,351)

Income (Loss) before income taxes and cumulative effect of change in accounting principle	81,451	(55,074)	(89,863)	(65,951)	(66,480)
Provision for income taxes	2,723	268	72	12	—

Income (loss) before cumulative effect of change in accounting principle	78,728	(55,342)	(89,935)	(65,963)	(66,480)
Cumulative effect of change in accounting principle	—	—	—	(1,137)	—

Net income (loss)	$78,728	$(55,342)	$(89,935)	$(64,826)	$(66,480)

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands, except per share data)
Net income (loss) per common share
Basic	$0.85	$(1.09)	$(14.90)	$(14.08)	$(17.94)

Diluted	$0.81	$(1.09)	$(14.90)	$(14.08)	$(17.94)

Weighted average shares used in computing net income (loss) per common share
Basic	92,427	50,732	6,036	4,605	3,705

Diluted	97,088	50,732	6,036	4,605	3,705

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Balance Sheet Data:
Cash and cash equivalents	$166,770	$91,209	$28,884	$36,013	$5,031
Short and long-term investments	142,916	211,284	688	1,099	34,986
Short and long-term restricted cash	2,899	3,337	—	—	—

Total cash and cash equivalents, investments and restricted cash	$312,585	$305,830	$29,572	$37,112	$40,017

Working capital	$289,702	$237,590	$2,218	$29,579	$37,665
Total assets	507,067	529,188	230,466	100,912	69,514
Current and long-term debt	—	—	28,382	23,773	6,359
Convertible preferred stock	—	—	320,550	247,147	207,315
Common and additional paid-in-capital	699,799	663,962	7,920	3,529	2,979
Stockholders’ equity (deficit)	405,463	294,574	(306,321)	(220,710)	(156,471)

Cash Flow Data:
Cash provided by (used in) operating activities	$19,918	$23,058	$(67,775)	$(56,449)	$(62,222)
Cash provided by (used in) investing activities	44,205	(230,268)	(18,069)	29,451	9,283
Cash provided by financing activities	11,701	269,478	78,780	58,059	51,608

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services; statements related to future statements regarding capital expenditures; statements related to future economic conditions or performance; market growth; statements related to repayment of our adjustable rate securities; statements related to the timing of achieving vendor specific objective evidence; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our product and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% of our revenue from direct sales to customers for the years ended December 27, 2008 and December 29, 2007. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our revenue growth is directly impacted by underlying growth in invoiced shipments. Our near term year-over-year and quarter-over-quarter growth in invoiced shipments may be impacted by several factors including general economic and market conditions, the timing of large product deployments, acquisitions of new customers and new products and will likely be volatile.

In addition, the timing at which we recognize revenue is directly impacted by our ability to establish and maintain vendor specific objective evidence (“VSOE”) of fair value for our services offerings. The attainment of VSOE of fair value on software subscription services and for training and installation and deployment services in 2008 resulted in an increased portion of our 2008 shipments for the period being recognized as product and service revenue at the time of acceptance. This change resulted in a significant increase in the amount of revenue recognized from 2008 shipments and a significant reduction in additions to deferred revenue during the year and in the deferred revenue balance at the end of the year. This increase in the recognition of revenue from 2008 shipments, combined with the recognition of $166.7 million of deferred revenue from the prior years resulted in elevated revenues in 2008.

As outlined above, the attainment of VSOE of fair value on most of our services in 2008 allowed us to recognize the majority of our 2008 shipments as revenue at the time of acceptance and in addition to allocate that revenue to the appropriate revenue category in our consolidated statements of operations. This resulted in increased levels of product and services revenue offset by a reduction in ratable revenue. Ratable revenue in future periods is expected to include a small portion of revenues related to products sold in combination with software warranty services for which VSOE has not yet been established. However, we may continue to offer new and incremental services to our customers in the future and will need to establish VSOE of fair value for those services. This may result in shipments to those customers being recognized as ratable revenue until VSOE of fair value is achieved.

As of December 27, 2008, we had $8.7 million of deferred revenue and $3.2 million of deferred inventory costs on our balance sheet related to invoiced shipments of bundled products from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services. Now that VSOE of fair value has been established, we do not expect to continue to defer significant amounts of revenue and cost from invoiced shipments in future periods. We expect revenue and gross profits in 2009 and future periods to more closely approximate the revenue and gross margin generated on the underlying invoiced shipments for those periods. It remains difficult to predict future gross margins due to changes in product and customer mix and the timing of new customer deployments.

We will continue to make significant investments in the business, and management believes that operating expenses will average between 45% and 50% of revenue in the near-term.

Overview of Consolidated Financial Data

Revenue

We derive our revenue from sales of our products, support and services. Our revenue is comprised of three components: (1) product revenue, (2) ratable product and related support and services revenue, or ratable revenue and (3) services revenue. Product revenue primarily relates to bundled products that are sold only with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” Product revenue also includes products that are sold without services or a small amount of product sales where software is considered incidental and is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104.

Our DTN System is integrated with software that is more than incidental to the functionality of our equipment. We refer to the integration of our DTN System with our software and related support and services as a bundled product. We recognize the majority of our revenue pursuant to Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” or SOP 97-2. For arrangements with multiple elements which include product and services for which VSOE of fair value has been established, we allocate revenue to the undelivered element using the residual method based on VSOE of fair value for each of the undelivered elements. However, when these transactions also include undelivered services for which VSOE has not been established, product revenue is deferred and recognized ratably over the longest remaining service period.

Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold on a standalone basis or (3) revenue related to extended hardware warranty sales.

The following table illustrates our revenue for the years ended December 27, 2008, December 29, 2007 and December 31, 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Revenue:
Product	$306,808	$8,107	$5,258
Ratable product and related support and services	193,705	237,745	52,978
Services	18,699	—	—

Total revenue	$519,212	$245,852	$58,236

Product Revenue. Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately. As discussed above, following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008, product revenue increased significantly due to the inclusion of product revenue from sales of bundled products and services where software subscription or training and installation and deployment services was the only undelivered element. In 2007, product revenue consisted primarily of a small number of sales of our networking products to customers who did not require support services and sales of an end of life product line that did not require significant customization and with regard to which software was considered incidental.

Ratable Revenue. Substantially all of our product sales are sold in combination with support services, which consist of software warranty or software subscription services. In addition, we have sold training and installation and deployment services with a significant number of these bundled sales.

VSOE of fair value for support services, training and installation and deployment services is determined by reference to the price the customer is required to pay when these services are sold separately. Support services are comprised of software warranty and software subscription services. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. In order to establish VSOE for these services, we were required to establish a history of selling these services separately at a consistent price. Prior to December 29, 2007, we had not established VSOE of fair value for support services, training or installation and deployment services. As a result, prior to that date, when all other revenue recognition criteria had been met and the only undelivered element was support services, training or installation and deployment services, revenue was deferred and recognized ratably over the longest undelivered service period. The undelivered service period for these services ranged from one to five years and averaged 14 months in the fourth quarter of 2007. This resulted in the majority of our invoiced shipments in 2007 being deferred and recognized over an average period of 14 months. Revenue related to these arrangements is included in ratable product and related support and services revenue.

In the first quarter of 2008, we established VSOE for software subscription services. As a result, we are no longer required to ratably recognize product revenue for sales transactions where products were sold with software subscription. Product revenue from these transactions is recognized upon acceptance, and software subscription service revenue is deferred and recognized over the term of the arrangement which is generally 12 months. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. Revenue allocated to product sales is included in product revenue; revenue allocated to services is included in services revenue. However, when these transactions also included undelivered training or installation and deployment services prior to the second quarter of 2008, product revenue was deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services were complete. Upon completion of these services, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee was recognized as ratable product and related support and services revenue.

The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 resulted in a significant increase in the proportion of total revenue recognized from the underlying invoiced shipments. Product revenue increased due to our ability to recognize and allocate revenue related to bundled shipments where software subscription was the only undelivered element. In addition, the weighted average revenue deferral period for current period shipments of bundled products and services was reduced to approximately 90 days as compared to 14 months in the fourth quarter of 2007. This change resulted in a significant increase in the amount of ratable revenue recognized from invoiced shipments in the first quarter of 2008 and a significant reduction in additions to deferred revenue and in the deferred revenue balance for the period.

We established VSOE for our training and installation and deployment services in the second quarter of 2008. This allowed us to recognize most of our shipments as revenue at the time of acceptance and to allocate that revenue to the appropriate revenue category in our consolidated statements of operations. This resulted in increased levels of product and services revenue in the remainder of 2008 offset by a reduction in ratable revenue.

Ratable revenue in future periods is expected to decline and relate primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established.

Services Revenue. Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold on a standalone basis or (3) revenue related to extended hardware warranty and other non-bundled services. Following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, we have recognized revenue from delivered training and installation and deployment services and software subscription revenues as services revenue in our consolidated statements of operations.

Total Revenue. The attainment of VSOE of fair value on most of our services significantly increased total revenues for 2008. This increase resulted from an increase in the recognition of revenue from invoiced shipments in the current period, combined with the recognition of $189.7 million of deferred revenue from periods prior to the attainment of VSOE on most of our services. We expect revenue in 2009 and future periods to more closely approximate the underlying invoiced shipments for those periods.

Deferred Revenue. Prior to December 29, 2007, a portion of our invoiced shipments of bundled products and services were recognized as revenue in such quarter and the remainder was recorded as deferred revenue. Deferred revenue increased each quarter by the amount of invoiced shipments of bundled products and services in that quarter and decreased by the amount of ratable revenue recognized from invoiced shipments of bundled products and services. Following the attainment of VSOE of fair value on software subscription in the first quarter of 2008 and attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, an increased portion of our invoiced shipments are recognized as revenue in the same period in which they are invoiced. As a result, our ratable deferred revenue balance has continued to decline throughout 2008.

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

The following table illustrates the net increase (decrease) in deferred revenue for the specified periods:

	Year Ended December 27, 2008				Year Ended December 29, 2007
	Pre Mar. 29, 2008 Product / Ratable Revenue (1)	Post Mar. 29, 2008 Product / Ratable Revenue (2)	Services Revenue	Total	Total
	(In thousands)
Beginning balance	$174,437	$—	$—	$174,437	$110,953
Additions to deferred revenue	29,639	8,140	19,356	57,135	301,229
Amortization to revenue	(195,426)	(3,963)	(9,776)	(209,165)	(237,745)

Ending balance	$8,650	$4,177	$9,580	$22,407	$174,437

Net increase (decrease) in deferred revenue balance	$(165,787)	$4,177	$9,580	$(152,030)	$63,484

(1)	Represents changes in deferred revenue related to periods prior to the attainment of VSOE of fair value for most of our services.
(2)	Represents changes in deferred revenue related to periods after the attainment of VSOE of fair value for most of our services.

Cost of Revenue

Our cost of revenue is comprised of three components: cost of product revenue, cost of ratable revenue and cost of services revenue.

The following table illustrates our cost of revenue for the specified periods:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Cost of revenue:
Cost of product	$184,234	$4,091	$1,660
Cost of ratable product and related support and services	91,625	165,172	69,765
Cost of services	9,798	—	—

Total cost of revenue	$285,657	$169,263	$71,425

Cost of Product Revenue. Cost of product revenue consists of the costs of manufacturing network components, such as personnel costs, stock-based compensation, raw materials, overhead and period costs related to those sales recognized as product revenue in the period. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, lower of cost or market adjustment, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated.

Cost of Ratable Revenue. Cost of ratable revenue consists primarily of the costs of manufacturing our network equipment, including personnel costs, stock-based compensation, raw materials, overhead and period costs related to those sales recognized as ratable revenue as described above. Period costs associated with ratable revenue are recognized in the period in which they are incurred or can be reasonably estimated. All other costs of ratable revenue are initially recorded as deferred inventory costs and are subsequently recognized in the same period as the corresponding revenue.

Cost of Services Revenue. Cost of service revenue consists primarily of the costs of providing our service offerings, including personnel costs, stock-based compensation and costs associated with third party service providers.

Total Cost of Revenue. Total cost of revenue consists primarily of the costs of manufacturing network components, such as personnel costs, raw materials, overhead and period costs and the costs of providing our service offerings to customers. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, lower of cost or market adjustment, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated. Included in cost of revenue for 2008, 2007 and 2006 are inventory write-downs for excess and obsolete inventory of $5.7 million, $5.0 million and $1.7 million, respectively. We may experience some increase in inventory write downs in future periods as we complete a number of major product transitions. In addition, we expect the cost of some of our products to increase in future periods due to changes in yields and production volumes for those products.

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

Deferred Inventory Cost. Deferred inventory cost increases by the cost of invoiced shipments of bundled products and services in a period and decreases as cost of ratable revenue is amortized in that period.

The following table illustrates the net increase (decrease) in our deferred inventory cost for the specified periods:

	Year Ended December 27, 2008			Year Ended December 29, 2007
	Pre Mar. 29, 2008 Product / Ratable Cost (1)	Post Mar. 29, 2008 Product / Ratable Cost (2)	Total	Total
	(In thousands)
Beginning balance	$81,622	$—	$81,622	$67,253
Additions to deferred inventory cost	11,162	1,202	12,364	144,374
Amortization to cost of revenue	(89,563)	(186)	(89,749)	(130,005)

Ending balance	$3,221	$1,016	$4,237	$81,622

Net increase (decrease) in deferred inventory cost balance	$(78,401)	$1,016	$(77,385)	$14,369

(1)	Represents changes in deferred inventory cost related to periods prior to the attainment of VSOE of fair value for most of our services.
(2)	Represents changes in deferred inventory cost related to periods after the attainment of VSOE of fair value for most of our services.

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

To satisfy our customers’ requirement of transmitting optical signals, our customers must purchase a combination of common equipment and some limited number of Digital Line Modules (“DLMs”), Tributary Adapter Modules (“TAMs”), and Tributary Optical Modules (“TOMs”). If a customer wishes to add capacity to our DTN System after their initial deployment to satisfy their additional demands, they may purchase additional DLMs, TAMs and TOMs. When a customer wishes to expand the reach of the DTN System or deploy another DTN System on a route, they may purchase a combination of additional common equipment and additional DLMs, TAMs and TOMs. Pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our DLMs, TAMs or TOMs are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin. Due to the large impact of changes in product and customer mix and the timing of new customer deployments on expected margin levels, it remains difficult to predict future gross margins and quarter-over-quarter margin levels could be volatile.

The following table illustrates our gross margin for the specified periods:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except gross margin)
Revenue	$519,212	$245,852	$58,236
Cost of revenue	285,657	169,263	71,425

Gross profit (loss)	$233,555	$76,589	$(13,189)

Gross margin	45%	31%	-23%

The improved gross margin for 2008 compared to 2007 reflects the impact of the recognition of $87.4 million of deferred gross profit related to invoiced shipments in periods prior to the attainment of VSOE of fair value for our services. In addition, we recognized increased levels of revenue and gross profit from 2008 invoiced shipments. This increase in the recognition of current year revenue and gross profit in 2008 was due to the attainment of VSOE of fair value for software subscription services and for our training and installation and deployment services. Gross margins on the underlying 2008 invoiced shipments also improved reflecting better customer and product mix and continued reductions in component pricing during the year. In addition, we recorded a favorable change in estimate related to our warranty reserve of $3.4 million in 2008 compared to an unfavorable impact in 2007 of $1.9 million. This positive change in estimate reflects continued improvements to product quality and lower expected return rates. In addition, we experienced reduced costs of replacements due to increased use of lower cost repaired units and overall cost reductions in the repair process.

The prices paid for our DTN System vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from period-to-period depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases a significant proportion of the DTN Systems sold within a given period, our gross margin for such period and for future periods in which that revenue is ratably recognized would be lower. In addition, substituting or adding a new customer with a higher requirement for common equipment could result in increased inventory write-downs in a given period or lower gross margins in that period.

As of December 27, 2008, deferred revenue related to bundled product sales from periods prior to the second quarter of 2008 and the attainment of VSOE of fair value for most of our services was $8.7 million, and deferred inventory cost was $3.2 million. We do not expect to continue to defer significant amounts of margin from new invoiced shipments in the future. We expect gross margins in 2009 and future periods to more closely approximate the margin generated on the underlying invoiced shipments for those periods.

Operating expenses consist of sales and marketing, research and development and general and administrative expenses, and are recognized as incurred. Personnel-related costs are the most significant component of each of these expense categories. We expect personnel costs to continue to increase as we hire new employees to support our anticipated growth. We expect that each of the categories of operating expenses discussed below will increase in absolute dollars and as a percentage of total revenue in 2009, but will decline as a percentage of total revenue in the long-term.

Research and development expenses are the largest component of our operating expenses and primarily include salary and related benefit costs, including stock-based compensation expense, and facilities costs and other related expenses. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts both in the United States and internationally because we believe that they are essential to maintaining our competitive position. We therefore expect research and development expenses to increase in absolute dollars and as a percentage of revenue in the near-term.

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

Other Income (expense), net

During 2008, other income (expense), net includes interest income on our cash and short and long-term investment balances, gains on sale of assets, losses or gains on investments, gross unrealized losses on our adjustable rate securities (“ARS”) investment holdings offset by the gain on the associated Put Rights, and losses or gains on conversion of foreign currency transactions. During 2007, other income (expense), net, also included an adjustment to record our convertible preferred stock warrants at fair value as required by Staff Position 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” or FSP 150-5 and interest expense. If interest rates continue to fluctuate due to current global market conditions, we will experience volatility in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Provision for income taxes

The effective tax rate of 3.3% for the year ended December 27, 2008 differs from the statutory rate of 35% primarily due to the tax benefits arising from the release of certain valuation allowances on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges under SFAS 123(R), federal alternative minimum tax and state income taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, valuation of financial instruments, accrued warranty, cash, cash equivalents and short and long-term investments, inventory valuation, stock-based compensation, accounting for income taxes and allowances for doubtful accounts. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

Substantially all of our product sales are sold in combination with support services comprised of either software warranty or software subscription services. In addition, we periodically sell training and installation and deployment services with our product sales. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessments, equipment installation and testing.

Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess the ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is our practice to identify an end-user prior to shipment to a reseller. We do not offer rights of return or price protection to our resellers.

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

Stock-Based Compensation

Under Statement of Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”), we estimated the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years after the vesting commencement date.

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

Our inventory reserve for excess and obsolete inventory at December 27, 2008 and December 29, 2007 were $6.3 million and $5.0 million, respectively. Our inventory reserve for lower of cost or market adjustment at December 27, 2008 and December 29, 2007 were $5.0 million and $3.0 million, respectively.

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

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At December 27, 2008, we recorded a provision for doubtful accounts of $1.7 million associated with accounts receivable deemed uncollectible relating to one customer. At December 29, 2007, management did not reserve any of our accounts receivable as they were deemed fully collectible.

Accrued Warranty

We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products or the related components that may be returned under warranty. Our hardware warranty periods range from 1 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the application of those historical returns rates to our in-warranty installed base. We periodically assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Cash, Cash Equivalents and Short-term and Long-term Investments

We consider all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

We consider all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. We classify debt instruments with remaining maturities greater than one year as long-term investments. At December 27, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, ARS and Put Rights.

Available-for sale investments are stated at fair market value with unrealized gains and losses reported in Accumulated Other Comprehensive Income (Loss) as a separate component in the accompanying consolidated balance sheets under Stockholders’ Equity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method. Trading securities investments are stated at fair value with unrealized gains and losses reported in earnings, in accordance with SFAS 115. We have reclassified certain of our ARS investment holdings from available-for-sale to trading securities in 2008. See Note 3 to the Consolidated Financial Statements for further information regarding investments and fair value measurements.

In accordance with SFAS No. 115, it is our policy to review our available-for-sale marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than the amortized cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a sufficient period of time to allow for recovery in the market value of such security. If we believe that an other-than-temporary decline exists in one of our marketable debt securities, our policy is to write down these debt investments to the market value and record the related write-down as an investment loss on our consolidated statements of operations. No other-than-temporary impairment charges related to available-for-sale investments were recorded in 2008, 2007 or 2006.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 27, 2008 and December 29, 2007, certain of our deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for 2008, 2007 and 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except %)
Statements of Operations Data:
Total revenue
Total revenue by type	$519,212	$245,852	$58,236
Product	306,808	8,107	5,258
Ratable product and related support and services	193,705	237,745	52,978
Services	18,699	—	—
% Revenue by type
Product	59%	3%	9%
Ratable product and related support and services	37%	97%	91%
Services	4%	0%	0%
Total revenue by geography
Domestic	$412,563	$199,893	$49,901
International	106,649	45,959	8,335
% Revenue by geography
Domestic	79%	81%	86%
International	21%	19%	14%
Total revenue by sales channel
Direct	$502,763	$239,146	$57,304
Indirect	16,449	6,706	932
% Revenue by sales channel
Direct	97%	97%	98%
Indirect	3%	3%	2%

2008 Compared to 2007. Total revenue increased from $245.9 million in 2007 to $519.2 million in 2008. This increase primarily reflected an increase in the upfront recognition of revenue from current period invoiced shipments due to the attainment of VSOE on software subscription services and training and installation and deployment services in 2008, combined with the recognition of $166.7 million of deferred revenue from prior periods. In addition, there was an increase in underlying product sales for the period due to increased purchases of our DTN System by existing customers and the addition of new domestic and international customers. Our customer base increased from 41 customers at the end of 2007 to 56 at the end of 2008. In addition, international revenue increased from 19% in 2007 to 21% in 2008 as we experienced increased levels of invoiced shipments to international customers during 2008. We expect this trend to continue as we increase our sales activities in Europe and Asia.

Total product revenue increased from $8.1 million in 2007 to $306.8 million in 2008 primarily due to the attainment of VSOE on software subscription services and training and installation and deployment services in 2008. This resulted in the recognition of increased levels of product revenue during the year.

Total ratable revenue decreased from $237.7 million in 2007 to $193.7 million 2008. This reflects an increase in the upfront recognition of product revenue following the attainment of VSOE on software subscription services and training and installation and deployment services in 2008. Of the $193.7 million of ratable revenue recognized in 2008, $189.7 million related to deferred revenue from the periods prior to the attainment of VSOE of fair value for most of our services and $4.0 million related to new ratable revenue generated in the current period. Ratable revenue in future periods is expected to decline and relate primarily to a small portion of our shipments where products are sold in combination with extended software warranty and other services for which VSOE has not yet been established.

Total services revenue was $18.7 million in 2008, reflecting the attainment of VSOE of fair value for most of our services during the year resulting in revenue for these services being recorded separately.

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

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit (loss) and gross margin for 2008, 2007 and 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except gross margin)
Total revenue	$519,212	$245,852	$58,236
Total cost of revenue:
Cost of product	$184,234	$4,091	$1,660
Cost of ratable product and related support and services	91,625	165,172	69,765
Cost of services	9,798	—	—

Gross profit (loss)	$233,555	$76,589	$(13,189)

Gross margin	45%	31%	-23%

2008 Compared to 2007. The improved gross margin for 2008 compared to 2007 reflects the impact of the recognition of $87.4 million of deferred gross profit related to invoiced shipments in periods prior to the attainment of VSOE of fair value for our services. In addition, we recognized increased levels of revenue and gross profit from 2008 invoiced shipments. This increase in the recognition of current year revenue and gross profit in 2008 was due to the attainment of VSOE of fair value for software subscription services and for our training and installation and deployment services. Gross margins on the underlying 2008 invoiced shipments also improved reflecting better customer and product mix and continued reductions in component pricing during the year. In addition, we recorded a favorable change in estimate related to our warranty reserve of $3.4 million in 2008 compared to an unfavorable impact in 2007 of $1.9 million. This positive change in estimate reflects continued improvements to product quality and lower expected return rates combined with reduced costs of replacements due to increased use of repaired units and cost reductions in the repair process.

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

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for 2008, 2007 and 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except %)
Research and development expenses (1)	$80,428	$60,851	$38,967
Percent of total revenue	15%	25%	67%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

2008 Compared to 2007. Research and Development expenses increased from 2007 to 2008 due primarily to increased headcount and personnel-related costs of $12.9 million, including $9.1 million of cash compensation, $2.8 million of stock-based compensation and $1.0 million of incremental facilities and infrastructure costs. In addition, there was $10.5 million of increased prototype and new product related spending. There was a reduction of $3.8 million of expenses in 2008 compared to 2007 related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure.

2007 Compared to 2006. Research and Development expenses increased from 2006 to 2007 due primarily to increased headcount and personnel-related costs of $16.8 million, including $11.2 million of cash compensation, $3.8 million of stock-based compensation and $1.8 million of incremental facilities and infrastructure costs. In addition, in 2007 we incurred $6.8 million of increased prototype and new product related spending and $4.2 million of incremental expenses related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure. These increases were partially offset by a reduction of $4.5 million in 2007 related to the write-off of in-process research and development expenses related to an asset acquisition recorded in the third quarter of 2006 and a reduction of $1.3 million of expense in 2007 from funding for research and development efforts related to a government contract.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the 2008, 2007 and 2006:

	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except %)
Sales and marketing expenses (1)	$43,262	$32,721	$20,682
Percent of total revenue	8%	13%	36%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

2008 Compared to 2007. Sales and Marketing expenses increased from 2007 to 2008 due primarily to an increase in headcount and personnel-related expenses of $8.1 million, including salaries and commissions of $2.6 million, stock-based compensation expense of $2.6 million and facilities, infrastructure and other personnel-related costs of $2.9 million. Additionally, we incurred $2.4 million of incremental expenses in 2008 related to demonstration units for use in customer and trade show demonstrations.

2007 Compared to 2006. Sales and Marketing expenses increased from 2006 to 2007 due primarily to an increase in headcount and personnel-related expenses of $9.4 million, including salaries and commissions of $6.8 million, stock-based compensation expense of $1.7 million and facilities and infrastructure costs of $0.9 million. In addition, we incurred $2.6 million of incremental expenses in 2007 related to demonstration units for use in customer and trade show demonstrations.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for 2008, 2007 and 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except %)
General and administrative expenses (1)	$36,282	$25,965	$12,650
Percent of total revenue	7%	11%	22%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

2008 Compared to 2007. General and administrative expenses increased from 2007 to 2008 due primarily to increased personnel-related costs of $6.4 million, including $1.5 million of cash compensation, $4.2 million in stock-based compensation expense and $0.7 million of facilities and infrastructure costs. We also had increased bad debt expense of $1.7 million in 2008 associated with accounts receivable deemed uncollectible relating to one customer. In addition, external expenses related to legal, audit, tax and information technology related activities associated with continued growth increased by $2.2 million compared to 2007.

2007 Compared to 2006. General and administrative expenses increased from 2006 to 2007 due primarily to increased personnel-related costs of $10.3 million, including $6.9 million of cash compensation, $3.0 million in stock-based compensation expense and $0.4 million of facilities and infrastructure costs. In addition, external expenses related to legal, audit, tax and information technology related activities associated with our public offerings and continued growth increased by $2.7 million compared to 2006.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for 2008, 2007 and 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Interest income	$8,549	$6,522	$2,100
Interest expense	(3)	(2,251)	(4,852)
Other gain (loss), net	(528)	(16,249)	(1,567)

Total other income (expense), net	$8,018	$(11,978)	$(4,319)

2008 Compared to 2007. Interest income increased from 2007 to 2008 due to higher invested balances resulting from the funds raised in our IPO and secondary offerings being invested for a full year for 2008 offset by the impact of declining interest rates due to global market conditions. The decrease in interest expense from 2007 to 2008 was due to the repayment of our outstanding debt following our IPO.

Other loss for 2008 included $1.1 million gain on asset sales, a gross unrealized loss of $16.8 million related to our ARS trading securities offset by a gain of $15.9 million related to the associated Put Rights. Additionally, other loss reflected $0.6 million loss from foreign exchange and $0.1 million net loss from sale of investments. Other loss in 2007 included a $19.8 million charge related to the revaluation of preferred stock warrant liabilities to fair market value in 2007, offset by a $2.7 million gain on asset sales and a $0.3 million gain from foreign currency exchange re-measurement.

2007 Compared to 2006. Interest income increased from 2006 to 2007 due to higher invested balances resulting from the funds raised in our IPO and secondary offerings. The decrease in interest expense from 2006 to 2007 was due to the repayment of our outstanding debt following our IPO. The other loss amount increased from 2006 to 2007 primarily due to the inclusion of $19.8 million charge related to the revaluation of preferred stock warrant liabilities at fair market value in 2007 compared to $2.1 million in 2006. The charges to other loss in 2007 were offset by a $2.7 million gain on asset sales, and a $0.3 million gain from foreign currency exchange re-measurement.

Provision for Income Taxes

The effective tax rate of 3.3% for the year ended December 27, 2008 differs from the statutory rate of 35% primarily due to the tax benefits arising from the release of certain valuation allowances on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges under SFAS 123(R), federal alternative minimum tax and state income taxes. The effective tax rates for the years ended December 29, 2007 and December 31, 2006 reflect unbenefited U.S. losses, non-deductible warrant interest expense and foreign taxes provided on foreign subsidiary earnings.

As of December 27, 2008, we recorded a full valuation allowance against our net deferred tax assets based upon our cumulative loss incurred since inception. Realization of deferred tax assets is dependent upon future taxable earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. As of December 27, 2008, we had net operating loss carryforwards available to offset future taxable income for federal income tax purposes of approximately $207.9 million, which expire beginning in 2021 if not utilized. As of December 27, 2008, we also have state net operating loss carryforwards of approximately $197.2 million, which expire beginning in 2013, if not utilized. The amount of net operating loss carryforwards noted above and related to excess stock option deductions is approximately $24.3 million. When the excess stock option deductions are used to offset future taxable income, these estimated tax benefits of approximately $9.7 million will result in a credit to stockholders’ equity. Additionally, we have federal and California research and development tax credits available to reduce future income tax expense of approximately $13.1 million and $8.7 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

Utilization of these net operating losses and tax credit carryforwards will be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure. Since 2007, we have analyzed potential changes in ownership and determined that changes in ownership have occurred that would limit tax attribute carryforwards. However, based on the work performed, we believe the limitations are not significant enough to impact future utilization of tax attributes.

In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our income forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the existing valuation allowance.

Liquidity and Capital Resources

	December 27, 2008	December 29, 2007
	(In thousands)
Working capital	$289,702	$237,590

Cash and cash equivalents	$166,770	$91,209
Short and long-term investments	142,916	211,284
Short and long-term restricted cash	2,899	3,337

Total cash and cash equivalents, investments and restricted cash	$312,585	$305,830

	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Cash provided by (used in) operating activities	$19,918	$23,058	$(67,775)
Cash provided by (used in) investing activities	$44,205	$(230,268)	$(18,069)
Cash provided by financing activities	$11,701	$269,478	$78,780

At December 27, 2008, we had $166.8 million in cash and cash equivalents, $142.9 million in short and long-term investments and $2.9 million in short and long-term restricted cash. In comparison, at December 29, 2007, we had $91.2 million in cash and cash equivalents, $211.3 million in short and long-term investments and $3.3 million in restricted cash. Cash, cash equivalents, short and long-term investments and short and long-term restricted cash consist of highly liquid investments in money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, ARS and Put Rights. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

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

Operating Activities

We generated positive cash flows from operations of $19.9 million in 2008. We generated net income for the period of $78.7 million, however, it reflected reductions in deferred revenue of $152.0 million offset by reductions in deferred inventory costs of $76.5 million. We had total non-cash charges of $37.7 million consisting primarily of stock-based compensation expense of $23.8 million, depreciation and amortization expenses of $13.0 million, provision for doubtful accounts of $1.7 million and $0.9 million loss reflecting the net impact of the gross unrealized loss of $16.8 million related to our ARS trading securities offset by a $15.9 million unrealized gain on the associated Put Rights. These charges were primarily offset by a gain on disposal of fixed assets of $1.1 million and investment discount accretion of $0.9 million. Accounts receivable increased by $31.8 million primarily due to delays in customer payments and a number of customers deciding not to take early pay discounts in the period. This was offset by an increase in accounts payable of $16.8 million reflecting longer payment terms received from key suppliers at the end of the year. Accrued liabilities and other expenses increased by $3.4 million due to the timing of payments made during the period.

We generated positive cash flows from operations of $23.1 million in 2007. We generated a net loss for the period of $55.3 million, and we had non-cash charges of $36.5 million consisting primarily of warrant revaluation expense of $19.8 million, depreciation and amortization of $9.8 million and stock-based compensation expense of $9.7 million. In addition, the net loss reflects an increase in deferred revenue of $63.5 million and in deferred inventory costs of $14.7 million. We experienced improved collections in the period offset by reductions in accounts payable terms. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally.

We experienced negative cash flows from operating activities of $67.8 million in 2006. We generated a net loss for the period of $89.9 million, and we had non-cash charges of $15.7 million consisting primarily of $7.5 million of depreciation and amortization, $4.5 million in-process research and development related to our acquisition of certain assets of Little Optics, Inc., $2.4 million related to revaluation of convertible preferred stock and common stock warrant liabilities and $1.1 million of stock-based compensation expense related to employees. The net loss also reflects an increase in deferred revenue of $87.8 million and in deferred inventory costs of $50.6 million.

Investing Activities

Net cash provided by investing activities was $44.2 million in 2008, primarily consisting of net proceeds from the purchase, maturity and sale of investments in the period of $66.0 million, reflecting the transfer of funds from corporate bonds, agency notes and commercial paper to money market funds during the period. This was offset by additions to property, plant and equipment for the period of $22.9 million.

Cash used in investing activities was $230.3 million in 2007 primarily consisting of $299.2 million of purchases of investments and restricted cash, reflecting the investment of cash raised from our IPO and follow-on offering in June 2007 and November 2007, respectively. Additions to property, plant and equipment amounted to $20.2 million. These investing activities were offset by $85.8 million of proceeds from maturities and sales of investments and $3.3 million of proceeds from the disposal of assets.

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

Financing Activities

Net proceeds from financing activities in 2008 were $11.7 million due to $11.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, or ESPP and other equity plans and $0.2 million related to excess tax benefit from stock option transactions.

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

Adjustable Rate Securities

At December 27, 2008, we held $75.7 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At December 27, 2008, all of the ARS we held were AAA rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term from our ARS is limited and it could take until final maturity of the ARS (up to 39 years) to realize our investments’ par value. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (“UBS”), one of our brokers, which provides us with certain rights (the “Put Rights”) to sell UBS $65.7 million (par value) of the ARS, which we purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). As such, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million related to the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and the Put Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

As of December 27, 2008, the remainder of our ARS of approximately $10 million at par value, had a temporary valuation adjustment of approximately $2.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in Accumulated Other Comprehensive Income (Loss) in the accompanying consolidated balance sheets under Stockholders’ Equity as of December 27, 2008.

These failed auctions result in a lack of liquidity in the ARS but do not affect the underlying collateral of the securities. We believe that given their high credit quality, we will ultimately recover at par all amounts invested in these securities. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored.

Liquidity

In the next twelve months, capital expenditures are expected to be in the range of approximately $25 million to $30 million, primarily for product development and manufacturing expansion and upgrades. We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of December 27, 2008:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations (1)	$17,325	$17,325	$—	$—	$—
Operating leases	16,412	4,476	7,183	3,069	1,684

Total contractual obligations (2)	$33,737	$21,801	$7,183	$3,069	$1,684

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	FIN 48 tax liabilities of $0.5 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $2.9 million of standby letters of credit outstanding as of December 27, 2008. These consisted of $1.1 million related to property leases, $1.4 million related to a value added tax license and duty and $0.4 million related to customer proposal guarantee. We had $2.7 million of standby letters of credit outstanding as of December 29, 2007. These consisted of $0.8 million related to property leases, $1.2 million related to a value added tax license and duty, $0.3 million related to customs clearing and $0.4 million related to a customer proposal guarantee.

Off-Balance Sheet Arrangements

As of December 27, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 17 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur some immaterial operating costs in other currencies. In addition, certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, Chinese Yuan, British pound and the Euro.

The effect of an immediate 10% adverse change in exchange rates on foreign denominated accounts receivable balances as of December 27, 2008 and December 29, 2007 would result in a loss of approximately $0.9 million and $0.3 million, respectively. The annualized effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions for the fourth quarter of 2008 would result in a loss of approximately $2.1 million. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $312.6 million and $305.8 million at December 27, 2008 and December 29, 2007, respectively. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, ARS and associated Put Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2008 and 2007, our interest income would have declined approximately $0.8 million and $0.7 million, respectively, assuming consistent investment levels.

At December 27, 2008 and December 29, 2007, we had no debt outstanding.

Adjustable Rate Securities and Put Rights

At December 27, 2008, we held $75.7 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At December 27, 2008, all of the ARS we held were AAA rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term from the ARS is limited and it could take until final maturity of the ARS (up to 39 years) to realize the investments’ par value. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with Put Rights to sell UBS $65.7 million (par value) of the ARS, which we purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010.

By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS. UBS has agreed to pay us the par value of our ARS within one day of settlement of any Call Right transaction. We elected to adopt SFAS 159 on the Put Rights and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million on the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The put option and the adjustable rate securities will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed. The fair value of our investment in these securities could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. See Note 3 to the Consolidated Financial Statements for further information regarding investments and fair value measurements.

In addition, we recorded an unrealized loss of $2.6 million under Accumulated Other Comprehensive Income (Loss) in the accompanying consolidated balance sheets under Stockholders’ Equity as of December 27, 2008 related to the remaining $10.0 million of our ARS which are not subject to the UBS settlement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders, Infinera Corporation

We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 12, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders, Infinera Corporation

We have audited Infinera Corporation’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 27, 2008 of Infinera Corporation and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 12, 2009

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 27, 2008	December 29, 2007
ASSETS

Current assets:
Cash and cash equivalents	$166,770	$91,209
Short-term investments	68,232	181,168
Short-term restricted cash	720	743
Accounts receivable, net of allowance for doubtful accounts of $1,700 in 2008 and $0 in 2007	69,354	39,216
Other receivables	1,085	1,127
Inventory	58,986	58,579
Deferred inventory costs	1,744	78,362
Prepaid expenses and other current assets	6,311	3,941

Total current assets	373,202	454,345
Property, plant and equipment, net	46,820	36,973
Intangible assets, net	1,276	1,541
Deferred inventory costs, non-current	2,493	3,260
Long-term investments	74,684	30,116
Long-term restricted cash	2,179	2,594
Other non-current assets	6,413	359

Total assets	$507,067	$529,188

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,048	$17,504
Accrued expenses	16,092	9,497
Accrued compensation and related benefits	13,472	17,749
Accrued warranty	5,205	4,974
Deferred revenue	14,683	167,031

Total current liabilities	83,500	216,755
Accrued warranty, non-current	4,735	5,018
Deferred revenue, non-current	7,724	7,406
Other long-term liabilities	5,645	5,435
Commitments and contingencies (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except par values)

	December 27, 2008	December 29, 2007
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2008 and 2007 Issued and outstanding shares—94,163 in 2008 and 91,580 in 2007	94	92
Additional paid-in capital	699,705	663,870
Accumulated other comprehensive income (loss)	(3,598)	78
Accumulated deficit	(290,738)	(369,466)

Total stockholders’ equity	405,463	294,574

Total liabilities and stockholders’ equity	$507,067	$529,188

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
Revenue:
Product	$306,808	$8,107	$5,258
Ratable product and related support and services	193,705	237,745	52,978
Services	18,699	—	—

Total revenue	519,212	245,852	58,236
Cost of revenue:
Cost of product	184,234	4,091	1,660
Cost of ratable product and related support and services	91,625	165,172	69,765
Cost of service	9,798	—	—

Total cost of revenue	285,657	169,263	71,425

Gross profit (loss)	233,555	76,589	(13,189)

Operating expenses:
Sales and marketing	43,262	32,721	20,682
Research and development	80,428	60,851	38,967
General and administrative	36,282	25,965	12,650
Amortization of intangible assets	150	148	56

Total operating expenses	160,122	119,685	72,355

Income (loss) from operations	73,433	(43,096)	(85,544)
Other income (expense), net:
Interest income	8,549	6,522	2,100
Interest expense	(3)	(2,251)	(4,852)
Other gain (loss), net	(528)	(16,249)	(1,567)

Total other income (expense), net	8,018	(11,978)	(4,319)

Income (loss) before income taxes	81,451	(55,074)	(89,863)
Provision for income taxes	2,723	268	72

Net income (loss)	$78,728	$(55,342)	$(89,935)

Net income (loss) per common share:
Basic	$0.85	$(1.09)	$(14.90)

Diluted	$0.81	$(1.09)	$(14.90)

Weighted average shares used in computing net income (loss) per common share:
Basic	92,427	50,732	6,036

Diluted	97,088	50,732	6,036

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2006, December 29, 2007 and December 27, 2008

(In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	44,675	$247,147	6,000	$6	$3,523	$(86)	$(224,153)	$(220,710)
Stock options exercised	—	—	3,066	3	4,374	—	—	4,377
Stock options repurchased	—	—	(12)	—	(7)	—	—	(7)
Issuance of Series G preferred stock at $5.40 and $7.36 per share, net of issuance costs of $3,089	14,131	73,403	—	—	—	—	—	—
Proceeds from non-recourse notes	—	—	—	—	261	—	—	261
Stock options issued to non-employees	—	—	—	—	22	—	—	22
Reclassification of options exercised but not vested	—	—	—	—	(1,335)	—	—	(1,335)
Stock-based compensation charge related to employees	—	—	—	—	876	—	—	876
Compensation charge related to non-recourse notes	—	—	—	—	197	—	—	197
Comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(89,935)	(89,935)

Total comprehensive loss								(90,002)

Balance at December 31, 2006	58,806	$320,550	9,054	$9	$7,911	$(153)	$(314,088)	$(306,321)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2006, December 29, 2007 and December 27, 2008—(Continued)

(In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006 (brought forward)	58,806	$320,550	9,054	$9	$7,911	$(153)	$(314,088)	$(306,321)
Convertible preferred stock converted to common at IPO	(58,806)	(320,550)	59,428	59	320,491	—	—	320,550
Proceeds from IPO, net of issuance costs	—	—	16,100	16	190,062	—	—	190,078
Proceeds from follow-on offering, net of issuance costs	—	—	5,000	5	104,011	—	—	104,016
Stock options exercised	—	—	1,602	2	3,533	—	—	3,535
Stock options repurchased	—	—	(29)	—	(59)	—	—	(59)
Stock options issued to non-employees	—	—	—	—	288	—	—	288
Reclassification of options exercised but not vested	—	—	—	—	(151)	—	—	(151)
Reclassification of warrant liability upon IPO	—	—	—	—	25,170	—	—	25,170
Warrants exercised	—	—	425	1	44	—	—	45
Stock-based compensation	—	—	—	—	10,184	—	—	10,184
Stock-based compensation expense related to non-recourse notes	—	—	—	—	2,386	—	—	2,386
FIN 48 adoption	—	—	—	—	—	—	(36)	(36)
Comprehensive loss:
Unrealized gain on available-for-sale investments	—	—	—	—	—	23	—	23
Foreign currency translation adjustment	—	—	—	—	—	208	—	208
Net loss	—	—	—	—	—	—	(55,342)	(55,342)

Total comprehensive loss								(55,111)

Balance at December 29, 2007	—	$—	91,580	$92	$663,870	$78	$(369,466)	$294,574

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2006, December 29, 2007 and December 27, 2008—(Continued)

(In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 29, 2007 (brought forward)	—	$—	91,580	$92	$663,870	$78	$(369,466)	$294,574
Stock options exercised	—	—	2,372	2	11,478	—	—	11,480
Stock options repurchased	—	—	(20)	—	(29)	—	—	(29)
Reclassification of options exercised but not vested	—	—	—	—	1,234	—	—	1,234
Warrants, net exercised	—	—	231	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,559	—	—	22,559
Tax benefit from stock option transactions	—	—	—	—	593	—	—	593
Comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(2,835)	—	(2,835)
Foreign currency translation adjustment	—	—	—	—	—	(841)	—	(841)
Net income	—	—	—	—	—	—	78,728	78,728

Total comprehensive income								75,052

Balance at December 27, 2008	—	$—	94,163	$94	$699,705	$(3,598)	$(290,738)	$405,463

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net income (loss)	$78,728	$(55,342)	$(89,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,975	9,824	7,458
Provision for doubtful accounts	1,700	—	—
Issuance of warrants	—	—	189
In-process research and development	—	—	4,474
Asset impairment charges	—	393	—
Amortization of debt discount	—	282	218
Accretion of investment discount	(893)	(572)	—
Stock-based compensation expense	23,819	9,656	992
Unrealized gain, Put Rights	(15,866)	—	—
Unrealized loss, trading securities	16,762	—	—
Excess tax benefit from stock option transactions	(248)	—	—
Tax benefit from stock option transactions	593	—	—
Revaluation of warrant liabilities	—	19,761	2,376
Gain on disposal of fixed assets	(1,107)	(2,776)	—
Other (gain) loss	7	(73)	—
Changes in assets and liabilities:
Accounts receivable	(31,796)	2,054	(38,738)
Inventory	(821)	2,515	(33,513)
Prepaid expenses and other current assets	(2,463)	(770)	(2,325)
Deferred inventory costs	76,538	(14,696)	(50,566)
Other non-current assets	(6,081)	706	(555)
Accounts payable	16,767	(24,220)	27,249
Accrued liabilities and other expenses	3,387	5,557	16,123
Deferred revenue	(152,030)	63,484	87,753
Accrued warranty	(53)	7,275	1,025

Net cash provided by (used in) operating activities	19,918	23,058	(67,775)
Cash Flows from Investing Activities:
Purchases of available-for-sale investments and restricted cash	(226,014)	(299,159)	(6,501)
Proceeds from sales of available-for-sale investments	108,190	57,200	—
Proceeds from maturities of available-for-sale investments	183,778	28,620	6,912
Proceeds from disposal of assets	1,192	3,286	1,450
Purchase of property and equipment	(22,941)	(20,215)	(15,255)
Acquisition of certain assets, net	—	—	(4,675)

Net cash provided by (used in) investing activities	44,205	(230,268)	(18,069)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
Cash Flows from Financing Activities:
Principal payments on loan obligations	—	(35,401)	(21,520)
Cash payments for debt issuance costs	—	—	(14)
Proceeds from loans	—	7,119	21,628
Proceeds from initial public offering, net of issuance costs	—	190,078	—
Proceeds from follow-on offering, net of issuance costs	—	104,016	—
Proceeds from issuance of common stock	11,482	3,535	4,377
Proceeds from issuance of preferred stock, net of issuance costs	—	—	74,055
Proceeds from exercise of warrants	—	45	—
Proceeds from repayment of non-recourse notes	—	145	261
Excess tax benefit from stock option transactions	248	—	—
Repurchase of common stock	(29)	(59)	(7)

Net cash provided by financing activities	11,701	269,478	78,780

Effect of exchange rate changes on cash	(263)	57	(65)
Net change in cash and cash equivalents	75,561	62,325	(7,129)
Cash and cash equivalents at beginning of period	91,209	28,884	36,013

Cash and cash equivalents at end of period	$166,770	$91,209	$28,884

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$2,497	$3,585
Cash paid for income taxes	$1,036	$121	$28
Supplemental schedules of non-cash investing and financing activities
Debt assumed in connection with acquisition of certain assets of Little Optics, Inc.	$—	$—	$4,500
Issuance of Series G convertible preferred stock warrants	$—	$—	$902

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera has developed a digital optical networking system (“DTN System”) and began commercial shipment of its DTN System in November 2004. Infinera’s DTN System is unique in its use of a breakthrough semiconductor technology: the photonic integrated circuit (“PIC”). Infinera’s DTN System and PIC technology are designed to provide optical networks with simpler and more flexible engineering and operations, faster time-to-service, and the ability to rapidly deliver differentiated services without reengineering their optical infrastructure.

Initial Public Offering

In June 2007, the Company completed its initial public offering (“IPO”) of common stock in which it sold and issued 16.1 million shares of its common stock, including 2.1 million shares sold pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $13.00 per share. The Company raised a total of $209.3 million in gross proceeds from its IPO, or $190.1 million in net proceeds after deducting underwriting discounts and commissions of $14.7 million and other offering costs of $4.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 59.4 million shares of common stock.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

Commencing in 2007, the Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2008 and 2007 were 52-week years that ended on December 27, 2008 and December 29, 2007, respectively. In previous years, the Company operated and reported financial results on a calendar year basis.

2. Significant Accounting Policies

Use of Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, valuation of financial instruments, accrued warranty, cash, cash equivalents and short and long-term investments, inventory valuation, stock-based compensation, accounting for income taxes and allowances for doubtful accounts. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

Substantially all of the Company’s product sales are sold in combination with support services comprised of either software warranty or software subscription services. In addition, the Company periodically sells training and installation and deployment services with its product sales. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessments, equipment installation and testing.

Product revenue consists of products that are sold without services or bundled products that are sold with services for which vendor specific objective evidence (“VSOE”) of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services is determined by reference to the price the customer will be required to pay when these services are sold separately.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end user prior to shipment to a reseller. The Company does not offer rights of return or price protection to its resellers.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue.

Stock-Based Compensation

Under Statement of Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”), the Company estimates the fair value of the stock options granted and rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years after the vesting commencement date. ESPP typically provides for consecutive six-month offering periods, except the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (“SAB 107”) due to increased liquidity of the underlying options in the post IPO era as compared to the Company’s historical grants. Expected volatility of the stock is based on the Company’s peer group in the industry in which the Company does business because the Company does not have sufficient historical volatility data for its own common stock. In the future, as the Company gains historical data for volatility in its own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense the Company records.

Employee Stock Options

During 2008 and 2007, the Company granted options to employees and directors to purchase an aggregate of 2.4 million shares and 5.1 million shares of common stock, respectively, at weighted average exercise price of $12.79 and $11.88 per share, respectively. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. At December 27, 2008 and December 29, 2007, the total compensation cost related to stock-based options granted under SFAS 123(R) to employees and directors but not yet amortized was $43.2 million and $38.9 million, respectively, net of estimated forfeitures of $5.3 million and $3.4 million, respectively. These costs will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years and 1.2 years for 2008 and 2007, respectively. Amortization of stock-based compensation in 2008 and 2007 was approximately $14.1 million and $7.2 million, respectively, net of estimated forfeitures. Total fair value of stock options to employees that vested during 2008 and 2007 was approximately $13.2 million and $5.6 million, respectively, based on the grant date fair value.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ranges of estimated values of employee stock options granted under the 2000 Stock Plan and the 2007 Equity Incentive Plan, as well as ranges of assumptions used in calculating these values during 2008, 2007 and 2006, were based on estimates as follows:

Years Ended
Employee and Director Stock Options	December 27, 2008	December 29, 2007	December 31, 2006 (1)
Volatility	65% - 74%	62% - 84%	72% - 83%
Risk-free interest rate	2.6% - 3.5%	4.2% - 4.9%	4.57% - 5.08%
Expected life	5.3 - 6.3 years	4.3 - 6.3 years	4.2 - 5.4 years
Estimated fair value	$4.70 - $9.44	$2.12 -$17.04	$0.81 - $1.35

(1)	The estimated values and assumptions that the Company used in calculating fair value prior to the adoption of SFAS 123(R).

Employee Stock Purchase Plan

Concurrent with the IPO in June 2007, the Company established the 2007 Employee Stock Purchase Plan. This plan typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. Compensation costs related to the ESPP under FAS123(R) were approximately $2.8 million and $1.7 million for 2008 and 2007, respectively, and the fair value of the ESPP shares were estimated at the date of grant using the following assumptions:

Employee Stock Purchase Plan	Year Ended December 27, 2008	Year Ended December 29, 2007
Volatility	55% - 65%	49%
Risk-free interest rate	1.92% - 2.12%	4.97%
Expected life	0.5 years	0.7 years
Estimated fair value	$3.51 - $4.42	$4.17

Restricted Stock Units

The Company began issuing Restricted Stock Units (“RSUs”) in the second quarter of 2007 pursuant to the Company’s 2007 Equity Incentive Plan. An RSU is a right to receive a share of the Company’s common stock when the unit vests. During 2008 and 2007, the Company granted RSUs to employees to purchase an aggregate of 1.9 million and 0.6 million shares of common stock, respectively, at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. As of December 27, 2008 and December 29, 2007, total compensation cost related to restricted stock based awards to employees but not yet amortized was approximately $23.1 million and $9.9 million, respectively, net of estimated forfeitures of $4.8 million and $1.5 million, respectively. Amortization of RSU stock-based compensation in 2008 and 2007 was approximately $5.3 million and $1.2 million, respectively.

Non-recourse Notes

The Company had previously issued non-recourse notes to non-executive officers to finance the purchase of 0.3 million shares of common stock of the Company. Because these employee notes were deemed to be non-recourse, the equity awards are subject to variable accounting. Accordingly, stock compensation expense of $2.2 million calculated based on the change in intrinsic value, was recorded for the year ended December 29, 2007. All previously issued non-recourse notes were repaid in 2007.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-employee Stock Options

The Company accounts for stock options granted to non-employees in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” (“EITF No. 96-18”) and related interpretations. The Company grants stock options to certain consultants and non-employee advisory board members for a fixed number of shares with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Under EITF No. 96-18, compensation expense on non-employee stock options is subject to variable accounting and is calculated using the Black Scholes option-pricing model and is recorded using the straight-line method over the vesting period, which approximates the service period. Total compensation expenses related to options granted to consultants were immaterial for 2008, 2007 and 2006, respectively.

The following table summarizes the effects of stock-based compensation related to employee awards, employee non-recourse notes and non-employees on the Company’s consolidated balance sheets and statements of operations for 2008, 2007 and 2006:

	Year Ended
	December 27, 2008	December 29, 2007	December 31, 2006
(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$2,215	$82	$—
Stock-based compensation expense added to inventory	3,027	3,384	112
Stock-based compensation expenses recognized as cost of revenue	(3,188)	(38)	(2)
Stock-based compensation expense released from inventory to deferred inventory costs	(253)	(1,213)	(28)

Ending balance	$1,801	$2,215	$82

Stock-based compensation effects in deferred inventory costs
Beginning balance	$947	$23	$—
Stock-based compensation expense added from inventory	253	1,213	28
Stock-based compensation expense recognized as cost of revenue	(1,099)	(289)	(5)

Ending balance	$101	$947	$23

Stock-based compensation effects in income (loss) before provision for income taxes
Cost of revenue	$1,086	$410	$41
Research and development	6,543	3,751	411
Sales and marketing	4,440	1,854	198
General and administration	7,463	3,314	335

	19,532	9,329	985
Cost of revenue—amortization from balance sheet*	4,287	327	7

Total stock-based compensation expense	$23,819	$9,656	$992

*	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s inventory reserve for excess and obsolete inventory at December 27, 2008 and December 29, 2007 were $6.3 million and $5.0 million, respectively. The Company’s inventory reserve for lower of cost or market adjustment at December 27, 2008 and December 29, 2007 were $5.0 million and $3.0 million, respectively.

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

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At December 27, 2008, the Company recorded a provision for doubtful accounts of $1.7 million associated with accounts receivable deemed uncollectible relating to one customer. At December 29, 2007, management did not reserve any of the Company’s accounts receivable as they were deemed fully collectible.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to deferred revenue in 2007 and as a reduction to revenue in 2008 and were not material for any period presented on the Company’s consolidated financial statements. In addition, the majority of the Company’s revenue was recognized on a ratable basis in 2007. At December 27, 2008 and December 29, 2007, revenue reserves recorded for potential sales returns were immaterial.

Accrued Warranty

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods range from 1 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the application of those historical return rates to the Company’s in-warranty installed base. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Cash, Cash Equivalents and Short and Long-term Investments

The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments. At December 27, 2008 and December 29, 2007, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, adjustable rate securities (“ARS”) and Put Rights.

Available-for sale investments are stated at fair market value with unrealized gains and losses reported in Accumulated Other Comprehensive Income (Loss) as a separate component in the accompanying consolidated balance sheets under Stockholders’ Equity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized in the consolidated statements of operations as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method. Trading securities investments are stated at fair value with unrealized gains and losses reported in earnings, in accordance with SFAS 115. The Company has reclassified certain of its ARS investment holdings from available-for-sale to trading securities in 2008. See Note 3 to the Consolidated Financial Statements for further information regarding investments and fair value measurements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 115, it is the Company’s policy to review its available-for-sale marketable debt securities classified as short or long-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the market value and record the related write-down as an investment loss on its consolidated statements of operations. No other-than-temporary impairment charges were recorded in 2008, 2007 or 2006.

Fair Values of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value due to the short amount of time to maturity. Fair values of short and long-term investments are based on quoted market prices or pricing models using current data when available. The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and U.S. treasuries. The types of instruments valued based on other observable inputs includes the Company’s U.S. government agency notes, corporate bonds and commercial paper. The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s ARS and related Put Rights. See Note 3 to the Consolidated Financial Statements for further details on investment and fair value measurements. The fair value of the convertible preferred stock warrant liabilities was estimated using a combination of both the Black-Scholes and Lattice option pricing models.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation expense was $12.7 million, $9.3 million and $7.0 million for 2008, 2007 and 2006, respectively. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Estimated Useful lives
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	1.5 to 3 years
Leasehold improvements	1 to 7 years

The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or that the useful life is shorter than originally estimated. If impairment indicators are present and the projected future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the carrying value of the assets is depreciated over the newly determined remaining useful lives. Impairment losses have been immaterial through December 27, 2008.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Intangibles

The Company tests for impairment of intangible assets using the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” where recoverability of these assets is assessed only when events have occurred that may give rise to impairment. When events or circumstances indicate that a potential impairment may have occurred, future undiscounted net cash flows associated with the related asset or group of assets over their remaining lives are compared to the current carrying amounts of such assets. When projected cash flows are less than the carrying amounts of the intangibles, an impairment loss would be recognized by comparing the discounted present value of future cash flows to carrying amounts and writing down the excess of the carrying amounts to their respective fair values. No impairment losses have been recognized through December 27, 2008.

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

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 27, 2008 and December 29, 2007, certain of the Company’s deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities.

At December 27, 2008, the Company held $75.7 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. At December 27, 2008, all of the ARS that the Company held were AAA rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment and fully recover the par value in the near term from the ARS is limited and it could take until final maturity of the ARS (up to 39 years) to realize the investments’ par value. In the event the Company needs to access these funds, it may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, the Company elected to participate in a rights offering by UBS Financial Services, Inc. (“UBS”), one of the Company’s brokers, which provides the Company with rights (the “Put Rights”) to sell UBS $65.7 million (par value) of the ARS, which the Company purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. See Note 3 to the Notes to Consolidated Financial Statements for more information on investments and fair value measurements.

The Company has a limited number of customers and credit risk with respect to trade receivables is mitigated by credit evaluations the Company performs on its customers and by the financial strength of the Company’s customer base. Collateral is generally not required for trade receivables. Level 3 Communications (“Level 3”) and Broadwing, which Level 3 acquired in January 2007, together accounted for approximately 25%, 47% and 75% of the Company’s revenue in 2008, 2007 and 2006, respectively. In 2008, the Company had no other customer that represented over 10% of the Company’s revenue. In 2007, the Company had one other customer that represented over 10% of the Company’s revenue. In 2006, the Company had no other customer that represented over 10% of the Company’s revenue.

At December 27, 2008, the Company had amounts due from two customers that represented over 10% of the Company’s accounts receivable balance. At December 29, 2007, the Company had amounts due from one customer that represented over 10% of the Company’s accounts receivable balance.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation and Transactions

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of stockholders’ equity (deficit) in the accompanying consolidated balance sheet. Foreign denominated monetary accounts have been re-measured to the U.S. dollar. Aggregate foreign currency transaction losses recorded in 2008 was $0.8 million. Aggregate foreign currency transaction gains (losses) recorded in 2007 and 2006 were not material.

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in Accumulated Other Comprehensive Income (Loss) in the consolidated balance sheets.

The components of accumulated other comprehensive income (loss) are as follows:

	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Accumulated net unrealized gain (loss) on foreign currency translation adjustment	$(786)	$55	$(153)
Accumulated net unrealized holding gain (loss) on available-for-sale investments	(2,812)	23	—

Total accumulated other comprehensive income (loss)	$(3,598)	$78	$(153)

The following table reconciles net income (loss) to comprehensive income (loss) for 2008, 2007 and 2006:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Net income (loss)	$78,728	$(55,342)	$(89,935)
Other comprehensive income (loss)	(3,676)	231	(67)

Total comprehensive income (loss)	$75,052	$(55,111)	$(90,002)

Advertising

All advertising costs are expensed as incurred. Advertising expenses were immaterial in 2008, 2007 and 2006.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Freestanding Convertible Preferred Stock Warrants

Upon the closing of the Company’s IPO in June 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to Financial Accounting Standards Board Staff Position (“FSP”) No. 150-5, “Issuers Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable” (“FSP 150-5”). The then-current aggregate fair value of these warrants of $25.2 million was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity, and the Company has ceased to record any further periodic fair value adjustments.

In 2007 (through the completion of its IPO) and 2006, the Company recorded $19.8 million and $2.4 million, respectively, of expense reflected in other gain (loss), net to reflect the increase in fair value during the period.

3.      Investments and Fair Value Measurements

Investments

Investments were as follows for the years ended December 27, 2008 and December 29, 2007:

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
		(In thousands)
Money market	$92,257	$—	$—	$92,257
Commercial paper	51,581	—	(52)	51,529
Corporate bonds	25,578	49	(183)	25,444
U.S. treasuries	41,443	13	—	41,456
ARS	10,000	—	(2,639)	7,361

Total available-for-sale investments	$220,859	$62	$(2,874)	$218,047

ARS—trading securities	$65,650	$—	$(16,762)	$48,888
Put Rights	$—	$15,866	$—	$15,866

(1)

None of these investments has been in a continuous unrealized loss for more than 12 months. As of December 27, 2008, the aggregate related fair value of investments with unrealized losses was approximately $95.9 million, and thirty of the Company’s investment holdings were in an unrealized loss position.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$35,857	$—	$—	$35,857
Commercial paper	74,352	12	(8)	74,356
Corporate bonds	49,796	47	(29)	49,814
U.S. agency notes	21,945	6	(5)	21,946
ARS	96,150	—	—	96,150

Total available-for-sale investments	$278,100	$65	$(42)	$278,123

A summary of the carrying values and balance sheet classification was as follows for the years ended December 27, 2008 and December 29, 2007:

	December 27, 2008	December 29, 2007
	(In thousands)
Available-for-sale investments	$218,047	$278,123
Trading securities	48,888	—
Put Rights	15,866	—
Cash in banks	26,885	24,370
Restricted cash	2,899	3,337

Total	$312,585	$305,830

Reported as:
Cash and cash equivalents	$166,770	$91,209
Short-term investments	68,232	181,168
Short-term restricted cash	720	743
Long-term investments	74,684	30,116
Long-term restricted cash	2,179	2,594

Total	$312,585	$305,830

Commercial paper and corporate bond investments have a contractual maturity term of less than one year, while ARS have contractual maturity term of up to 39 years. Realized gains (losses) on short and long-term investments were not material for 2008, 2007 and 2006.

As of December 27, 2008, the Company held $75.7 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. At December 27, 2008, all of the ARS held were AAA rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provides the Company with the Put Rights to sell UBS $65.7 million of the Company’s ARS portfolio at par value, which the Company purchased through UBS, at any time during a two-year sale period beginning June 30, 2010.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS. UBS has agreed to pay us the par value of our ARS within one day of settlement of any Call Right transaction. The Company’s Put Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat this portion of the ARS portfolio as trading securities and elected to measure the Put Rights at fair value under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. This allows any changes in the fair value of the Put Rights to be offset with changes in the fair value of the related ARS in the Company’s consolidated statements of operations. As such, the Company recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million on the $65.7 million (par value) portion of the Company’s ARS portfolio. The Put Rights and the ARS reclassified from available-for-sale to trading securities are recorded in Long-term Investments in the accompanying consolidated balance sheets as of December 27, 2008. This reclassification reduced the Company’s ARS investment holdings under available-for-sale investments from $75.7 million (amortized cost) to $10.0 million. The Company may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and Put Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

The Company recorded an unrealized loss of $2.6 million under Accumulated Other Comprehensive Income (Loss) in the accompanying consolidated balance sheets under Stockholders’ Equity as of December 27, 2008 related to the remaining $10.0 million of the Company’s ARS which are not subject to the UBS settlement. The impairment on the remaining $10.0 million ARS was deemed to be not other-than-temporary based on the following factors: ARS were AAA rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program; the failed auctions resulted in a lack of liquidity in the ARS but do not affect the underlying collateral of these securities; and the Company believes that given its current level of funding and the high credit quality of these securities, it is in a position to hold them until the Company can recover par value. In addition, the unrealized loss amount related to these holdings is immaterial to the Company’s consolidated financial statements.

Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	(Level I) observable inputs such as quoted prices in active markets;

•	(Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	(Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its financial assets at fair value. The majority of the Company’s cash and investment instruments are classified within Level I or Level II of the fair value hierarchy because they are valued using quoted market prices, market prices for similar securities, or pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets includes the Company’s money market funds and U.S. treasuries. Such instruments are generally classified within Level I of the fair value hierarchy. The types of instruments valued based on other observable inputs includes the Company’s U.S. government agency notes, corporate bonds and commercial paper. Such instruments are classified within Level II of the fair value hierarchy. The types of instruments valued based on unobservable inputs in which there is little or no market data and the unobservable inputs are significant to the fair value measurement includes the Company’s ARS and related Put Rights. At the beginning of the year, these ARS were valued at par value based on successful market auction data and were classified within Level II of the fair value hierarchy. However, as a result of auction failures related to these securities, these market inputs were not available as of December 27, 2008. Since sufficient observable ARS market information was not available, a discounted cash flow model was used to determine the estimated fair value of the Company’s investment in ARS combined with available pricing for comparable securities from the ARS secondary markets as of December 27, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, discount rates and the timing and amount of cash flows, including assumptions about the weighted average loan period associated with these securities. Management expects changing conditions in the ARS market to have a significant impact on these underlying assumptions, which in turn can have a significant impact on the fair value of these securities. A discounted cash flow model was also used to determine the estimated fair value of the Put Rights as of December 27, 2008. The assumptions used in preparing this discounted cash flow model for the Put Rights include estimates for the intrinsic value of the Put Rights for each underlying security, time value of money, and assumptions about the level of credit risk associated with UBS using a credit default swap rate.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of December 27, 2008:

	December 27, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Available-for-sale investments:
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	—	51,529	—	51,529
Corporate bonds	—	25,444	—	25,444
U.S. treasuries	41,456	—	—	41,456
ARS	—	—	7,361	7,361

Total available-for-sale investments	$133,713	$76,973	$7,361	$218,047

Trading securities	—	—	48,888	48,888
Put Rights	—	—	15,866	15,866

Total assets measured at fair value	$133,713	$76,973	$72,115	$282,801

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the year ended December 27, 2008 (in thousands):

	December 29, 2007	Payment, Purchases (Sales), Net	Transfers In (Out), Net	Gains (Losses)			December 27, 2008
				Realized	Unrealized
Available-for-sale adjustable rate securities	$96,150	$(20,500)	$(65,650)	$—	$(2,639	)(1)	$7,361
Trading adjustable rate securities	—	—	65,650	—	(16,762	)(2)	48,888
Put Rights	—	—	—	—	15,866	(3)	15,866

Total	$96,150	$(20,500)	$—	$—	$(3,535)		$72,115

(1)

Unrealized losses of $2.6 million associated with Level III financial instruments were classified as Accumulated Other Comprehensive Income (Loss) in the accompanying consolidated balance sheets under Stockholders’ Equity at December 27, 2008.

(2)

Unrealized losses of $16.8 million related to the auction rate securities classified as trading securities were included in Other Income (Expense), Net in the accompanying consolidated statements of operations for year ended December 27, 2008.

(3)

Unrealized gain of $15.9 million related to the Put Rights associated with Level III financial instruments were included in Other Income (Expense), Net in the accompanying consolidated statements of operations for year ended December 27, 2008.

4.      Balance Sheet Components

Restricted Cash

As of December 27, 2008, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.2 million. At December 29, 2007, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.6 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

Inventory

Inventory is comprised of the following:

	December 27, 2008	December 29, 2007
	(In thousands)
Raw materials	$9,107	$10,475
Work in process	37,902	35,110
Finished goods	11,977	12,994

Total inventory	$58,986	$58,579

Included in finished goods inventory at December 27, 2008 and December 29, 2007 were $2.4 million and $1.5 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	December 27, 2008	December 29, 2007
	(In thousands)
Computer hardware	$5,304	$4,267
Computer software	4,083	3,111
Laboratory and manufacturing equipment	68,830	50,897
Furniture and fixtures	644	805
Leasehold improvements	14,203	12,438

	93,064	71,518
Less accumulated depreciation and amortization	(46,244)	(34,545)

Property, plant and equipment, net	$46,820	$36,973

Property, plant and equipment, net includes approximately $0.8 million in asset retirement obligations recorded as of December 27, 2008 and December 29, 2007. These asset retirement obligations are related to various office leases in California, Maryland and Pennsylvania.

Intangible Assets

Purchased and other intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. The Company expects amortization expense on purchased intangible assets to be approximately $0.3 million for 2009, approximately $0.2 million for each year from 2010 through 2012, approximately $55,000 for each year from 2013 through 2020, and approximately $34,000 in 2021, at which time purchased intangible assets will be fully amortized. The weighted average amortization period as of December 27, 2008 and December 29, 2007 was approximately 10 years. Amortization of intangible assets was $0.3 million, $0.3 million and $0.2 million 2008, 2007 and 2006, respectively.

Intangible assets, net are comprised of the following:

	December 27, 2008			December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(In thousands)			(In thousands)
Patents & developed technology	$1,628	$(495)	$1,133	$1,628	$(317)	$1,311
Assembled workforce and other	370	(227)	143	370	(140)	230

Total intangible assets	$1,998	$(722)	$1,276	$1,998	$(457)	$1,541

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses are comprised of the following:

	December 27, 2008	December 29, 2007
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$2,257	$1,880
Customer prepay liability	590	1,109
Taxes payable	7,332	855
Other accrued expenses	5,913	5,653

Total accrued expenses	$16,092	$9,497

5.      Significant Asset Purchase Agreements

On July 13, 2006, the Company entered into a supply and services agreement with Broadwing Corporation (“Broadwing”) whereby the Company agreed to sell certain customized products and provide manufacturing and support for one of Broadwing’s product divisions. The manufacturing is based on Broadwing’s specifications using its technology, former manufacturing facility and equipment, and certain intellectual property utilized in the manufacture of such products that is owned or licensed by Broadwing. In connection with the agreement, the Company issued a warrant to Broadwing to purchase the equivalent of 92,592 shares of Series G convertible preferred stock at a price of $5.40 per share (after giving effect to the 4:1 reverse stock split in May 2007). Subsequent to the IPO, this preferred warrant was converted to a warrant to purchase the same number of shares of common stock and the exercise price remained the same. The fair value of the warrants of $189,000 was recorded as a reduction to product revenue. In addition, the Company hired certain Broadwing employees in connection with this supply and service agreement. The Company’s obligations under this agreement ended on June 30, 2007. Accordingly, the Company recorded an asset impairment charge of $0.4 million in the second quarter of 2007.

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

Based on the assessment of fair value of the acquired assets performed by an independent third party valuation firm, the Company allocated $4.5 million to in-process research and development, $3.8 million to tangible equipment and the remaining $1.2 million to intangible assets. The in-process research and development was written off on the acquisition date because technological feasibility had not been established and no alternative future uses existed. The intangible assets represent patents, assembled workforce and customer contracts. The fair values of the intangibles on the date of acquisition are amortized on a straight-line basis over their estimated useful lives ranging from three to fifteen years. The amortization is recorded in amortization of intangible assets on the statements of operations. The in-process research and development charge of $4.5 million was recorded in research and development expense in 2006.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6.      Basic and Diluted Net Income (Loss) Per Common Share

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

The following table sets forth the computation of net income (loss) per common share:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands, except per share amounts)
Numerator - Basic and Diluted
Net income (loss)	$78,728	$(55,342)	$(89,935)
Denominator
Basic weighted average common shares outstanding	92,427	50,732	6,036
Effect of dilutive securities:
Employee equity plans	4,288	—	—
Warrants to purchase common stock	373	—	—

Diluted weighted average common shares outstanding	97,088	50,732	6,036

Net income (loss) per common share—basic	$0.85	$(1.09)	$(14.90)

Net income (loss) per common share—diluted	$0.81	$(1.09)	$(14.90)

For the year ended December 27, 2008, the Company excluded 6.0 million shares relating to outstanding stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock. 0.4 million shares and 7.1 million shares were excluded for the years ended December 29, 2007 and December 31, 2006, respectively. These options could be included in the calculation in the future if the average market value of the Company’s common stock increases and is greater than the exercise price of these options.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following:

	December 27, 2008	December 29, 2007
	(In thousands)
Deferred ratable product and related support and services, current	$6,413	$167,031
Deferred services revenue, current	8,270	—

Deferred revenue—current	$14,683	$167,031

Deferred ratable product and related support and services, non-current	7,724	7,406

Deferred revenue—non-current	7,724	7,406

Total deferred revenue	$22,407	$174,437

Deferred inventory costs, current	$1,744	$78,362
Deferred inventory costs, non-current	2,493	3,260

Total deferred inventory costs	$4,237	$81,622

Deferred ratable product and related support and services revenue primarily consists of revenue on transactions where VSOE of fair value of support and other services has not been established at the time of shipment and, therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period.

8.     Commitments and Contingencies

Leases

The Company leases facilities under non-cancelable operating lease agreements. The Company had ten primary lease agreements at December 27, 2008: four covering its headquarters, research and development (R&D) and manufacturing facility in Sunnyvale, California; two covering its R&D and manufacturing facility in Allentown, Pennsylvania; two covering its R&D facility in Annapolis Junction, Maryland; one covering its software development facility in Bangalore, India; and one covering its research and development facility in Beijing, China. Terms of the leases are from one to seven years. Additionally, the Company leases sales office space in China, Germany, and the United Kingdom, with leases expiring in 2009.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for all leases was $4.0 million, $3.6 million and $1.7 million for 2008, 2007 and 2006, respectively.

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 27, 2008 and December 29, 2007, these non-cancelable purchase commitments were $17.3 million and $33.7 million, respectively. The contractual obligation table below excludes the Company’s FIN 48 tax liabilities of $0.5 million because it is unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s contractual obligations as of December 27, 2008:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(In thousands)
Purchase obligations	$17,325	$17,325	$—	$—	$—
Operating leases	16,412	4,476	7,183	3,069	1,684

Total contractual obligations	$33,737	$21,801	$7,183	$3,069	$1,684

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

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 27, 2008, as this liability is not reasonably estimable even though liability under these agreements is not remote.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Common Stock Warrants

The following convertible preferred stock warrants were converted into common stock warrants upon the completion of the IPO in June 2007 (in thousands, except per share data):

Stock	Expiration Date	Convertible Preferred Stock Warrants			Common Stock Warrants
					Shares as of June 12, 2007	Exercise Price per Share
		Shares as of		Fair value (1)
		Exercise Price per Share	June 12, 2007	June 12, 2007
Series A convertible preferred	Apr 2006 to July 2008	$10.00	135	$2,061	139	$9.68
Series B convertible preferred	March 2009	$13.96	16	227	18	$12.44
Series E convertible preferred	December 2011	$2.40	292	6,336	292	$2.40
Series F convertible preferred	June 2012	$3.78	20	404	20	$3.78
Series G convertible preferred	Nov 2010 to Aug 2011	$5.40	828	15,566	828	$5.40
Common Stock	July 2013 to May 2016	$8.96	36	576	36	$8.96

Total			1,327	$25,170	1,333

(1)	As of June 12, 2007, immediately before the conversion of convertible preferred stock warrants to common stock warrants.

The fair value of these warrants was estimated at the date of grant using a probability weighted average of per-share values using the Black-Scholes and Lattice option pricing models.

During 2008, warrants to purchase 0.5 million shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $2.9 million. As of December 27, 2008, there were warrants to purchase 0.2 million shares of common stock outstanding with exercise prices ranging from $2.40 to $8.96 per share and a weighted average price of $4.68 per share. These warrants expire between 2011 and 2013.

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

10.     Employee Equity Incentive Plans

2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company has reserved an aggregate of 15.8 million shares of its common stock for issuance. As of December 27, 2008, options to purchase 5.5 million shares of the Company’s common stock were outstanding. The Company’s Board of Directors has decided not to grant any additional options or other awards under the plan following the IPO. However, the plan will continue to govern the terms and conditions of the outstanding awards previously granted under the plan.

In February 2007, the Company’s Board of Directors adopted the 2007 Equity Incentive Plan (2007 Plan) and the Company’s stockholders approved the plan in May 2007. As of December 27, 2008, the Company reserved a total of 18.2 million shares of common stock for issuance pursuant to the 2007 Plan. This plan has maximum term of 10 years from the date of adoption, or it can be terminated by the Company’s Board of Directors earlier.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, in February 2007, the Company’s Board of Directors established, and in May 2007, its stockholders approved the Company’s ESPP. The ESPP has a twenty year term, and as of December 27, 2008, the Company had authorized the issuance of approximately 2.7 million shares of common stock.

Stock Award Activity

The following table summarizes the Company’s stock award activity and related information for 2006, 2007 and 2008:

	Shares Available for Grant (1)	Awards and Options Outstanding	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (2)
	(In thousands, except price per share amounts)
Balance at December 31, 2005	562	6,696	$1.44
Additional options authorized	5,750	—	—
Options granted (5)	(4,670)	4,670	$1.96
Options exercised	—	(3,066)	$1.43	$759
Options canceled	428	(428)	$1.21

Balance at December 31, 2006	2,070	7,872	$1.77	$1,927
Additional options and RSUs authorized	13,600	—	—
Options granted (5)	(5,148)	5,148	$11.88
RSUs granted (6)	(630)	630	$—
Options exercised	—	(1,602)	$2.19	$17,605
Options canceled	292	(292)	$4.53
RSUs canceled	14	(14)	$—

Balance at December 29, 2007	10,198	11,742	$5.98	$97,808
Additional options and RSUs authorized (4)	4,579	—	—
Options granted (5)	(2,453)	2,453	$12.78
RSUs granted (6)	(1,880)	1,880	$—
Options exercised	—	(1,477)	$2.13	$14,451
RSUs released	—	(100)	$—	$865
Options canceled	736	(736)	$8.12
RSUs canceled	98	(98)	$—

Balance at December 27, 2008	11,278	13,664 (3)	$6.76	$53,771

(1)	Shares available for grant under the 2000 Plan and 2007 Plan, as applicable. The Company does not intend to grant any additional options or other awards under the 2000 Plan.
(2)

The aggregate intrinsic value of unexercised options and unvested RSUs is calculated as the difference between the exercise price of the underlying equity awards and the closing price of the Company’s common stock. The aggregate intrinsic value of options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock option awards. The aggregate intrinsic value of RSUs which have been released is the fair market value of the common stock at the date of release.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

Balance includes 2.3 million shares of RSUs granted, net of cancellations and non-vested, as of December 27, 2008. Balance includes 11.4 million shares subject to options, net of cancellations, at December 27, 2008 at a weighted average price of $8.13 per share.

(4)

Pursuant to the evergreen provision of the Company’s 2007 Equity Incentive Plan, the number of shares reserved for issuance under the Company’s 2007 Equity Incentive Plan was increased by 4.6 million shares in the first quarter of 2008 as approved by the Board of Directors.

(5)	The weighted average grant date fair value of options granted during 2006, 2007 and 2008 were $1.23 per share, $8.62 per share and $8.60 per share, respectively.
(6)	The weighted average grant date fair value of RSUs granted during 2007 and 2008 were $20.07 per share and $12.01 per share, respectively.

Options outstanding that have vested and are expected to vest as of December 27, 2008 are as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(In years)	(In thousands)
Vested	4,941	$5.56	7.32	22,415
Expected to vest (2)	6,174	$10.11	8.44	12,071

Total vested and expected to vest	11,115	$8.09	7.94	34,486

Not expected to vest	251

Total options outstanding	11,366

As of December 27, 2008, 0.1 million RSUs were released. RSUs outstanding that are expected to be released as of December 27, 2008 are as follows:

	Number of shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(In years)	(In thousands)
Expected to be released	1,964	$—	8.97	16,790
Not expected to be released (2)	334	$—

Total outstanding shares	2,298

(1)

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying stock option awards and the fair market value of the common stock as of December 27, 2008.

(2)	Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS 123(R).

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 27, 2008.

Exercise Price	Options Outstanding			Vested and Exercisable Options (1)
	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.76 - $1.84	1,603	5.97	$1.37	1,361	$1.39
$2.00 - $4.04	3,636	7.52	$2.36	2,028	$2.32
$7.19 - $19.14	5,763	8.73	$12.80	1,438	$12.83
$20.30 - $23.86	364	8.77	$21.60	114	$21.61

	11,366	7.96	$8.13	4,941	$5.56

(1)

All options under the 2000 Plan may be exercised prior to vesting but are subject to repurchase at the original issuance price in the event the optionees’ employment is terminated prior to vesting in its entirety.

The following table summarizes information about RSUs outstanding at December 27, 2008:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Date Fair Value	Aggregate Fair Value (1)
Outstanding at December 29, 2007	616	$20.08
Granted	1,880	$12.01
Released	(100)	$19.80	$865
Canceled	(98)	$14.85

Outstanding at December 27, 2008	2,298	$13.71

(1)	Represents the value of Infinera stock on the date that the restricted stock units released.

11.    Shares Reserved for Future Issuances

Common stock reserved for future issuance was as follows:

	December 27, 2008
	(In thousands)
Outstanding stock options and awards	13,664
Reserved for future option and award grants	11,278	(1)
Reserved for future ESPP	1,934

Total common stock reserved for stock options and awards	26,876
Warrants to purchase common stock	224

Total common stock reserved for future issuances	27,100

(1)

Shares available for grant under the 2000 Plan and 2007 Plan, as applicable. The Company does not intend to grant any additional options or other awards from the remaining 1.4 million shares available under the 2000 Plan.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

The following is a geographic breakdown of the provision for income taxes:

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Current:
Federal	$551	$—	$—
State	1,346	3	5
Foreign	748	265	67

	2,645	268	72
Deferred:
Foreign	78	—	—

Total	$2,723	$268	$72

Income before provision for income taxes from international operations was $1.9 million, $1.5 million and $0.7 million for the years ended December 27, 2008, December 29, 2007 and December 31, 2006, respectively.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	December 27, 2008	December 29, 2007	December 31, 2006
Expected tax provision/(benefit) at federal statutory rate	35.0%	-35.0%	-35.0%
State taxes, net of federal benefit	1.1%	-4.7%	-5.0%
Research credits	-2.2%	-2.8%	-0.1%
Warrant interest	—%	12.6%	1.1%
Stock-based compensation	4.8%	5.9%	0.4%
Change in valuation allowance	-35.6%	25.0%	38.3%
Other	0.2%	-0.5%	0.4%

Effective tax rate	3.3%	0.5%	0.1%

During the year ended December 27, 2008, the Company recorded a one-time anticipated benefit of $0.3 million related to refundable research and development tax credits due to enactment of the Housing and Economic Recovery Act of 2008, signed into law on July 30, 2008.

On September 30, 2008, the State of California enacted Assembly Bill 1452 into law which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to the extent of 50 percent of a taxpayer’s taxable income. The Company recorded additional state tax provision, net of federal benefits as a result of this law change in the fourth quarter of 2008.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. Federal Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law on October 3, 2008. Under this law, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effect of the change in this law for the Company was an increase to deferred tax assets during the current year with an offsetting valuation allowance. Thus, while the new law allowed for the Company to generate additional research and development tax credits carryforwards, there was no impact to the Company’s recorded income tax provision in 2008.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 27, 2008	December 29, 2007
	(In thousands)
Deferred tax assets:
Net operating losses	$74,917	$90,361
Research credits	13,640	10,600
Nondeductible accruals	15,230	10,899
Property, plant and equipment	1,426	2,265
Intangible assets	21,774	24,082
Stock based compensation	4,758	1,432
Total deferred tax assets	131,745	139,639
Valuation allowance	(109,637)	(139,639)

Net deferred tax assets	22,108	—

Deferred tax liabilities:
Deferred revenue tax accounting method change	(22,108)	—
Depreciation	(78)	—

Total deferred tax liabilities	(22,186)	—

Net deferred tax liabilities	$(78)	$—

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 27, 2008 and December 29, 2007. The valuation allowance for deferred tax assets as of December 27, 2008 and December 29, 2007 was $109.6 million and $139.6 million, respectively. The deferred tax asset balance as of December 29, 2007 was reduced by $5.4 million to adjust for unbenefited stock option deductions, which was offset by a reduction in the valuation allowance of the same amount. The net change in the valuation allowance was a decrease of $30.0 million and an increase of $11.1 million for the years ended December 27, 2008 and December 29, 2007, respectively. Of the total valuation allowance at December 27, 2008, approximately $1.1 million relates to items of other comprehensive income and, if released, will be credited to such.

As of December 27, 2008, the Company has net operating loss carryforwards of approximately $207.9 million for federal tax purposes and $197.2 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2013 for state tax purposes.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to FAS123(R), footnote 82, the Company maintains net operating losses and credits generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 27, 2008, the Company had unbenefited stock option deductions for federal and California tax purposes of $24.3 million and $13.6 million, respectively. When utilized, the estimated tax benefits of approximately $9.7 million will result in a credit to stockholders’ equity. Tax benefits associated with reductions to federal alternative minimum tax and state current income tax associated with current year stock option exercises totaled $0.6 million for the year ended December 27, 2008, the tax effect of which was recorded as a credit to stockholders’ equity.

The Company has federal and California research and development credits available to reduce future income tax expense of approximately $13.1 million and $8.7 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 27, 2008, the Company has determined that ownership changes have occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 27, 2008, the undistributed earnings approximated $3.2 million. The determination of the future tax consequence of the remittance of these earnings is not practicable.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of 2007. At the adoption date of January 1, 2007, the cumulative unrecognized tax benefit was $6.4 million, which was primarily netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there would be no effect on the Company’s effective tax rate. Upon adoption of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of approximately $36,000.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of gross unrecognized tax benefits for 2008 were as follows:

	December 27, 2008	December 29, 2007
	(In thousands)
Beginning balance	$6,749	$6,400
Tax positions related to current year:
Additions	1,245	237
Reductions	—	—
Tax positions related to prior years:
Additions	255	112
Reductions	(1,899)	—
Settlements	—	—
Lapses in statutes of limitations	—	—

Ending balance	$6,350	$6,749

At December 27, 2008, the cumulative unrecognized tax benefit was $6.4 million, of which $5.9 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 27, 2008, approximately $0.5 million, if recognized, would impact the Company’s effective tax rate.

The Company reduced the amount of unrecognized tax benefits during the year ended December 27, 2008, related to tax positions taken in prior years due to further analysis performed with respect to the qualitative aspects of certain tax attribute carryforwards. Since the income tax provision benefits of these tax attributes have not yet been recognized in the financial statements, there was no financial statement effect of this change in unrecognized tax benefits other than the disclosure noted in the table above.

At December 27, 2008, the Company had $79,000 of accrued interest or penalties related to unrecognized tax benefits, of which $72,000 was included in the Company’s provision for income taxes for the year ended December 27, 2008. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes did not change upon adoption of FIN 48.

The Company is potentially subject to audit by the Internal Revenue Service under the statute of limitations for years subsequent to 2002 and the relevant state income taxing authorities for years subsequent to 2001.

During the year ended December 27, 2008, the Company received an assessment of tax resulting from an examination in India for the 2006 tax year. The Company is appealing the assessment and does not expect a significant adjustment to unrecognized tax benefits as a result of this inquiry. Fiscal years subsequent to March 2006 remain open to examination in India.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 27, 2008.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
United States	$412,563	$199,893	$49,901
Europe, Middle East and Africa	91,262	43,368	7,565
Asia Pacific	15,387	2,591	770

Total revenue	$519,212	$245,852	$58,236

Property, plant and equipment, net

	December 27, 2008	December 29, 2007
	(In thousands)
United States	$45,489	$36,270
Asia Pacific	1,331	703

Total property, plant and equipment, net	$46,820	$36,973

14.    Employee Benefit Plan

In July 2001, the Company’s Board of Directors approved the adoption of a savings plan under Section 401(k) of the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were immaterial for 2008, 2007 and 2006.

15.    Legal Matters

On April 11, 2007, the Company, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. Patent and Trademark Office as to whether it will reexamine U.S. Patent Nos. 6,795,605 and 7,142,347; and

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16.    Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the 2008 and 2007 are summarized below.

	December 27, 2008		December 29, 2007
	(In thousands)
Beginning balance	$9,992		$2,717
Charges to operations	10,632		10,258
Utilization	(7,306)		(4,873)
Change in estimate	(3,378	)(1)	1,890	(2)

Ending balance	$9,940		$9,992

(1)	This favorable change in estimate was primarily due to continued improvements in overall actual failure rates and the impact of these improvements on the Company’s estimate of expected future returns.
(2)	This unfavorable change in estimate primarily represented higher than expected costs of replacing defective products due to reduced usage of lower cost repaired products in the repair process.

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

Letters of Credit

The Company had $2.9 million of standby letters of credit outstanding as of December 27, 2008. These consisted of $1.1 million related to property leases, $1.4 million related to a value added tax license and duty and $0.4 million related to customer guarantees. The Company had $2.7 million of standby letters of credit outstanding as of December 29, 2007. These consisted of $0.8 million related to property leases, $1.2 million related to a value added tax license for Europe, $0.3 million related to customs clearing and $0.4 million related to a customer proposal guarantee.

17.    Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS 160 will not impact the Company’s consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have on its financial statements and disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. Infinera elected to use the fair value option to measure the value of the Put Rights associated with its ARS investment holdings effective on the date the agreement was signed. See Note 3 to the Notes to Consolidated Financial Statements for more information on investments and fair value measurements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB released a FASB Staff Position (FSP FAS 157-3 —Determining the fair value of a financial asset when the market for that asset is not active) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 for financial assets and liabilities had no impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 3 to the Notes to Consolidated Financial Statements for more information on investments and fair value measurements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Financial Information by Quarter (Unaudited)

The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 27, 2008. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report and you should read the following table in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended (Unaudited)
	2008				2007
	Mar. 29	Jun. 28	Sep. 27	Dec. 27	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(In thousands, except per share data)
Revenue:
Product	$64,128	$86,505	$76,130	$80,045	$3,245	$4,005	$25	$832
Ratable product and related support and services	72,386	69,581	39,495	12,243	45,947	54,411	62,130	75,257
Services	1,739	5,023	4,881	7,056	—	—	—	—

Total revenue	138,253	161,109	120,506	99,344	49,192	58,416	62,155	76,089
Cost of revenue:
Cost of product	39,665	47,124	45,139	52,306	1,363	2,488	18	222
Cost of ratable product and related support and services	35,831	32,169	18,537	5,088	35,910	39,748	40,804	48,710
Cost of service	1,190	2,032	2,592	3,984	—	—	—	—

Total cost of revenue	76,686	81,325	66,268	61,378	37,273	42,236	40,822	48,932

Gross profit	61,567	79,784	54,238	37,966	11,919	16,180	21,333	27,157
Operating expenses	36,993	37,186	41,013	44,930	29,288	25,875	29,722	34,800

Income (Loss) from operations	24,574	42,598	13,225	(6,964)	(17,369)	(9,695)	(8,389)	(7,643)
Other income (expense), net	4,180	2,554	1,712	(428)	(2,415)	(16,368)	2,925	3,880

Loss before income taxes	28,754	45,152	14,937	(7,392)	(19,784)	(26,063)	(5,464)	(3,763)
Provision for (benefit from) income taxes	1,160	2,267	—	(704)	29	33	62	144

Net income (loss)	27,594	42,885	14,937	(6,688)	(19,813)	(26,096)	(5,526)	(3,907)

Net income (loss) per common share
Basic	$0.30	$0.47	$0.16	$(0.07)	$(2.62)	$(1.10)	$(0.07)	$(0.04)

Diluted	$0.29	$0.44	$0.15	$(0.07)	$(2.62)	$(1.10)	$(0.07)	$(0.04)

The Company’s operating results may fluctuate due to a variety of factors, many of which are outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. You should not rely on the Company’s past results as an indication of its future performance.

Quarterly historical revenue trends are not a meaningful trend indicator as they were directly impacted by the establishment of VSOE of fair value for the Company’s services offerings. Prior to the attainment of VSOE of fair value on software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008 the Company recognized the majority of its revenue on a ratable basis. In periods subsequent to the attainment of VSOE, an increased portion of current period shipments were recognized as revenue at the time of

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acceptance and there was a significant reduction in the deferred revenue balance. This resulted in significantly increased levels of revenue being recognized in 2008 however, the Company expects revenue levels for 2009 to more closely approximate the revenue generated on the underlying invoiced shipments.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provides the Company with the Put Rights to sell UBS $65.7 million of the Company’s ARS portfolio, which the Company purchased through UBS at par value, at any time during a two-year sale period beginning June 30, 2010. The Company recorded a gross unrealized loss of $16.8 million related to these ARS trading securities, which was offset by a gain on the associated Put Rights of $15.9 million as it may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and the Put Rights will be revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

Upon the closing of the Company’s IPO in June 2007, warrants to purchase shares of the Company’s convertible preferred stock became warrants to purchase shares of the Company’s common stock and, as a result, are no longer subject to FSP 150-5. In 2007, (through the completion of the Company’s IPO in June 2007), the Company recorded $19.8 million of expense reflected in Other Income (Expense), Net in the accompanying statements of operations to reflect the increase in fair value during the period.

In January 2007, the Company entered into an asset purchase agreement with Broadwing, a division of Level 3, pursuant to which the Company agreed to purchase various assets associated with the former supply of Broadwing products. In 2007, the Company had generated proceeds of $3.1 million from the sale of a portion of the assets held for sale and resulted in a gain of $2.7 million reflected in Other Income (Expense), Net in the accompanying statements of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of Infinera’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

As of December 27, 2008, the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed by management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), were effective as of December 27, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 27, 2008, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

The information required by this item with respect to Infinera’s directors and executive officers is incorporated by reference to the information set forth in Infinera’s proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Infinera’s fiscal year ended December 27, 2008. For information pertaining to executive offers and directors of Infinera, refer to the “Management” section of Part 1, Item 1 of this Annual Report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of Infinera, with regard to their Infinera-related activities. The full text of our code of business conduct and ethics is posted on our web site at http://www.infinera.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our web site identified above. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 27, 2008	December 29, 2007	December 31, 2006
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$139,639	$128,555	$94,196
Additions	—	11,084	34,359
Reductions	(30,002)	—	—

Ending balance	$109,637	$139,639	$128,555

Allowance for doubtful accounts
Beginning balance	$—	$—	$—
Additions	1,700	—	—
Reductions	—	—	—

Ending balance	$1,700	$—	$—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws. (9)

4.1	Form of Common Stock certificate of the Registrant. (5)

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers. (2)

10.2*	2000 Stock Plan, as amended, and forms of stock option agreements thereunder. (2)

10.3*	2007 Equity Incentive Plan and forms of stock option agreements thereunder. (2)(8)

10.4*	2007 Employee Stock Purchase Plan. (2)

10.5*	2007 Executive Bonus Plan. (4)

10.6*	Form of Amended and Restated Change of Control Severance Agreement for Registrant’s chief executive officer, chief financial officer and chief operating officer, as amended. (8)

10.7*	Form of Amended and Restated Change of Control Severance Agreement for Registrant’s other officers, as amended. (8)

10.8†	Master Acquisition Agreement by and between BTE Equipment, LLC and Registrant dated April 11, 2005, as amended on May 19, 2005, August 8, 2005, November 15, 2006 and February 23, 2007. (3)

10.9†	Amendment No. 5 to Master Acquisition Agreement between BTE Equipment, LLC and Registrant dated October 1, 2007. (7)

10.10†	Amendment No. 6 to Master Acquisition Agreement between BTE Equipment, LLC and Registrant dated December 16, 2007. (7)

10.11	Lease Agreement between Legacy Partners I Sunnyvale, LLC and Registrant dated December 20, 2005, as amended on February 2, 2006 for Bordeaux Drive, Sunnyvale, CA premises. (2)

10.12	Lease Agreement between SCM Properties, LLC and Registrant, dated July 17, 2006, as amended on November 2, 2006 for Java Drive, Sunnyvale, CA premises. (2)

10.13	Amendment 2 to Lease Agreement with SCM dated May 29, 2007. (6)

10.14	Addendum No. 1 to Amendment 2 to Lease Agreement with SCM Properties dated May 29, 2007. (6)

10.15*	Offer Letter Agreement by and between Registrant and Duston M. Williams dated May 1, 2006. (2)

10.16*	Offer Letter Agreement by and between Registrant and Scott A. Chandler dated February 26, 2003. (5)

10.17*	Offer Letter Agreement by and between Registrant and Michael O. McCarthy III dated January 16, 2003. (5)

10.18*	Form of Restricted Stock Unit Agreement under 2007 Equity Incentive Plan of the Registrant. (8)

10.19*	Form of Restricted Stock Unit Agreement for International Based Employees under 2007 Equity Incentive Plan of the Registrant. (8)

Exhibit No.	Description

14.1	Code of Ethics. (7)

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which executive officers are eligible to participate and directors in regards to Items 10.2 and 10.3.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been submitted separately to the SEC.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on June 12, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007, as amended.
(3)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on March 9, 2007.
(4)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 4, 2007.
(5)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
(6)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 19, 2008.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on July 25, 2008.
(9)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on February 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2009

Infinera Corporation Registrant

By:	/s/ DUSTON M. WILLIAMS
Duston M. Williams
Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAGDEEP SINGH	/s/ ALEXANDRE BALKANSKI
Jagdeep Singh	Alexandre Balkanski
Chairman, President and Chief Executive Officer February 11, 2009	Director February 11, 2009

/s/ DUSTON M. WILLIAMS	/s/ KENNETH A. GOLDMAN
Duston M. Williams	Kenneth A. Goldman
Chief Financial Officer, Principal Financial and Accounting Officer February 11, 2009	Director February 11, 2009

/s/ REED E. HUNDT	/s/ HUGH C. MARTIN
Reed E. Hundt	Hugh C. Martin
Director February 11, 2009	Director February 11, 2009

/s/ DAN MAYDAN, PH.D.	/s/ CARL REDFIELD
Dan Maydan, Ph.D.	Carl Redfield
Director February 11, 2009	Director February 11, 2009