Form 10-Q
period 2009-03-28
INFINERA CORP
filed 2009-05-07
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, 95.4 million shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 28, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$153,371	$166,770
Short-term investments	79,927	68,232
Short-term restricted cash	31	720
Accounts receivable, net of allowance for doubtful accounts of $1,700 as of March 28, 2009 and December 27, 2008	44,837	69,354
Other receivables	952	1,085
Inventories, net	64,481	58,986
Deferred inventory costs	1,321	1,744
Prepaid expenses and other current assets	6,751	6,311

Total current assets	351,671	373,202
Property, plant and equipment, net	48,583	46,820
Intangible assets	1,209	1,276
Deferred inventory costs, non-current	2,181	2,493
Long-term investments	70,651	74,684
Long-term restricted cash	2,483	2,179
Other non-current assets	6,341	6,413

Total assets	$483,119	$507,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,258	$34,048
Accrued expenses	16,275	16,092
Accrued compensation and related benefits	9,453	13,472
Accrued warranty	5,392	5,205
Deferred revenue	13,708	14,683

Total current liabilities	73,086	83,500
Accrued warranty, non-current	4,310	4,735
Deferred revenue, non-current	6,886	7,724
Other long-term liabilities	6,551	5,645
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares - 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value
Authorized shares – 500,000 as of March 28, 2009 and December 27, 2008 Issued and outstanding shares – 95,077 as of March 28, 2009 and 94,163 as of December 27, 2008	95	94
Additional paid-in capital	711,510	699,705
Accumulated other comprehensive loss	(4,253)	(3,598)
Accumulated deficit	(315,066)	(290,738)

Total stockholders’ equity	392,286	405,463

Total liabilities and stockholders’ equity	$483,119	$507,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Revenue:
Product	$59,148	$64,128
Ratable product and related support and services	1,469	72,386
Services	5,963	1,739

Total revenue	66,580	138,253
Cost of revenue:
Cost of product	43,865	39,665
Cost of ratable product and related support and services	730	35,831
Cost of services	2,015	1,190

Total cost of revenue	46,610	76,686

Gross profit	19,970	61,567

Operating expenses:
Sales and marketing	11,123	10,246
Research and development	21,997	18,293
General and administrative	10,127	8,417
Amortization of intangible assets	37	37

Total operating expenses	43,284	36,993

Income (loss) from operations	(23,314)	24,574
Other income (expense), net:
Interest income	918	3,303
Interest expense	—	(3)
Other gain (loss), net	(1,814)	880

Total other income (expense), net	(896)	4,180

Income (loss) before income taxes	(24,210)	28,754
Provision for income taxes	118	1,160

Net income (loss)	$(24,328)	$27,594

Net income (loss) per common share:
Basic	$(0.26)	$0.30

Diluted	$(0.26)	$0.29

Weighted average shares used in computing net income (loss) per common share:
Basic	94,275	91,250

Diluted	94,275	96,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(24,328)	$27,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,878	2,616
Accretion of investment discount	14	(461)
Stock-based compensation expense	6,736	4,933
Put Rights	1,967	—
Unrealized holding gains for trading securities	(972)	—
Excess tax benefit from stock option transactions	—	(71)
Tax benefit from stock option transactions	—	235
Gain on disposal of assets	(15)	(332)
Other gain	—	(33)
Changes in assets and liabilities:
Accounts receivable	24,659	(3,989)
Inventories, net	(4,880)	(1,023)
Prepaid expenses and other current assets	(491)	410
Deferred inventory costs	668	22,805
Other non-current assets	59	(1,220)
Accounts payable	(5,276)	5,792
Accrued liabilities and other expenses	(2,899)	(9,529)
Deferred revenue	(1,813)	(38,943)
Accrued warranty	(238)	1,035

Net cash provided by (used in) operating activities	(2,931)	9,819
Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(31,629)	(78,300)
Proceeds from sales of available-for-sale investments	—	58,636
Proceeds from maturities of investments and restricted cash	22,804	36,600
Proceeds from disposal of assets	49	332
Purchase of property and equipment	(5,960)	(2,481)

Net cash provided by (used in) investing activities	(14,736)	14,787
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,335	6,044
Excess tax benefit from stock option transactions	—	71
Repurchase of common stock	(8)	(3)

Net cash provided by financing activities	4,327	6,112

Effect of exchange rate changes on cash	(59)	3
Net change in cash and cash equivalents	(13,399)	30,721
Cash and cash equivalents at beginning of period	166,770	91,209

Cash and cash equivalents at end of period	$153,371	$121,930

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$3
Cash paid for income taxes	$942	$63

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

Basis of Financial Statements

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of March 28, 2009, the condensed consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008, and the condensed consolidated statements of cash flows for the three months ended March 28, 2009 and March 29, 2008 are unaudited. The condensed consolidated balance sheet as of December 27, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 27, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of March 28, 2009, the condensed consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008, and the condensed consolidated statements of cash flows for the three months ended March 28, 2009 and March 29, 2008.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement and classification of investments, cash, cash equivalents and short and long-term investments and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

3.	Accounting Changes

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 amends FASB Statement No. 157, “Fair Value Measurement” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. It also provided additional guidance on circumstances that may indicate that a transaction is not orderly, and required additional disclosure about fair value measurements in annual and interim reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP 157-4 will have on its financial statements and disclosures.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 (“FSP 107-1”), “Interim Disclosures About Fair Value of Financial Instruments.” FSP 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB Statement No. 107 (“FAS 107”), “Disclosure about Fair Value of Financial Instruments.” FSP 107-1 extends the disclosure requirements of FAS 107 to interim financial statements of publicly traded companies. Additionally, FSP 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP 107-1 will have on its financial statements and disclosures.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provided new guidance on the recognition and presentation of an Other Than Temporary Impairment (“OTTI”) and related disclosure requirements. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP 115-2 will have on its financial statements and disclosures.

4.	Summary of Significant Accounting Policies

The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

The Company’s networking products are generally integrated with software that is more than incidental to the functionality of the equipment. Accordingly, the Company accounts for revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes product revenue when all of the following have occurred: (1) it has entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectability is reasonably assured. Revenue is recognized net of cash discounts.

Substantially all of the Company’s product sales are sold in combination with software support services comprised of either software warranty or software subscription services. In addition, the Company periodically sells training, installation and deployment services, spares management and on-site hardware replacement services with its product sales. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and in addition, provides customers with rights to receive unspecified software product upgrades released during the support period. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessments, equipment installation and testing. Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements.

Product revenue consists of products that are sold without services or bundled products that are sold with services for which vendor specific objective evidence (“VSOE”) of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services, spares management and on-site hardware replacement services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, the Company had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest remaining support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. The Company determined that it had established VSOE of fair value for software subscription in the first quarter of 2008, for training and installation and deployment services in the second quarter of 2008 and for spares management and on-site hardware replacement services in the fourth quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, spares management and on-site hardware replacement services, the Company allocates revenue to

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining related service periods and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

Services revenue includes software subscription services, training, installation and deployment services, spares management and on-site hardware replacement services and extended hardware warranty services. Revenue from software subscription, spares management and on-site hardware replacement services and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. A majority of the Company’s customers have exercised the option to purchase software subscription services on an ongoing basis. Revenue related to training and installation and deployment services is recognized as the services are completed.

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

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”), the Company estimates the fair value of the stock options granted and rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years after the vesting commencement date. The Company’s ESPP typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008.

The Company makes a number of estimates and assumptions related to SFAS 123(R) including the following:

•

The expected forfeiture rate is estimated based on the Company’s historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate requires judgment, and to the extent actual forfeitures differ from expectations, changes in estimate will be recorded as an adjustment in the period when such estimates are revised. Actual results may differ substantially from the estimates.

•

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (“SAB 107”) due to increased liquidity of the underlying options in the post IPO era as compared to the Company’s historical grants.

•

Expected volatility of the Company’s stock is based on the weighted average implied and historical volatility of the Company’s peer group. The peer group is comprised of similar companies in the same industrial sector. Peer group data is used because the Company does not yet have sufficient historical volatility data for its own common stock.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In the future, when the Company gains sufficient historical volatility data and there is sufficient historical data on the actual term employees hold their options, the expected volatility and expected term will be derived based on this information and therefore may be subject to change. This could substantially change the grant-date fair value of future awards of stock options and ultimately the expense recorded by the Company.

The Company issued performance share units (“PSUs”) in the first quarter of 2009, as part of the Company’s annual refresh grant process. The PSUs entitle the Company’s executive officers and board members to receive a number of shares of the Company’s common stock based on the Company’s stock price performance over a three-year or four-year period as compared to the NASDAQ Composite index (“NASDAQ”) for the same periods. The PSUs vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ. This performance metric is classified as a market condition under FAS123(R). The Company estimates the fair value of the PSUs granted using the Monte Carlo simulation model and recognizes the related expenses on a straight-line amortization basis.

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible Company and NASDAQ stock price outcomes. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, expected volatility of NASDAQ, correlation between changes in the Company’s stock price and changes in NASDAQ, risk free interest rate, and expected dividends. Expected volatility of the Company’s stock is based on the weighted average implied and historical volatility of the Company’s peer group in the industry in which the Company does business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between the Company’s peer group stock price and NASDAQ price. The risk free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the price of NASDAQ on the grant date.

Employee Stock Options

During the three months ended March 28, 2009 and March 29, 2008, the Company granted options to employees and directors to purchase an aggregate of 1.5 million and 2.1 million shares of common stock, respectively, at weighted average exercise prices of $6.93 and $12.88 per share, respectively. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. Amortization of stock-based compensation for the three months ended March 28, 2009 and March 29, 2008 was approximately $4.0 million and $3.1 million, respectively, net of estimated forfeitures. As of March 28, 2009, the total compensation cost related to options granted under SFAS 123(R) to employees and directors but not yet amortized was $44.2 million, net of estimated forfeitures of $2.5 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

The ranges of estimated values of employee stock options granted, as well as ranges of assumptions used in calculating these values during the three months ended March 28, 2009 and March 29, 2008, were based on estimates as follows:

Three Months Ended
Employee and Director Stock Options	March 28, 2009	March 29, 2008
Volatility	68.6% - 72.5%	74%
Risk-free interest rate	2.13% - 2.38%	3.07% - 3.13%
Expected life	5.52 - 6.08 years	6.08 - 6.27 years
Estimated fair value	$4.06 - $5.87	$7.31 - $9.19

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Employee Stock Purchase Plan

Compensation costs related to the ESPP under FAS123(R) was approximately $0.8 million and $0.4 million for the three months ended March 28, 2009 and March 29, 2008, respectively, and the fair value of the ESPP shares were estimated at the date of grant using the following assumptions:

	Three Months Ended
Employee Stock Purchase Plan	March 28, 2009	March 29, 2008
Volatility	95%	65%
Risk-free interest rate	0.54%	2.12%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.83	$4.42

Restricted Stock Units

During the three months ended March 28, 2009 and March 29, 2008, the Company granted RSUs to employees to purchase an aggregate of 1.6 million and 1.3 million shares of common stock, respectively, at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of RSU stock-based compensation in the three months ended March 28, 2009 and March 29, 2008 was approximately $1.9 million and $0.8 million, respectively. As of March 28, 2009, total compensation cost related to RSU awards to employees but not yet amortized was approximately $30.5 million, net of estimated forfeitures of $4.4 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 3.8 years.

Performance Stock Units

During the three months ended March 28, 2009, the Company granted 2.4 million PSUs to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of the PSUs ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of PSU stock-based compensation in the three months ended March 28, 2009 was approximately $0.7 million. As of March 28, 2009, total compensation cost related to PSUs granted to members of the Company’s board of directors and executive officers, but not yet amortized was approximately $21.3 million, net of estimated forfeitures of $1.6 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 2.9 years.

The grant date fair value of PSUs was estimated using the Monte Carlo simulation model with the following assumptions:

Performance Stock Unit Grants	Three Months Ended March 28, 2009
Infinera volatility	70% - 75%
NASDAQ volatility	30% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.56 - 0.60
Estimated fair value	$9.65 - $10.76

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the effects of stock-based compensation related to awards granted to employees, members of the Company’s board of directors and other non-employees on the Company’s condensed consolidated balance sheets and statements of operations for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$1,801	$2,215
Stock-based compensation expense added to inventory	1,113	572
Stock-based compensation expenses recognized as cost of revenue	(497)	(718)
Stock-based compensation expense released from inventory to deferred inventory costs	—	(215)

Ending balance	$2,417	$1,854

Stock-based compensation effects in deferred inventory cost
Beginning balance	$101	$947
Stock-based compensation expense added from inventory	—	215
Stock-based compensation expense recognized as cost of revenue	(69)	(432)

Ending balance	$32	$730

Stock-based compensation effects in income (loss) before income taxes
Cost of revenue	$379	$208
Sales and marketing	1,414	850
Research and development	1,732	1,223
General and administrative	2,645	1,502

	6,170	3,783
Cost of revenue - amortization from balance sheet*	566	1,150

Total stock-based compensation expense	$6,736	$4,933

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

Inventory Valuation

Inventories, net consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand.

The Company’s inventory reserve balances for excess and obsolete inventory in the condensed consolidated balance sheets at March 28, 2009 and December 27, 2008 were $7.2 million and $6.3 million, respectively. The Company’s inventory reserve balances for lower of cost or market adjustment in the condensed consolidated balance sheets at March 28, 2009 and December 27, 2008 were $14.2 million and $5.0 million, respectively.

In valuing its deferred inventory costs, the Company considered the valuation of inventory using the guidance of Accounting Research Bulletin 43 “Restatement and Revision of Accounting Research Bulletins“ (“ARB 43”). In particular, the Company considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to value the deferred inventory costs and inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, the Company considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below cost, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At March 28, 2009 and December 27, 2008, the Company’s allowance for doubtful accounts was $1.7 million associated with accounts receivable deemed uncollectible relating to one customer.

Accrued Warranty

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods range from 1 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the application of those historical return rates to the Company’s in-warranty installed base. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company has software warranty support obligations to a small number of its customers and the costs associated with providing these software warranties are immaterial to the Company’s financial results as of March 28, 2009 and December 27, 2008.

Cash, Cash Equivalents and Short and Long-term Investments

The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments. At March 28, 2009 and December 27, 2008, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, adjustable rate securities (“ARS”) and Put Rights.

Available-for sale investments are stated at fair market value with unrealized gains and losses reported in Accumulated other comprehensive loss as a separate component in the accompanying condensed consolidated balance sheets under Stockholders’ equity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities“ (“SFAS 115”). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains are recognized when realized in the Company’s condensed consolidated statements of operations. Losses are recognized in the condensed consolidated statements of operations as realized or when the Company has determined that an other-than-temporary decline in fair value has occurred. Gains and losses are determined using the specific identification method. Trading securities investments are stated at fair value with unrealized gains and losses reported in earnings, in accordance with SFAS 115.

In accordance with SFAS No. 115, it is the Company’s policy to review its available-for-sale marketable debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company’s policy includes, but is not limited to, reviewing the length of time and extent to which the market value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and its intent and ability to retain its investment in the issuer for a sufficient period of time to allow for recovery in market value. If the Company believes that an other-than-temporary decline exists in one of its marketable debt securities, its policy is to write down these debt investments to the market value and record the related write-down as an investment loss on its condensed consolidated statements of operations. No other-than-temporary impairment charges were recorded in the three months ended March 28, 2009 and March 29, 2008.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fair Value Measurement and Classification of Investments

Effective December 30, 2007, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in the Company’s condensed consolidated financial statements are based on information available to us as of March 28, 2009.

In accordance with SFAS 157, the Company applies a fair value hierarchy based on three levels of inputs as follows:

Level I	-	Quoted prices in active markets for identical assets or liabilities.

Level II	-	Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In addition, Level II could include unobservable inputs that are not significant to the fair value of the assets or liabilities.

Level III	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures its cash equivalents, debt securities and Put Rights at fair value and classifies its securities in accordance with the fair value hierarchy of FAS 157.

The Company’s money market funds and U.S. treasuries are classified within Level I of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

The Company classifies its commercial paper, corporate bonds and U.S. agency notes within Level II of the fair value hierarchy as follows:

Corporate Bonds

The Company reviews trading activity and pricing for each of the corporate bond securities in its portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists in order to support Level I classification of these securities. When sufficient quoted pricing for identical securities is not available, the Company obtains market pricing and other observable market inputs for similar securities from a number of industry standard data providers. In instances where multiple prices exist for similar securities, these prices are used as inputs into a distribution-curve to determine the fair market value at period end. As a result, the Company classifies its corporate bonds as Level II of the fair value hierarchy.

Commercial Paper

The Company reviews market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. In the event that a transaction is observed for the same or similar security in the marketplace, the price on that transaction reflects the market price and fair value on that day and then follows a revised accretion schedule to determine the fair market value at period end. In the absence of any observable market transactions for a particular security, the fair market value at period end is derived by accreting from the last observable market price. These inputs represent quoted prices for similar assets or these inputs have been derived from observable market data accreted mathematically to par, and result in the classification of these securities as Level II of the fair value hierarchy.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

U.S. Agency Notes

The Company reviews trading activity and pricing for its U.S. agency notes as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from a number of industry standard data providers. These inputs represent quoted prices for similar assets or liabilities in active markets or these inputs have been derived from observable market data, and result in the classification of these securities as Level II of the fair value hierarchy.

The Company classifies its ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

ARS holdings are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The recent uncertainties in the credit markets have affected all of the Company’s ARS investments and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of March 28, 2009 and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of March 28, 2009, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities would be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 basis points (“bps”) for AAA rating securities and 150 bps for A3 rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a total of 300 bps for AAA rated securities and a total of 500 bps for A3 rated securities, which included an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and the credit rating of the securities. A majority of the Company’s ARS were AAA rated, except for $12.0 million (par value) of securities held with a single issuer whose credit rating was downgraded to an A3 rating during the first quarter of 2009. The Company’s ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The Company therefore considered any non-performance risk associated with the securities to be limited as of the measurement date.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 14.7 years to 26.3 years.

Put Rights

Put Rights associated with the Company’s UBS ARS holdings are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. The Company performed its own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of March 28, 2009 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on the Company’s current intent to exercise its Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 bps for AAA rating securities and 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by a total of 260 bps which represented a discount factor to reflect UBS credit risk and its potential inability to perform its obligations under the Put Rights agreement.

The Company believes that the fair value of its ARS and Put Rights could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. In particular, the discount rate was negatively impacted by 80 bps related to UBS’ credit risk during the three months ended March 28, 2009, which resulted in a $1.0 million net loss in the Company’s condensed consolidated statements of operations. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in a $0.2 million net loss in the Company’s condensed consolidated statements of operations as of March 28, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on the Company’s condensed consolidated statements of operations.

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At March 28, 2009 and December 27, 2008, certain of the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investments and trade receivables. Investment policies have been implemented that limit investments to investment grade securities.

At March 28, 2009, the Company held $75.7 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. At March 28, 2009, a majority of the $75.7 million (par value) ARS that the Company held were AAA rated, except for $12.0 million (par value) of ARS that were downgraded to an A3 rating during the first quarter of 2009. All of the Company’s ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. See Note 5, “Fair Value Measurements,” to the Notes to Condensed Consolidated Financial Statements for more information.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The risk with respect to trade receivables is mitigated by ongoing credit evaluations that the Company performs on its customers. As the Company expands its sales internationally, it may experience increased levels of customer credit risk associated with those regions. Collateral is generally not required for trade receivables but may be used in the future to mitigate credit risk associated with customers located in certain geographical regions. Level 3 Communications (“Level 3”) accounted for approximately 30% and 34% of the Company’s revenue in the three months ended March 28, 2009 and March 29, 2008, respectively. In the three months ended March 28, 2009, the Company had no other customer that represented over 10% of the Company’s revenue. In the three months ended March 29, 2008, the Company had one other customer that represented over 10% of the Company’s revenue.

At March 28, 2009, the Company had amounts due from one customer that represented over 10% of the Company’s accounts receivable balance. At December 27, 2008, the Company had amounts due from two customers that represented over 10% of the Company’s accounts receivable balance.

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

Foreign Currency Translation and Transactions

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the accompanying condensed consolidated balance sheet. Foreign denominated monetary accounts have been re-measured to the U.S. dollar. Aggregate foreign currency transaction losses recorded in the three months ended March 28, 2009 was $0.8 million. Aggregate foreign currency transaction gains (losses) recorded in the three months ended March 29, 2008 were not material.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

5.	Fair Value Measurements

A summary of the carrying values and balance sheet classification was as follows as of March 28, 2009 and December 27, 2008:

	March 28, 2009	December 27, 2008
	(In thousands)
Cash in banks	$106,363	$26,885
Restricted cash	2,514	2,899

Total cash and cash equivalents and restricted cash	$108,877	$29,784

Available-for-sale investments	$133,827	$218,047
Trading securities	49,860	48,888
Put Rights	13,899	15,866

Total investments	$197,586	$282,801

Total cash and cash equivalents, investments and restricted cash	$306,463	$312,585

Reported as:
Cash and cash equivalents	$153,371	$166,770
Short-term investments	79,927	68,232
Short-term restricted cash	31	720
Long-term investments	70,651	74,684
Long-term restricted cash	2,483	2,179

Total cash and cash equivalents, investments and restricted cash	$306,463	$312,585

Investments were as follows as of March 28, 2009 and December 27, 2008:

	March 28, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
Money market funds	$37,010	$—	$—	$37,010
Commercial paper	49,635	2	(43)	49,594
Corporate bonds	23,552	33	(235)	23,350
U.S. agency notes	5,000	—	—	5,000
U.S. treasuries	11,986	—	(5)	11,981
ARS	10,000	—	(3,108)	6,892

Total available-for-sale investments	137,183	35	(3,391)	133,827
ARS—trading securities	65,650	—	(15,790)	49,860
Put Rights	—	13,899	—	13,899

Total investments	$202,833	$13,934	$(19,181)	$197,586

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	51,581	—	(52)	51,529
Corporate bonds	25,578	49	(183)	25,444
U.S. treasuries	41,443	13	—	41,456
ARS	10,000	—	(2,639)	7,361

Total available-for-sale investments	220,859	62	(2,874)	218,047
ARS—trading securities	65,650	—	(16,762)	48,888
Put Rights	—	15,866	—	15,866

Total investments	$286,509	$15,928	$(19,636)	$282,801

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Commercial paper and corporate bond investments have a contractual maturity term of less than one year, while ARS have contractual maturity terms of up to 38 years. Realized gains (losses) on short and long-term investments were not material for the three months ended March 28, 2009 and March 27, 2008.

As of March 28, 2009, the Company held $75.7 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. At March 28, 2009, a majority of the $75.7 million (par value) ARS that the Company held was AAA rated, except for $12.0 million (par value) of ARS holdings that were downgraded to an A3 rating during the first quarter of 2009. All of the Company’s ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provides the Company with the Put Rights to sell UBS $65.7 million of the Company’s ARS portfolio at par value, which the Company purchased through UBS, at any time during a two-year sale period beginning June 30, 2010.

By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (“Call Right”). UBS has agreed to pay the Company the par value of its ARS within one day of settlement of any Call Right transaction. The Company’s Put Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat this portion of the ARS portfolio as trading securities and elected to measure the Put Rights at fair value under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115“ (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. This allows any changes in the fair value of the Put Rights to be offset partially with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations. The ARS covered by the UBS settlement and the related Put Rights are revalued to fair market value on a quarterly basis. For the three months ended March 28, 2009, the Company recorded a $2.0 million decrease in the fair value of the Put Rights and $1.0 million unrealized holding gain to ARS trading securities in its condensed consolidated statements of operations. The Company recorded an unrealized loss of $3.1 million under Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ equity as of March 28, 2009 related to the remaining $10.0 million of the Company’s ARS which are not subject to the UBS settlement. The impairment on the remaining $10.0 million of ARS was deemed to be temporary based on the following factors: these securities were AAA or A3 rated, mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program; the failed auctions resulted in a lack of liquidity in the ARS but do not affect the underlying collateral of these securities; and the Company believes that given its current level of funding and the high credit quality of these securities, it is in a position to hold them until the Company can recover par value.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of March 28, 2009 and December 27, 2008:

	March 28, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Available-for-sale investments:
Money market funds	$37,010	$—	$—	$37,010
Commercial paper	—	49,594	—	49,594
Corporate bonds	—	23,350	—	23,350
U.S. agency notes	—	5,000	—	5,000
U.S. treasuries	11,981	—	—	11,981
ARS	—	—	6,892	6,892

Total available-for-sale investments	$48,991	$77,944	$6,892	$133,827
Trading securities	—	—	49,860	49,860
Put Rights	—	—	13,899	13,899

Total investments measured at fair value	$48,991	$77,944	$70,651	$197,586

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 27, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Available-for-sale investments:
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	—	51,529	—	51,529
Corporate bonds	—	25,444	—	25,444
U.S. treasuries	41,456	—	—	41,456
ARS	—	—	7,361	7,361

Total available-for-sale investments	$133,713	$76,973	$7,361	$218,047
Trading securities	—	—	48,888	48,888
Put Rights	—	—	15,866	15,866

Total investments measured at fair value	$133,713	$76,973	$72,115	$282,801

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three months ended March 28, 2009:

	December 27, 2008	Payment, Purchases (Sales), Net		Transfers In (Out), Net	Gains (Losses)			March 28, 2009
					Realized	Unrealized
	(In thousands)
Available-for-sale adjustable rate securities	$7,361	$		$—	$—	$(469	)(1)	$6,892
Trading adjustable rate securities	48,888		—	—	—	972	(2)	49,860
Put Rights	15,866		—	—	—	(1,967	)(3)	13,899

Total	$72,115		$—	$—	$—	$(1,464)		$70,651

(1)

Unrealized losses associated with Level III financial instruments were classified as Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ equity at March 28, 2009.

(2)

Unrealized holding gains for auction rate securities classified as trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations for the quarter ended March 28, 2009.

(3)

Decrease in the fair value of the Put Rights associated with Level III financial instruments was included in Other gain (loss), net in the accompanying condensed consolidated statements of operations for the quarter ended March 28, 2009.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three months ended March 29, 2008:

	December 29, 2007	Purchases (Sales), Net	In (Out), Net	Gains (Losses)			March 29, 2008
				Realized	Unrealized
	(In thousands)
Available-for-sale adjustable rate securities	$96,150	$(20,500)	$—	$—	$(4,094	)(1)	$71,556

(1)

Unrealized losses associated with Level III financial instruments were classified as Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ equity at March 29, 2008.

6.	Balance Sheet Components

Restricted Cash

As of March 28, 2009, the Company had long-term restricted cash of $2.5 million. As of December 27, 2008, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.2 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Inventories, Net

Inventories, net consist of the following:

	March 28, 2009	December 27, 2008
	(In thousands)
Raw materials	$7,678	$9,107
Work in process	43,203	37,902
Finished goods	13,600	11,977

Total inventory	$64,481	$58,986

Included in finished goods inventory at March 28, 2009 and December 27, 2008 were $4.2 million and $2.4 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	March 28, 2009	December 27, 2008
	(In thousands)
Computer hardware	$5,403	$5,304
Computer software	4,532	4,083
Laboratory and manufacturing equipment	73,537	68,830
Furniture and fixtures	606	644
Leasehold improvements	14,709	14,203

	98,787	93,064
Less accumulated depreciation and amortization	(50,204)	(46,244)

Property, plant and equipment, net	$48,583	$46,820

Property, plant and equipment, net includes approximately $1.0 million in asset retirement obligations recorded as of March 28, 2009 and December 27, 2008. These asset retirement obligations are related to various office leases in California, Maryland and Pennsylvania.

Accrued Expenses

Accrued expenses are comprised of the following:

	March 28, 2009	December 27, 2008
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$3,376	$2,257
Taxes payable	6,502	7,332
Other accrued expenses	6,397	6,503

Total accrued expenses	$16,275	$16,092

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7.	Comprehensive Income (Loss)

Total comprehensive income (loss) consists of other comprehensive loss and net income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in Accumulated other comprehensive loss in the condensed consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows:

	March 28, 2009	December 27, 2008
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(896)	$(786)
Accumulated net unrealized holding loss on available-for-sale investments	(3,357)	(2,812)

Total accumulated other comprehensive loss	$(4,253)	$(3,598)

The following table reconciles net income (loss) to comprehensive income (loss) for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Net income (loss)	$(24,328)	$27,594
Other comprehensive loss	(655)	(3,929)

Total comprehensive income (loss)	$(24,983)	$23,665

8.	Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share was computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units and performance stock units, assumed exercise of outstanding warrants, and assumed issuance of stock under the stock purchase plan using the treasury stock method.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except per share amounts)
Numerator - Basic and Diluted
Net income (loss)	$(24,328)	$27,594
Denominator
Basic weighted average common shares outstanding	94,275	91,250
Effect of dilutive securities:
Employee equity plans	—	5,015
Warrants to purchase common stock	—	427

Diluted weighted average common shares outstanding	94,275	96,692

Net income (loss) per common share - basic	$(0.26)	$0.30

Net income (loss) per common share - dilutive	$(0.26)	$0.29

The Company incurred a net loss for the three months ended March 28, 2009. Potential common shares from stock awards totaling 18.4 million shares were not included in the net loss per common share calculation, as their inclusion would have been antidilutive. For the three months ended March 29, 2008, the Company excluded 5.7 million shares of outstanding stock awards from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock.

9.	Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following:

	March 28, 2009	December 27, 2008
	(In thousands)
Deferred ratable product and related support and services, current	$4,478	$6,413
Deferred services revenue, current	9,230	8,270

Deferred revenue—current	13,708	14,683
Deferred ratable product and related support and services, non-current	5,669	7,724
Deferred services revenue, non-current	1,217	—

Deferred revenue—non-current	6,886	7,724

Total deferred revenue	$20,594	$22,407

Deferred inventory costs, current	$1,321	$1,744
Deferred inventory costs, non-current	2,181	2,493

Total deferred inventory costs	$3,502	$4,237

Deferred ratable product and related support and services revenue primarily consists of revenue on transactions where VSOE of fair value of support and other services has not been established at the time of shipment and, therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period. Deferred services revenue primarily consists of invoiced services which will be amortized over the remaining contractual period.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10.	Commitments and Contingencies

Contractual Obligations

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of March 28, 2009 and December 27, 2008, these non-cancelable purchase commitments were $23.4 million and $17.3 million, respectively. The contractual obligation table below excludes the Company’s FIN 48 tax liabilities of $0.5 million because it is unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

The following is a summary of the Company’s contractual obligations as of March 28, 2009:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations	$23,357	$23,357	$—	$—	$—
Operating leases	14,759	4,351	6,228	2,676	1,504

Total contractual obligations	$38,116	$27,708	$6,228	$2,676	$1,504

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

As of March 28, 2009, there was a total of 5,916,218 shares available for grant under the Company’s 2000 Stock Plan (“2000 Plan”) and 2007 Equity Incentive Plan (“2007 Plan”), as applicable. The Company does not intend to grant any additional options or other awards under the 2000 Plan. As of March 28, 2009, 4,439,846 shares were available for grant under the 2007 Plan.

The following tables summarize the Company’s stock award activity and related information for the three months ended March 28, 2009:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	11,366	$8.13	$34,125
Options granted	1,538	$6.93
Options exercised	(181)	$1.82	$989
Options canceled	(105)	$10.82

Outstanding at March 28, 2009	12,618	$8.05	$28,113

Vested and expected to vest	12,369		$28,682

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	2,298	$13.71	$19,646
RSUs granted	1,613	$6.76
RSUs released	(49)	$14.30	$441
RSUs canceled	(60)	$14.26

Outstanding at March 28, 2009	3,802	$10.75	$28,437

Vested and expected to vest	3,413		$25,531

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	—	—	—
PSUs granted	2,376	$9.94	$17,774

Outstanding at March 28, 2009	2,376	$9.94	$17,774

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $7.48 at March 28, 2009 and the exercise price of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

During the three months ended March 28, 2009, the Company granted 2.4 million shares of PSUs to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of the PSUs ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period.

12.	Income Taxes

The effective tax rate of (0.5)% for the three month period ended March 28, 2009 differs from the statutory rate of 35% primarily related to unbenefited U.S. losses, non-deductible stock compensation charges under SFAS No. 123(R) and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits due to the enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 28, 2009 and December 27, 2008. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

13.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
North America	$49,324	$111,368
Europe, Middle East and Africa	15,663	24,804
Asia Pacific	1,593	2,081

Total revenue	$66,580	$138,253

Property, plant and equipment, net

	March 28, 2009	December 27, 2008
	(In thousands)
North America	$46,820	$45,489
Asia Pacific	1,763	1,331

Total property, plant and equipment, net	$48,583	$46,820

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

14.	Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates the fair value of the Company’s hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the three months ended March 28, 2009 and March 29, 2008 are summarized below.

	Three Months Ended
	March 28, 2009		March 29, 2008
	(In thousands)
Balance at the beginning of the period	$9,940		$9,992
Charges to operations	2,644		2,845
Utilization	(1,362)		(1,645)
Change in estimate	(1,520	)(1)	(165)

Balance at the end of the period	$9,702		$11,027

(1)

This favorable change in estimate primarily represented lower than expected costs of replacing defective products due to increased usage of lower cost repaired products in the repair process and reductions in the costs associated with repairing those units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins expenses, or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services; statements related to capital expenditures; statements related to future economic conditions or performance; statements related to market growth; statements related to repayment of our adjustable rate securities; statements related to the timing of achieving vendor specific objective evidence; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our annual report on Form 10-K for the year ended December 27, 2008 filed on February 17, 2009. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Condensed Consolidated Financial Data” and condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

Our goal is to establish our Digital Optical Network, based on photonic integrated circuits, as a leading architecture for optical communications networks. We believe that photonic integrated circuits will significantly change optical communications networks in a fashion similar to the integrated circuit’s impact on electronics beginning in the 1950’s. As of March 28, 2009, we have sold our DTN System for deployment in the optical networks of 58 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3 Communications (“Level 3”). We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In three months ended March 28, 2009 and March 29, 2008, Level 3 accounted for approximately 30% and 34% of our revenue, respectively.

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

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our product and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 96% and 97% of our revenue from direct sales to customers for the three months ended March 28, 2009 and March 29, 2008, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our historical revenue trends have been significantly impacted by the timing of our attainment of vendor specific objective evidence (“VSOE”) of fair value for most of our services and are not indicative of revenue trends in 2009 and future periods. Prior to the first quarter of 2008, revenue from product sales sold in combination with services (“bundled product sales”) was deferred and recognized ratably over a period of approximately one year. This resulted in the accumulation of $174.4 million of deferred revenue and $81.6 million of associated deferred inventory costs on the balance sheet as of December 29, 2007. We recognized $165.8 million of this deferred revenue and $78.4 million of associated deferred inventory costs in 2008. In addition, the attainment of VSOE of fair value for most of our services beginning in the first quarter of 2008 required us to recognize a majority of our 2008 product sales as revenue in the period in which the bundled products were accepted by the customer. The combined effect of the recognition of the deferred revenue from prior periods and the upfront recognition of revenue from bundled product sales in 2008 resulted in increased levels of revenue, gross margin and net income for 2008. We do not expect to recognize significant amounts of product related deferred revenue and deferred gross profit in the future.

The table below illustrates our 2008 results excluding the impact of the recognition of deferred amounts from prior periods:

	Year Ended December 27, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except gross margin)
Revenue	$519,212	$(165,787)	$353,425
Cost of revenue	285,657	(78,401)	207,256

Gross profit	$233,555	$(87,386)	$146,169
Gross margin	45%		41%
Income (loss) from operations	$73,433	$(87,386)	$(13,953)
Net income (loss)	$78,728	$(87,386)	$(8,658)

We believe that these adjusted amounts are more indicative of the revenue and gross margins generated directly from our 2008 sales and invoiced shipment activities. We expect our future product revenues and gross margins to approximate our invoiced shipment results with no further significant releases of deferred amounts from prior periods. Our future product revenues will therefore be largely driven by our underlying invoiced shipment trends. Our near term year-over-year and quarter-over-quarter growth in invoiced shipments will likely be volatile and may be impacted by several factors including general economic and market conditions, the timing of large product deployments, acquisitions of new customers and development of new products.

We will continue to make significant investments in the business, and management believes that operating expenses will be approximately $45 million to $50 million per quarter for the remainder of 2009.

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

The following table illustrates our revenue for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Revenue:
Product	$59,148	$64,128
Ratable product and related support and services	1,469	72,386
Services	5,963	1,739

Total revenue	$66,580	$138,253

Total Revenue. Total revenue for the first quarter of 2008 of $138.3 million was unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in a $42.7 million increase in revenue related to a reduction in the deferred revenue balance during the period. Excluding this deferred revenue impact, revenue for the first quarter of 2008 would have been $95.5 million. This compares to total revenue of $66.6 million for the first quarter of 2009. This reduction in total revenue was primarily due to a recent trend of reduced sales of our DTN Systems to existing customers and the fact that a number of large deployments with new customers had not been completed at the end of the quarter. Although we expect to recognize revenue related to these large deployments in the second and third quarters of 2009, we expect this increase to continue to be somewhat offset by lower revenues from existing customers.

Product Revenue. Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transaction.” We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training, installation and deployment services, spares management and on-site hardware replacement services is determined by reference to the price the customer will be required to pay when these services are sold separately.

As discussed above, we attained VSOE of fair value for software subscription services in the first quarter of 2008. This resulted in the recognition of $64.1 million of product revenue in the period, from sales of bundled products and services where software subscription was the only undelivered element. As of March 29, 2008, we had not established VSOE for training, software warranty and installation and deployment services. For arrangements where the undelivered elements included any of these services, and all other revenue recognition criteria had been met, revenue was deferred and recognized ratably over the longest undelivered service period until all of the services had been delivered. The weighted average service period for these sales was approximately 90 days in the first quarter of 2008. Revenue from these arrangements was included in ratable product and related support and services revenue.

As of the first quarter of 2009, we had established VSOE of fair value for most of our services and as a result have recognized the majority of our product sales for the quarter as product revenue at the time of customer acceptance. This resulted in the recognition of $59.1 million of product revenue for the quarter and reflects a reduction in underlying invoiced shipments for the period. This was primarily due to a recent trend of reduced sales of our DTN Systems to existing customers and the fact that a number of large deployments with new customers had not been completed at the end of the quarter. Although we expect to recognize revenue related to these large deployments in the second and third quarters of 2009, we expect this increase to continue to be somewhat offset by lower revenues from existing customers.

Ratable Product and Related Support and Services Revenue. Substantially all of our product sales are sold in combination with support services, which consist of software warranty or software subscription services. In addition, we have sold training and installation and deployment services with a significant number of these bundled sales.

VSOE of fair value for support services, training and installation and deployment services is determined by reference to the price the customer is required to pay when these services are sold separately. Support services are comprised of software warranty and software subscription services. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and provides customers with rights to receive unspecified software product upgrades released during the support period. In order to establish VSOE for these services, we were required to establish a history of selling these services separately at a consistent price.

In the first quarter of 2008, we established VSOE for software subscription services only. As a result, we were no longer required to ratably recognize product revenue for sales transactions where products were sold with software subscription. Product revenue from these transactions was recognized upon acceptance, and software subscription service revenue was deferred and recognized over the term of the arrangement which is generally 12 months. In instances where acceptance of the product occurred upon formal written acceptance, revenue was deferred until such written acceptance had been received. Revenue allocated to product sales was included in product revenue; revenue allocated to services was included in services revenue. However, when these transactions also included undelivered training or installation and deployment services for the period, product revenue was deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services were complete. Upon completion of these services, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee was recognized as ratable product and related support and services revenue.

The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 resulted in a large proportion of the underlying invoiced shipments being recognized as revenue in that period. Product revenue increased due to our ability to recognize and allocate revenue related to bundled shipments where software subscription was the only undelivered element. In addition, the weighted average revenue deferral period for current period shipments of bundled products and services was approximately 90 days. These changes resulted in a significant increase in the amount of ratable revenue recognized from invoiced shipments in the first quarter of 2008 and a significant reduction in additions to the deferred revenue balance for the period. This change combined with a reduction in the deferred revenue balance of $42.7 million resulted in the recognition of $72.4 million of ratable revenue in the first quarter of 2008.

As of the first quarter of 2009, we had established VSOE of fair value for most of our services and as a result have recognized the majority of invoiced shipments for the quarter as product revenue at the time of customer acceptance. Ratable revenue for the period related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established and amounted to $1.5 million for the quarter.

Services Revenue. Services revenue is comprised of (1) revenue related to bundled services for which VSOE of fair value has been established, (2) revenue related to services which were sold on a standalone basis or (3) revenue related to extended hardware warranty and other non-bundled services. Following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008, attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008 and the attainment of VSOE of fair value for spares management and on-site hardware replacement services in the fourth quarter of 2008, we have recognized revenue from delivered training and installation and deployment services, software subscription services, spares management services, and on-site hardware replacement services as services revenue in our condensed consolidated statements of operations.

Deferred Revenue. Following the attainment of VSOE of fair value on software subscription in the first quarter of 2008, the attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, and the attainment of VSOE of fair value for spares management and on-site hardware replacement services in the fourth quarter of 2008, the majority of our invoiced shipments are recognized as revenue in the same period in which they are accepted by the customer. As a result, our future ratable deferred revenue balance will represent a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established.

Our services deferred revenue balance relates to deferred software subscription, extended hardware warranty and spares management and on-site hardware replacement services sales which will be recognized as service revenue on a ratable basis over the remaining contractual period and also relates to deferred training and deployment and installation services which will be recognized as services revenue upon delivery of the services.

The following table illustrates the increase (decrease) in deferred revenue for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended March 28, 2009
Deferred Revenue	Pre Mar 29, 2008 Ratable and Product Revenue	Post Mar 29, 2008 Ratable and Product Revenue	Services	Total
		(In thousands)
Beginning balance	$8,650	$4,177	$9,580	$22,407
Additions to deferred revenue	—	209	5,453	5,662
Amortization to revenue	(1,944)	(945)	(4,586)	(7,475)

Ending balance	$6,706	$3,441	$10,447	$20,594

Change in deferred revenue balance	$(1,944)	$(736)	$867	$(1,813)

	Three Months Ended March 29, 2008
Deferred Revenue	Product /Ratable Revenue	Services Revenue	Total
	(In thousands)
Beginning balance	$174,437	$—	$174,437
Additions to deferred revenue	29,639	4,561	34,200
Amortization to revenue	(72,387)	(756)	(73,143)

Ending balance	$131,689	$3,805	$135,494

Change in deferred revenue balance	$(42,748)	$3,805	$(38,943)

Cost of Revenue

Our cost of revenue is comprised of three components: cost of product revenue, cost of ratable product and related support and services revenue and cost of services revenue.

The following table illustrates our cost of revenue for the specified periods:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Cost of revenue:
Cost of product	$43,865	$39,665
Cost of ratable product and related support and services	730	35,831
Cost of services	2,015	1,190

Total cost of revenue	$46,610	$76,686

Total Cost of Revenue. Total cost of revenue consists primarily of the costs of manufacturing network components, such as personnel costs, stock-based compensation, raw materials, overhead, services costs and period costs. Period costs consist primarily of freight and logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, LCM adjustments, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated. All other costs of revenue are recognized in the same period as the corresponding revenue. Included in cost of revenue for the three months ended March 28, 2009 and March 29, 2008 were inventory write-downs for excess and obsolete inventory of $2.5 million and $1.4 million, respectively. The increase in inventory write-downs of $1.1 million in the first quarter of 2009 was primarily due to a $1.0 million supplier quality issue identified in the period. This quality issue also resulted in additional warranty reserves in the period of approximately $0.8 million. We may experience some increase in inventory write-downs in future periods as we complete a number of major product transitions. In addition, the cost of some of our products may increase in future periods due to changes in yields and production volumes for those products.

The initial deployment of our DTN System involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or are reasonably estimated. We refer to this loss as a lower of cost or market adjustment, or LCM adjustment. Total cost of revenue for the three months ended March 28, 2009 includes inventory write-downs for LCM adjustments of $9.9 million and accrued losses on purchase commitments of $0.6 million. LCM adjustments and accrued losses on purchase commitments in the first quarter of 2008 were immaterial. This increase in LCM adjustments in the first quarter of 2009 partially resulted from lower forecasted average selling prices (“ASPs”) on common equipment deployments for a number of large new customers and for one large existing customer.

Cost of Product Revenue. Cost of product revenue consists of the costs of manufacturing network components, such as personnel costs, stock-based compensation, raw materials, overhead and period costs related to those sales recognized as product revenue in the period. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, lower of cost or market or LCM adjustments, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated.

Cost of Ratable Product and Related Support and Services Revenue. Cost of ratable revenue consists primarily of the costs of manufacturing our network equipment, including personnel costs, stock-based compensation, raw materials, overhead and period costs related to those sales recognized as ratable revenue as described above. Period costs associated with ratable revenue are recognized in the period in which they are incurred or can be reasonably estimated. All other costs of ratable revenue are initially recorded as deferred inventory costs and are subsequently recognized in the same period as the corresponding revenue.

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

The following table illustrates the increase (decrease) in our deferred inventory cost for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended March 28, 2009
Deferred Inventory Cost	Pre Mar 29, 2008 Ratable and Product Cost	Post Mar 29, 2008 Ratable and Product Cost	Total
	(In thousands)
Beginning balance	$3,221	$1,016	$4,237
Additions to deferred cost of revenue	—	1	1
Amortized to cost of revenue	(419)	(317)	(736)

Ending balance	$2,802	$700	$3,502

Change in deferred inventory cost balance	$(419)	$(316)	$(735)

Deferred Inventory Cost	Three Months Ended March 29, 2008
(In thousands)
Beginning balance	$81,622
Additions to deferred cost of revenue	11,162
Amortized to cost of revenue	(34,184)

Ending balance	$58,600

Change in deferred inventory cost balance	$(23,022)

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

The following table illustrates our gross margin for the specified periods:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except %)
Revenue	$66,580	$138,253
Cost of revenue	46,610	76,686

Gross profit	$19,970	$61,567

Gross margin	30%	45%

The table below illustrates our first quarter of 2008 results excluding the impact of the recognition of deferred amounts from prior periods.

	Three Months Ended March 29, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except %)
Revenue	$138,253	$(42,747)	$95,506
Cost of revenue	76,686	(23,022)	53,664

Gross profit	$61,567	$(19,725)	$41,842

Gross margin	45%		44%

As illustrated in the table above, revenue and gross profit in the first quarter of 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in the recognition of $19.7 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the period and $41.8 million of gross profit from invoiced shipments in the current quarter. Gross profit of $20.0 million in the first quarter of 2009 primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods. Excluding the prior period impact described above, gross margin for the first quarter of 2008 would have been 44% compared to gross margin of 30% in the first quarter of 2009.

The prices paid for our DTN Systems vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from quarter-to-quarter depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases significant quantities of our DTN Systems that comprise a significant portion of the DTN Systems we sell within a quarter, our gross margin for such a quarter and for future quarters in which that revenue is recognized, would be lower. In addition, forecasted sales of negative margin common equipment to new customers or forecasted usage of incremental common equipment discounts by existing customers could result in increased LCM adjustments in order to record inventory and purchase commitments at their net realizable value. These LCM adjustments are recorded in advance of the recognition of the related revenue and result in lower gross margins in the periods in which the inventory and purchase commitments are recorded. In addition, gross margins in the periods in which the related revenue and costs for these products are subsequently recognized will also be lower due to these products being sold at cost.

In the first quarter of 2009, we recorded significant inventory LCM adjustments of $9.9 million and accrued losses on purchase commitments of $0.6 million. These LCM adjustments partially resulted from lower forecasted ASPs on common equipment deployments for a number of large new customers and for one large existing customer. Gross margin in the first quarter of 2009 was also negatively impacted by the usage of significant common equipment discounts by the same existing customer. We also experienced a supplier quality issue during the first quarter of 2009 which was identified in our in-house test process and although defective product was not deployed in any live customer network, it resulted in additional inventory write-downs of $1.0 million and additional warranty reserves of $0.8 million in the period.

Although it is difficult to predict gross margins in future periods, we will recognize revenue related to the common equipment deployments discussed above in the second and third quarters of 2009 and this will negatively impact gross margins in those periods.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses, and are recognized as incurred. Personnel-related costs are the most significant component of each of these expense categories. We expect personnel costs to continue to increase as we hire new employees to support our anticipated growth. We expect total operating expenses to average approximately $45 million to $50 million per quarter for the remainder of 2009.

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

Other Income (expense), net

During the first quarter of 2009, other income (expense), net includes interest income on our cash and short and long-term investment balances, gains on sale of assets, losses or gains on investments, change in the fair value of our Put Rights and unrealized holding gains on our adjustable rate securities (“ARS”), and losses or gains on conversion of foreign currency transactions. If interest rates continue to fluctuate due to current global market conditions, we will experience volatility in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Provision for income taxes

The effective tax rate of (0.5)% for the three month period ended March 28, 2009 differs from the statutory rate of 35% primarily related to unbenefited U.S. losses, non-deductible stock compensation charges under SFAS No. 123(R) and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits due to the enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009. This compares to an effective tax rate of 4% for the period ended March 29, 2008, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges under SFAS No. 123(R), federal alternative minimum tax and state income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement and classification of investments, cash, cash equivalents and short and long-term investments and accounting for income taxes. Below, we further discuss our policies as well as the estimates and judgments related to stock-based compensation and fair value measurement and classification of investments. Our other policies are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K filed with the SEC on February 17, 2009. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. For additional information on the recent accounting pronouncements impacting our business, see Note 3, “Accounting Changes” to the Notes to Condensed Consolidated Financial Statements.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”), we estimate the fair value of the stock options granted and rights to acquire stock under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years after the vesting commencement date. ESPP typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008.

We make a number of estimates and assumptions related to SFAS 123(R) including the following:

•

The expected forfeiture rate is estimated based on our historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate requires judgment, and to the extent actual forfeitures differ from expectations, changes in estimate will be recorded as an adjustment in the period when such estimates are revised. Actual results may differ substantially from the estimates.

•

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and expected employee and director behaviors. Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin 107 (“SAB 107”) due to increased liquidity of the underlying options in the post IPO era as compared to our historical grants.

•

Expected volatility of our stock is based on the weighted average implied and historical volatility of our peer group. The peer group is comprised of similar companies in the same industrial sector. Peer group data is used because we do not yet have sufficient historical volatility data for our own common stock.

In the future, when we gain sufficient historical volatility data and there is sufficient historical data on the actual term employees hold their options, the expected volatility and expected term will be derived based on this information and therefore may be subject to change. This could substantially change the grant-date fair value of future awards of stock options and ultimately the expense recorded by us.

We issued performance share units (“PSUs”) in the first quarter of 2009, as part of our annual refresh grant process. The PSUs entitle our executive officers and board members to receive a number of shares of our common stock based on our stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same periods. The PSUs vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of our common stock price compared to NASDAQ. This performance metric is classified as a market condition under FAS123(R). We estimate the fair value of the PSUs granted using the Monte Carlo simulation model and recognize the related expenses on a straight-line amortization basis.

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible Company and NASDAQ stock price outcomes. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of NASDAQ, correlation between changes in our stock price and changes in NASDAQ, risk free interest rate, and expected dividends. Expected volatility of our stock is based on the weighted average implied and historical volatility of our peer group in the industry in which we do business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between our peer group’s stock price and NASDAQ price. The risk free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. Our expected dividend yield is zero as we do not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the price of NASDAQ on the grant date.

Fair Value Measurement and Classification of Investments

Effective December 30, 2007, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The fair values of our financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our condensed consolidated financial statements are based on information available to us as of March 28, 2009.

In accordance with SFAS 157, we apply a fair value hierarchy based on three levels of inputs as follows:

Level I	-	Quoted prices in active markets for identical assets or liabilities.

Level II	-	Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In addition, Level II could include unobservable inputs that are not significant to the fair value of the assets or liabilities.

Level III	-	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure our cash equivalents, debt securities and Put Rights at fair value and classify our securities in accordance with the fair value hierarchy of FAS 157.

Our money market funds and U.S. treasuries are classified within Level I of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

We classify our commercial paper, corporate bonds and U.S. agency notes within Level II of the fair value hierarchy as follows:

Commercial Paper

We review market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. In the event that a transaction is observed for the same or similar security in the marketplace, the price on that transaction reflects the market price and fair value on that day and then follows a revised accretion schedule to determine the fair market value at period end. In the absence of any observable market transactions for a particular security, the fair market value at period end is derived by accreting from the last observable market price. These inputs represent quoted prices for similar assets or these inputs have been derived from observable market data accreted mathematically to par, and result in the classification of these securities as Level II of the fair value hierarchy.

Corporate Bonds

We review trading activity and pricing for each of the corporate bond securities in our portfolio as of the measurement date and determine if pricing data of sufficient frequency and volume in an active market exists in order to support Level I classification of these securities. When sufficient quoted pricing for identical securities is not available, we obtain market pricing and other observable market inputs for similar securities from a number of industry standard data providers. In instances where multiple prices exist for similar securities, these prices are used as inputs into a distribution-curve to determine the fair market value at period end. As a result, we classify our corporate bonds as Level II of the fair value hierarchy.

U.S. Agency Notes

We review trading activity and pricing for our U.S. agency notes as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from a number of industry standard data providers. These inputs represent quoted prices for similar assets or liabilities in active markets or these inputs have been derived from observable market data, and result in the classification of these securities as Level II of the fair value hierarchy.

We classify our ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

ARS holdings are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The recent uncertainties in the credit markets have affected all of our ARS investments and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for our ARS, we used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, we performed our own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of March 28, 2009 and therefore incorporated both valuations in our fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of March 28, 2009, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities would be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 basis points (“bps”) for AAA rating securities and 150 bps for A3 rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a total of 300 bps for AAA rated securities and a total of 500 bps for A3 rated securities, which included an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and the credit rating of the securities. A majority of our ARS were AAA rated, except for $12.0 million (par value) of securities held with a single issuer whose credit rating was downgraded to an A3 rating during the first quarter of 2009. Our ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. We therefore considered any non-performance risk associated with the securities to be limited as of the measurement date.

•	Estimated maturity

We estimated the workout period of our ARS as the weighted average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, we used the weighted average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 14.7 years to 26.3 years.

Put Rights

Put Rights associated with our UBS ARS holdings are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. We performed our own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of March 28, 2009 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on our current intent to exercise our Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 bps for AAA rating securities and 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by a total of 260 bps which represented a discount factor to reflect UBS credit risk and its potential inability to perform its obligations under the Put Rights agreement.

We believe that the fair value of our ARS and Put Rights could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. In particular, the discount rate was negatively impacted by 80 bps related to UBS’ credit risk during the three months ended March 28, 2009, which resulted in a $1.0 million net loss in our condensed consolidated statements of operations. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10%

deterioration in UBS credit risk would result in a $0.2 million net loss in our condensed consolidated statements of operations as of March 28, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on our condensed consolidated statements of operations.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except %)
Statements of Operations Data:
Total revenue
Total revenue by type	$66,580	$138,253
Product	59,148	64,128
Ratable product and related support and services	1,469	72,386
Service	5,963	1,739
% Revenue by type
Product	89%	47%
Ratable product and related support and services	2%	52%
Service	9%	1%
Total revenue by geography
Domestic	$49,324	$111,368
International	17,256	26,885
% Revenue by geography
Domestic	74%	81%
International	26%	19%
Total revenue by sales channel
Direct	$64,097	$133,786
Indirect	2,483	4,467
% Revenue by sales channel
Direct	96%	97%
Indirect	4%	3%

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008.

Total revenue decreased from $138.3 million in the three months ended March 29, 2008 to $66.6 million in the three months ended March 28, 2009. This decrease primarily reflected a decrease in revenue recognized from a reduction in the deferred revenue balance and, to a lesser extent, lower sales of our DTN Systems to existing customers and the timing of acceptance of deployments with new customers. International revenue increased from 19% in the three months ended March 29, 2008 to 26% in corresponding period in 2009 as we experienced increased levels of sales to international customers during the first quarter of 2009. We expect this trend to continue as we increase our sales activities in Europe and Asia.

Total product revenue decreased from $64.1 million for the three months ended March 29, 2008 to $59.1 million for the corresponding period in 2009 primarily due to reduced sales of our DTN Systems to existing customers and the timing of acceptance of deployments with new customers.

Total ratable revenue decreased from $72.4 million for the three months ended March 29, 2008 to $1.5 million for the corresponding period in 2009. This decrease was due to the attainment of VSOE of fair value for most of our services during 2008. As a result, since the second quarter of 2008, we have recognized the majority of our invoiced shipments for the quarter as product revenue at the time of acceptance. Ratable revenue for the first quarter of 2009 related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established and amounted to $1.5 million for the quarter.

Total services revenue increased from $1.7 million for the three months ended March 29, 2008 to $6.0 million for the corresponding period in 2009, reflecting the attainment of VSOE of fair value for most of our services after the first quarter of 2008 and resulted in more revenue for these services being recorded separately.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit and gross margin for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except %)
Total revenue	$66,580	$138,253
Total cost of revenue:
Cost of product	43,865	39,665
Cost of ratable product and related support and services	730	35,831
Cost of service	2,015	1,190

Gross profit	$19,970	$61,567

Gross margin	30%	45%

The table below illustrates our first quarter of 2008 results excluding the impact of the recognition of deferred amounts from prior periods.

	Three Months Ended March 29, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except %)
Total revenue	$138,253	$(42,747)	$95,506
Total cost of revenue:			—
Cost of product	39,665	(23,022)	16,643
Cost of ratable product and related support and services	35,831	—	35,831
Cost of service	1,190	—	1,190

Gross profit	$61,567	$(19,725)	$41,842

Gross margin	45%		44%

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008.

Gross margin decreased from 45% in the three months ended March 29, 2008 to 30% in the corresponding period in 2009. As illustrated in the table above, revenue and gross profit in the first quarter of 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in the recognition of $19.7 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the period and $41.8 million of gross profit from invoiced shipments in the current quarter. Gross profit of $20.0 million in the first quarter of 2009 primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods. Excluding this prior period impact, gross margin for the first quarter of 2008 would have been 44% compared to gross margin of 30% in the first quarter of 2009.

In the first quarter of 2009, we recorded significant inventory LCM adjustments of $9.9 million and accrued losses on purchase commitments of $0.6 million. These LCM adjustments partially resulted from lower forecasted ASPs on common equipment deployments for a number of large new customers and for one large existing customer. Gross margin in the first quarter of 2009 was also negatively impacted by the usage of significant common equipment discounts by the same existing customer. We also experienced a supplier quality issue during the first quarter of 2009 which was identified in our in-house test process and although defective product was not deployed in any live network, it resulted in additional inventory write-downs of $1.0 million and additional warranty reserves of $0.8 million in the period.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except %)
Research and development expenses	$21,997	$18,293
Percent of total revenue(1)	33%	13%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008.

Research and development expenses increased by $3.7 million from the three months ended March 29, 2008 to the corresponding period in 2009 due primarily to increased headcount and personnel-related costs of $3.1 million, including $2.1 million of cash compensation, $0.5 million of stock-based compensation and $0.5 million of incremental facilities and infrastructure costs. In addition, in the three months ended March 28, 2009, we incurred $0.3 million of increased prototype and new product spending and $0.3 million of incremental expenses related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except %)
Sales and marketing expenses	$11,123	$10,246
Percent of total revenue(1)	17%	7%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008.

Sales and marketing expenses increased by $0.9 million primarily due to stock-based compensation expense of $0.6 million and an increase of $0.4 million in personnel related expenses, offset by $0.1 million of lower expenses related to demonstration units used in potential customer lab trials.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands, except %)
General and administrative expenses	$10,127	$8,417
Percent of total revenue(1)	15%	6%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008.

General and administrative expenses increased by $1.7 million due primarily to $1.2 million of stock-based compensation expenses, increased personnel-related costs including $0.1 million of cash compensation, and $0.4 million of facilities and infrastructure costs.

Other Income (Expense), Net

The following table presents our interest income, interest expense and other gain (loss) for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Interest income	$918	$3,303
Interest expense	—	(3)
Other gain (loss), net	(1,814)	880

Total other income (expense), net	$(896)	$4,180

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008. Interest income decreased by $2.4 million due to lower interest rates on investments. Other loss for the quarter ended March 28, 2009 included $2.0 million decrease in the fair value of the Put Rights offset by a $1.0 million unrealized holding gain to ARS trading securities. Additionally, we recorded $0.8 million of unrealized and realized losses due to foreign currency exchange re-measurement. Other gain for the quarter ended March 29, 2008 included a gain of $0.5 million on our foreign currency receivables and a gain of $0.3 million related to the sales of assets.

Income Tax Provision

The effective tax rate of (0.5)% for the three month period ended March 28, 2009 differs from the statutory rate of 35% primarily related to unbenefited U.S. losses, non-deductible stock compensation charges under SFAS No. 123(R) and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits due to the enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009. This compares to an effective tax rate of 4% for the period ended March 29, 2008, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges under SFAS No. 123(R), federal alternative minimum tax and state income taxes.

Liquidity and Capital Resources

	March 28, 2009	December 27, 2008
	(In thousands)
Working capital	$278,585	$289,702

Cash and cash equivalents	$153,371	$166,770
Short and long-term investments	150,578	142,916
Short and long-term restricted cash	2,514	2,899

Total cash and cash equivalents, investments and restricted cash	$306,463	$312,585

	Three Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Cash provided by (used in) operating activities	$(2,931)	$9,819
Cash provided by (used in) investing activities	(14,736)	14,787
Cash provided by financing activities	4,327	6,112

At December 27, 2008, we had $166.8 million in cash and cash equivalents, $142.9 million in short and long-term investments and $2.9 million in restricted cash. In comparison, at March 28, 2009, we had $153.4 million in cash and cash equivalents, $150.6 million in short-term and long term investments and $2.5 million in restricted cash. Cash, cash equivalents, restricted cash and short and long-term investments consist of highly liquid investments in money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. Additionally, long-term investments include ARS, of which a portion is illiquid, and Put Rights. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Our historical revenue and profitability trends have been significantly impacted by our revenue recognition policy and the timing of our attainment of vendor specific objective evidence (“VSOE”) of fair value for most of our services. Prior to the first quarter of 2008, revenue from product sales sold in combination with services (“bundled product sales”) was deferred and recognized ratably over a period of approximately one year. This resulted in the accumulation of $174.4 million of deferred revenue, $81.6 million of associated deferred inventory costs and $92.8 million of gross margin on the balance sheet as of December 29, 2007. We recognized $165.8 million of this deferred revenue and $78.4 million of associated deferred inventory costs in 2008, but the cash flow impact of these transactions occurred in 2006 and 2007 when the transactions occurred and payments were made, not when the majority of the revenue was recognized in the condensed consolidated statements of operations in 2008. This resulted in a cash flow trend that was driven primarily by the timing and profitability of our underlying invoiced shipments rather than the timing of the recognition of revenue and gross margin from these transactions in our condensed consolidated statements of operations. This disconnect between the timing of revenue recognition and the underlying cash collections resulted in higher levels of cash from operations experienced in 2007 when the net loss in our condensed consolidated statements of operations amounted to $55.3 million as compared to 2008 when net income amounted to $78.7 million.

We expect our future product revenues and gross margins to more closely approximate our invoiced shipment results with no further significant releases of deferred amounts from prior periods and therefore also expect cash flow trends that are more consistent with the timing of when revenue and gross profits are recognized in the condensed consolidated statements of operations.

Operating Activities

We experienced negative cash flows from operations of $2.9 million in the first quarter of 2009. We generated a net loss for the period of $24.3 million and we had non-cash charges of $11.6 million consisting primarily of stock-based compensation expense of $6.7 million, depreciation and amortization expenses of $3.9 million and a $1.0 million loss reflecting the net impact of the $2.0 million decrease in the fair value of the Put Rights and $1.0 million unrealized holding gain from ARS trading securities. Accounts receivable decreased by $24.7 million primarily due to the timely collection of amounts outstanding at the beginning of the quarter and increased linearity in invoicing in the current quarter. This was offset by a decrease in accounts payable of $5.3 million due to the timing of payments made during the quarter. Accrued liabilities and other expenses decreased by $2.9 million primarily due to the timing of payments of payroll and other compensation related expenses.

As outlined in the Gross Margin section above, the lower expected gross margins in the second quarter of 2009 indicate that we could experience a significant usage of cash from operations in the second quarter of 2009.

We experienced positive cash flows from operations of $9.8 million in the first quarter of 2008. We generated net income for the period of $27.6 million, which included $16.1 million of gross profit recognized from deferred revenue and deferred inventory costs which did not have a cash flow impact in the first quarter of 2009. We had non-cash charges of $7.1 million consisting primarily of depreciation and amortization of $2.6 million and stock-based compensation expense of $4.9 million offset by investment discount accretion of $0.5 million. Accounts receivable increased by $4.0 million due to the linearity of invoicing in the quarter offset by an increase in accounts payable of $5.8 million. Accrued liabilities and other expenses decreased by $9.5 million. We also continued to invest in the development of our DTN System and in the expansion of our sales and marketing presence in the United States and internationally.

Investing Activities

Net cash used in investing activities in the first quarter of 2009 was $14.7 million, primarily consisting of net usage from the purchase, maturity and sale of investments in the period of $8.8 million and additions to property, plant and equipment for the period of $6.0 million.

Net cash provided by investing activities was $14.8 million in the first quarter of 2008 and primarily represented net proceeds from the purchase, maturity and sale of investments of $16.9 million reflecting an increase in our investment in money market funds during the period. Additions to property, plant and equipment amounted to $2.5 million.

Financing Activities

Net proceeds from financing activities in the first quarter of 2009 were $4.3 million primarily due to proceeds from the issuance of common stock under our employee stock purchase plan, or ESPP, and other equity plans.

Net proceeds from financing activities in the first quarter of 2008 were $6.1 million and primarily related to proceeds from the issuance of common stock under our ESPP.

Adjustable Rate Securities

At March 28, 2009, we held $75.7 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At March 28, 2009, a majority of the $75.7 million (par value) ARS we held were AAA rated, except for $12.0 million of our ARS holdings that were downgraded to an A3 rating during the first quarter of 2009. Our ARS holdings were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The ARS covered by the UBS settlement and the related Put Rights were revalued to fair value on a quarterly basis, and we recorded a $2.0 million decrease in the fair value of the Put Rights and $1.0 million unrealized holding gain to ARS trading securities for the three months ended March 28, 2009.

As of March 28, 2009, the remainder of our ARS of approximately $10.0 million at par value had a temporary valuation adjustment of approximately $3.1 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ equity as of March 28, 2009.

These failed auctions result in a lack of liquidity in the ARS but do not affect the underlying collateral of the securities. We believe that given their high credit quality, we can ultimately recover at par all amounts invested in these securities. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored.

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

Contractual Obligations

The following is a summary of our contractual obligations as of March 28, 2009:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$23,357	$23,357	$—	$—	$—
Operating leases	14,759	4,351	6,228	2,676	1,504

Total contractual obligations(2)	$38,116	$27,708	$6,228	$2,676	$1,504

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)	FIN 48 tax liabilities of $0.5 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $2.5 million of standby letters of credit outstanding as of March 28, 2009. These consisted of $1.1 million related to property leases and $1.4 million related to a value added tax license and duty. We had $2.9 million of standby letters of credit outstanding as of December 27, 2008. These consisted of $1.1 million related to property leases, $1.4 million related to a value added tax license and duty and $0.4 million related to customer proposal guarantee.

Off-Balance Sheet Arrangements

As of March 28, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions for the first quarter of 2009 would result in a loss of approximately $0.7 million. Subsequent to the first quarter of 2009, we entered into a Euro denominated hedging contract to hedge our Euro denominated accounts receivables that amounted to $7.1 million. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivables balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $306.5 million and $312.6 million at March 28, 2009 and December 27, 2008, respectively. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, ARS and associated Put Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended March 28, 2009 and March 29, 2008, our interest income would have declined approximately $0.1 million and $0.3 million, respectively, assuming consistent investment levels.

At March 28, 2009 and December 27, 2008, we had no debt outstanding.

Adjustable Rate Securities and Put Rights

At March 28, 2009, we held $75.7 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At March 28, 2009, the majority of the $75.7 million (par value) ARS we held were AAA rated, except for $12.0 million of our ARS holdings that were downgraded to an A3 rating during the first quarter of 2009. Our ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

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

By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). UBS has agreed to pay us the par value of our ARS within one day of settlement of any Call Right transaction. We elected to adopt SFAS 159 on the Put Rights and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million on the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and Put Rights are revalued to fair market value on a quarterly basis until the sale of these securities has been completed. We recorded a $2.0 million decrease in the fair value of the Put Rights and $1.0 million unrealized holding gain to ARS trading securities for the three months ended March 28, 2009. The fair value of our investment in these securities could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. See Note 5, “Fair Value Measurements,” to the Notes to Condensed Consolidated Financial Statements for further information.

In addition, we recorded an unrealized loss of $3.1 million under Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ equity as of March 28, 2009 related to the remaining $10.0 million of our ARS which are not subject to the UBS settlement.

We believe that the fair value of our Put Rights and ARS could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. In particular, the discount rate was negatively impacted by 80 bps related to UBS’ credit risk during the three months ended March 28, 2009, which resulted in a $1.0 million net loss in our condensed consolidated statements of operations. A 10% deterioration in UBS credit risk would result in a $0.2 million net loss in our condensed consolidated statements of operations as of March 28, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on our condensed consolidated statements of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 28, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting:

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of significant operating losses and may not maintain profitability on an annual basis in the future.

We achieved profitability for the first time on an annual basis for the year ended December 27, 2008 and generated net income of $78.7 million. However, the recognition of $166.7 million of deferred revenue from prior periods and the increased upfront recognition of revenue from current period shipments, due to the attainment of VSOE of fair value for our services, resulted in elevated revenue levels for the year. We expect revenue for future periods to more closely approximate the level of underlying invoiced shipments in that period. As of March 28, 2009, our accumulated deficit was $315.1 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our DTN System and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on past results as an indicator of our future performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles, product mix and prices for our DTN System and our services;

•	fluctuations in our product mix, including the mix of common equipment for new customer deployments;

•	reductions in customers’ budgets for optical communications purchases and delays in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase;

•	readiness of customer sites for installation of our DTN System;

•	the timing of product releases or upgrades by us or by our competitors;

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Our gross margin may continue to be adversely affected by a number of factors, including:

•	the mix in any period of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower margin common equipment;

•	price discounts negotiated by our customers;

•	sales volume from each customer during the period;

•	the amount of equipment we sell or expect to sell for a loss in any given quarter;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our DTN System;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	introduction of new products, with initial sales at relatively small volumes and higher product costs;

•	increased price competition, including competition from low-cost producers in China;

•	increased warranty or repair costs; and

•	the period of time over which ratable recognition of revenue occurs.

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

As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our results. Continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. At March 28, 2009, $1.7 million was reserved for accounts receivable bad debt associated with one customer as they were deemed uncollectible. In addition, currency fluctuations relating to the financial crisis could negatively affect our international customers’ ability or desire to purchase our products.

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

At March 28, 2009, we held $75.7 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At March 28, 2009, a majority of the ARS we held were AAA rated, except for $12.0 million of the ARS holdings were downgraded to an A3 rating during the first quarter of 2009. Our ARS holdings were most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment and fully recover the par value in the near term from our ARS is limited and it could take until final maturity of the ARS (up to 38 years) to realize our investments’ par value. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (“UBS”), one of our brokers, which provides us with certain rights (the “Put Rights”) to sell UBS $65.7 million (par value) of the ARS, which we purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). As such, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million related to the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS covered by the UBS settlement and the related Put Rights are revalued on a quarterly basis, and we recorded a $2.0 million decrease in the fair value of the Put Rights and $1.0 million unrealized holding gain to ARS trading securities for the three months ended March 28, 2009.

In addition, we recorded an unrealized loss of $3.1 million under Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets under Stockholders’ equity as of March 28, 2009 related to the remaining $10.0 million of our ARS which are not subject to the UBS settlement and which we intend to hold until the par value can be recovered.

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

We market, sell and service our DTN System globally. In 2008, 2007 and 2006, we derived approximately 21%, 19% and 14%, respectively, of our revenue from customers outside of the United States. For the three months ended March 28, 2009, we derived approximately 26% of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India and a group of hardware and software development engineers located in Beijing, China. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling the DTN System will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws (incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the Securities and Exchange Commission on February 17, 2009.

10.1	Form of Restricted Phantom Unit Agreement for China Based Employees.

10.2	Form of Annual Performance Share Agreement for Eligible Employees.

10.3	Form of Annual Performance Share Agreement for the Board of Directors.

10.4	Form of 3-Year Retention Performance Share Agreement for Eligible Employees.

10.5	Form of 4-Year Retention Performance Share Agreement for Eligible Employees.

10.6†	Amendment No. 7 to the Master Acquisition Agreement between BTE Equipment, LLC and Registrant dated January 12, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been submitted separately to the Securities and Exchange Commission.

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

Date: May 7, 2009