Form 10-Q
period 2009-06-27
INFINERA CORP
filed 2009-08-03
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 24, 2009, 95.7 million shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 27, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 27, 2009	December 27, 2008
ASSETS

Current assets:
Cash and cash equivalents	$94,151	$166,770
Short-term investments	117,032	68,232
Short-term restricted cash	1,533	720
Accounts receivable, net of allowance for doubtful accounts of $1,488 as of June 27, 2009 and $1,700 as of December 27, 2008	54,059	69,354
Other receivables	618	1,085
Inventories, net	72,532	58,986
Deferred inventory costs	3,267	1,744
Prepaid expenses and other current assets	7,427	6,311

Total current assets	350,619	373,202

Property, plant and equipment, net	48,102	46,820
Intangible assets	1,143	1,276
Deferred inventory costs, non-current	2,072	2,493
Long-term investments	71,831	74,684
Long-term restricted cash	2,534	2,179
Other non-current assets	6,177	6,413

Total assets	$482,478	$507,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,112	$34,048
Accrued expenses	17,220	16,092
Accrued compensation and related benefits	14,117	13,472
Accrued warranty	5,573	5,205
Deferred revenue	15,682	14,683

Total current liabilities	86,704	83,500

Accrued warranty, non-current	4,797	4,735
Deferred revenue, non-current	7,362	7,724
Other long-term liabilities	6,712	5,645

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 27, 2009 and December 27, 2008 Issued and outstanding shares – 95,508 as of June 27, 2009 and 94,163 as of December 27, 2008	96	94
Additional paid-in capital	721,402	699,705
Accumulated other comprehensive loss	(2,418)	(3,598)
Accumulated deficit	(342,177)	(290,738)

Total stockholders’ equity	376,903	405,463

Total liabilities and stockholders’ equity	$482,478	$507,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue:
Product	$61,074	$86,505	$120,222	$150,633
Ratable product and related support and services	845	69,581	2,314	141,967
Services	7,013	5,023	12,976	6,762

Total revenue	68,932	161,109	135,512	299,362

Cost of revenue:
Cost of product	45,699	47,124	89,564	86,789
Cost of ratable product and related support and services	358	32,169	1,088	68,000
Cost of services	2,617	2,032	4,632	3,222

Total cost of revenue	48,674	81,325	95,284	158,011

Gross profit	20,258	79,784	40,228	141,351

Operating expenses:
Sales and marketing	11,458	10,860	22,581	21,106
Research and development	24,763	17,787	46,760	36,080
General and administrative	11,478	8,502	21,605	16,919
Amortization of intangible assets	37	37	74	74

Total operating expenses	47,736	37,186	91,020	74,179

Income (loss) from operations	(27,478)	42,598	(50,792)	67,172

Other income (expense), net:
Interest income	597	2,258	1,515	5,561
Interest expense	—	—	—	(3)
Total other-than-temporary impairment losses	(2,747)	—	(2,747)	—
Portion of loss recognized in other comprehensive loss	1,814	—	1,814	—

Net credit impairment losses recognized in earnings	(933)	—	(933)	—
Other gain (loss), net	806	296	(1,008)	1,176

Total other income (expense), net	470	2,554	(426)	6,734
Income (loss) before income taxes	(27,008)	45,152	(51,218)	73,906
Provision for income taxes	103	2,267	221	3,427

Net income (loss)	$(27,111)	$42,885	$(51,439)	$70,479

Net income (loss) per common share:
Basic	$(0.28)	$0.47	$(0.54)	$0.77

Diluted	$(0.28)	$0.44	$(0.54)	$0.73

Weighted average shares used in computing net income (loss) per common share:
Basic	95,161	92,124	94,718	91,687

Diluted	95,161	97,284	94,718	96,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(51,439)	$70,479
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,898	5,469
Net credit impairment losses recognized in earnings	933	—
Accretion of investment discount	95	(725)
Stock-based compensation expense	15,648	11,288
Put Rights	1,549	—
Unrealized holding gains for trading securities	(1,522)	—
Excess tax benefit from stock option transactions	—	(559)
Tax benefit from stock option transactions	—	623
Gain on disposal of assets	(46)	(770)
Other gain	—	(15)
Changes in assets and liabilities:
Accounts receivable	15,770	(16,949)
Inventories, net	(12,563)	479
Prepaid expenses and other current assets	(1,088)	(1,782)
Deferred inventory costs	(1,172)	54,143
Other non-current assets	241	(314)
Accounts payable	(81)	4,901
Accrued liabilities and other expenses	2,983	(6,902)
Deferred revenue	636	(104,528)
Accrued warranty	430	568

Net cash provided by (used in) operating activities	(21,728)	15,406

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(83,937)	(123,624)
Proceeds from sale of available-for-sale investments	—	69,543
Proceeds from maturities and call of investments and restricted cash	36,839	82,304
Proceeds from disposal of assets	103	771
Purchase of property and equipment	(8,759)	(7,283)

Net cash provided by (used in) investing activities	(55,754)	21,711

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,762	7,164
Excess tax benefit from stock option transactions	—	559
Repurchase of common stock	(15)	(30)

Net cash provided by financing activities	4,747	7,693

Effect of exchange rate changes on cash	116	(56)
Net change in cash and cash equivalents	(72,619)	44,754
Cash and cash equivalents at beginning of period	166,770	91,209

Cash and cash equivalents at end of period	$94,151	$135,963

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$3
Cash paid for income taxes	$1,113	$593

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

2. Basis of Presentation

Basis of Financial Statements

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of June 27, 2009, the condensed consolidated statements of operations for the three and six months ended June 27, 2009 and June 28, 2008, and the condensed consolidated statements of cash flows for the six months ended June 27, 2009 and June 28, 2008 are unaudited. The condensed consolidated balance sheet as of December 27, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 27, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of June 27, 2009, the condensed consolidated statements of operations for the three and six months ended June 27, 2009 and June 28, 2008, and the condensed consolidated statements of cash flows for the six months ended June 27, 2009 and June 28, 2008.

The Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” through the date that the condensed consolidated financial statements were issued on August 3, 2009.

Use of Estimates

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement of investments, cash, cash equivalents and short and long-term investments, other-than-temporary impairments and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

3. Accounting Changes

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends FASB Statement No. 157, “Fair Value Measurement” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. It also provided additional guidance on circumstances that may indicate that a transaction is not orderly, and required additional disclosure about fair value measurements in annual and interim reporting periods. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 beginning in the second quarter of 2009, and the adoption of this standard had no significant impact on the Company’s condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 (“FSP FAS 107-1”), “Interim Disclosures About Fair Value of Financial Instruments.” FSP FAS 107-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB Statement No. 107 (“FAS 107”), “Disclosure about Fair Value of Financial Instruments.” FSP FAS 107-1 extends the disclosure requirements of FAS 107 to interim financial statements of publicly traded companies. Additionally, FSP FAS 107-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107 beginning in the second quarter of 2009, and the adoption of this standard had no significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends the requirements for the recognition and measurement of an other-than-temporary impairment (“OTTI”) for debt securities by modifying the pre-existing “intent and ability” indicator. FSP FAS 115-2 states that an OTTI write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis, the entity must determine whether it will recover its remaining amortized cost basis. If an entity concludes that it will not recover its remaining amortized cost basis, a credit loss exists and the resulting OTTI is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss). FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 beginning in the second quarter of 2009. As of June 27, 2009, the Company determined that it does not intend to sell a portion of its ARS and it is not more likely than not that it will be required to sell the securities before recovery of its amortized cost. As a result, the Company recognized an OTTI of $2.7 million and recorded a credit impairment loss of $0.9 million as a component of Other income (loss), net in the Company’s condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet at June 27, 2009. See Note 5, “Fair Value Measurements and Other-Than-Temporary Impairments,” to the Notes to Condensed Consolidated Financial Statements for further discussion.

4. Summary of Significant Accounting Policies

The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

The Company’s networking products are generally integrated with software that is more than incidental to the functionality of the equipment. Accordingly, the Company accounts for revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). The Company recognizes product revenue when all of the following have occurred: (1) it has entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectability is reasonably assured. Revenue is recognized net of cash discounts.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Product revenue consists of products that are sold without services or bundled products that are sold with services for which vendor specific objective evidence (“VSOE”) of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with SOP No. 97-2, as amended by SOP 98-9. The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services, spares management and on-site hardware replacement services is determined by reference to the price the customer will be required to pay when these services are sold separately.

Prior to the first quarter of 2008, the Company had not established VSOE of fair value for its support services, and therefore recognized all revenue for transactions bundled with these services ratably over the longest remaining support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. The Company determined that it had established VSOE of fair value for software subscription in the first quarter of 2008, for training and installation and deployment services in the second quarter of 2008 and for spares management and on-site hardware replacement services in the fourth quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, spares management and on-site hardware replacement services, the Company allocates revenue to the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining related service periods and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a credit-worthy bank or the LOC has been accepted and confirmed by a credit-worthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end-user prior to shipment to a reseller. The Company does not offer rights of return or price protection to its resellers.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123, “Share-Based Payments” (“SFAS 123(R)”). In accordance with SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period (generally the vesting period). Under SFAS 123(R), the Company estimates the fair value of the stock options granted and rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years after the vesting commencement date. The Company’s ESPP typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and expected employee and director behaviors. Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin No. 110 (“SAB 110”) due to increased liquidity of the underlying options in the post IPO era as compared to the Company’s historical grants.

•

Expected volatility of the Company’s stock is based on the weighted average implied and historical volatility of the Company and the Company’s peer group. The peer group is comprised of similar companies in the same industrial sector. Peer group data is used because the Company does not yet have sufficient historical volatility data for its own common stock.

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

The Company issued performance share units (“PSUs”) in the first quarter of 2009, as part of the Company’s annual refresh grant process. The PSUs entitle the Company’s executive officers and board members to receive a number of shares of the Company’s common stock based on the Company’s stock price performance over a three-year or four-year period as compared to the NASDAQ Composite index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ. This performance metric is classified as a market condition under SFAS 123(R). The Company estimates the fair value of the PSUs granted using the Monte Carlo simulation model and recognizes the related expenses on a straight-line amortization basis.

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible Company and NASDAQ stock price outcomes. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, expected volatility of NASDAQ, correlation between changes in the Company’s stock price and changes in NASDAQ, risk free interest rate, and expected dividends. Expected volatility of the Company’s stock is based on the weighted average implied and historical volatility of the Company’s peer group in the industry in which the Company does business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between the Company’s peer group stock price and NASDAQ price. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the price of NASDAQ on the grant date.

Inventory Valuation

Inventories, net consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing and technological obsolescence of the Company’s products.

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand.

The Company’s inventory reserve balances for excess and obsolete inventory in the condensed consolidated balance sheets at June 27, 2009 and December 27, 2008 were $7.8 million and $6.3 million, respectively. The Company’s inventory reserve balances for lower of cost or market adjustment in the condensed consolidated balance sheets at June 27, 2009 and December 27, 2008 were $8.3 million and $5.0 million, respectively.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In valuing its deferred inventory costs, the Company considered the valuation of inventory using the guidance of Accounting Research Bulletin 43, “Restatement and Revision of Accounting Research Bulletins” (“ARB 43”). In particular, the Company considered ARB 43, Chapter 4, Statement 5 and whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recorded inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, the Company considered the guidance provided in ARB 43, Chapter 4, Statement 10 relating to losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below cost, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At June 27, 2009 and December 27, 2008, the Company’s allowance for doubtful accounts was $1.5 million and $1.7 million, respectively, associated with accounts receivable deemed uncollectible relating to one customer.

Accrued Warranty

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods range from 1 to 5 years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty reserve is based on actual historical returns experience and the application of those historical return rates to the Company’s in-warranty installed base. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company has software warranty support obligations to a small number of its customers and the costs associated with providing these software warranties are immaterial to the Company’s condensed consolidated financial statements to date.

Cash, Cash Equivalents and Short and Long-term Investments

The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments. At June 27, 2009 and December 27, 2008, cash equivalents and short and long-term investments consisted primarily of money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, adjustable rate securities (“ARS”) and Put Rights.

Available-for sale investments are stated at fair market value with unrealized gains and losses reported in Accumulated other comprehensive loss as a separate component in the accompanying condensed consolidated balance sheets under Stockholders’ equity in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Gains and losses are recognized when realized in the Company’s condensed consolidated statements of operations under the specific identification method. The Company evaluates its available-for-sale marketable debt securities for other-than-temporary impairments as discussed below. Trading securities investments are stated at fair value with unrealized gains and losses reported in earnings, in accordance with SFAS 115.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Investments

Effective December 30, 2007, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”) and FSP FAS 157-4 clarify the application of SFAS 157 in an inactive market.

The fair values of the Company’s financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in the Company’s condensed consolidated financial statements are based on information available to us as of June 27, 2009.

In accordance with SFAS 157 and related pronouncements, the Company applies a fair value hierarchy based on three levels of inputs as follows:

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

The Company measures its cash equivalents, debt securities and Put Rights at fair value and classifies its securities in accordance with the fair value hierarchy of FAS 157 and related pronouncements.

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

U.S. Agency Notes

The Company reviews trading activity and pricing for its U.S. agency notes as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from a number of industry standard data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data, and result in the classification of these securities as Level II of the fair value hierarchy.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company classifies its ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

The Company’s ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of June 27, 2009, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of June 27, 2009, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities would be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 basis points (“bps”) for all the Company’s ARS, except 150 bps for A3 rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a total of 350 bps to 500 bps which included an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and the credit risk of the securities. As of June 27, 2009, most of the Company’s ARS were AAA rated, except for $17.0 million (par value) of securities held with two issuers whose credit rating were downgraded to A3 and Aa1 ratings during the six months ended June 27, 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s other-than-temporary impairment analysis for two of its available-for-sale ARS indicates that the estimated credit risk element included in the discount rate for an AAA rated security is approximately 150 bps and 250 bps for an A3 rated security.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 10.1 years to 19.0 years.

Put Rights

Put Rights associated with the Company’s UBS ARS are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. The Company performed its own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of June 27, 2009 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on the Company’s current intent to exercise its Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate adjusted for a failed auction premium of 120 bps for all of the Company’s ARS, except for 150 bps for A3 rated securities.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by a total of 120 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

The Company believes that the fair value of its ARS and Put Rights could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in a $0.1 million net loss in the Company’s condensed consolidated statements of operations for the three months ended June 27, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on the Company’s condensed consolidated statements of operations.

Other-Than-Temporary Impairments

It is the Company’s policy to review its available-for-sale marketable debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. To determine if an OTTI exists, the Company first determines if it has the intent or if it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis, then the total amount of the fair market value write-down is determined to represent an OTTI and is recognized in earnings in the period.

In instances where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, the Company must determine if it expects to recover the entire amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, then an OTTI is considered to have occurred. This OTTI write-down is then separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss). In determining if a credit loss has occurred, it is the Company’s policy to isolate the credit loss related portion of the discount rate used to derive the fair market value of the security and apply this to the expected cash flows in order to determine the portion of the OTTI that is credit loss related. This credit related portion of the discount rate is derived based on the financial condition of the issuer, including changes in rating agency ratings for the security or increases in credit related yield spreads on similar securities offered by the same issuer.

As of June 27, 2009, the Company held $10.0 million of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of June 27, 2009, the Company determined that it does not intend to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, an OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis has occurred. The Company recognized a credit impairment loss of $0.9 million in the Company’s condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated comprehensive loss in the Company’s condensed consolidated balance sheet at June 27, 2009.

A 10% deterioration in the ARS student loan credit spread would result in $0.2 million of additional OTTI credit loss in the Company’s condensed consolidated statements of operations for the second quarter of 2009.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At June 27, 2009 and December 27, 2008, certain of the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. Investment policies have been implemented that limit investments to investment grade securities.

At June 27, 2009, the Company held $75.5 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and are callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term is limited. In addition, it could take until final maturity of the ARS (up to 38 years) to realize the Company’s investments’ par value or the Company may not be able to fully recover the par value of its ARS. At June 27, 2009, most of the $75.5 million (par value) of ARS that the Company held were AAA rated, except for $11.9 million (par value) of ARS that were downgraded to A3 rating and $5.1 million (par value) of ARS that were downgraded to Aa1 rating during the six months ended June 27, 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. See Note 5, “Fair Value Measurements and Other-Than-Temporary Impairments,” to the Notes to Condensed Consolidated Financial Statements for more information.

The risk with respect to accounts receivable is mitigated by ongoing credit evaluations that the Company performs on its customers. As the Company expands its sales internationally, it may experience increased levels of customer credit risk associated with those regions. Collateral is generally not required for accounts receivable but may be used in the future to mitigate credit risk associated with customers located in certain geographical regions. Level 3 Communications (“Level 3”) accounted for approximately 20% and 25% of the Company’s revenue in the three and six months ended June 27, 2009, respectively, and 21% and 27% of the Company’s revenue in the three and six months ended June 28, 2008, respectively. In the three months ended June 27, 2009, the Company had one other customer that represented over 10% of the Company’s revenue. In the six months ended June 27, 2009, Level 3 was the only customer that represented over 10% of the Company’s revenue. In the three months ended June 28, 2008, the Company had two other customers that represented over 10% of the Company’s revenue. In the six months ended June 28, 2008, the Company had one other customer that represented over 10% of the Company’s revenue.

At June 27, 2009, the Company had amounts due from one customer that represented over 10% of the Company’s accounts receivable balance. At December 27, 2008, the Company had amounts due from two customers that represented over 10% of the Company’s accounts receivable balance.

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

Derivative Instruments

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which sets forth accounting and reporting standards for derivative instruments. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency. Beginning in the second quarter of 2009, the Company established a foreign currency risk management program to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in foreign currency. The Company enters into derivative transactions, specifically foreign currency exchange forward contracts, to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high quality institution and the Company monitors the creditworthiness of the party consistently. The forward contracts entered into during the three months ended June 27, 2009 were primarily denominated in Euro and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity of the contracts at rates agreed to at inception of the contracts. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company does not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these forward contracts are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. Net realized gains and losses associated with exchange rate fluctuations on these forward contracts were immaterial for all periods presented. The Company did not enter into any foreign currency exchange forward contracts in 2008.

As of June 27, 2009, there was a $15.2 million notional amount of foreign currency exchange forward contracts outstanding with an immaterial fair value amount due to the fact that the contract was entered and valued at the same date. For the three months ended June 27, 2009, the amount of gain (loss) recorded from these forward exchange contracts was $0.3 million. In addition, the Company may selectively hedge forecasted revenue and expense transactions denominated in other foreign currencies in the future.

June 27, 2009
(In thousands)
Derivatives not designated as hedging instruments under SFAS 133:
Notional amount of foreign currency exchange forward contracts	$15,183

Fair value of foreign currency exchange forward contracts	$—

Foreign Currency Translation and Transactions

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of Stockholders’ equity in the accompanying condensed consolidated balance sheets.

For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign currency transaction losses recorded in the three and six months ended June 27, 2009 was $0.2 million and $1.0 million, respectively. Commencing in the second quarter of 2009, the Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances primarily denominated in Euro. The foreign currency transaction loss on these forward contracts amounted to $0.3 million in the three and six months ended June 27, 2009 and substantially offset the transaction gain (loss) from the re-measurement of accounts receivables. If the Company had not entered into these foreign currency exchange forward contracts, the aggregate foreign currency transaction recorded in the three and six months ended June 27, 2009, would have been a gain of $0.1 million and a loss of $0.7 million, respectively, to Other gain (loss), net in the accompanying condensed consolidated statements of operations. Aggregate foreign currency transaction gains (losses) recorded in the three and six months ended June 28, 2008 were not material.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Fair Value Measurements and Other-Than-Temporary Impairments

Fair Value Measurements

A summary of the carrying values and balance sheet classification was as follows as of June 27, 2009 and December 27, 2008:

	June 27, 2009	December 27, 2008
	(In thousands)
Cash in banks	$23,637	$26,885
Restricted cash	4,067	2,899

Total cash and cash equivalents and restricted cash	$27,704	$29,784

Available-for-sale investments	194,749	218,047
ARS - trading	50,311	48,888
Put Rights	14,317	15,866

Total investments	$259,377	$282,801

Total cash and cash equivalents, investments and restricted cash	$287,081	$312,585

Reported as:
Cash and cash equivalents	$94,151	$166,770
Short-term investments	117,032	68,232
Short-term restricted cash	1,533	720
Long-term investments	71,831	74,684
Long-term restricted cash	2,534	2,179

Total cash and cash equivalents, investments and restricted cash	$287,081	$312,585

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments were as follows as of June 27, 2009 and December 27, 2008:

	June 27, 2009
	Adjusted Amortized Cost		Non-Credit Related OTTI Losses	Other Gross Unrealized Gains	Other Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$67,514		$—	$—	$—	$67,514
Commercial paper	49,669		—	5	(13)	49,661
Corporate bonds	30,327		—	87	(32)	30,382
U.S. agency notes	5,000		—	18	—	5,018
U.S. treasuries	34,969		—	3	(1)	34,971
ARS	9,017	(1)	(1,814)	—	—	7,203	(2)

Total available-for-sale investments	$196,496		$(1,814)	$113	$(46)	$194,749
ARS - trading	65,550		—	—	(15,239)	50,311
Put Rights	—		—	14,317	—	14,317

Total investments	$262,046		$(1,814)	$14,430	$(15,285)	$259,377

(1)	Amount represents the purchase amortized cost less $0.9 million of credit-related OTTI recognized through earnings.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	51,581	—	(52)	51,529
Corporate bonds	25,578	49	(183)	25,444
U.S. treasuries	41,443	13	—	41,456
ARS	10,000	—	(2,639)	7,361

Total available-for-sale investments	$220,859	$62	$(2,874)	$218,047
ARS - trading	65,650	—	(16,762)	48,888
Put Rights	—	15,866	—	15,866

Total investments	$286,509	$15,928	$(19,636)	$282,801

Investments in commercial paper, corporate bonds and U.S. treasuries have a contractual maturity term of less than one year, while ARS have contractual maturity terms of up to 38 years. As discussed in Note 4, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements, the Company adopted FSP FAS 115-2 beginning in the second quarter of 2009 and recorded credit-related OTTI in earnings. Realized gains (losses) on short and long-term investments were not material for the three and six months ended June 27, 2009 and June 28, 2008.

As of June 27, 2009, the Company held $75.5 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed. At June 27, 2009, most of the $75.5 million (par value) of ARS that the Company held was AAA rated, except for $11.9 million (par value) of ARS that were downgraded to an A3 rating and $5.1 million (par value) of ARS that were downgraded to Aa1 rating during the six months ended June 27, 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three months ended June 27, 2009, an immaterial amount of ARS was called by one issuer.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provides the Company with the Put Rights to sell UBS $65.7 million of the Company’s ARS portfolio at par value, which the Company purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (“Call Right”). UBS has agreed to pay the Company the par value of its ARS within one day of settlement of any Call Right transaction. The Company’s Put Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat this portion of the ARS portfolio as trading securities and elected to measure the Put Rights at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. This allows any changes in the fair value of the Put Rights to be offset partially with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations. The ARS covered by the UBS settlement and the related Put Rights are revalued to fair market value on a quarterly basis. For the three and six months ended June 27, 2009, the Company recorded a $0.4 million increase and a $1.5 million decrease in the fair value of the Put Rights, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. In addition, the Company recorded $0.6 million and $1.5 million of unrealized holding gains related to ARS trading securities in the three and six months ended June 27, 2009, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations.

As of June 27, 2009, the remaining $10.0 million of ARS which are not subject to the UBS settlement were deemed to be other-than-temporarily impaired in accordance with FSP FAS 115-2. See section below titled, “Other-Than-Temporary Impairments” for further discussion.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of June 27, 2009 and December 27, 2008:

	June 27, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Available-for-sale investments:
Money market funds	$67,514	$—	$—	$67,514
Commercial paper	—	49,661	—	49,661
Corporate bonds	—	30,382	—	30,382
U.S. agency notes	—	5,018	—	5,018
U.S. treasuries	34,971	—	—	34,971
ARS	—	—	7,203	7,203

Total available-for-sale investments	$102,485	$85,061	$7,203	$194,749
ARS - trading	—	—	50,311	50,311
Put Rights	—	—	14,317	14,317

Total investments measured at fair value	$102,485	$85,061	$71,831	$259,377

	December 27, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Available-for-sale investments:
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	—	51,529	—	51,529
Corporate bonds	—	25,444	—	25,444
U.S. treasuries	41,456	—	—	41,456
ARS	—	—	7,361	7,361

Total available-for-sale investments	$133,713	$76,973	$7,361	$218,047
ARS - trading	—	—	48,888	48,888
Put Rights	—	—	15,866	15,866

Total investments measured at fair value	$133,713	$76,973	$72,115	$282,801

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three and six months ended June 27, 2009:

	Three Months Ended
		Total Net Gains (Losses) Included In				Payments,	Transfers		Net Unrealized Gains (Losses) Included in Net Income (Loss) relating to Assets
	March 28, 2009	Net Income (Loss)		Other Comprehensive Income (Losses)		Purchases (Sales), Net	In (Out), Net	June 27, 2009	and Liabilities Held at Period End
	(In thousands)
ARS - available-for-sale	$6,892	$(933	)(1)	$1,294	(2)	$(50)	$—	$7,203	$(933)
ARS - trading	49,860	550	(4)	—		(99)	—	50,311	(15,239	)(6)
Put Rights	13,899	418	(5)	—		—	—	14,317	14,317	(6)

Total	$70,651	$35		$1,294		$(149)	$—	$71,831	$(1,855)

	Six Months Ended
		Total Net Gains (Losses) Included In				Payments,	Transfers		Net Unrealized Gains (Losses) Included in Net Income (Loss) relating to Assets
	December 27, 2008	Net Income (Loss)		Other Comprehensive Income (Losses)		Purchases (Sales), Net	In (Out), Net	June 27, 2009	and Liabilities Held at Period End
	(In thousands)
ARS - available-for-sale	$7,361	$(933	)(1)	$825	(3)	$(50)	$—	$7,203	$(933)
ARS - trading	48,888	1,522	(4)	—		(99)	—	50,311	(15,239	)(6)
Put Rights	15,866	(1,549	)(5)	—			—	14,317	14,317	(6)

Total	$72,115	$(960)		$825		$(149)	$—	$71,831	$(1,855)

(1)	Amount represents the credit loss related to OTTI recorded as a component of Other income (expense), net in the accompanying condensed consolidated statements of operations.
(2)

For the three months ended June 27, 2009, the amount includes the reversal of $3.1 million of an unrealized loss balance as of March 28, 2009 and the recording of $1.8 million of non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(3)

For the six months ended June 27, 2009, the amount includes the reversal of $2.6 million of an unrealized loss balance as of December 27, 2008 and the recording of $1.8 million of non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(4)	Amount represents the increase in the fair value of ARS trading securities recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(5)	Amount represents the increase (decrease) in fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(6)	Amount represents the cumulative gain recorded to date as Other gain (loss), net in the accompanying condensed consolidated statements of operations.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three and six months ended June 28, 2008:

	Three Months Ended
	March 29, 2008	Total Net Gains (Losses) Included In		Payments, Purchases (Sales), Net	Transfers In (Out), Net	June 28, 2008
		Net Income (Loss)	Other Comprehensive Income (losses)
			(In thousands)
ARS - available-for-sale	$71,556	$—	$(694)	$—	$—	$70,862

	Six Months Ended
		Total Net Gains (Losses) Included In		Payments, Purchases (Sales), Net	Transfers In (Out), Net	June 28, 2008
	December 29, 2007	Net Income (Loss)	Other Comprehensive Income (losses)
			(In thousands)
ARS - available-for-sale	$96,150	$—	$(4,788)	$(20,500)	$—	$70,862

Other-Than-Temporary Impairments

As of June 27, 2009, the Company held $10.0 million of available-for-sale ARS with two issuers, one of which is AAA rated and the other one is A3 rated. As of June 27, 2009, the Company determined that it does not intend to sell these securities and it is not more likely than not that it will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, an OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis has occurred. The Company recognized a credit impairment loss of $0.9 million in the Company’s condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet at June 27, 2009.

The Company did not recognize OTTI charges on any of its securities prior to the second quarter of 2009. Activity related to the credit component recognized in earnings on available-for-sale debt securities held for which a portion of other-than-temporary impairment was recognized in Accumulated comprehensive loss for the three months ended June 27, 2009 is as follows:

Three Months Ended June 27, 2009
Credit Related OTTI Recognized in Other Interest (Expense), Net
Beginning balance	$—
Addition	(933)
Reduction	—

Ending balance	$(933)

6. Balance Sheet Components

Restricted Cash

As of June 27, 2009, the Company had short-term restricted cash of $1.5 million and long-term restricted cash of $2.5 million. As of December 27, 2008, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.2 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories, Net

Inventories, net consist of the following:

	June 27, 2009	December 27, 2008
	(In thousands)
Raw materials	$10,115	$9,107
Work in process	40,151	37,902
Finished goods	22,266	11,977

Total inventory	$72,532	$58,986

Included in finished goods inventory at June 27, 2009 and December 27, 2008 were $10.5 million and $2.4 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	June 27, 2009	December 27, 2008
	(In thousands)
Computer hardware	$5,535	$5,304
Computer software	4,759	4,083
Laboratory and manufacturing equipment	75,045	68,830
Furniture and fixtures	636	644
Leasehold improvements	15,907	14,203

	$101,882	$93,064

Less accumulated depreciation and amortization	(53,780)	(46,244)

Property, plant end equipment, net	$48,102	$46,820

Property, plant and equipment, net includes approximately $1.1 million in asset retirement obligations recorded as of June 27, 2009 and December 27, 2008. These asset retirement obligations are related to various office leases in California, Maryland and Pennsylvania.

Accrued Expenses

Accrued expenses are comprised of the following:

	June 27, 2009	December 27, 2008
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$1,892	$2,257
Tax payable	8,855	7,332
Other accrued expenses	6,473	6,503

Total accrued expenses	$17,220	$16,092

7. Comprehensive Income (Loss)

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles net income (loss) to comprehensive income (loss) for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net income (loss)	$(27,111)	$42,885	$(51,439)	$70,479
Change in foreign currency translation gain (loss)	226	(168)	117	(339)
Change in unrealized gains (losses) on available-for-sale securities	1,609	(1,117)	1,063	(4,874)

Total comprehensive income (loss)	$(25,276)	$41,600	$(50,259)	$65,266

The components of accumulated other comprehensive loss are as follows:

	June 27, 2009	December 27, 2008
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(670)	$(786)
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(1,814)	—
Accumulated unrealized holding gain (loss) on available-for-sale investments	66	(2,812)

Total accumulated other comprehensive loss	$(2,418)	$(3,598)

8. Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted shares are calculated in accordance with SFAS No. 128, “Earnings per Share,” using the treasury method. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share was computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, and assumed issuance of stock under the stock purchase plan using the treasury stock method.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Numerator - Basic and Diluted
Net income (loss)	$(27,111)	$42,885	$(51,439)	$70,479
Denominator
Basic weighted average common shares outstanding	95,161	92,124	94,718	91,687
Effect of dilutive securities:
Employee equity plans	—	4,707	—	4,861
Warrants to purchase common stock	—	453	—	440

Diluted weighted average common shares outstanding	95,161	97,284	94,718	96,988

Net income (loss) per common share - basic	$(0.28)	$0.47	$(0.54)	$0.77

Net income (loss) per common share - dilutive	$(0.28)	$0.44	$(0.54)	$0.73

The Company incurred a net loss for the three and six months ended June 27, 2009. Potential common shares from stock awards and warrants totaling 18.5 million shares were not included in the net loss per common share calculation, as their inclusion would have been antidilutive. For the three and six months ended June 28, 2008, the Company excluded 5.6 million shares, of outstanding stock awards, from the calculation of diluted net income per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following:

	June 27, 2009	December 27, 2008
	(In thousands)
Deferred product and ratable product and related support and services, current	$5,835	$6,413
Deferred service revenue, current	9,847	8,270

Deferred revenue, current	$15,682	$14,683

Deferred product and ratable product and related support and services, non-current	5,530	7,724
Deferred services revenue, non-current	1,832	—

Deferred revenue, non-current	7,362	7,724

Total deferred revenue	$23,044	$22,407

Deferred inventory costs, current	$3,267	$1,744
Deferred inventory costs, non-current	2,072	2,493

Total deferred inventory costs	$5,339	$4,237

Deferred ratable product and related support and services revenue primarily consists of revenue on transactions where VSOE of fair value of support and other services has not been established at the time of shipment and, therefore, the entire arrangement is being recognized ratably over the longest bundled support or service period or shipments where the revenue arrangement is not complete and revenue cannot therefore be recognized. Deferred services revenue primarily consists of invoiced services which will be amortized over the remaining contractual period.

10. Commitment and Contingencies

Contractual Obligations

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of June 27, 2009 and December 27, 2008, these non-cancelable purchase commitments were $23.5 million and $17.3 million, respectively. The contractual obligation table below excludes the Company’s FIN 48 tax liabilities of $0.5 million because the Company is unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

The following is a summary of the Company’s contractual obligations as of June 27, 2009:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations	$23,524	$23,524	$—	$—	$—
Operating leases	13,563	4,089	5,871	2,284	1,319

Total contractual obligations	$37,087	$27,613	$5,871	$2,284	$1,319

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stockholder’s Equity

Equity Incentive Plans

As of June 27, 2009, there was a total of 8,631,248 shares available for grant under the Company’s 2007 Equity Incentive Plan (“2007 Plan”). The following tables summarize the Company’s stock award activity and related information for the six months ended June 27, 2009:

	Number of Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	11,366	$8.13	$34,125
Options granted	1,676	$7.08
Options exercised	(402)	$1.76	$2,597
Options canceled	(236)	$11.15

Outstanding at June 27, 2009	12,404	$8.14	$37,135

Vested and expected to vest	12,186		$36,752

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	2,298	$13.71	$19,646
RSUs granted	2,172	$7.24
RSUs released	(260)	$13.14	$2,146
RSUs canceled	(120)	$12.32

Outstanding at June 27, 2009	4,090	$10.35	$37,209

Vested and expected to vest	3,710		$33,757

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	—	$—
PSUs granted	2,376	$9.94
PSUs canceled	(15)	$10.09

Outstanding at June 27, 2009	2,361	$9.94	$21,487

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $9.10 at June 27, 2009 and the exercise price of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

During the six months ended June 27, 2009, the Company granted 2.4 million shares of PSUs to members of the Company’s board of directors and executive officers, with the shares cliff vesting at the end of a three-year or four-year period. The number of shares to be issued upon vesting of the PSUs ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Options

During the three and six months ended June 27, 2009, the Company granted options to employees and directors to purchase an aggregate of 0.1 million and 1.7 million shares of common stock, at a weighted average exercise price of $8.72 and $7.08 per share, respectively. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. Amortization of stock-based compensation for the three and six months ended June 27, 2009 was approximately $4.3 million and $8.3 million, respectively, net of estimated forfeitures. As of June 27, 2009, the total stock-based compensation cost related to options granted under SFAS 123(R) to employees and directors but not yet amortized was $40.2 million, net of estimated forfeitures of $2.1 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

The ranges of estimated values of employee stock options granted, as well as ranges of assumptions used in calculating these values during the three and six months ended June 27, 2009 and June 28, 2008, were based on estimates as follows:

	Three Months Ended		Six Months Ended
Employee and Director Stock Options	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Volatility	63%	65% - 72%	63% - 72.5%	65% - 74%
Risk-free interest rate	2.52%	3.12% - 3.53%	2.13% - 2.52%	3.07% - 3.53%
Expected life	6.1 years	5.3 - 6.3 years	5.5 - 6.1 years	5.3 - 6.3 years
Estimated fair value	$5.00 - $5.27	$7.66 - $9.44	$4.06 - $5.87	$7.31 - $9.44

Employee Stock Purchase Plan

Compensation costs related to the ESPP under SFAS 123(R) were approximately $0.8 million and $1.5 million for the three and six months ended June 27, 2009, respectively, and $0.6 million and $1.0 million for the three and six months ended June 28, 2008, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Volatility	95%	65%	95%	65%
Risk-free interest rate	0.54%	2.12%	0.54%	2.12%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.83	$4.42	$2.83	$4.42

Restricted Stock Units

During the three and six months ended June 27, 2009, the Company granted RSUs to employees to purchase an aggregate of 0.6 million and 2.2 million shares of common stock, respectively, at no cost, vesting annually over four or five years. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 27, 2009 was approximately $2.3 million and $4.2 million, respectively. As of June 27, 2009, total stock-based compensation cost related to RSU awards to employees but not yet amortized was approximately $32.3 million, net of estimated forfeitures of $4.3 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 3.6 years.

Performance Stock Units

During the six months ended June 27, 2009, the Company granted 2.4 million PSUs to members of the Company’s board of directors and executive officers, with the shares cliff vesting at the end of a three-year or four-year period. No PSUs were granted during the three months ended June 27, 2009. The number of shares to be issued upon vesting of the PSUs ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of PSU stock-based compensation in the three and six months ended June 27, 2009 was approximately $1.8 million and $2.5 million, respectively. As of June 27, 2009, total stock-based compensation cost related to PSUs granted to members of the Company’s board of directors and executive officers, but not yet amortized was approximately $19.4 million, net of estimated forfeitures of $1.3 million. These costs will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The grant date fair value of PSUs was estimated using the Monte Carlo simulation model with the following assumptions:

Six Months Ended
Performance Stock Unit Grants	June 27, 2009
Infinera volatility	70% - 75%
NASDAQ volatility	30% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.60
Estimated fair value	$9.65 - $10.76

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to awards granted to employees, members of the Company’s board of directors and other non-employees on the Company’s condensed consolidated balance sheets and statements of operations for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
		(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$2,417	$1,854	$1,801	$2,215
Stock-based compensation expense added to inventory	1,269	821	2,382	1,393
Stock-based compensation expense recognized as cost of revenue	(901)	(905)	(1,398)	(1,623)
Stock-based compensation expense released from inventory to deferred inventory costs	—	(12)	—	(227)

Ending balance	$2,785	$1,758	$2,785	$1,758

Stock-based compensation effects in deferred inventory cost
Beginning balance	$32	$730	$101	$947
Stock-based compensation expense added from inventory	—	12	—	227
Stock-based compensation expense recognized as cost of revenue	(3)	(314)	(72)	(746)

Ending balance	$29	$428	$29	$428

Stock-based compensation effects in income (loss) before income taxes
Cost of revenue	$477	$271	$856	$479
Sales and marketing	1,599	1,164	3,013	2,014
Research and development	2,419	1,629	4,151	2,852
General and administration	3,513	2,072	6,158	3,574

	8,008	5,136	14,178	8,919
Cost of revenue - amortization from balance sheet*	904	1,219	1,470	2,369

Total stock-based compensation expense	$8,912	$6,355	$15,648	$11,288

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

12. Income Taxes

The effective tax rate of (0.4)% for the three and six months ended June 27, 2009 differs from the statutory rate of 35% primarily related to unbenefited U.S. losses, non-deductible stock compensation charges under SFAS No. 123(R) and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits due to the enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 27, 2009 and December 27, 2008. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
North America	$44,296	$130,664	$93,620	$242,032
Europe, Middle East and Africa	19,666	24,505	35,329	49,309
Asia Pacific	4,970	5,940	6,563	8,021

Total revenue	$68,932	$161,109	$135,512	$299,362

Property, plant and equipment, net

	June 27, 2009	December 27, 2008
	(In thousands)
North America	$46,231	$45,489
Asia Pacific	1,871	1,331

Total property, plant and equipment, net	$48,102	$46,820

14. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the three and six months ended June 27, 2009 and June 28, 2008 are summarized below.

	Three Months Ended				Six Months Ended
	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
	(In thousands)
Balance at the beginning of the period	$9,702		$11,027		$9,940		$9,992
Charges to operations	3,872		2,619		6,516		5,465
Utilization	(1,617)		(1,985)		(2,979)		(3,630)
Changes in estimate	(1,587	)(1)	(1,101	)(2)	(3,107	)(1)	(1,267	)(2)

Balance at the end of the period	$10,370		$10,560		$10,370		$10,560

(1)

This favorable change in estimate primarily represented lower than expected costs of replacing defective products due to increased usage of lower cost repaired products in the repair process and reductions in the costs associated with repairing those units. In addition, to a lesser extent, the Company experienced some continued improvements in average return rates.

(2)	Change in estimate is primarily due to continued improvements in average return rates and to a lesser extent, some on-going reduction in the cost of replacement products.

15. Subsequent Event

On July 21, 2009, the Company announced a restructuring plan under which it will close its Maryland based semi-conductor fabrication plant (“FAB”) and consolidate these activities into its primary FAB location in Sunnyvale, California. This consolidation of activities into one location is expected to facilitate collaboration across integration platforms in support of the Company’s next generation products. As a result, in the third and fourth quarters of 2009, the Company expects to record a restructuring charge and other associated costs of approximately $8.0 million. This amount reflects the fair value of the remaining rent payments for office space, net of expected sublease income, accelerated depreciation on property and equipment, severance costs and other restructuring costs. The Company expects to complete the restructuring in the fourth quarter of 2009.

On July 29, 2009, the Company was informed by Level 3 Communications (“Level 3”) that they intend to use another DWDM vendor in their network. Level 3 has informed the Company that they intend to continue to purchase products and services from the Company, including equipment to fill the capacity on their existing Infinera DTN systems. The Company expects that the introduction of another vendor will impact the revenue it will receive from Level 3 beginning in the first half of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses, restructuring charges and associated costs, or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services; statements related to capital expenditures; statements related to future economic conditions or performance; statements related to market growth; statements related to repayment of our adjustable rate securities; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our annual report on Form 10-K for the year ended December 27, 2008 filed on February 17, 2009. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Condensed Consolidated Financial Data” and condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

Our goal is to establish our Digital Optical Network, based on photonic integrated circuits, as a leading architecture for optical communications networks. We believe that photonic integrated circuits will significantly change optical communications networks in a fashion similar to the integrated circuit’s impact on electronics beginning in the 1950’s. As of June 27, 2009, we have sold our DTN System for deployment in the optical networks of 62 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3 Communications (“Level 3”). We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In the three and six months ended June 27, 2009, Level 3 accounted for approximately 20% and 25% of our revenue, respectively. In the three and six months ended June 28, 2008, Level 3 accounted for approximately 21% and 27% of our revenue, respectively. On July 29, 2009, we were informed by Level 3 that they intend to use another DWDM vendor in their network. We believe that this vendor will be given a significant portion of Level 3’s new network deployments commencing in the first half of 2010. Level 3 has informed us that they intend to continue to purchase products and services from us, including equipment to fill the capacity on their existing Infinera DTN Systems. We believe that the introduction of another vendor will impact the revenue we will receive from Level 3 beginning in the first half of 2010.

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

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our product and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 85% and 90% of our revenue from direct sales to customers for the three and six months ended June 27, 2009, respectively. We derived 97% of our revenue from direct sales to customers for the three and six months ended June 28, 2008, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

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

We believe that these adjusted amounts, as presented in the Deferred Revenue and Inventory Costs Excluded column of the table above, are more indicative of the revenue and gross margins generated directly from our 2008 sales and invoiced shipment activities. We expect our future product revenues and gross margins to approximate our invoiced shipment results with no further significant releases of deferred amounts from prior periods. Our future product revenues will therefore be largely driven by our underlying invoiced shipment trends. Our near term year-over-year and quarter-over-quarter growth in invoiced shipments will likely be volatile and may be impacted by several factors including general economic and market conditions, the timing of large product deployments, acquisitions of new customers and development of new products.

We will continue to make significant investments in the business, and management believes that operating expenses will be approximately $48 million to $52 million per quarter for the remainder of 2009.

On July 21, 2009, we announced a restructuring plan under which we will close our Maryland based semi-conductor fabrication plant (“FAB”) and consolidate these activities into our primary FAB location in Sunnyvale, California. This consolidation of activities in one location is expected to facilitate collaboration across integration platforms in support of our next generation products. As a result, in the third and fourth quarters of 2009, we expect to record a restructuring charge and other associated costs of approximately $8.0 million. This amount reflects the fair value of the remaining rent payments for office space, net of expected sublease income, accelerated depreciation on property and equipment, severance costs and other restructuring costs. We expect to complete the restructuring in the fourth quarter of 2009.

Overview of Condensed Consolidated Financial Data

Revenue

We derive our revenue from sales of our products, support and services. Our revenue is comprised of three components: (1) product revenue, (2) ratable product and related support and services revenue, or ratable revenue and (3) services revenue. Product revenue primarily relates to bundled products that are sold only with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Product revenue also includes products that are sold without services or a small amount of product sales where software is considered incidental and is recognized under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104.

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

The following table illustrates our revenue for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Revenue:
Product	$61,074	$86,505	$120,222	$150,633
Ratable product and related support and services	845	69,581	2,314	141,967
Services	7,013	5,023	12,976	6,762

Total of revenue	$68,932	$161,109	$135,512	$299,362

Total Revenue. Total revenue for the three and six months ended June 28, 2008 of $161.1 million and $299.4 million, respectively, was unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008. These changes resulted in the recognition of incremental revenue of $70.3 million and $113.1 million in the three and six months ended June 28, 2008, respectively, related to reductions in the deferred revenue balance for each period. Excluding this deferred revenue impact, revenue in the three and six months ended June 28, 2008 would have been $90.8 million and $186.3 million, respectively. This compares to total revenue of $68.9 million and $135.5 million, respectively, for the three and six months ended June 27, 2009. The reduction in total revenue for the first and second quarters of 2009 as compared to the same periods in 2008 was primarily due to reduced sales of our DTN Systems to existing customers and the timing of revenue recognition on a number of large deployments with new customers that had not been completed at the end of the first and second quarters in 2009. We expect to recognize revenue related to one of these large deployments in the third quarter of 2009 and we expect to see some increase in revenues from existing customers over those levels experienced in the first and second quarters of 2009.

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

As discussed above, we attained VSOE of fair value for software subscription services in the first quarter of 2008. This resulted in the recognition of $86.5 million and $150.6 million of product revenue for the three and six months ended June 28, 2008, respectively, from sales of bundled products and services where software subscription was the only undelivered element.

As of the first quarter of 2009, we had established VSOE of fair value for most of our services and as a result have recognized the majority of our product sales as product revenue at the time of customer acceptance. This resulted in the recognition of $61.1 million and $120.2 million for the three and six months ended June 27, 2009, respectively, of product revenue and reflects a reduction in underlying invoiced shipments for the period. This was primarily due to reduced sales of our DTN Systems to existing customers and the fact that a number of large deployments with new customers had not been completed at the end of the first and second quarters of 2009. Although we expect to recognize revenue related to these large deployments in the third quarter of 2009, we expect this increase to continue to be somewhat offset by lower revenues from existing customers.

Ratable Product and Related Support and Services Revenue. Substantially all of our product sales are sold in combination with support services, which consist of software warranty or software subscription services. In addition, we have sold training, installation and deployment services, spares management and on-site hardware replacement services with a significant number of these bundled sales.

VSOE of fair value for support services, training and installation and deployment services is determined by reference to the price the customer is required to pay when these services are sold separately. Support services are comprised of software warranty and software subscription services. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and provides customers with rights to receive unspecified software product upgrades released during the support period. In order to establish VSOE for these services, we are required to establish a history of selling these services separately at a consistent price.

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

We established VSOE for our training and installation and deployment services in the second quarter of 2008. This allowed us to recognize most of our shipments in that period as revenue at the time of acceptance and to allocate that revenue to the appropriate revenue category in our condensed consolidated statements of operations. This resulted in increased levels of product and services revenue in the second quarter of 2008 offset by a reduction in ratable revenue. This change combined with a reduction in the deferred revenue balance of $70.3 million resulted in the recognition of $69.6 million of ratable revenue in the second quarter of 2008.

We had established VSOE of fair value for most of our services by the end of 2008 and as a result, during the first and second quarters of 2009, we recognized the majority of invoiced shipments for these quarters as product revenue at the time of customer acceptance. Ratable revenue for these periods related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established and amounted to $0.8 million and $2.3 million for the three and six months ended June 27, 2009, respectively.

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

Deferred Revenue. Following the attainment of VSOE of fair value on software subscription in the first quarter of 2008, the attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008, and the attainment of VSOE of fair value for spares management and on-site hardware replacement services in the fourth quarter of 2008, the majority of our invoiced shipments are recognized as revenue in the same period in which they are accepted by the customer. As a result, our future deferred revenue balance will represent a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established or shipments where the revenue arrangement is not complete and revenue therefore cannot be recognized.

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

The following table illustrates the increase (decrease) in deferred revenue for the three and six months ended June 27, 2009:

	Three Months Ended June 27, 2009
Deferred Revenue	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Services Revenue	Total
	(In thousands)
Beginning balance	$6,706	$3,441	$10,447	$20,594
Additions to deferred revenue	—	3,087	6,470	9,557
Amortization to revenue	(707)	(1,162)	(5,238)	(7,107)

Ending balance	$5,999	$5,366	$11,679	$23,044

Change in deferred revenue balance	$(707)	$1,925	$1,232	$2,450

	Six Months Ended June 27, 2009
Deferred Revenue	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Services Revenue	Total
	(In thousands)
Beginning balance	$8,650	$4,177	$9,580	$22,407
Additions to deferred revenue	—	3,297	11,923	15,220
Amortization to revenue	(2,651)	(2,108)	(9,824)	(14,583)

Ending balance	$5,999	$5,366	$11,679	$23,044

Change in deferred revenue balance	$(2,651)	$1,189	$2,099	$637

Cost of Revenue

Our cost of revenue is comprised of three components: cost of product revenue, cost of ratable product and related support and services and cost of services revenue.

The following table illustrates our cost of revenue for the specified periods:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Cost of revenue:
Cost of product	$45,699	$47,124	$89,564	$86,789
Cost of ratable product and related support and services	358	32,169	1,088	68,000
Cost of services	2,617	2,032	4,632	3,222

Total cost of revenue	$48,674	$81,325	$95,284	$158,011

Total Cost of Revenue. Total cost of revenue consists primarily of the costs of manufacturing network components, such as personnel costs, stock-based compensation, raw materials, overhead, services costs and period costs. Period costs consist primarily of freight and logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, lower of cost or market (“LCM”) adjustments, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated. All other costs of revenue are recognized in the same period as the corresponding revenue. We may experience some increase in inventory write-downs in future periods as we complete a number of major product transitions. In addition, the cost of some of our products may increase in future periods due to changes in yields and production volumes for those products.

The initial deployment of our DTN System involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or can be reasonably estimated and often in advance of the recognition of related revenue. We refer to these losses as lower of cost or market adjustments, or LCM adjustments.

Cost of Product Revenue. Cost of product revenue consists of the costs of manufacturing network components, such as personnel costs, stock-based compensation, raw materials, overhead and period costs related to those sales recognized as product revenue in the period. Period costs consist primarily of shipping fees, logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, LCM adjustments, and warranty obligations, and are recognized in the period in which they are incurred or can be reasonably estimated.

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

The following table illustrates the increase (decrease) in our deferred inventory cost for the three and six months ended June 27, 2009:

	Three Months Ended June 27, 2009
Deferred Inventory Cost	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands)
Beginning balance	$2,802	$700	$3,502
Additions to deferred inventory cost	—	2,188	2,188
Amortized to cost of revenue	(304)	(47)	(351)

Ending balance	$2,498	$2,841	$5,339

Change in deferred inventory cost balance	$(304)	$2,141	$1,837

	Six Months Ended June 27, 2009
Deferred Inventory Cost	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands)
Beginning balance	$3,221	$1,016	$4,237
Additions to deferred inventory cost	—	2,191	2,191
Amortized to cost of revenue	(723)	(366)	(1,089)

Ending balance	$2,498	$2,841	$5,339

Change in deferred inventory cost balance	$(723)	$1,825	$1,102

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

The following table illustrates our gross margin for the specified periods:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except%)
Revenue	$68,932	$161,109	$135,512	$299,362
Cost of revenue	48,674	81,325	95,284	158,011

Gross profit	$20,258	$79,784	$40,228	$141,351

Gross margin	29%	50%	30%	47%

The table below illustrates our three and six months ended June 27, 2008 results excluding the impact of the recognition of deferred amounts from prior periods.

	Three Months Ended June 28, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except%)
Revenue	$161,109	$(70,349)	$90,760
Cost of revenue	81,325	(32,090)	49,235

Gross profit	$79,784	$(38,259)	$41,525

Gross margin	50%		46%

	Six Months Ended June 28, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except%)
Revenue	$299,362	$(113,097)	$186,265
Cost of revenue	158,011	(55,112)	102,899

Gross profit	$141,351	$(57,985)	$83,366

Gross margin	47%		45%

As illustrated in the tables above, revenue and gross profit in the three and six months ended June 28, 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008. This change resulted in the recognition of $38.3 million and $58.0 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the three and six months ended June 28, 2008, respectively. In addition, the change resulted in the recognition of $41.5 million of gross profit in the three months ended June 28, 2008 and $83.4 million in the six months ended June 28, 2008 from invoiced shipments in those periods. Gross profit of $20.3 million and $40.2 million for the three and six months ended June 27, 2009, respectively, primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods. Excluding the prior period impact described above, gross margin for the three and six months ended June 28, 2008 would have been 46% and 45%, respectively, compared to gross margin of 29% and 30% for the three and six months ended June 27, 2009, respectively.

The prices paid for our DTN Systems vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from quarter-to-quarter depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases significant quantities of our DTN Systems that comprise a significant portion of the DTN Systems we sell within a quarter, our gross margin for such a quarter would be lower. In addition, pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our Digital Line Modules (“DLMs”), Tributary Adapter Modules (“TAMs”), and Tributary Optical Modules (“TOMs”) are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin. Because of the significant impact that changes in product and customer mix and the timing of new customer deployments have on our gross margin levels, we experience significant gross margin volatility on a quarter-over-quarter basis. In addition, forecasted sales of negative margin common equipment to new customers or forecasted usage of incremental common equipment discounts by existing customers can result in increased LCM adjustments in order to record inventory and purchase commitments at its net realizable value. These LCM adjustments are recorded in advance of the recognition of the related revenue and result in lower gross margins in the periods in which the LCM adjustments are recorded.

Although it is difficult to predict gross margins in future periods, we will continue to recognize revenue related to common equipment deployments in the third quarter of 2009 and this will negatively impact gross margins. We expect this to be somewhat offset by some increase in TAM sales over the volumes experienced in the second quarter of 2009.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses, and are recognized as incurred. Personnel-related costs are the most significant component of each of these expense categories. We expect personnel costs to continue to increase as we hire new employees to support our anticipated long-term growth. We expect total operating expenses to average approximately $48 million to $52 million per quarter for the remainder of 2009.

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

Other Income (expense), net

Other income (expense), net includes interest income on our cash and short and long-term investment balances, gains or losses on sale of assets and investments, foreign currency transactions and translations, changes in the fair value of our Put Rights, unrealized holding gains or losses on our adjustable rate securities (“ARS”) and unrealized other-than-temporary credit impairment losses on available-for-sale ARS. If interest rates continue to fluctuate due to current global market conditions, we will experience volatility in future interest income from our cash and short and long-term investment balances, assuming consistent investment levels.

Provision for income taxes

The effective tax rate of (0.4)% for the three and six months ended June 28, 2009 differs from the statutory rate of 35% primarily related to unbenefited U.S. losses, non-deductible stock compensation charges under SFAS No. 123(R) and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits due to the enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009. This compares to an effective tax rate of 5.0% and 4.6% for the three and six months ended June 28, 2008, respectively, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges under SFAS No. 123(R), federal alternative minimum tax and state income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement of investments, cash, cash equivalents and short and long-term investments, other-than-temporary impairments and accounting for income taxes. Below, we further discuss our policies as well as the estimates and judgments related to stock-based compensation, fair value measurement and classification of investments, and other-than-temporary impairments. Our other policies are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K filed with the SEC on February 17, 2009. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. For additional information on the recent accounting pronouncements impacting our business, see Note 3, “Accounting Changes” to the Notes to Condensed Consolidated Financial Statements.

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

•

The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and expected employee and director behaviors. Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by SEC Staff Accounting Bulletin No. 110 (“SAB 110”) due to increased liquidity of the underlying options in the post IPO era as compared to our historical grants.

•

Expected volatility of our stock is based on the weighted average implied and historical volatility of our Company and our peer group. The peer group is comprised of similar companies in the same industrial sector. Peer group data is used because we do not yet have sufficient historical volatility data for our own common stock.

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

We issued performance share units (“PSUs”) in the first quarter of 2009, as part of our annual refresh grant process. The PSUs entitle our executive officers and board members to receive a number of shares of our common stock based on our stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same periods. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of our common stock price compared to NASDAQ. This performance metric is classified as a market condition under SFAS 123(R). We estimate the fair value of the PSUs granted using the Monte Carlo simulation model and recognize the related expenses on a straight-line amortization basis.

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

Fair Value Measurement of Investments

Effective December 30, 2007, we adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”) and FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), clarify the application of SFAS 157 in an inactive market.

The fair values of our financial instruments reflect the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our condensed consolidated financial statements are based on information available to us as of June 27, 2009.

In accordance with SFAS 157 and related pronouncements, we apply a fair value hierarchy based on three levels of inputs as follows:

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

We measure our cash equivalents, debt securities and Put Rights at fair value and classify our securities in accordance with the fair value hierarchy of FAS 157 and related pronouncements.

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

U.S. Agency Notes

We review trading activity and pricing for our U.S. agency notes as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from a number of industry standard data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data, and result in the classification of these securities as Level II of the fair value hierarchy.

We classify our ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for our ARS, we used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, we performed our own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of June 27, 2009, and therefore incorporated both valuations in our fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of June 27, 2009, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities would be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 basis points (“bps”) for all our ARS, except 150 bps for A3 rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a total of 350 bps to 500 bps which included an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and the credit risk of the securities. Most of our ARS were AAA rated, except for $17.0 million (par value) of securities held with two issuers whose credit ratings were downgraded to A3 and Aa1 ratings during the six months ended June 27, 2009. Our ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. Our other-than-temporary impairment analysis for two of our available-for-sale ARS indicates that the estimated credit risk element included in the discount rate for an AAA rated security is approximately 150 bps and 250 bps for an A3 rated security.

•	Estimated maturity

We estimated the workout period of our ARS as the weighted average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, we used the weighted average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 10.1 years to 19.0 years.

Put Rights

Put Rights associated with our UBS ARS are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. We performed our own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of June 27, 2009 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on our current intent to exercise our Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate adjusted for a failed auction premium of 120 bps for all of our ARS, except for 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by a total of 120 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

We believe that the fair value of our ARS and Put Rights could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in a $0.1 million net loss in our condensed consolidated statements of operations as of June 27, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on our condensed consolidated statements of operations.

Other-Than-Temporary Impairments

It is our policy to review our available-for-sale marketable debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. To determine if an other-than-temporary impairment (“OTTI”) exists, we first determine if we have the intent or if we are more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, then the total amount of the fair market value write-down is determined to represent an OTTI and is recognized in earnings in the period.

In instances where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of the amortized cost basis, we must determine if we expect to recover the entire amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the security, then an OTTI is considered to have occurred. This OTTI write-down is then separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income (loss). In determining if a credit loss has occurred, it is our policy to isolate the credit loss related portion of the discount rate used to derive the fair market value of the security and apply this to the expected cash flows in order to determine the portion of the OTTI that is credit loss related. This credit related portion of the discount rate is derived based on the financial condition of the issuer, including changes in rating agency ratings for the security or increases in credit related yield spreads on similar securities offered by the same issuer.

As of June 27, 2009, we held $10.0 million of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of June 27, 2009 we determined that we do not intend to sell these securities and it is not more likely than not that we will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, an OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis has occurred. We recognized a credit impairment loss of $0.9 million in our condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at June 27, 2009.

A 10% deterioration in the ARS student loan credit spread would result in $0.2 million of additional OTTI credit loss in our condensed consolidated statements of operations for the second quarter of 2009.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

		(In thousands, except%)
Statements of Operations Data:
Revenue by type
Product	$61,074	$86,505	$120,222	$150,633
Ratable product and related support and services	845	69,581	2,314	141,967
Services	7,013	5,023	12,976	6,762

Total	$68,932	$161,109	$135,512	$299,362

% Revenue by type
Product	89%	54%	89%	50%
Ratable product and related support and services	1%	43%	2%	48%
Services	10%	3%	9%	2%

Total	100%	100%	100%	100%

Total revenue by geography
Domestic	$44,296	$130,664	$93,620	$242,032
International	24,636	30,445	41,892	57,330

Total	$68,932	$161,109	$135,512	$299,362

% Revenue by geography
Domestic	64%	81%	69%	81%
International	36%	19%	31%	19%

Total	100%	100%	100%	100%

Total revenue by sales channel
Direct	$58,297	$156,828	$122,394	$290,613
Indirect	10,635	4,281	13,118	8,749

Total	$68,932	$161,109	$135,512	$299,362

% Revenue by sales channel
Direct	85%	97%	90%	97%
Indirect	15%	3%	10%	3%

Total	100%	100%	100%	100%

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008.

Total revenue decreased to $68.9 million for the three months ended June 27, 2009 from $161.1 million for the corresponding period in 2008 primarily reflecting a decrease in revenue recognized from a reduction in the deferred revenue balance and, to a lesser extent, lower sales of our DTN Systems to existing customers and the timing of acceptance of deployments with new customers. International revenue increased to 36% in the three months ended June 27, 2009 from 19% in the corresponding period in 2008 as we experienced increased levels of sales to international customers during the second quarter of 2009. While we expect international revenues to continue to grow on an absolute dollar basis as we increase our sales activities in Europe and Asia, they may fluctuate as a percentage of total revenue.

Total product revenue decreased to $61.1 million for the three months ended June 27, 2009 from $86.5 million for the corresponding period in 2008 primarily due to reduced sales of our DTN Systems to existing customers and the timing of acceptance of deployments with new customers.

Total ratable revenue decreased to $0.8 million for the three months ended June 27, 2009 from $69.6 million for the corresponding period in 2008 due to the attainment of VSOE of fair value for most of our services during 2008. Since the second quarter of 2008, we have recognized the majority of our invoiced shipments as product revenue at the time of acceptance. Ratable revenue for the second quarter of 2009 related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established and amounted to $0.8 million for the quarter.

Total services revenue increased to $7.0 million for the three months ended June 27, 2009 from $5.0 million for the corresponding period in 2008, reflecting the attainment of VSOE of fair value for most of our services commencing in the first quarter of 2008 which resulted in more revenue for these services being recorded separately.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008.

Total revenue decreased to $135.5 million for the six months ended June 27, 2009 from $299.4 million for the corresponding period in 2008. This decrease primarily reflected a decrease in revenue recognized from a reduction in the deferred revenue balance and, to a lesser extent, lower sales of our DTN Systems to existing customers and the timing of acceptance of deployments with new customers. International revenue increased to 31% for the six months ended June 27, 2009 from 19% for the corresponding period in 2008 as we experienced increased levels of sales to international customers during the first two quarters of 2009. While we expect international revenues to continue to grow on an absolute dollar basis as we increase our sales activities in Europe and Asia, they may fluctuate as a percentage of total revenue.

Total product revenue decreased to $120.2 million for the six months ended June 27, 2009 from $150.6 million for the corresponding period in 2008 primarily due to reduced sales of our DTN Systems to existing customers and the timing of acceptance of deployments with new customers.

Total ratable revenue decreased to $2.3 million for the six months ended June 27, 2009 from $142.0 million for the corresponding period of 2008 due to the attainment of VSOE of fair value for most of our services during 2008. As a result, commencing in the second quarter of 2008, we have recognized the majority of our invoiced shipments for the quarter as product revenue at the time of acceptance. Ratable revenue for the second quarter of 2009 related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established.

Total services revenue increased to $13.0 million for the six months ended June 27, 2009 from $6.8 million for the corresponding period in 2008, reflecting the attainment of VSOE of fair value for most of our services commencing in the first quarter of 2008 and resulted in more revenue for these services being recorded separately.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit and gross margin for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except %)
Total revenue	$68,932	$161,109	$135,512	$299,362
Total cost of revenue:
Cost of product	45,699	47,124	89,564	86,789
Cost of ratable product and related support and services	358	32,169	1,088	68,000
Cost of services	2,617	2,032	4,632	3,222

Gross profit	$20,258	$79,784	$40,228	$141,351

Gross margin	29%	50%	30%	47%

The table below illustrates our three and six months ended June 28, 2008 results as reported and excludes the impact of the recognition of deferred amounts from prior periods.

	Three Months Ended June 28, 2008
	As Reported Results	Pre-VSOE Adjustments Deferred	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except %)
Total revenue	$161,109	$(70,349)	$90,760
Total cost of revenue:			—
Cost of product	47,124	(32,090)	15,034
Cost of ratable product and related support and services	32,169	—	32,169
Cost of services	2,032	—	2,032

Gross profit	$79,784	$(38,259)	$41,525

Gross margin	50%		46%

	Six Months Ended June 28, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	Deferred Revenue and Inventory Costs Excluded
	(In thousands, except%)
Total revenue	$299,362	$(113,097)	$186,265
Total cost of revenue:
Cost of product	86,789	(55,112)	31,677
Cost of ratable product and related support and services	68,000	—	68,000
Cost of services	3,222	—	3,222

Gross profit	$141,351	$(57,985)	$83,366

Gross margin	47%		45%

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008.

Gross margin decreased to 29% in the three months ended June 27, 2009 from 50% in the corresponding period in 2008. As illustrated in the table above, revenue and gross profit in the second quarter of 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in the recognition of $38.3 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the period and $41.5 million of gross profit from invoiced shipments in the current quarter. Excluding this prior period impact, gross margin for the second quarter of 2008 would have been 46% compared to gross margin of 29% in the second quarter of 2009. Gross profit of $20.3 million in the second quarter of 2009 primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods.

This significant reduction in gross margin in the three months ended June 27, 2009 was partially due to lower sales of our higher gross margin TAMs in the period compared to the corresponding period in 2008. In addition, in the three months ended June 27, 2009, we recognized revenue and costs related to negative margin common equipment deployments. This resulted in a significant overall negative gross margin impact for the quarter, even though some of the inventory sold had been written-down for LCM adjustments in the first quarter of 2009. The impact of the sale of this previously written-down inventory, which was partially offset by the recognition of LCM adjustments for new on-hand inventory for the three months ended June 27, 2009, resulted in an increase to gross margin of 8%. Gross margins in the period were also negatively impacted by the usage of significant common equipment discounts. Additionally, included in cost of revenue were inventory write-downs for excess and obsolete inventory of $0.8 million and $1.8 million for the three months ended June 27, 2009 and June 28, 2008, respectively.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008.

Gross margin decreased to 30% in the six months ended June 27, 2009 from 47% in the corresponding period in 2008. As illustrated in the table above, revenue and gross profit in the six months ended June 28, 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in the recognition of $58.0 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the period and $83.4 million of gross profit from invoiced shipments in the six months ended June 28, 2008. Gross profit of $40.2 million in the six months ended June 27, 2009 primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods. Excluding this prior period impact, gross margin for the six months ended June 28, 2008 would have been 45% compared to gross margin of 30% in the six months ended June 29, 2009.

This significant reduction in gross margins in the six months ended June 27, 2009 was partially due to lower sales of our higher gross margin TAMs in the period compared to the corresponding period in 2008. In addition, in the six months ended June 27, 2009, we recognized revenue and costs related to negative margin common equipment deployments. This resulted in a significant overall negative gross margin impact for the period. The net impact of LCM inventory write-downs for the six months ended June 27, 2009 was a 3% decrease in gross margin primarily due to lower forecasted average selling prices (“ASPs”) for negative margin common equipment deployments which are expected to be recognized as revenue in the third quarter of 2009. Gross margins in the period were also negatively impacted by the usage of significant common equipment discounts. Additionally, included in cost of revenue were inventory write-downs for excess and obsolete inventory of $3.3 million and $3.7 million for the six months ended June 27, 2009 and June 28, 2008, respectively.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

	(In thousands, except%)
Research and development expenses	$24,763	$17,787	$46,760	$36,080
Percent of total revenue (1)	36%	11%	35%	12%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008.

Research and development expenses increased by $7.0 million in the three months ended June 27, 2009 compared to the corresponding period in 2008 due primarily to increased headcount and personnel-related costs of $2.9 million, including $1.8 million of cash compensation, $0.8 million of stock-based compensation and $0.3 million of incremental facilities and infrastructure costs. In addition, in the three months ended June 27, 2009, we incurred $3.8 million of increased prototype and new product spending and $0.3 million of incremental expenses related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008.

Research and development expenses increased by $10.7 million in the six months ended June 27, 2009 compared to the corresponding period in 2008 due primarily to increased headcount and personnel-related costs of $6.1 million, including $3.9 million of cash compensation, $1.3 million of stock-based compensation and $0.9 million of incremental facilities and infrastructure costs. In addition, in the six months ended June 27, 2009, we incurred $4.0 million of increased prototype and new product spending and $0.6 million of incremental expenses related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except%)
Sales and marketing expenses	$11,458	$10,860	$22,581	$21,106
Percent of total revenue (1)	17%	7%	17%	7%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008.

Sales and marketing expenses increased by $0.6 million in the three months ended June 27, 2009 compared to the corresponding period in 2008 primarily due to stock-based compensation expense of $0.4 million, an increase of $0.1 million in personnel-related expenses and $0.1 million related to demonstration units used in potential customer lab trials.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008.

Sales and marketing expenses increased by $1.5 million in the six months ended June 27, 2009 compared to the corresponding period in 2008 primarily due to stock-based compensation expense of $1.0 million, $0.3 million related to demonstration units used in potential customer lab trials and an increase of $0.1 million in personnel-related expenses.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except%)
General and administrative expenses	$11,478	$8,502	$21,605	$16,919
Percent of total revenue (1)	17%	5%	16%	6%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in each period.

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008.

General and administrative expenses increased by $3.0 million in the three months ended June 27, 2009 compared to the corresponding period in 2008 primarily due to $1.4 million of stock-based compensation expenses, increased personnel-related costs including $1.0 million of cash compensation, $0.3 million of depreciation and amortization expense and $0.3 million related to other external costs.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008.

General and administrative expenses increased by $4.7 million in the six months ended June 27, 2009 compared to the corresponding period in 2008 primarily due to $2.6 million of stock-based compensation expenses, increased personnel-related costs including $1.2 million of cash compensation, $0.7 million of depreciation and amortization expense and $0.2 million of other external costs.

Other Income (Expense), Net

The following table presents our interest income, interest expense, net credit impairment loss recognized in other income (expense), net for the three and six months ended June 27, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Interest income	$597	$2,258	$1,515	$5,561
Interest expense	—	—	—	(3)
Total other-than-temporary impairment losses	(2,747)	—	(2,747)	—
Portion of loss recognized in other comprehensive loss	1,814	—	1,814	—

Net credit impairment losses recognized in earnings	(933)	—	(933)	—
Other gain (loss), net	806	296	(1,008)	1,176

Total other income (expense), net	$470	$2,554	$(426)	$6,734

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008.

Interest income decreased by $1.7 million in the three months ended June 27, 2009 compared to the corresponding period in 2008 due to lower interest rates on investments and lower investment balances. We also recognized net credit impairment losses of $0.9 million in the three months ended June 27, 2009, related to the other-than-temporary impairment for our available-for-sale ARS, as discussed in Note 5, “Fair Value Measurements and Other-than-Temporary Impairments,” of the Notes to Condensed Consolidated Financial Statements. Other gain (loss), net for the quarter ended June 27, 2009 included a $0.4 million gain related to increase in the fair value of the Put Rights and a $0.6 million unrealized holding gain related to ARS trading securities. Additionally, we recorded $0.2 million of unrealized and realized losses due to foreign currency exchange re-measurement. Other gain (loss), net for the three months ended June 28, 2008 included a loss of $0.1 million on our foreign currency receivable and a gain of $0.4 million related to the sale of assets.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008.

Interest income decreased by $4.0 million in the six months ended June 27, 2009 compared to the corresponding period in 2008 due to lower interest rates on investments and lower investment balances. We also recognized net credit impairment losses of $0.9 million in the six months ended June 27, 2009 related to the determination that our available-for-sale ARS were other-than-temporary, as discussed in Note 5, “Fair Value Measurements and Other-Than-Temporary Impairments,” of the Notes to Condensed Consolidated Financial Statements. Other gain (loss), net for the six months ended June 27, 2009 included $1.5 million loss due to decrease in the fair value of the Put Rights offset by a $1.5 million unrealized holding gain to ARS trading securities. Additionally, we recorded $1.0 million of unrealized and realized losses due to foreign currency exchange re-measurement. Other gain (loss), net for the six months ended June 28, 2008 included a gain of $0.3 million on our foreign currency receivable and a gain of $0.7 million related to the sales of assets.

Income Tax Provision

The effective tax rate of (0.4)% for the three and six months ended June 27, 2009 differs from the statutory rate of 35% primarily related to unbenefited U.S. losses, non-deductible stock compensation charges under SFAS No. 123(R) and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits due to the enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009. This compares to an effective tax rate of 5.0% and 4.6% for the three and six months ended June 28, 2008, respectively, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges under SFAS No. 123(R), federal alternative minimum tax and state income taxes.

Liquidity and Capital Resources

	June 27, 2009	December 27, 2008
	(In thousands)
Working capital	$263,915	$289,702

Cash and cash equivalents	$94,151	$166,770
Short and long-term investments	188,863	142,916
Short and long-term restricted cash	4,067	2,899

Total cash and cash equivalents, investments and restricted cash	$287,081	$312,585

	Six Months Ended
	June 27, 2009	June 28, 2008
	(In thousands)
Cash provided by (used in) operating activities	$(21,728)	$15,406
Cash provided by (used in) investing activities	(55,754)	21,711
Cash provided by financing activities	4,747	7,693

At June 27, 2009, we had $94.2 million in cash and cash equivalents, $188.9 million in short-term and long term investments and $4.1 million in restricted cash In comparison, at December 27, 2008, we had $166.8 million in cash and cash equivalents, $142.9 million in short and long-term investments and $2.9 million in restricted cash. Cash, cash equivalents, restricted cash and short and long-term investments consist of highly liquid investments in money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. Additionally, long-term investments include ARS, which are illiquid, and Put Rights. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

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

Operating Activities

We experienced negative cash flows from operations of $21.7 million in the first six months of 2009. We generated a net loss for the period of $51.4 million and we had non-cash charges of $24.6 million consisting primarily of stock-based compensation expense of $15.6 million, depreciation and amortization expenses of $7.9 million, $0.9 million net credit-related OTTI and $1.5 million decrease in the fair value of the Put Rights offset by $1.5 million unrealized holding gain from ARS trading securities.

Accounts receivable decreased by $15.8 million which was partially offset by an increase in inventory of $12.6 million. Our working capital requirements can fluctuate significantly depending on the timing of large deployments and the terms associated with billings and collections. We expect some improvement in TAM volumes and in gross margins in the third quarter of 2009, and this combined with somewhat lower working capital requirements for the period, should result in lower net cash used in operating activities for the third quarter of 2009 as compared to the second quarter of 2009.

We experienced positive cash flows from operations of $15.4 million in the first six months of 2008. We generated net income for the period of $70.5 million, and we had non-cash charges of $15.3 million consisting primarily of depreciation and amortization expenses of $5.5 million and stock-based compensation expense of $11.3 million offset by investment discount accretion of $0.7 million. In addition, net income reflects the release of non-cash gross margin from invoiced shipments of bundled products and services deferred in prior periods of $50.4 million. Accounts receivable increased by $16.9 million due to the non-linearity of invoicing in the quarter and this was partially offset by an increase in accounts payable of $4.9 million. Accrued liabilities and other expenses decreased by $6.9 million due to the timing of payroll and other payments in the period.

Investing Activities

Net cash used in investing activities in the first six months of 2009 was $55.8 million, primarily consisting of net usage from the purchase, maturity and call of investments in the period of $47.1 million and additions to property, plant and equipment for the period of $8.8 million.

Net cash provided by investing activities was $21.7 million in the first six months of 2008 and primarily represented net proceeds from the purchase, maturity and sale of investments in the period of $28.2 million reflecting our switch to money market funds during the period. Additions to property, plant and equipment amounted to $7.3 million.

Financing Activities

Net proceeds from financing activities in the first six months of 2009 were $4.7 million primarily due to proceeds from the issuance of common stock under our employee stock purchase plan, or ESPP, and other equity plans.

Net proceeds from financing activities in the first six months of 2008 were $7.7 million and primarily related to proceeds from the issuance of common stock under our ESPP plan and other equity plans.

Adjustable Rate Securities

At June 27, 2009, we held $75.5 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near term is limited. In addition, it could take until final maturity of the ARS (up to 38 years) to realize our investments’ par value or we may not be able to fully recover the par value of our ARS. At June 27, 2009, most of the $75.5 million (par value) ARS we held were AAA rated, except for $11.9 million (par value) of our ARS that were downgraded to A3 rating and $5.1 million (par value) of ARS that were downgraded to Aa1 rating during the six months ended June 27, 2009. Our ARS were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three months ended June 27, 2009, an immaterial amount of ARS was called by one issuer.

The ARS of $65.5 million (par value) covered by the UBS settlement and the related Put Rights were revalued to fair value on a quarterly basis. We recorded a $0.4 million increase and a $1.5 million decrease in the fair value of the Put Rights in the three and six months ended June 27, 2009, respectively, in Other gains (loss), net in the accompanying condensed consolidated statements of operations. In addition, we recorded $0.6 million and $1.5 million of unrealized holding gains on our ARS trading securities in the three and six months ended June 27, 2009, respectively, in Other gains (loss), net in the accompanying condensed consolidated statements of operations.

As of June 27, 2009, we held $10.0 million of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of June 27, 2009 we determined that we do not intend to sell these securities and it is not more likely than not that we will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, an OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis has occurred. We recognized a credit impairment loss of $0.9 million in our condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at June 27, 2009.

These failed auctions result in a lack of liquidity in the ARS but do not affect the underlying collateral of the securities. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored or when it falls within one year of the Put Right exercise date.

Liquidity

For the remainder of 2009, capital expenditures are expected to be in the range of approximately $8 million to $12 million, primarily for product development and manufacturing expansion and upgrades. In addition, we have experienced a lack of liquidity related to $75.5 million (par value) of our ARS as described above. We believe that our current cash and cash equivalents and investments, excluding our ARS, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of June 27, 2009:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations (1)	$23,524	$23,524	$—	$—	$—
Operating leases	13,563	4,089	5,871	2,284	1,319

Total contractual obligations (2)	$37,087	$27,613	$5,871	$2,284	$1,319

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	FIN 48 tax liabilities of $0.5 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $4.0 million of standby letters of credit outstanding as of June 27, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.4 million related to a value added tax license and duty and $1.1 million related to property leases. We had $2.9 million of standby letters of credit outstanding as of December 27, 2008. These consisted of $1.1 million related to property leases, $1.4 million related to a value added tax license and duty and $0.4 million related to customer proposal guarantee.

Off-Balance Sheet Arrangements

As of June 27, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions for the second quarter of 2009 would result in a loss of approximately $0.6 million, excluding the amounts related to foreign denominated accounts receivable. Beginning in the second quarter of 2009, we established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on our operating results. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short and long-term investments and short and long-term restricted cash totaling $287.1 million and $312.6 million at June 27, 2009 and December 27, 2008, respectively. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, ARS and associated Put Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended June 27, 2009, our interest income would have declined approximately $0.2 million, assuming consistent investment levels.

At June 27, 2009 and December 27, 2008, we had no debt outstanding.

Adjustable Rate Securities and Put Rights

At June 27, 2009, we held $75.5 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At June 27, 2009, most of the $75.5 million (par value) ARS we held were AAA rated, except for $11.9 million (par value) of our ARS that were downgraded to A3 rating and $5.1 million (par value) of ARS that were downgraded to Aa1 rating during the six months ended June 27, 2009. Our ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near term is limited. In addition, it could take until final maturity of the ARS (up to 38 years) to realize the investments’ par value or we may not be able to fully recover the par value of our ARS. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with Put Rights to sell UBS $65.7 million (par value) of the ARS, which we purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). UBS has agreed to pay us the par value of our ARS within one day of settlement of any Call Right transaction. We elected to adopt SFAS 159 on the Put Rights and elected to treat this portion of our ARS portfolio as trading securities. As such, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million on the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and Put Rights are revalued to fair market value on a quarterly basis until the sale of these securities has been completed. For the three and six months ended June 27, 2009, we recorded a $0.4 million increase and $1.5 million decrease in the fair value of the Put Rights, respectively, and $0.6 million and $1.5 million of unrealized holding gains to ARS trading securities, respectively, in our condensed consolidated statements of operations. The fair value of our investment in these securities could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. See Note 5, “Fair Value Measurements and Other-Than-Temporary Impairment,” to the Notes to Condensed Consolidated Financial Statements for further information.

As of June 27, 2009, we held $10.0 million of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of June 27, 2009 we determined that we do not intend to sell these securities and it is not more likely than not that we will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, an OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis has occurred. We recognized a credit impairment loss of $0.9 million in our condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated comprehensive loss in our condensed consolidated balance sheet at June 27, 2009.

We believe that the fair value of our ARS, Put Rights and OTTI could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in a $0.1 million net loss in our condensed consolidated statements of operations for the three months ended June 27, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on our condensed consolidated statements of operations. A 10% deterioration in the ARS student loan credit spread would result in $0.2 million of additional OTTI credit loss in our condensed consolidated statements of operations for the three months ended June 27, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 27, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Although we achieved profitability for the first time on an annual basis for the year ended December 27, 2008 and generated net income of $78.7 million, this amount included $87.4 million of gross profit deferred from prior periods, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding the impact of this prior period amount, our results of operations for the year ended December 27, 2008 would have been a net loss of $8.7 million. In addition, for the six months ended June 27, 2009, we recorded a net loss of $51.4 million. As of June 27, 2009, our accumulated deficit was $342.2 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our DTN System and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past six fiscal quarters, our revenue and operating income (loss), adjusted for 2008, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has ranged from $66.6 million to $95.5 million and from $(27.5) million to $4.8 million, respectively. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for our DTN System and our services;

•	fluctuations in our product mix, including the mix higher and lower margin products and significant mix changes resulting from new customer deployments;

•	reductions in customers’ budgets for optical communications purchases and delays in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase;

•	readiness of customer sites for installation of our DTN System;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Over the past six fiscal quarters, our gross margins, adjusted for 2008, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations, have ranged from 29% to 46%. Our gross margins are likely to continue to fluctuate and will be adversely affected by a number of factors, including:

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

Aggressive business tactics by our competitors may harm our business.

Increased competition in our markets has resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their products, including offering significant one-time discounts;

•	selling at a discount used equipment or inventory that a competitor had previously written down or written off;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	offering to repurchase our equipment from existing customers;

•	providing financing, marketing and advertising assistance to customers; and

•	asserting intellectual property rights.

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

As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our results. Continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. At June 27, 2009, $1.5 million was reserved for accounts receivable bad debt associated with one customer as they were deemed uncollectible. In addition, currency fluctuations relating to the financial crisis could negatively affect our international customers’ ability or desire to purchase our products.

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

A relatively small number of customers account for a large percentage of our net revenue. In particular, for 2008, Level 3 Communications, or Level 3, accounted for approximately 25% of our revenue. We expect Level 3 to continue to represent a significant percentage of our revenue for the remainder of 2009. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, if we experience a loss of Level 3 or of any of our other key customers or if we suffer a substantial reduction in orders from these customers. Our business also would be harmed if we fail to maintain our competitive advantage with our key customers. On July 29, 2009, we were informed by Level 3 that they intend to use another DWDM vendor in their network. We believe that this vendor will be given a significant portion of Level 3’s new network deployments commencing in the first half of 2010 and further believe that the introduction of another vendor into Level 3’s network will impact the revenue we will receive from Level 3 beginning in the first half of 2010.

Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our DTN System to our large customers.

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

On July 16, 2009, the Company announced its plan to restructure its Maryland based semiconductor fabrication plant (the “Maryland FAB”). This restructuring is expected to include the closure of the Maryland FAB and the transfer of new technology to our existing PIC manufacturing facility in California. This restructuring is expected to be completed by our fiscal fourth quarter of 2009. If we are unable to successfully complete this restructuring, or if other integration issues or product performance problems result from this restructuring, it could harm our customer relationships, business reputation and could harm our business and operating results.

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

Our leadership transition may not go smoothly and could adversely impact our future operations.

We had previously announced that Jagdeep Singh will step down as our President and Chief Executive Officer effective December 31, 2009, and will be replaced by Thomas Fallon, our current Chief Operating Officer. A significant leadership change is inherently risky and we may be unable to manage this transition smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.

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

Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New versions of our PICs, specialized application-specific integrated circuits and intensive software testing and validation are important to the timely introduction of new product introductions and enhancements to our DTN System and to our ability to enter new markets, and schedule delays are common. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of enhancements to our DTN System. If we do not develop and successfully introduce products in a timely manner, our competitive position may suffer. In addition, if we do not develop and successfully introduce products in sufficient time so as to satisfy our customer’s expectations, we may lose future business from such customers and harm our reputation and our customer relationships, either of which could harm our business and operating results.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

At June 27, 2009, we held $75.5 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At June 27, 2009, most of the ARS we held were AAA rated, except for $17.0 million of the ARS holdings were downgraded to A3 and Aa1 ratings during the six months ended June 27, 2009. Our ARS holdings were most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near term is limited. In addition, it could take until final maturity of the ARS (up to 38 years) to realize our investments’ par value or we may not be able to fully recover the par value of our ARS. In the event we need to access these funds, we may not be able to do so until a future auction on these investments is successful, a secondary market develops or the securities are redeemed by the broker dealer.

In October 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (“UBS”), one of our brokers, which provides us with certain rights (the “Put Rights”) to sell UBS $65.7 million (par value) of the ARS, which we purchased through UBS back to UBS at par value, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). As such, in the fourth quarter of 2008, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million related to the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS covered by the UBS settlement and the related Put Rights are revalued on a quarterly basis, and we recorded a $0.4 million increase and $1.5 million decrease in the fair value of the Put Rights, respectively, and $0.6 million and $1.5 million of unrealized holding gains to ARS trading securities, respectively, for the three months ended June 27, 2009 in Other gain (loss), net in the accompanying condensed consolidated statements of operations.

As of June 27, 2009, the remaining $10.0 million of ARS which are not subject to the UBS settlement were deemed to be other-than-temporarily impaired in accordance with FSP FAS 115-2. As of June 27, 2009, we determined that we do not intend to sell these securities and it is not more likely than not that we will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, an OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis has occurred. We recognized a credit impairment loss of $0.9 million in our condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at June 27, 2009.

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

We market, sell and service our DTN System globally. In 2008, 2007 and 2006, we derived approximately 21%, 19% and 14%, respectively, of our revenue from customers outside of the United States. For the three and six months ended June 27, 2009, we derived approximately 36% and 31%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India and a group of hardware and software development engineers located in Beijing, China. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling the DTN System will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

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

We have made strategic acquisitions of businesses, technologies and other assets in the past. While we have no current agreements or commitments, we may in the future acquire businesses, product lines or technologies. In the event of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume other liabilities; or

•	incur amortization expenses related to goodwill and other intangible assets and/or incur large and immediate write-offs.

Acquisitions also involve numerous risks, including:

•	problems integrating the acquired operations, technologies or products with our own;

•	diversion of management’s attention from our core business;

•	assumption of unknown liabilities;

•	adverse effects on existing business relationships with suppliers and customers

•	increased accounting compliance risk;

•	risks associated with entering new markets; and

•	potential loss of key employees.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses and for the six months ended June 27, 2009, we had a net loss of $51.4 million. In the event that we require additional capital, we may be unable to liquidate our auction rate securities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

The 2009 Annual Meeting of Stockholders was held on June 11, 2009. At the meeting, Dr. Dan Maydan and Mr. Jagdeep Singh were elected by the stockholders to continue to serve as members of the Company’s Board of Directors until 2012; in addition, the stockholders approved the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 26, 2009 and authorized the Board of Directors to implement a stock option exchange program consistent with the parameters set forth in the proxy statement. Voting results are as follows:

1. Election of Class II Directors

	Votes in favor	Votes Against	Abstentions
Dan Maydan, Ph.D.	86,600,781	1,128,590	105,554
Jagdeep Singh	87,145,652	574,032	115,240

The following director, in addition to Dr. Maydan and Mr. Singh, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified: Alexandre Balkanski, Kenneth A. Goldman, Reed E. Hundt and Carl Redfield.

2. Ratification of the appointment of

	Votes in favor	Votes Against	Abstentions
Ernst & Young LLP as Infinera’s Independent registered public accounting firm for the fiscal year ending December 26, 2009	87,648,935	110,118	75,872

3. Approval of Stock Option Exchange Program

Votes in favor	Votes Against	Abstentions	Broker Non-Votes
35,987,027	27,795,530	63,919	23,988,449

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Infinera Corporation

By:	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:	August 3, 2009