Form 10-Q
period 2009-09-26
INFINERA CORP
filed 2009-11-02
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

As of October 26, 2009, 96.6 million shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 26, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS

Current assets:
Cash and cash equivalents	$90,945	$166,770
Short-term investments	178,107	68,232
Short-term restricted cash	1,533	720
Accounts receivable, net of allowance for doubtful accounts of $606 as of September 26, 2009 and $1,700 as of December 27, 2008	54,030	69,354
Other receivables	2,199	1,085
Inventories, net	72,915	58,986
Deferred inventory costs	2,376	1,744
Prepaid expenses and other current assets	8,417	6,311

Total current assets	410,522	373,202

Property, plant and equipment, net	44,363	46,820
Intangible assets	1,004	1,276
Deferred inventory costs, non-current	1,768	2,493
Long-term investments	7,423	74,684
Long-term restricted cash	2,514	2,179
Other non-current assets	11,213	6,413

Total assets	$478,807	$507,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,617	$34,048
Accrued expenses	23,822	16,092
Accrued compensation and related benefits	13,050	13,472
Accrued warranty	5,612	5,205
Deferred revenue	11,681	14,683

Total current liabilities	85,782	83,500

Accrued warranty, non-current	4,526	4,735
Deferred revenue, non-current	6,805	7,724
Other long-term liabilities	7,119	5,645

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 26, 2009 and December 27, 2008 Issued and outstanding shares – 96,436 as of September 26, 2009 and 94,163 as of December 27, 2008	96	94
Additional paid-in capital	735,031	699,705
Accumulated other comprehensive loss	(1,843)	(3,598)
Accumulated deficit	(358,709)	(290,738)

Total stockholders’ equity	374,575	405,463

Total liabilities and stockholders’ equity	$478,807	$507,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenue:
Product	$73,690	$76,130	$193,912	$226,763
Ratable product and related support and services	892	39,495	3,206	181,462
Services	8,826	4,881	21,802	11,643

Total revenue	83,408	120,506	218,920	419,868

Cost of revenue:
Cost of product	47,473	45,139	137,037	131,928
Cost of ratable product and related support and services	444	18,537	1,532	86,537
Cost of services	5,049	2,592	9,681	5,814
Restructuring and other costs related to cost of revenue	2,736	—	2,736	—

Total cost of revenue	55,702	66,268	150,986	224,279

Gross profit	27,706	54,238	67,934	195,589

Operating expenses:
Sales and marketing	12,364	11,171	34,945	32,277
Research and development	23,589	21,092	70,349	57,172
General and administrative	10,373	8,713	31,978	25,632
Restructuring and other costs	601	—	601	—
Amortization of intangible assets	22	37	96	111

Total operating expenses	46,949	41,013	137,969	115,192

Income (loss) from operations	(19,243)	13,225	(70,035)	80,397

Other income (expense), net:
Interest income	441	1,675	1,956	7,236
Interest expense	—	—	—	(3)
Net impairment losses recognized in earnings(1)	(161)	—	(1,094)	—
Other gain (loss), net	870	37	(138)	1,213

Total other income (expense), net	1,150	1,712	724	8,446
Income (loss) before income taxes	(18,093)	14,937	(69,311)	88,843
Provision for (benefit from) income taxes	(1,561)	—	(1,340)	3,427

Net income (loss)	$(16,532)	$14,937	$(67,971)	$85,416

Net income (loss) per common share:
Basic	$(0.17)	$0.16	$(0.71)	$0.93

Diluted	$(0.17)	$0.15	$(0.71)	$0.88

Weighted average shares used in computing net income (loss) per common share:
Basic	95,864	92,888	95,100	92,087

Diluted	95,864	97,208	95,100	97,061

(1) The following table summarizes the components of net impairment losses recognized in earnings:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Total other-than-temporary impairment loss	$—	$—	$(2,747)	$—
Change in portion of loss recognized in other comprehensive loss	(161)	—	1,653	—

Net impairment losses recognized in earnings	$(161)	$—	$(1,094)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(67,971)	$85,416
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,064	8,877
Non-cash restructuring and other costs	2,404	—
Net credit impairment losses in earnings	1,094	—
(Accretion of discount) amortization of premium on investments	289	(881)
Stock-based compensation expense	25,733	17,843
Unrealized loss on Put Rights	2,540	—
Unrealized holding gains for trading securities	(3,141)	—
Tax benefit (reversal) from stock option transactions	(593)	2,588
(Excess) reduction of tax benefit from stock option transactions	248	(2,588)
Gain on disposal of assets	(117)	(1,006)
Other (gain) loss	(113)	7
Changes in assets and liabilities:
Accounts receivable	14,219	(8,478)
Inventories, net	(12,728)	(701)
Prepaid expenses and other current assets	(2,331)	(3,142)
Deferred inventory costs	21	71,626
Other non-current assets	(4,795)	(1,964)
Accounts payable	(1,875)	7,777
Accrued liabilities and other expenses	8,749	(8,723)
Deferred revenue	(3,922)	(141,981)
Accrued warranty	197	684

Net cash provided by (used in) operating activities	(30,028)	25,354

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(136,338)	(172,875)
Proceeds from sales of available-for-sale investments	1,536	103,190
Proceeds from maturities and calls of investments and restricted cash	92,009	122,899
Proceeds from disposal of assets	206	1,080
Purchase of property and equipment	(11,599)	(15,152)

Net cash provided by (used in) investing activities	(54,186)	39,142

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8,545	11,242
Excess (reduction of) tax benefit from stock option transactions	(248)	2,588
Repurchase of common stock	(19)	(30)

Net cash provided by financing activities	8,278	13,800

Effect of exchange rate changes on cash	111	(66)
Net change in cash and cash equivalents	(75,825)	78,230
Cash and cash equivalents at beginning of period	166,770	91,209

Cash and cash equivalents at end of period	$90,945	$169,439

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$3
Cash paid for income taxes	$1,245	$858

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

In October 2009, the Company launched its ATN product which extends Infinera’s digital optical networking benefits into the metro environment by providing a small form-factor, cost-efficient metro solution that integrates with Infinera’s DTN System. The Company believes that this functionality provides greater efficiency and additional savings to its customers over conventional metro solutions.

2. Basis of Presentation

Basis of Financial Statements

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying condensed consolidated balance sheet as of September 26, 2009, the condensed consolidated statements of operations for the three and nine months ended September 26, 2009 and September 27, 2008, and the condensed consolidated statements of cash flows for the nine months ended September 26, 2009 and September 27, 2008 are unaudited. The condensed consolidated balance sheet as of December 27, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 27, 2008. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in such Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Not all of the financial information and footnotes required for complete financial statements have been presented. Management believes the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements and include all adjustments necessary of a normal and recurring nature for a fair presentation of the Company’s condensed consolidated balance sheet as of September 26, 2009, the condensed consolidated statements of operations for the three and nine months ended September 26, 2009 and September 27, 2008, and the condensed consolidated statements of cash flows for the nine months ended September 26, 2009 and September 27, 2008.

The Company has evaluated subsequent events through the date that the condensed consolidated financial statements were issued on November 2, 2009.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-05 includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, related to the fair value measurement of liabilities and provides clarification of the techniques to be used to measure fair value, when a quoted price in an active market for the identical liability is not available. FASB ASU 2009-05 is effective for the first reporting periods beginning after its issuance on August 2009, and the Company is currently evaluating the potential impact of the adoption of this Standard on its consolidated financial position, results of operations or cash flows.

FASB ASU 2009-14 significantly changes the accounting for revenue arrangements that include both tangible product and software elements. This new standard amends the scope of pre-existing software revenue guidance by excluding non-software components of software-reliant tangible products in addition to software products bundled with tangible products where the software components and non-software components function together to deliver the products’ essential functionality. FASB ASU 2009-14 is effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this Standard on its consolidated financial position, results of operations or cash flows.

FASB ASU 2009-13 updates the existing guidance on accounting for multiple-element revenue arrangements. Specifically, this guidance expands the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for when individual deliverables within a multiple-element arrangement may be treated as separate units of accounting. In addition, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables or units of accounting and expands the disclosures required when recording these multiple element arrangements. FASB ASU 2009-13 is effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this Standard on its consolidated financial position, results of operations or cash flows.

4. Summary of Significant Accounting Policies

The Company believes the following significant accounting policies reflect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

The Company’s networking products are generally integrated with software that is more than incidental to the functionality of the equipment. Accordingly, the Company accounts for revenue in accordance with the Software - Revenue Recognition Subtopic of the FASB Accounting Standards Codification (“Codification”). The Company recognizes product revenue when all of the following have occurred: (1) it has entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed or determinable; and (4) collectability is reasonably assured. Revenue is recognized net of cash discounts.

Substantially all of the Company’s product sales are sold in combination with software support services comprised of either software warranty or software subscription services. In addition, the Company periodically sells training, installation and deployment services, spares management and on-site hardware replacement services with its product sales. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and provides customers with rights to receive unspecified software product upgrades released during the support period. Training services include the right to a specified number of training classes over the term of the arrangement. Installation and deployment services may include customer site assessments, equipment installation and testing. Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements. Product revenue consists of products that are sold without services or bundled products that are sold with services for which vendor specific objective evidence (“VSOE”) of fair value has already been established and, therefore, is recognized upfront under the residual method. The Company uses the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software warranty, software subscription, training and installation and deployment services, spares management and on-site hardware replacement services is determined by reference to the price the customer will be required to pay when these services are sold separately.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the first quarter of 2008, the Company had not established VSOE of fair value for its support services and, therefore recognized all revenue for transactions bundled with these services ratably over the longest remaining support period which ranges from one to five years. Revenue related to these arrangements is included in ratable product and related support and services revenue. The Company determined that it had established VSOE of fair value for software subscription in the first quarter of 2008, for training and installation and deployment services in the second quarter of 2008 and for spares management and on-site hardware replacement services in the fourth quarter of 2008. For arrangements with multiple elements which include product and software subscription services and or training and installation and deployment services, spares management and on-site hardware replacement services, the Company allocates revenue to the undelivered elements using the residual method based on VSOE of fair value for each such element and the remainder is recognized as product revenue. However, when these transactions also include undelivered services for which VSOE of fair value has not been established, revenue is deferred and recognized ratably over the longest remaining support period. Upon completion of the services for which VSOE of fair value has not been established, the difference between the VSOE of fair value for the remaining related service periods and the remaining unrecognized portion of the arrangement fee is recognized as ratable product and related support and services revenue.

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptance, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses the ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

For sales to resellers, the same revenue recognition criteria apply. It is the Company’s practice to identify an end user prior to shipment to a reseller. The Company does not offer rights of return or price protection to its resellers.

Shipping charges billed to customers are included in product revenue and in ratable product and related support and services revenue.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of the Equity Topic of the Codification. Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method.

The Company estimates the fair value of the stock options granted and rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years. In the third quarter of 2009, the Company granted retention options to executives which vest ratably on a monthly basis over two years. The Company makes a number of estimates and assumptions in determining stock-based compensation related to options including the following:

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•

Commencing in June 2007, the Company elected to use the simplified method to estimate the expected term as permitted by the Compensation – Stock Compensation Subtopic of the Codification, due to increased liquidity of the underlying options in the post-IPO era as compared to the Company’s historical grants.

•

Expected volatility of the Company’s stock is based on the weighted-average implied and historical volatility of the Company and the Company’s peer group. The peer group is comprised of similar companies in the same industrial sector. Peer group data is used because the Company does not yet have sufficient historical volatility data for its own common stock.

As the Company gains more historical volatility data, the weighting of its own data in the expected volatility calculation associated with options will gradually increase. In the near future, the Company plans to start using the actual term for which its own employees hold their options to calculate the expected term. This could substantially change the grant-date fair value of future awards of stock options and ultimately the expense recorded by the Company.

The Company estimates the fair value of the rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula. The Company’s ESPP typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. The Company uses its own historical volatility data in the valuation of ESPP.

The Company accounted for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over four or five years. In the third quarter of 2009, the Company granted retention RSUs to executives which cliff vest after an approximate two-year period and to employees which vest ratably on a monthly basis over one or two years.

The Company estimates the fair value of performance share units (“PSUs”) granted using the Monte Carlo simulation model. The Company issued PSUs in the first quarter of 2009 as part of the Company’s annual refresh grant process. The PSUs entitle the Company’s executive officers and members of its Board of Directors to receive a number of shares of the Company’s common stock based on the Company’s stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ. This performance metric is classified as a market condition under the Equity Topic of the Codification.

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible Company and NASDAQ stock price outcomes. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, expected volatility of NASDAQ, correlation between changes in the Company’s stock price and changes in NASDAQ, risk free interest rate, and expected dividends. Expected volatility of the Company’s stock is based on the weighted-average implied and historical volatility of the Company’s peer group in the industry in which the Company does business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between the Company’s peer group stock price and NASDAQ composite average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the composite average of NASDAQ on the grant date.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand.

The Company’s inventory reserve balances for excess and obsolete inventory in the condensed consolidated balance sheets at September 26, 2009 and December 27, 2008 were $11.0 million and $6.3 million, respectively. The Company’s inventory reserve balances for lower of cost or market adjustment in the condensed consolidated balance sheets at September 26, 2009 and December 27, 2008 were $4.1 million and $5.0 million, respectively. In valuing its deferred inventory costs, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market. In addition, the Company considered whether it should accrue losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below cost, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowances for Doubtful Accounts

Management makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. At September 26, 2009 and December 27, 2008, the Company’s allowance for doubtful accounts was $0.6 million and $1.7 million, respectively, associated with accounts receivable deemed uncollectible relating to one customer.

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

Cash, Cash Equivalents and Short- and Long-term Investments

The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Marketable securities consist principally of commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, adjustable rate securities (“ARS”) and Put Rights. The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments, unless the Company intends to settle its holdings within one year or less and in such case it is considered to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Available-for-sale investments are stated at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets and Other income (expense), net in the Company’s condensed consolidated statements of operations. The Company evaluates its available-for-sale marketable debt securities for other-than-temporary impairments as discussed below and records any credit losses in Other income (expense), net in the Company’s condensed consolidated statements of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and for any credit losses incurred on these securities. Gains and losses are recognized when realized in the Company’s condensed consolidated statements of operations under the specific identification method. Trading securities investments are stated at fair value with unrealized gains and losses reported in Other income (expense), net in the Company’s condensed consolidated statements of operations, consisting of ARS trading securities and related Put Rights as of September 26, 2009.

Fair Value Measurement of Investments

The Fair Value Measurements and Disclosure Topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This Topic applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The fair value of the Company’s financial instruments reflects the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in the Company’s condensed consolidated financial statements are based on information available to us as of September 26, 2009.

The Company applies a fair value hierarchy based on three levels of inputs as follows:

Level I	–	Quoted prices in active markets for identical assets or liabilities.

Level II	–	Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In addition, Level II could include unobservable inputs that are not significant to the fair value of the assets or liabilities.

Level III	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures its cash equivalents, debt securities and Put Rights at fair value and classifies its securities in accordance with the fair value hierarchy of the Fair Value Measurements and Disclosure Topic of the Codification. The Company’s money market funds and U.S. treasuries are classified within Level I of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company classifies its ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

The Company’s ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of September 26, 2009, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of September 26, 2009, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a total of approximately 290 bps to 360 bps which included an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and the credit risk of the securities. Most of the Company’s ARS were AAA rated, except for $12.3 million (par value) of securities held with two issuers whose credit ratings were downgraded to A3 and Aa1 ratings during the nine months ended September 26, 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s other-than-temporary impairment analysis for two of its available-for-sale ARS indicates that the estimated credit risk element included in the discount rate for an AAA rated security is approximately 160 bps and 200 bps for an A3 rated security.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 10.0 years to 18.8 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Put Rights

Put Rights associated with the Company’s ARS holdings with UBS Financial Services, Inc. (“UBS”) are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. The Company performed its own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of September 26, 2009 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on the Company’s current intent to exercise its Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate as adjusted for a failed auction premium of 120 bps for all of the Company’s ARS, except for 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by approximately 70 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

The Company believes that the fair value of its ARS and Put Rights could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in an immaterial amount of loss in the Company’s condensed consolidated statements of operations for the three months ended September 26, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on the Company’s condensed consolidated statements of operations.

Other-Than-Temporary Impairments

It is the Company’s policy to review its available-for-sale marketable debt securities on a regular basis to evaluate whether or not a security has experienced an other-than-temporary decline in fair value. If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to earnings for the entire amount of the impairment.

For the remaining debt securities, if an other-than-temporary impairment (“OTTI”) exists, the Company separates the OTTI into two portions:

•

Credit loss portion: The credit loss portion is the amount of the Company’s best estimate of the present value of cash flows expected to be collected if the security falls below the amortized cost of the security. The credit loss portion is recorded as a charge to Other income (expense), net in the Company’s condensed consolidated statements of operations.

•

Non-credit loss portion: The non-credit loss portion is the residual amount of the other-than-temporary impairment, and is recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

In determining if a credit loss has occurred, it is the Company’s policy to isolate the credit loss related portion of the discount rate used to derive the fair market value of the security and apply this to the expected cash flows in order to determine the portion of the OTTI that is credit loss related. This credit related portion of the discount rate is based on the financial condition of the issuer, changes in rating agency credit ratings for the security or increases in credit related yield spreads on similar securities offered by the same issuer.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Once a credit impairment loss has been recognized in the Company’s condensed consolidated statements of operations, the amortized cost basis of that available-for-sale security is reduced by the amount of the credit impairment loss, resulting in a new cost basis for the security. Any non-credit related unrealized gains and losses are recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. The Company will continue to monitor the security’s credit rating and credit spread and will accrete any reduction in the credit impairment loss to interest income over the expected life of the security.

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At September 26, 2009 and December 27, 2008, certain of the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and accounts receivable. Investment policies have been implemented that limit investments to investment grade securities.

At September 26, 2009, the Company held $70.8 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term is limited.

At September 26, 2009, most of the $70.8 million (par value) of ARS that the Company held were AAA rated, except for $11.5 million (par value) of ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during the nine months ended September 26, 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In addition, $61.1 million (par value) of the Company’s ARS are subject to Put Rights with UBS, whereby the Company can sell back these ARS to UBS at par value on or after June 30, 2010. The remaining $9.7 million (par value) of ARS were purchased from a single broker who to date has not offered to repurchase these ARS from the Company. During the three and nine months ended September 26, 2009, two of the issuers called $4.7 million (par value) and $4.9 million (par value) of the Company’s ARS, respectively. There is however no assurance that UBS will perform its obligations under its Put Rights or that liquidity will return to the ARS market and it could take until final maturity of the ARS (up to 38 years) to realize the Company’s remaining ARS investment par value or the Company may not be able to fully recover the par value of its ARS. See Note 5, “Fair Value Measurements and Other-Than-Temporary Impairments,” to the Notes to Condensed Consolidated Financial Statements for more information.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The risk with respect to accounts receivable is mitigated by ongoing credit evaluations that the Company performs on its customers. As the Company expands its sales internationally, it may experience increased levels of customer credit risk associated with those regions. Collateral is generally not required for accounts receivable but may be used in the future to mitigate credit risk associated with customers located in certain geographical regions. Level 3 Communications (“Level 3”) accounted for approximately 9.9% and 19.3% of the Company’s revenue in the three and nine months ended September 26, 2009, respectively, and 25.6% and 26.5% of the Company’s revenue in the three and nine months ended September 27, 2008, respectively.

In the three months ended September 26, 2009, the Company had three other customers that represented over 10% of the Company’s revenue. In the nine months ended September 26, 2009, the Company had one other customer that represented over 10% of the Company’s revenue. In the three months ended September 27, 2008, Level 3 was the only customer that represented over 10% of the Company’s revenue. In the nine months ended September 27, 2008, the Company had one other customer that represented over 10% of the Company’s revenue.

At September 26, 2009, the Company had amounts due from three customers that each represented over 10% of the Company’s accounts receivable balance. At December 27, 2008, the Company had amounts due from two customers that represented over 10% of the Company’s accounts receivable balance.

The Company depends on a single or limited number of suppliers for components and raw materials. The Company generally purchases these single or limited source components and materials through standard purchase orders and has no long-term guarantee supply agreements with its suppliers. While the Company seeks to maintain sufficient reserve stock of such products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such components and materials, the receipt of defective parts, an increase in the price of such components and materials or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

Derivative Instruments

The Company applies the Derivatives and Hedging Topic of the Codification, which sets forth accounting and reporting standards for derivative instruments. All derivatives, whether designated in a hedging relationship or not, are required to be recorded on the balance sheet at fair value.

Derivatives are financial instruments whose values are derived from one or more underlying financial instruments, such as foreign currency exchange forward contracts. Beginning in the second quarter of 2009, the Company established a foreign currency risk management program to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in foreign currencies. The Company enters into derivative transactions, specifically foreign currency exchange forward contracts, to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high quality institution and the Company monitors the creditworthiness of the party consistently. The forward contracts entered into during the second and third quarters of 2009 were primarily denominated in Euro and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity at rates agreed to at inception of the contracts. The Company does not enter into or hold derivatives for trading or speculative purposes. The Company does not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are recognized immediately in earnings. Gains and losses on these forward contracts are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. Net realized gains and losses associated with exchange rate fluctuations on these forward contracts were immaterial for all periods presented. The Company did not enter into any foreign currency exchange forward contracts in 2008.

As of September 26, 2009, there was a $14.5 million notional amount of foreign currency exchange forward contracts outstanding with an immaterial fair value amount due to the fact that the contract was entered and valued at the same date. For the three and nine months ended September 26, 2009, the amount of gains and losses recorded from these foreign currency exchange forward contracts was immaterial. In addition, the Company may selectively hedge forecasted revenue and expense transactions denominated in other foreign currencies in the future.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 26, 2009
(In thousands)
Derivatives not designated as hedging instruments:
Notional amount of foreign currency exchange forward contracts	$14,515

Fair value of foreign currency exchange forward contracts	$—

Foreign Currency Translation and Transactions

The accounts of the Company’s foreign subsidiaries are translated in accordance with the Foreign Currency Matters Topic of the Codification. The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of Stockholders’ equity in the accompanying condensed consolidated balance sheets.

For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign currency transaction losses recorded in the three and nine months ended September 26, 2009 were immaterial and $1.0 million, respectively. Aggregate foreign currency transaction gains (losses) recorded in the three and nine months ended September 27, 2008 were immaterial. Commencing in the second quarter of 2009, the Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances primarily denominated in Euro. The foreign currency transaction loss on these forward contracts amounted to $0.6 million and $1.1 million in the three and nine months ended September 26, 2009, respectively, and substantially offset the transaction gains and losses from the re-measurement of accounts receivables. If the Company had not entered into these foreign currency exchange forward contracts, the aggregate foreign currency transaction gains recorded in the three and nine months ended September 26, 2009, would have been $0.8 million and $1.1 million, respectively, to Other gain (loss), net in the accompanying condensed consolidated statements of operations.

Restructuring and Other Related Costs

In July 2009, the Company announced a restructuring plan under which it will close its Maryland based semiconductor fabrication plant (“FAB”) and consolidate these activities into its primary FAB location in Sunnyvale, California. In the third quarter of 2009, the Company recorded restructuring and other related costs of $3.3 million consisting of severance and related expenses, equipment and facilities-related costs, and other exit costs. Equipment and facilities-related costs consist of depreciation associated with restructured assets which refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Fair Value Measurements and Other-Than-Temporary Impairments

Fair Value Measurements

A summary of the carrying values and balance sheet classification was as follows as of September 26, 2009 and December 27, 2008:

	September 26, 2009	December 27, 2008
	(In thousands)
Cash in banks	$30,505	$26,885
Restricted cash	4,047	2,899

Total cash and restricted cash	$34,552	$29,784

Available-for-sale investments	185,150	218,047
ARS – trading	48,671	48,888
Put Rights	12,149	15,866

Total investments	$245,970	$282,801

Total cash and cash equivalents, investments and restricted cash	$280,522	$312,585

Reported as:
Cash and cash equivalents	$90,945	$166,770
Short-term investments	178,107	68,232
Short-term restricted cash	1,533	720
Long-term investments	7,423	74,684
Long-term restricted cash	2,514	2,179

Total cash and cash equivalents, investments and restricted cash	$280,522	$312,585

Investments were as follows as of September 26, 2009 and December 27, 2008:

	September 26, 2009
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$55,142		$—	$—	$—	$55,142
Commercial paper	33,748		—	—	(7)	33,741
Corporate bonds	33,881		—	67	(10)	33,938
U.S. agency notes	54,881		—	25	—	54,906
ARS	8,682	(1)	(1,259)	—	—	7,423	(2)

Total available-for-sale investments	$186,334		$(1,259)	$92	$(17)	$185,150
ARS – trading	61,050		—	—	(12,379)	48,671
Put Rights	—		—	12,149	—	12,149

Total investments	$247,384		$(1,259)	$12,241	$(12,396)	$245,970

(1)	Amount represents the par value less $1.1 million of credit-related OTTI recognized through earnings as of September 26, 2009.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	51,581	—	(52)	51,529
Corporate bonds	25,578	49	(183)	25,444
U.S. treasuries	41,443	13	—	41,456
ARS	10,000	—	(2,639)	7,361

Total available-for-sale investments	$220,859	$62	$(2,874)	$218,047
ARS – trading	65,650	—	(16,762)	48,888
Put Rights	—	15,866	—	15,866

Total investments	$286,509	$15,928	$(19,636)	$282,801

Investments in commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of less than one year, while ARS have contractual maturity terms of up to 38 years. The Company recorded credit-related OTTI for available-for-sale investments in Other income (expense), net beginning in the second quarter of 2009. Realized gains (losses) on short- and long-term investments were immaterial for the three and nine months ended September 26, 2009 and September 27, 2008.

As of September 26, 2009, the Company held $70.8 million (par value) of investments comprised of ARS marketable securities, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed. At September 26, 2009, most of the $70.8 million (par value) of ARS that the Company held were AAA rated, except for $11.5 million (par value) of ARS that were downgraded to an A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during the nine months ended September 26, 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provides the Company with the Put Rights to sell back to UBS $61.1 million of the Company’s ARS portfolio at par value as of September 26, 2009, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (“Call Right”). UBS has agreed to pay the Company the par value of its ARS within one day of settlement of any Call Right transaction. The Company’s Put Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat this portion of the ARS portfolio as trading securities and elected to measure the Put Rights at fair value under the Financial Instruments Topic of the Codification which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. This allows any changes in the fair value of the Put Rights to be offset partially with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations. The ARS covered by the UBS settlement and the related Put Rights are revalued to fair market value on a quarterly basis until the sale of these securities has been completed. As of September 26, 2009, $61.1 million (par value) of UBS ARS were recorded at fair value of $48.7 million, with an unrealized loss of $12.4 million. These trading ARS were classified as short-term investments in the accompanying condensed consolidated balance sheets at September 26, 2009 as the Company intends to sell these securities back to UBS at par value in June 30, 2010. The related Put Rights had a fair value of $12.1 million and were also classified as short-term investments at September 26, 2009.

The Company recorded $1.6 million and $3.1 million of unrealized holding gains related to ARS trading securities in the three and nine months ended September 26, 2009, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 26, 2009, the Company recorded decreases of $1.0 million and $2.5 million in the fair value of the Put Rights, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. During the three months ended September 26, 2009, $4.5 million of the Company’s ARS trading securities were called at par value. The fair values of these securities and their related Put Rights as of the transaction date were $3.3 million and $1.2 million, respectively, for the three months ended September 26, 2009.

As of September 26, 2009, the remaining $9.7 million (par value) of ARS which are not subject to the UBS settlement were deemed to be other-than-temporarily impaired in accordance with the Investments – Debt and Equity Securities Topic of the Codification. See the section below titled, “Other-Than-Temporary Impairments” for further discussion.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the Fair Value Measurements and Disclosures Topic of the Codification, the following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value as of September 26, 2009 and December 27, 2008:

	September 26, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Money market funds	$55,142	$—	$—	$55,142
Commercial paper	—	33,741	—	33,741
Corporate bonds	—	33,938	—	33,938
U.S. agency notes	—	54,906	—	54,906
ARS	—	—	7,423	7,423

Total available-for-sale investments	$55,142	$122,585	$7,423	$185,150
ARS – trading	—	—	48,671	48,671
Put Rights	—	—	12,149	12,149

Total investments measured at fair value	$55,142	$122,585	$68,243	$245,970

	December 27, 2008
	Level I	Level II	Level III	Total
		(In thousands)
Money market funds	$92,257	$—	$—	$92,257
Commercial paper	—	51,529	—	51,529
Corporate bonds	—	25,444	—	25,444
U.S. treasuries	41,456	—	—	41,456
ARS	—	—	7,361	7,361

Total available-for-sale investments	$133,713	$76,973	$7,361	$218,047
ARS – trading	—	—	48,888	48,888
Put Rights	—	—	15,866	15,866

Total investments measured at fair value	$133,713	$76,973	$72,115	$282,801

The following table summarizes the change in balance sheet fair value associated with Level III financial instruments during the three and nine months ended September 26, 2009:

	Three Months Ended
		Total Net Gains (Losses) Included In
	June 27, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Purchases (Calls), Net		September 26, 2009
	(In thousands)
ARS – available-for-sale	$7,203	$(161	) (1)	$516	(2)	$(135	) (5)	$7,423
ARS – trading securities	50,311	1,619	(3)	—		(3,259	) (5)	48,671
Put Rights	14,317	(991	) (4)	—		(1,177	) (5)	12,149

Total	$71,831	$467		$516		$(4,571)		$68,243

	Nine Months Ended
		Total Net Gains (Losses) Included In
	December 27, 2008	Other Income (Expense), Net		Other Comprehensive Loss		Purchases (Calls), Net		September 26, 2009
	(In thousands)
ARS – available-for-sale	$7,361	$(1,094	) (1)	$1,341	(6)	$(185	) (5)	$7,423
ARS – trading securities	48,888	3,141	(3)	—		(3,358	) (5)	48,671
Put Rights	15,866	(2,540	) (4)	—		(1,177	) (5)	12,149

Total	$72,115	$(493)		$1,341		$(4,720)		$68,243

(1)	Amount represents the credit loss related OTTI recorded as Other income (expense), net in the accompanying condensed consolidated statements of operations.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	Amount represents the non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(3)	Amount represents the increase in the fair value of ARS trading securities recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(4)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(5)

Amount represents the fair market value of the securities called on the transaction date and the related Put Rights. Realized gains on these calls for the three and nine months ended September 26, 2009 were immaterial.

(6)

For the nine months ended September 26, 2009, the amount includes the reversal of $2.6 million of an unrealized loss balance as of December 27, 2008 and a $1.3 million non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

The following table summarizes the change in balance sheet carrying value associated with Level III financial instruments carried at fair value during the three and nine months ended September 27, 2008:

	Three Months Ended
		Total Net Gains (Losses) Included In
	June 28, 2008	Other Income (Expense), Net	Other Comprehensive Loss	Purchases (Sales), Net	September 27, 2008
			(In thousands)
ARS – available-for-sale	$70,862	$—	$(2,030)	$—	$68,832

	Nine Months Ended
		Total Net Gains (Losses) Included In
	December 29, 2007	Other Income (Expense), Net	Other Comprehensive Loss	Purchases (Sales), Net	September 27, 2008
	(In thousands)
ARS – available-for-sale	$96,150	$—	$(6,818)	$(20,500)	$68,832

Other-Than-Temporary Impairments

As of September 26, 2009, the Company held $9.7 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other one is A3 rated. As of September 26, 2009, the Company determined that it does not intend to sell these securities and does not believe that it is more likely than not that it will be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of September 26, 2009, a cumulative OTTI of $2.3 million, equal to the difference between the fair market value and par value has occurred.

This OTTI write-down has been separated into an amount representing credit loss, which is recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which is recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss has occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer. On this basis, credit impairment losses of $0.2 million and $1.1 million were recorded in Other income (expense), net in the Company’s condensed consolidated statements of operations for the three and nine months ended September 26, 2009, respectively. In addition, the amortized cost basis for these securities was reduced to reflect this credit impairment loss resulting in a new cost basis for these securities of $8.7 million as of September 26, 2009. During the three months ended September 26, 2009, the Company reclassified $0.2 million of the other-than-temporary losses from Accumulated other comprehensive loss to earnings.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company did not recognize credit impairment losses on any of its securities prior to the second quarter of 2009. A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows:

(In thousands)	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Loss

Balance at June 27, 2009	$9,017	$933	$—	$1,814	$1,814
Unrealized gain	—	—	(355)	—	(355)
Realized gain	(174)	—	—	(39)	(39)
Reclassification to earnings	(161)	161	—	(161)	(161)

Balance at September 26, 2009	$8,682	$1,094	$(355)	$1,614	$1,259

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in $0.2 million of additional OTTI credit loss recognized in earnings in the Company’s condensed consolidated statements of operations for the third quarter of 2009.

6. Balance Sheet Components

Restricted Cash

As of September 26, 2009, the Company had short-term restricted cash of $1.5 million and long-term restricted cash of $2.5 million. As of December 27, 2008, the Company had short-term restricted cash of $0.7 million and long-term restricted cash of $2.2 million. The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not FDIC insured. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

Inventories, Net

Inventories, net consist of the following:

	September 26, 2009	December 27, 2008
	(In thousands)
Raw materials	$7,440	$9,107
Work in process	36,191	37,902
Finished goods	29,284	11,977

Total inventory	$72,915	$58,986

Included in finished goods inventory at September 26, 2009 and December 27, 2008 were $12.6 million and $2.4 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	September 26, 2009	December 27, 2008
	(In thousands)
Computer hardware	$5,548	$5,304
Computer software	5,346	4,083
Laboratory and manufacturing equipment	76,228	68,830
Furniture and fixtures	644	644
Leasehold improvements	16,455	14,203

	$104,221	$93,064

Less accumulated depreciation and amortization	(59,858)	(46,244)

Property, plant end equipment, net	$44,363	$46,820

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant and equipment, net includes approximately $1.3 million and $0.8 million in asset retirement obligations recorded as of September 26, 2009 and December 27, 2008, respectively. These asset retirement obligations are related to various building leases in California, Maryland and Pennsylvania.

Accrued Expenses

Accrued expenses are comprised of the following:

	September 26, 2009		December 27, 2008
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$1,956		$2,257
Taxes payable	2,875		1,589
Short-term deferred tax liabilities	10,718	(1)	5,743
Restructuring accrual	642		—
Other accrued expenses	7,631		6,503

Total accrued expenses	$23,822		$16,092

(1)	An offsetting deferred tax asset of $10.3 million has been recorded in Other non-current assets as of September 26, 2009.

7. Restructuring and Other Related Costs

In July 2009, the Company announced a restructuring plan under which it will close its Maryland based semiconductor FAB and consolidate these activities into its primary FAB location in Sunnyvale, California. This consolidation of activities in one location is expected to facilitate collaboration across integration platforms in support of the Company’s next generation products. As a result, during the third quarter of 2009, the Company recorded restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, and other exit costs. Equipment and facilities-related costs consist of depreciation associated with restructured assets which refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan.

In the three months ended September 26, 2009, the Company incurred $0.9 million of severance and related expenses and other exit costs. The Company also recorded non-cash charges of $2.4 million primarily comprised of equipment and facilities-related costs.

The types of restructuring and other related costs recorded for the three and nine months ended September 26, 2009 were:

	Three and Nine Months Ended September 26, 2009
	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Severance and related expenses	$804	$97	$901
Equipment and facilities-related costs	1,900	415	2,315
Other	32	89	121

Total	$2,736	$601	$3,337

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the activity and balance of the restructuring liability account for the nine months ended September 26, 2009:

Severance and Related Expenses
(In thousands)
Balance at December 27, 2008	$—
Provision	901
Payments	(259)

Balance at September 26, 2009	$642

The Company expects to incur approximately $2.0 million of additional restructuring and other related costs through the fourth quarter of 2009 which will mostly be comprised of severance and related expenses, equipment and facilities-related costs, the fair value of the remaining rent payments for an operating lease, net of expected sublease income, and other exit costs. Additional charges may be incurred in the future related to this restructuring, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than expected. The Company expects to be substantially complete with its restructuring actions in the fourth quarter of 2009.

8. Comprehensive Income (Loss)

Total comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, foreign currency translation adjustments, unrealized non-credit OTTI losses on available-for-sale investments and unrealized gains and losses on all other available-for-sale investments are included in Accumulated other comprehensive loss in the condensed consolidated balance sheets.

The following table reconciles net income (loss) to comprehensive income (loss) for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
		(In thousands)
Net income (loss)	$(16,532)	$14,937	$(67,971)	$85,416
Change in foreign currency translation gain (loss)	10	(265)	127	(604)
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	516	—	1,341	—
Change in unrealized gains (losses) on all other available-for-sale investments	48	(2,231)	286	(7,105)

Total comprehensive income (loss)	$(15,958)	$12,441	$(66,217)	$77,707

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of accumulated other comprehensive loss are as follows:

	September 26, 2009	December 27, 2008
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(659)	$(786)
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(1,259)	—
Accumulated unrealized holding gain (loss) on all other available-for-sale investments	75	(2,812)

Total accumulated other comprehensive loss	$(1,843)	$(3,598)

9. Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted shares are calculated in accordance with the Earnings Per Share Topic of the Codification, using the treasury method. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share was computed using net income (loss) and the weighted-average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding RSUs and PSUs, assumed exercise of outstanding warrants, and assumed issuance of stock under the stock purchase plan using the treasury stock method.

The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Numerator – Basic and Diluted
Net income (loss)	$(16,532)	$14,937	$(67,971)	$85,416
Denominator
Basic weighted average common shares outstanding	95,864	92,888	95,100	92,087
Effect of dilutive securities:
Employee equity plans	—	3,955	—	4,559
Warrants to purchase common stock	—	365	—	415

Diluted weighted average common shares outstanding	95,864	97,208	95,100	97,061

Net income (loss) per common share – basic	$(0.17)	$0.16	$(0.71)	$0.93

Net income (loss) per common share – dilutive	$(0.17)	$0.15	$(0.71)	$0.88

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred a net loss for the three and nine months ended September 26, 2009. For the three and nine months ended September 26, 2009, potential common shares from stock awards and warrants totaling 20.7 million and 19.2 million shares, respectively, were not included in the net loss per common share calculation, as their inclusion would have been antidilutive. For the three and nine months ended September 27, 2008, the Company excluded 6.0 million and 5.8 million shares, of outstanding stock awards, respectively, from the calculation of diluted net income per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock.

10. Deferred Revenue and Deferred Inventory Costs

Deferred revenue and deferred inventory costs consist of the following:

	September 26, 2009	December 27, 2008
	(In thousands)
Deferred product and ratable product and related support and services, current	$4,065	$6,413
Deferred services revenue, current	7,616	8,270

Deferred revenue, current	11,681	$14,683

Deferred ratable product and related support and services, non-current	4,900	7,724
Deferred services revenue, non-current	1,905	—

Deferred revenue, non-current	6,805	7,724

Total deferred revenue	$18,486	$22,407

Deferred inventory costs, current	$2,376	$1,744
Deferred inventory costs, non-current	1,768	2,493

Total deferred inventory costs	$4,144	$4,237

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

11. Commitments and Contingencies

Contractual Obligations

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of September 26, 2009 and December 27, 2008, these non-cancelable purchase commitments were $26.7 million and $17.3 million, respectively.

The following is a summary of the Company’s contractual obligations, excluding tax liabilities of $0.8 million, as of September 26, 2009:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations	$26,663	$26,663	$—	$—	$—
Operating leases	12,988	4,242	5,721	1,891	1,134

Total contractual obligations	$39,651	$30,905	$5,721	$1,891	$1,134

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual obligation table above excludes the Company’s tax liabilities of $0.8 million because the Company is unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

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

In addition to the matters described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations, or cash flows.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Stockholder’s Equity

Equity Incentive Plans

As of September 26, 2009, there were a total of 6,653,367 shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s stock award activity and related information for the nine months ended September 26, 2009:

	Number of Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	11,366	$8.13	$34,125
Options granted	2,971	$7.23
Options exercised	(647)	$2.08	$3,794
Options canceled	(350)	$11.44

Outstanding at September 26, 2009	13,340	$8.14	$31,830

Vested and expected to vest	13,119		$31,469

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	2,298	$13.71	$19,646
RSUs granted	2,942	$7.28
RSUs released	(396)	$14.32	$3,415
RSUs canceled	(208)	$11.10

Outstanding at September 26, 2009	4,636	$9.70	$38,606

Vested and expected to vest	4,266		$35,534

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	—	$—
PSUs granted	2,476	$9.83
PSUs canceled	(15)	$10.09

Outstanding at September 26, 2009	2,461	$9.83	$20,502

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $8.33 at September 26, 2009 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Options

During the three months ended September 26, 2009, the Company granted options to employees and directors to purchase an aggregate of 1.3 million shares of common stock, at a weighted-average exercise price of $7.43 per share. During the nine months ended September 26, 2009, the Company granted options to employees and directors to purchase an aggregate of 3.0 million shares of common stock, at a weighted-average exercise price of $7.23 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. Amortization of stock-based compensation for the three and nine months ended September 26, 2009 was approximately $4.6 million and $12.9 million, respectively, net of estimated forfeitures. As of September 26, 2009, the total stock-based compensation cost related to options granted to employees and directors but not yet amortized was $41.1 million, net of estimated forfeitures of $1.9 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years.

The ranges of estimated values of employee stock options granted, as well as ranges of assumptions used in calculating these values during the three and nine months ended September 26, 2009 and September 27, 2008, were based on estimates as follows:

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Volatility	62% - 63%	71%	62% - 72.5%	65% - 74%
Risk-free interest rate	2.99% - 3.07%	3.47%	2.13% - 3.07%	3.07% - 3.53%
Expected life	5.5 - 6.1 years	6.1 years	5.5 - 6.1 years	5.3 - 6.3 years
Estimated fair value	$4.20 - $4.25	$5.34 - $5.55	$4.06 - $5.87	$5.34 - $9.44

Employee Stock Purchase Plan

Stock-based compensation costs related to the ESPP were approximately $0.8 million and $2.4 million for the three and nine months ended September 26, 2009, respectively, and $1.0 million and $2.0 million for the three and nine months ended September 27, 2008, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
Employee Stock Purchase Plan	2009	2008	2009	2008
Volatility	63%	55%	63% - 95%	55% - 65%
Risk-free interest rate	0.36%	1.92%	0.36% - 0.54%	1.92% - 2.12%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.32	$3.51	$2.32 - $2.83	$3.51 - $4.42

Restricted Stock Units

During the three and nine months ended September 26, 2009, the Company granted RSUs to employees to purchase an aggregate of 0.8 million and 2.9 million shares of common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 26, 2009 was approximately $3.0 million and $7.2 million, respectively. As of September 26, 2009, total stock-based compensation cost related to RSU awards granted to employees but not yet amortized was approximately $34.5 million, net of estimated forfeitures of $4.1 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years.

Performance Stock Units

During the nine months ended September 26, 2009, the Company granted 2.5 million shares of PSUs mainly to members of the Company’s board of directors and executive officers, with the shares cliff vesting at the end of a three-year or four-year period. The number of shares to be issued upon vesting of these PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three and nine months ended September 26, 2009 was approximately $1.9 million and $4.4 million, respectively. As of September 26, 2009, total stock-based compensation cost related to PSUs granted to members of the Company’s board of directors and executive officers, but not yet amortized was approximately $17.7 million, net of estimated forfeitures of $1.1 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.4 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The grant date fair value of PSUs was estimated using the Monte Carlo simulation model with the following assumptions:

Performance Stock Unit Grants	Nine Months Ended September 26, 2009
Infinera volatility	70% - 75%
NASDAQ volatility	30% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.60
Estimated fair value	$9.65 - $10.76

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to awards granted to employees, members of the Company’s board of directors and other non-employees on the Company’s condensed consolidated balance sheets and statements of operations for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
		(In thousands)
Stock-based compensation effects in inventory
Beginning balance	$2,785	$1,758	$1,801	$2,215
Stock-based compensation expense added to inventory	1,203	794	3,585	2,187
Stock-based compensation expense recognized as cost of revenue	(985)	(971)	(2,383)	(2,594)
Stock-based compensation expense released from inventory to deferred inventory costs	(50)	(26)	(50)	(253)

Ending balance	$2,953	$1,555	$2,953	$1,555

Stock-based compensation effects in deferred inventory cost
Beginning balance	$29	$428	$101	$947
Stock-based compensation expense added from inventory	50	26	50	253
Stock-based compensation expense recognized as cost of revenue	(2)	(209)	(74)	(955)

Ending balance	$77	$245	$77	$245

Stock-based compensation effects in income (loss) before income taxes
Cost of revenue	$490	$299	$1,346	$778
Sales and marketing	1,710	1,870	4,723	4,722
Research and development	2,915	1,250	7,066	3,264
General and administration	3,984	1,956	10,142	5,530

	9,099	5,375	23,277	14,294
Cost of revenue – amortization from balance sheet*	987	1,180	2,457	3,549

Total stock-based compensation expense	$10,086	$6,555	$25,734	$17,843

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Income Taxes

During the three months ended September 26, 2009, the Company recognized a tax benefit of approximately $1.7 million for a reversal of the 2008 federal and state tax provision, following a favorable ruling by the Internal Revenue Service in the current quarter. Exclusive of this one-time benefit, the Company recognized income tax expense of approximately $0.2 million and $0.4 million, on pre-tax book losses of $18.1 million and $69.3 million, for the three and nine months ended September 26, 2009, respectively. Exclusive of this one-time benefit, the resulting effective tax rates of (1.1)% and (0.6)% for the three and nine months ended September 26, 2009, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation charges and foreign taxes provided on foreign subsidiary earnings, offset by anticipated benefit related to refundable research and development tax credits. This compares to an effective tax rate of approximately 4% for the three and nine months ended September 27, 2008, respectively, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges, federal alternative minimum tax and state income taxes. Additionally, during the three months ended September 27, 2008, the Company recorded a discrete benefit of $0.3 million related to refundable research and development tax credits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 26, 2009 and December 27, 2008. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

14. Segment Information

The Segment Reporting Topic of the Codification establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a condensed consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
		(In thousands)
Americas:
United States	$52,871	$97,833	$146,491	$339,865
Other Americas	9,136	—	9,135	—

	$62,007	$97,833	$155,626	$339,865
Europe, Middle East and Africa	20,380	19,179	55,710	68,488
Asia Pacific	1,021	3,494	7,584	11,515

Total revenue	$83,408	$120,506	$218,920	$419,868

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant and equipment, net

	September 26, 2009	December 27, 2008
	(In thousands)
United States	$42,351	$45,489
Asia Pacific	2,012	1,331

Total property, plant and equipment, net	$44,363	$46,820

15. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the three and nine months ended September 26, 2009 and September 27, 2008 are summarized below.

	Three Months Ended				Nine Months Ended
	September 26, 2009		September 27, 2008		September 26, 2009		September 27, 2008
	(In thousands)
Balance at the beginning of the period	$10,370		$10,560		$9,940		$9,992
Charges to operations	3,156		3,037		9,674		8,502
Utilization	(1,876)		(1,875)		(4,855)		(5,505)
Change in estimate	(1,512	)(1)	(1,046	)(3)	(4,621	)(2)	(2,313	)(3)

Balance at the end of the period	$10,138		$10,676		$10,138		$10,676

(1)	Change in estimate is primarily due to continued improvements in average return rates
(2)

Change in estimate is due to continued improvements in average return rates and on-going reductions in the cost of replacement products due to increased usage of lower cost repaired products in the repair process and reductions in the costs associated with repairing those units

(3)

Change in estimate is due to continued improvements in average return rates and to a lesser extent to on-going reductions in the cost of replacement products due to increased usage of lower cost repaired products in the repair process and reductions in the costs associated with repairing those units

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, costs, restructuring charges and associated costs, or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results, including sales and equipment deployment; statements concerning new products or services; statements related to capital expenditures; statements related to future economic conditions or performance; statements related to market growth; statements related to repayment of our adjustable rate securities; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our annual report on Form 10-K for the year ended December 27, 2008 filed on February 17, 2009. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

In October 2009, we launched our ATN product which extends Infinera's digital optical networking benefits into the metro environment by providing a small form-factor, cost-efficient metro solution that integrates with Infinera’s DTN System. We believe that this functionality provides greater efficiency and additional savings to our customers over conventional metro solutions.

Our goal is to establish our Digital Optical Network, based on photonic integrated circuits, as a leading architecture for optical communications networks. We believe that photonic integrated circuits will significantly change optical communications networks in a fashion similar to the integrated circuit’s impact on electronics beginning in the 1950’s. As of September 26, 2009, we have sold our DTN System for deployment in the optical networks of 66 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3 Communications (“Level 3”). We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In the three and nine months ended September 26, 2009, Level 3 accounted for approximately 9.9% and 19.3% of our revenue, respectively. In the three and nine months ended September 27, 2008, Level 3 accounted for approximately 25.6% and 26.5% of our revenue, respectively. As previously disclosed, on July 29, 2009, we were informed by Level 3 that they intended to use another DWDM vendor in their network. We believe that this vendor will be given a significant portion of Level 3’s new network deployments commencing in the first half of 2010. Level 3 has informed us that they intend to continue to purchase products and services from us, including equipment with higher margins to fill the capacity on their existing Infinera DTN Systems. We continue to assess the impact of the introduction of this other vendor on the future revenues that we will receive from Level 3 beginning in the first half of 2010. In addition, we continue our focus on customer diversification, with three of our customers, excluding Level 3, representing more than 10% of our revenue in the third quarter of 2009.

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

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our product and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% and 93% of our revenue from direct sales to customers for the three and nine months ended September 26, 2009, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

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

The table below illustrates our 2008 results as reported and excluding the impact of the recognition of deferred amounts from prior periods:

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

We will continue to make significant investments in the business, and management believes that operating expenses will be approximately $50 million to $52 million for the fourth quarter of 2009.

In July 2009, we announced a restructuring plan under which we will close our Maryland based semiconductor fabrication plant (“FAB”) and consolidate these activities into our primary FAB location in Sunnyvale, California. This consolidation of activities in one location is expected to facilitate collaboration across integration platforms in support of our next generation products. As a result, during the third quarter of 2009, we recorded restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, and other exit costs. Equipment and facilities-related costs primarily consist of depreciation associated with restructured assets which refers to the increase in depreciation expense caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. In the three months ended September 26, 2009, we incurred $0.9 million of severance and related expenses and other exit costs. We also recorded non-cash charges of $2.4 million primarily comprised of equipment and facilities-related costs.

The types of restructuring and other related costs recorded for the three and nine months ended September 26, 2009 were:

	Three and Nine Months Ended September 26, 2009
	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Severance and related expenses	$804	$97	$901
Equipment and facilities-related costs	1,900	415	2,315
Other	32	89	121

Total	$2,736	$601	$3,337

The following table sets forth the activity and balance of the restructuring liability account for the nine months ended September 26, 2009:

Severance and Related Expenses
(In thousands)
Balance at December 27, 2008	$—
Provision	901
Payments	(259)
Non-cash charges	—

Balance at September 26, 2009	$642

We expect to incur approximately $2.0 million of additional restructuring and other related costs through the fourth quarter of 2009 which will mostly be comprised of severance and related expenses, equipment and facilities-related costs, the fair value of the remaining rent payments for an operating lease, net of expected sublease income, and other exit costs. Additional charges may be incurred in the future related to this restructuring, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than expected. We expect to substantially complete our restructuring actions in the fourth quarter of 2009.

The following table sets forth the estimated future timing of total cash payments related to this restructuring plan:

	Severance and Related Expenses	Equipment and Facilities- Related Costs	Total
	(In thousands)
Estimated timing of future payments:
Fiscal quarter ending December 26, 2009	$405	$300	$705
Fiscal years 2010 to 2012	333	966	1,299

	$738	$1,266	$2,004

Beginning in the first quarter of fiscal 2010, we expect to experience an approximate 2% quarterly gross margin improvement as a result of the closure of the Maryland FAB and the consolidation of those activities with our other operations.

Overview of Condensed Consolidated Financial Data

Revenue

We derive our revenue from sales of our products, support and services. Our revenue is comprised of three components: (1) product revenue, (2) ratable product and related support and services revenue, or ratable revenue and (3) services revenue. Product revenue primarily relates to bundled products that are sold only with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with the Software—Revenue Recognition Subtopic of the Codification. Product revenue also includes products that are sold without services or a small amount of product sales where software is considered incidental.

Our DTN System is integrated with software that is more than incidental to the functionality of our equipment. We refer to the integration of our DTN System with our software and related support and services as a bundled product. We recognize the majority of our revenue pursuant to Software - Revenue Recognition Subtopic of the Codification. For arrangements with multiple elements which include product and services for which VSOE of fair value has been established, we allocate revenue to the undelivered element using the residual method based on VSOE of fair value for each of the undelivered elements. However, when these transactions also include undelivered services for which VSOE has not been established, product revenue is deferred and recognized ratably over the longest remaining service period.

Services revenue is comprised of (1) revenue related to services for which VSOE of fair value has been established, (2) revenue related to services which were sold on a standalone basis or (3) revenue related to extended hardware warranty sales.

The following table illustrates our revenue for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Revenue:
Product	$73,690	$76,130	$193,912	$226,763
Ratable product and related support and services	892	39,495	3,206	181,462
Services	8,826	4,881	21,802	11,643

Total revenue	$83,408	$120,506	$218,920	$419,868

Total Revenue. Total revenue for the three and nine months ended September 27, 2008 was $120.5 million and $419.9 million, respectively. However, revenue for 2008 was unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008. These changes resulted in the recognition of incremental revenue of $39.6 million and $152.7 million in the three and nine months ended September 27, 2008, respectively, related to reductions in the deferred revenue balance for each period. Excluding this deferred revenue impact, revenue in the three and nine months ended September 27, 2008 would have been $80.9 million and $267.2 million, respectively. This compares to total revenue of $83.4 million and $218.9 million, respectively, for the three and nine months ended September 26, 2009. The $48.3 million reduction in total revenue for the nine months ended September 26, 2009 as compared to the corresponding period in 2008, excluding the deferred revenue impact, was primarily due to reduced sales of our DTN Systems to existing customers in the first half of the year, somewhat offset by the recognition of revenue on a number of large deployments with new and existing customers that were completed and recognized as revenue in the third quarter of 2009.

Product Revenue. Product revenue consists of products that are sold without services or bundled products that are sold with services for which VSOE of fair value has already been established and therefore, is recognized upfront under the residual method in accordance with the Software - Revenue Recognition Subtopic of the Codification. We use the residual method to recognize revenue when a sales agreement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. VSOE of fair value for software subscription, training, installation and deployment services, spares management and on-site hardware replacement services is determined by reference to the price the customer will be required to pay when these services are sold separately.

We attained VSOE of fair value for software subscription services in the first quarter of 2008, for training and installation and deployment services in the second quarter of 2008 and for spares management and on-site hardware replacement services in the fourth quarter of 2008. $76.1 million and $226.8 million of product revenue was recognized for the three and nine months ended September 27, 2008, respectively, from sales of bundled products and services where the only undelivered element was a service for which VSOE of fair value had been established. As of the first quarter of 2009, we had established VSOE of fair value for most of our services and recognized product revenue of $73.7 million and $193.9 million for the three and nine months ended September 26, 2009, respectively. The decline in product revenues reflects decreases in the underlying product related invoiced shipments primarily due to reduced sales of our DTN Systems to existing customers in the first half of the year somewhat offset by the timing of revenue recognition on a number of large deployments with new and existing customers that were completed and recognized as revenue in the third quarter of 2009.

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

In the first quarter of 2008, we established VSOE for software subscription services. As a result, we were no longer required to ratably recognize product revenue for sales transactions where products were sold with software subscription. Product revenue from these transactions was recognized upon acceptance, and software subscription services revenue was deferred and recognized over the term of the arrangement which is generally 12 months. In instances where acceptance of the product occurred upon formal written acceptance, revenue was deferred until such written acceptance had been received. Revenue allocated to product sales was included in product revenue; revenue allocated to services was included in services revenue. However, when these transactions also included undelivered training or installation and deployment services for the period, product revenue was deferred and recognized ratably over the longest remaining support period until the training or installation and deployment services were complete. Upon completion of these services, the difference between the VSOE of fair value for the remaining software subscription period and the remaining unrecognized portion of the arrangement fee was recognized as ratable product and related support and services revenue.

The attainment of VSOE of fair value on software subscription services in the first quarter of 2008 resulted in a large proportion of the underlying invoiced shipments being recognized as revenue in that period. Product revenue increased due to our ability to recognize and allocate revenue related to bundled shipments where software subscription was the only undelivered element. In addition, the weighted-average revenue deferral period for current period shipments of bundled products and services was approximately 90 days. These changes resulted in a significant increase in the amount of ratable revenue recognized from invoiced shipments in the first quarter of 2008 and a significant reduction in additions to the deferred revenue balance for the period.

We established VSOE for our training and installation and deployment services in the second quarter of 2008. As a result, commencing in the second quarter of 2008, we recognized most of our shipments as revenue at the time of acceptance and allocated that revenue to the appropriate revenue category in our condensed consolidated statements of operations. This resulted in increased levels of product and services revenue in the second quarter of 2008 and subsequent periods offset by a reduction in ratable revenue.

We had established VSOE of fair value for most of our services by the end of 2008 and as a result, during the three and nine months ended September 26, 2009, we recognized the majority of our invoiced shipments as product revenue at the time of customer acceptance. Ratable revenue for these periods related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established and amounted to $0.9 million and $3.2 million for the three and nine months ended September 26, 2009, respectively.

Services Revenue. Services revenue is comprised of (1) revenue related to bundled services for which VSOE of fair value has been established, (2) revenue related to services which were sold on a standalone basis or (3) revenue related to extended hardware warranty and other non-bundled services. Following the attainment of VSOE of fair value for software subscription services in the first quarter of 2008, attainment of VSOE of fair value for training and installation and deployment services in the second quarter of 2008 and the attainment of VSOE of fair value for spares management and on-site hardware replacement services in the fourth quarter of 2008, we have recognized revenue from delivered training and installation and deployment services, software subscription services, spares management services, and on-site hardware replacement services as services revenue in our condensed consolidated statements of operations. We typically experience volatility in the mix of service offerings included in our services revenue on a quarter over quarter basis. For the nine months ended September 26, 2009, approximately 53% of the services revenue recorded related to software subscription services, with 35% related to installation and deployment services and other services accounting for the remaining 12%.

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

Our services deferred revenue balance relates to deferred software subscription, extended hardware warranty and spares management and on-site hardware replacement services sales which will be recognized as services revenue on a ratable basis over the remaining contractual period and also relates to deferred training and deployment and installation services which will be recognized as services revenue upon delivery of the services.

The following table illustrates the increase (decrease) in deferred revenue for the three and nine months ended September 26, 2009:

	Three Months Ended September 26, 2009
Deferred Revenue	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Services Revenue	Total
	(In thousands)
Beginning balance	$5,999	$5,366	$11,679	$23,044
Additions to deferred revenue	—	783	2,913	3,696
Amortization to revenue	(677)	(2,506)	(5,071)	(8,254)

Ending balance	$5,322	$3,643	$9,521	$18,486

Change in deferred revenue balance	$(677)	$(1,723)	$(2,158)	$(4,558)

	Nine Months Ended September 26, 2009
Deferred Revenue	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Services Revenue	Total
		(In thousands)
Beginning balance	$8,650	$4,177	$9,580	$22,407
Additions to deferred revenue	—	4,079	14,836	18,915
Amortization to revenue	(3,328)	(4,613)	(14,895)	(22,836)

Ending balance	$5,322	$3,643	$9,521	$18,486

Change in deferred revenue balance	$(3,328)	$(534)	$(59)	$(3,921)

Cost of Revenue

The following table illustrates our cost of revenue for the specified periods:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Cost of revenue:
Cost of product	$47,473	$45,139	$137,037	$131,928
Cost of ratable product and related support and services	444	18,537	1,532	86,537
Cost of services	5,049	2,592	9,681	5,814
Restructuring and other costs related to cost of revenue	2,736	—	2,736	—

Total cost of revenue	$55,702	$66,268	$150,986	$224,279

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

The initial deployment of our DTN System involves the installation of common equipment, including a chassis, optical line amplifiers and related equipment. This common equipment is typically sold at low or negative gross margins. When we sell equipment at a loss, the losses are recognized in the period in which they are incurred or can be reasonably estimated and often in advance of the recognition of the related revenue. We refer to these losses as lower of cost or market adjustments, or LCM adjustments.

In July 2009, we announced a restructuring plan under which we will close our Maryland based semiconductor FAB and consolidate these activities into our primary FAB location in Sunnyvale, California. In the third quarter of 2009, we recorded restructuring and other costs related to cost of revenue of $2.7 million including severance and related expenses, equipment and facilities-related costs, and other exit costs.

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

Cost of Services Revenue. Cost of services revenue consists primarily of the costs of providing our service offerings, including personnel costs, stock-based compensation and costs associated with third party service providers.

Restructuring and Other Costs Related to Cost of Revenue. Restructuring and other costs related to cost of revenue of $2.7 million consisted of non-cash charges of $1.9 million primarily comprised of equipment and facilities-related costs, and $0.8 million of severance and related expenses, and other exit costs related to our restructuring plan announced in July 2009, under which we will close our Maryland based semiconductor FAB.

Deferred Inventory Cost. Deferred inventory cost increases by the cost of invoiced shipments deferred in a period and decreases as cost of revenue is amortized or recognized in that period.

The following table illustrates the increase (decrease) in our deferred inventory cost for the three and nine months ended September 26, 2009:

	Three Months Ended September 26, 2009
Deferred Inventory Cost	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands)
Beginning balance	$2,498	$2,841	$5,339
Additions to deferred inventory cost	—	1,105	1,105
Amortized to cost	(303)	(1,997)	(2,300)

Ending balance	$2,195	$1,949	$4,144

Change in deferred inventory cost balance	$(303)	$(892)	$(1,195)

	Nine Months Ended September 26, 2009
Deferred Inventory Cost	Pre Mar. 29, 2008 Product/Ratable Revenue	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands)
Beginning balance	$3,221	$1,016	$4,237
Additions to deferred inventory cost	—	3,294	3,294
Amortized to cost	(1,026)	(2,361)	(3,387)

Ending balance	$2,195	$1,949	$4,144

Change in deferred inventory cost balance	$(1,026)	$933	$(93)

Gross Margin

Gross margins have been and will continue to be affected by a variety of factors, including the product mix, average selling prices of our products, new product introductions and enhancements, changes to our manufacturing costs, including the impact of fluctuations in yields and production volumes, the amount of revenue that is recognized up front versus deferred and the period which that revenue is recognized, and the amount of common equipment sold at a loss causing an LCM adjustment.

The following table illustrates our gross margin for the specified periods:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except % )
Revenue	$83,408	$120,506	$218,920	$419,868
Cost of revenue	55,702	66,268	150,986	224,279

Gross profit	$27,706	$54,238	$67,934	$195,589

Gross margin	33%	45%	31%	47%

The table below illustrates our three and nine months ended September 27, 2008 results excluding the impact of the recognition of deferred amounts from prior periods.

	Three Months Ended September 27, 2008
	As Reported Results	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands, except %)
Revenue	$120,506	$(39,588)	$80,918
Cost of revenue	66,268	(18,338)	47,930

Gross profit	$54,238	(21,250)	32,988

Gross margin	45%		41%

	Nine Months Ended September 27, 2008
	As Reported Results	Post Mar. 29, 2008 Product/ Ratable Revenue	Total
	(In thousands, except %)
Revenue	$419,868	$(152,685)	$267,183
Cost of revenue	224,279	(73,450)	150,829

Gross profit	$195,589	(79,235)	116,354

Gross margin	47%		44%

As illustrated in the tables above, revenue and gross profit in the three and nine months ended September 27, 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the first quarter of 2008 and for training and installation and deployment services in the second quarter of 2008. This change resulted in the recognition of $21.3 million and $79.2 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the three and nine months ended September 27, 2008, respectively. In addition, the change resulted in the recognition of $33.0 million of gross profit in the three months ended September 27, 2008 and $116.4 million of gross profit in the nine months ended September 27, 2008 from invoiced shipments in those periods. Gross profit of $27.7 million and $67.9 million for the three and nine months ended September 26, 2009, respectively, primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods. Excluding the prior period impact described above, gross margin for the three and nine months ended September 27, 2008 would have been 41% and 44%, respectively, compared to gross margin of 33% and 31% for the three and nine months ended September 26, 2009, respectively. As further discussed in the section titled, “Results of Operations,” below, gross margin for the nine months ended September 26, 2009 as compared to the corresponding period in 2008 was significantly impacted by the recognition of revenue related to large common equipment deployments with new and existing customers and lower sales of our higher margin TAM products.

The prices paid for our DTN Systems vary by customer. In addition, the quantity of DTN Systems purchased by each of our customers varies from quarter-to-quarter depending on our customers’ needs for optical transport equipment. To the extent that a customer with lower contractual prices purchases significant quantities of our DTN Systems that comprise a significant portion of the DTN Systems we sell within a quarter, our gross margin for such a quarter would be lower. In addition, pricing for optical communications systems, such as our DTN System, is very competitive and we must often respond to these competitive pressures by decreasing the initial purchase price of our product. As a result of these competitive pressures and in order to gain new customers, our common equipment is typically sold at low margins or at a loss. Our Digital Line Modules (“DLMs”), Tributary Adapter Modules (“TAMs”), and Tributary Optical Modules (“TOMs”) are typically sold at higher gross margins. These higher margin sales positively impact overall gross margin. Because of the significant impact that changes in product and customer mix and the timing of new customer deployments have on our gross margin levels, we experience significant gross margin volatility on a quarter-over-quarter basis. In addition, forecasted sales of negative margin common equipment to new customers or forecasted usage of incremental common equipment discounts by existing customers can result in increased LCM adjustments in order to record inventory and purchase commitments at its net realizable value. These LCM adjustments are recognized in advance of the recognition of the related revenue and result in lower gross margins in the periods in which the LCM adjustments are recorded.

Although it is difficult to predict gross margins in future periods, we will continue to recognize revenue related to common equipment deployments in the fourth quarter of 2009 and this will negatively impact gross margins. We expect this to be somewhat offset by some continued increase in TAM sales over the volumes experienced in the first half of 2009.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses, and are recognized as incurred. Personnel-related costs are the most significant component of each of these expense categories. We expect personnel costs to continue to increase as we hire new employees to support our anticipated long-term growth. We expect total operating expenses to average approximately $50 million to $52 million for the fourth quarter of 2009.

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

Restructuring and other related costs include severance and related expenses, equipment and facilities-related costs, and other exit costs related to a restructuring plan announced in July 2009, under which we will close our Maryland based semiconductor FAB.

Other Income (expense), net

Other income (expense), net includes interest income on our cash and short- and long-term investment balances, gains or losses on sale of assets and investments, foreign currency transactions and translations, changes in the fair value of our ARS trading securities and Put Rights, other-than-temporary credit impairment losses on our available-for-sale ARS and realized gains or losses on investments. If interest rates continue to fluctuate due to current global market conditions, we will experience volatility in future interest income from our cash and short- and long-term investment balances, assuming consistent investment levels.

Provision for (benefit from) income taxes

During the three months ended September 26, 2009, we recognized a tax benefit of approximately $1.7 million for a reversal of the 2008 federal and state tax provision, following a favorable ruling by the Internal Revenue Service in the current quarter. Exclusive of this one-time benefit, we recognized income tax expense of approximately $0.2 million and $0.4 million, on pre-tax book losses of $18.1 million and $69.3 million, for the three and nine months ended September 26, 2009, respectively. Exclusive of this one-time benefit, the resulting effective tax rates of (1.1)% and (0.6)% for the three and nine months ended September 26, 2009 differ from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings, offset by the benefit related to refundable research and development tax credits. This compares to an effective tax rate of approximately 4% for the three and nine months ended September 27, 2008, respectively, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges, federal alternative minimum tax and state income taxes. Additionally, during the three months ended September 27, 2008, we recorded a discrete benefit of $0.3 million related to refundable research and development tax credits.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement of investments, cash, cash equivalents and short and long-term investments, other-than-temporary impairments and accounting for income taxes. Below, we further discuss our policies as well as the estimates and judgments related to stock-based compensation, fair value measurement and classification of investments, and other-than-temporary impairments. Our other policies are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in our 2008 Annual Report on Form 10-K filed with the SEC on February 17, 2009. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected. For additional information on the recent accounting pronouncements impacting our business, see Note 3, “Recent Accounting Pronouncements” to the Notes to Condensed Consolidated Financial Statements.

Stock-Based Compensation

We account for stock-based employee compensation plans under the fair value recognition and measurement provisions of the Equity Topic of the Codification. Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method.

We estimate the fair value of the stock options granted and rights to acquire stock under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over four or five years. In the third quarter of 2009, we granted retention options to executives which vest ratably on a monthly basis over two years. We make a number of estimates and assumptions in determining stock-based compensation related to options including the following:

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

•

Commencing in June 2007, we elected to use the simplified method to estimate the expected term as permitted by the Compensation – Stock Compensation Subtopic of the Codification due to increased liquidity of the underlying options in the post-IPO era as compared to our historical grants.

•

Expected volatility of our stock is based on the weighted-average implied and historical volatility of our Company and our peer group. The peer group is comprised of similar companies in the same industrial sector. Peer group data is used because we do not yet have sufficient historical volatility data for our own common stock.

As we gain more historical volatility data, the weighting of our own data in the expected volatility calculation associated with options will gradually increase. In the near future, we plan to start using the actual term for which our own employees hold their options to calculate the expected term. This could substantially change the grant-date fair value of future awards of stock options and ultimately the expense recorded by us.

We estimate the fair value of the rights to acquire stock under our Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. We use our own historical volatility data in the valuation of ESPP.

We accounted for the fair value of RSUs using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over four or five years. In the third quarter of 2009, we granted retention RSUs to executives which cliff vest after an approximate two-year period and to employees which vest ratably on a monthly basis over one or two years.

We estimate the fair value of PSUs granted using the Monte Carlo simulation model. We issued performance share units (“PSUs”) in the first quarter of 2009 as part of our annual refresh grant process. The PSUs entitle our executive officers and members of our board of directors to receive a number of shares of our common stock based on our stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same periods. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of our common stock price compared to NASDAQ. This performance metric is classified as a market condition under the Equity Topic of the Codification.

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible Company and NASDAQ stock price outcomes. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of NASDAQ, correlation between changes in our stock price and changes in NASDAQ, risk-free interest rate, and expected dividends. Expected volatility of our stock is based on the weighted-average implied and historical volatility of our peer group in the industry in which we do business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between our peer group’s stock price and NASDAQ composite average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. Our expected dividend yield is zero as we do not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the composite average of NASDAQ on the grant date.

Fair Value Measurement of Investments

The Fair Value Measurements and Disclosure Topic of the Codification defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This Topic applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The fair value of our financial instruments reflects the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our condensed consolidated financial statements are based on information available to us as of September 26, 2009.

We apply a fair value hierarchy based on three levels of inputs as follows:

Level I	–	Quoted prices in active markets for identical assets or liabilities.

Level II	–	Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In addition, Level II could include unobservable inputs that are not significant to the fair value of the assets or liabilities.

Level III	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure our cash equivalents, debt securities and Put Rights at fair value and classify our securities in accordance with the fair value hierarchy of the Fair Value Measurements and Disclosure Topic of the Codification.

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

We classify our ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for our ARS, we used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, we performed our own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of September 26, 2009, and therefore incorporated both valuations in our fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of September 26, 2009, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities would be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 basis points (“bps”) for all of our ARS, except 150 bps for A3 rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a total of 290 bps to 360 bps which included an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and the credit risk of the securities. Most of our ARS were AAA rated, except for $12.3 million (par value) of securities held with two issuers whose credit ratings were downgraded to A3 and Aa1 ratings during the nine months ended September 26, 2009. Our ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. Our other-than-temporary impairment analysis for two of our available-for-sale ARS indicates that the estimated credit risk element included in the discount rate for an AAA rated security is approximately 160 bps and 200 bps for an A3 rated security.

•	Estimated maturity

We estimated the workout period of our ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, we used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 10.0 years to 18.8 years.

Put Rights

Put Rights associated with our ARS holdings with UBS Financial Services, Inc. (“UBS”) are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. We performed our own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of September 26, 2009 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on our current intent to exercise our Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate as adjusted for a failed auction premium of 120 bps for all of our ARS, except for 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by approximately 70 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

We believe that the fair value of our ARS and Put Rights could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in a immaterial amount of loss in our condensed consolidated statements of operations as of September 26, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on our condensed consolidated statements of operations.

Other-Than-Temporary Impairments

It is our policy to review our available-for-sale marketable debt securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. If a debt security’s market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an other-than-temporary impairment charge to earnings for the entire amount of the impairment.

For the remaining debt securities, if an other-than-temporary impairment (“OTTI”) exists, we separate the OTTI into two portions:

•

Credit loss portion: The credit loss portion is the amount that our best estimate of the present value of cash flows expected to be collected from the security falls below the amortized cost of the security. The credit loss portion is recorded as a charge to Other income (expense), net in our condensed consolidated statements of operations.

•

Non-credit loss portion: The non-credit loss portion is the residual amount of the other-than-temporary impairment, and is recorded in Accumulated other comprehensive loss in our condensed consolidated balance sheets.

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

Once a credit impairment loss has been recognized in our condensed consolidated statements of operations, the amortized cost basis of that available-for-sale security is reduced by the amount of the credit impairment loss, resulting in a new cost basis for the security. Any non-credit related unrealized gains and losses are recorded in Accumulated other comprehensive loss in our condensed consolidated balance sheets. We will continue to monitor the security’s credit rating and credit spread and will accrete any reduction in the credit impairment loss to interest income over the expected life of the security.

As of September 26, 2009, we held $9.7 million (par value) of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of September 26, 2009, we determined that we do not intend to sell these securities and do not believe that it is more likely than not that we will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, a cumulative OTTI of $2.3 million, equal to the difference between the fair value and the amortized cost basis has occurred. We recognized credit impairment losses of $0.2 million and $1.1 million in our condensed consolidated statements of operations for the three and nine months ended September 26, 2009, respectively. The non-credit related portion of this OTTI of $1.3 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at September 26, 2009.

A 10% deterioration in the ARS student loan credit spread would result in $0.2 million of additional OTTI credit loss in our condensed consolidated statements of operations for the third quarter of 2009.

Results of Operations

Revenue

The following table presents our revenue by type, geography and sales channel for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except %)
Statements of Operations Data:
Total revenue by type
Product	$73,690	$76,130	$193,912	$226,763
Ratable product and related support and services	892	39,495	3,206	181,462
Services	8,826	4,881	21,802	11,643

Total	$83,408	$120,506	$218,920	$419,868

% Revenue by type
Product	88%	63%	89%	54%
Ratable product and related support and services	1%	33%	1%	43%
Services	11%	4%	10%	3%

	100%	100%	100%	100%

Total revenue by geography
Domestic	$52,871	$97,833	$146,491	$339,865
International	30,537	22,673	72,429	80,003

	$83,408	$120,506	$218,920	$419,868

% Revenue by geography
Domestic	63%	81%	67%	81%
International	37%	19%	33%	19%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$81,270	$116,108	$203,664	$406,721
Indirect	2,138	4,398	15,256	13,147

	$83,408	$120,506	$218,920	$419,868

% Revenue by sales channel
Direct	97%	96%	93%	97%
Indirect	3%	4%	7%	3%

	100%	100%	100%	100%

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008.

Total revenue decreased to $83.4 million for the three months ended September 26, 2009 from $120.5 million for the corresponding period in 2008 primarily reflecting a decrease in revenue recognized from a reduction in the deferred revenue balance as discussed in the section titled, “Overview of Condensed Consolidated Financial Data” above. Excluding this deferred revenue impact, revenues for the quarter increased to $83.4 million in the third quarter of 2009 from $80.9 million in the corresponding quarter of 2008. This increase was primarily due to the recognition of revenue on a number of large deployments with new and existing customers that were completed and recognized as revenue in the third quarter of 2009.

International revenue increased to 37% in the three months ended September 26, 2009 from 19% in the corresponding period in 2008 as we experienced increased levels of sales to international customers during the third quarter of 2009. While we expect international revenues to continue to grow on a long-term basis as we increase our sales activities in Europe, Asia and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $73.7 million for the three months ended September 26, 2009 from $76.1 million for the corresponding period in 2008 primarily due to reduced sales of our DTN System to existing customers, partially offset by the timing of completion of large deployments with new and existing customers.

Total ratable revenue decreased to $0.9 million for the three months ended September 26, 2009 from $39.5 million for the corresponding period in 2008 due to the attainment of VSOE of fair value for most of our services during 2008. Since the second quarter of 2008, we have recognized the majority of our invoiced shipments as product revenue at the time of acceptance. Ratable revenue for the third quarter of 2009 related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established.

Total services revenue increased to $8.8 million for the three months ended September 26, 2009 from $4.9 million for the corresponding period in 2008, primarily reflecting increased software subscription services revenue of $1.3 million and installation and deployment services revenue of $2.0 million associated with new deployments completed in the quarter.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008.

Total revenue decreased to $218.9 million for the nine months ended September 26, 2009 from $419.9 million for the corresponding period in 2008. This decrease primarily reflected a decrease in revenue recognized from a reduction in the deferred revenue balance as discussed in the section titled, “Overview of Condensed Consolidated Financial Data” above. Excluding this deferred revenue impact, revenues for the nine months ended September 26, 2009 decreased to $218.9 million from $267.2 million in the corresponding period in 2008. This decrease was primarily due to reduced sales of our DTN Systems to existing customers in the first half of the year, partially offset by the recognition of revenue on a number of large deployments with new and existing customers that were completed and recognized as revenue in the third quarter of 2009.

International revenue increased to 33% for the nine months ended September 26, 2009 from 19% for the corresponding period in 2008 as we experienced increased levels of sales to international customers during the first three quarters of 2009. While we expect international revenues to continue to grow on a long-term basis as we increase our sales activities in Europe, Asia and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $193.9 million for the nine months ended September 26, 2009 from $226.8 million for the corresponding period in 2008 primarily due to reduced sales of our DTN Systems to existing customers in the first half of the year, partially offset by the recognition of revenue on a number of large deployments with new customers that were completed and recognized as revenue in the third quarter of 2009.

Total ratable revenue decreased to $3.2 million for the nine months ended September 26, 2009 from $181.5 million for the corresponding period of 2008 due to the attainment of VSOE of fair value for most of our services during 2008. As a result, commencing in the second quarter of 2008, we have recognized the majority of our invoiced shipments for the period as product revenue at the time of acceptance. Ratable revenue for the nine months ended September 26, 2009 related primarily to a small portion of our shipments where products are sold in combination with software warranty and other services for which VSOE has not yet been established.

Total services revenue increased to $21.8 million for the nine months ended September 26, 2009 from $11.6 million for the corresponding period in 2008, primarily reflecting increased software subscription services revenue of $6.4 million, installation and deployment services revenue of $1.6 million, extended hardware warranty revenue of $1.0 million and spares management revenue of $0.6 million.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue by revenue source, gross profit and gross margin for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
		(In thousands, except %)
Total revenue	$83,408	$120,506	$218,920	$419,868
Total cost of revenue:
Cost of product	47,473	45,139	137,037	131,928
Cost of ratable product and related support and services	444	18,537	1,532	86,537
Cost of services	5,049	2,592	9,681	5,814
Restructuring and other costs related to cost of revenue	2,736	—	2,736	—

Gross profit	$27,706	$54,238	$67,934	$195,589

Gross margin	33%	45%	31%	47%

The table below illustrates our three and nine months ended September 27, 2008 results as reported and excluding the impact of the recognition of deferred amounts from prior periods.

	Three Months Ended September 27, 2008
	As Reported Results	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands, except %)
Total revenue	$120,506	$(39,588)	$80,918
Total cost of revenue:
Cost of product	45,139	(18,338)	26,801
Cost of ratable product and related support and services	18,537	—	18,537
Cost of services	2,592	—	2,592

Gross profit	$54,238	(21,250)	32,988

Gross margin	45%		41%

	Nine Months Ended September 27, 2008
	As Reported Results	Post Mar. 29, 2008 Product/Ratable Revenue	Total
	(In thousands, except %)
Total revenue	$419,868	$(152,685)	$267,183
Total cost of revenue:
Cost of product	131,928	(73,450)	58,478
Cost of ratable product and related support and services	86,537	—	86,537
Cost of services	5,814	—	5,814

Gross profit	$195,589	$(79,235)	116,354

Gross margin	47%		44%

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008.

Gross margin decreased to 33% in the three months ended September 26, 2009 from 45% in the corresponding period in 2008. As illustrated in the table above, revenue and gross profit in the third quarter of 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in the recognition of $21.3 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the third quarter of 2008 and $33.0 million of gross profit from invoiced shipments in the same period. Excluding this prior period impact, gross margin for the third quarter of 2008 would have been 41% compared to gross margin of 33% in the third quarter of 2009. Gross profit of $27.7 million in the third quarter of 2009 primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods.

This significant reduction in gross margin in the three months ended September 26, 2009 was partially due to the inclusion of restructuring and other related costs of $2.7 million related to the planned closure of our Maryland based semiconductor FAB announced in July 2009. In addition, we recognized revenues from a number of negative or lower margin common equipment deployments in the quarter. These deployments had a significant negative gross margin impact for the quarter, even though some of the inventory sold had been written down for LCM adjustments earlier in the year. Although we experienced some recovery in sales of our higher gross margin TAMs in the quarter, volumes remained below those experienced in the third quarter of 2008. Additionally, inventory write-downs for excess and obsolete inventory were $2.2 million for the three months ended September 26, 2009 as compared to $0.9 million for the three months ended September 27, 2008 primarily due to the inclusion of $1.5 million of inventory write-downs related to the closure of our Maryland FAB. See Note 7, “Restructuring and Other Related Costs,” to the Notes to Condensed Consolidated Financial Statements for more information on our Maryland FAB restructuring plan.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008.

Gross margin decreased to 31% in the nine months ended September 26, 2009 from 47% in the corresponding period in 2008. As illustrated in the table above, revenue and gross profit in the nine months ended September 27, 2008 were unusually high due to the impact of the attainment of VSOE of fair value for software subscription services in the period. This change resulted in the recognition of $79.2 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances in the nine months ended September 27, 2008 and $116.4 million of gross profit from invoiced shipments in the same period. Excluding this prior period impact, gross margin for the nine months ended September 27, 2008 would have been 44% compared to gross margin of 31% in the nine months ended September 26, 2009. Gross profit of $67.9 million in the nine months ended September 26, 2009 primarily reflects invoiced shipments in the period and does not include the recognition of significant amounts of deferred gross profit from prior periods.

This significant reduction in gross margins in the nine months ended September 26, 2009 was partially due to the fact that we recognized significant revenues from a number of large negative or lower margin common equipment deployments in the period. In addition, sales volumes for our higher gross margin TAMs in the nine months ended September 26, 2009 were significantly lower than in the nine months ended September 27, 2008. Gross margins for the nine months ended September 26, 2009 were also negatively impacted by the usage of significant common equipment discounts by one customer. Margins for the nine months ended September 26, 2009 also include restructuring and other related costs of $2.7 million related to the planned closure of our Maryland based semiconductor FAB announced in July 2009. Additionally, inventory write-downs for excess and obsolete inventory were $5.5 million for the nine months ended September 26, 2009 as compared to $4.5 million for the nine months ended September 27, 2008 primarily due to the inclusion of $1.5 million of inventory write-downs related to the closure of our Maryland FAB. See Note 7, “Restructuring and Other Related Costs,” to the Notes to Condensed Consolidated Financial Statements for more information on our Maryland FAB restructuring plan.

Research and Development Expenses

The following table presents our research and development expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except %)
Research and development expenses	$23,589	$21,092	$70,349	$57,172
Percent of total revenue (1)	28%	18%	32%	14%

(1)

Research and development expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recognized in each period.

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008.

Research and development expenses increased by $2.5 million in the three months ended September 26, 2009 compared to the corresponding period in 2008 primarily due to increased headcount and personnel-related costs of $2.2 million, including $1.2 million of cash compensation, and $1.0 million of stock-based compensation expense. In addition, in the three months ended September 26, 2009, we incurred $0.3 million of increased prototype and new product spending.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008.

Research and development expenses increased by $13.2 million in the nine months ended September 27, 2009 compared to the corresponding period in 2008 due primarily to increased headcount and personnel-related costs of $8.2 million, including $5.1 million of cash compensation, $2.3 million of stock-based compensation expense and $0.8 million of incremental facilities and infrastructure costs. In addition, in the nine months ended September 27, 2009, we incurred $4.4 million of increased prototype and new product spending and $0.6 million of incremental expenses related to software development services that we purchased from a third party to enable our products to operate in a regional bell operating company infrastructure.

Sales and Marketing Expenses

The following table presents our sales and marketing expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except %)
Sales and marketing expenses	$12,364	$11,171	$34,945	$32,277
Percent of total revenue (1)	15%	9%	16%	8%

(1)

Sales and marketing expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recognized in each period.

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008.

Sales and marketing expenses increased by $1.2 million in the three months ended September 26, 2009 compared to the corresponding period in 2008 primarily due to increased stock-based compensation expense of $0.5 million and an increase of $0.7 million in salary and commission expenses.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008.

Sales and marketing expenses increased by $2.7 million in the nine months ended September 26, 2009 compared to the corresponding period in 2008 primarily due to increased stock-based compensation expense of $1.5 million, increased salary and commission expenses of $1.5 million and $0.3 million of costs related to demonstration units used in potential customer lab trials and other marketing expenses. These increases were offset by a decrease of $0.6 million primarily due to lower sales related expenses and other overhead costs.

General and Administrative Expenses

The following table presents our general and administrative expenses in absolute dollars and as a percent of total revenue for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands, except %)
General and administrative expenses	$10,373	$8,713	$31,978	$25,632
Percent of total revenue (1)	12%	7%	15%	6%

(1)

General and administrative expenses as a percent of total revenue is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recognized in each period.

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008.

General and administrative expenses increased by $1.7 million in the three months ended September 26, 2009 compared to the corresponding period in 2008 primarily due to $2.0 million of stock-based compensation expense, $1.4 million of cash compensation and $0.3 million of depreciation and amortization expense. These increases were offset by decreased costs related to facilities and professional services of $1.1 million and a reduction in bad debt expense of $0.9 million.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008.

General and administrative expenses increased by $6.3 million in the nine months ended September 26, 2009 compared to the corresponding period in 2008 primarily due to $4.6 million of stock-based compensation expense, $2.4 million of cash compensation and $1.0 million of depreciation and amortization expense. These increases were offset by a reduction in bad debt expense of $1.1 million and decreased costs related to facilities and professional services of $0.6 million.

Restructuring and Other Costs

We incurred $0.6 million of restructuring and other related costs in the three months ended September 26, 2009 which comprised of non-cash charges of $0.5 million primarily comprised of equipment and facilities-related costs. Additionally, we incurred $0.1 million associated with severance and related expenses, equipment and facilities-related charges, and other exit costs.

Other Income (Expense), Net

The following table presents our interest income, interest expense, net credit impairment losses recognized in earnings, and other gain (loss), net for the three and nine months ended September 26, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(In thousands)
Interest income	$441	$1,675	$1,956	$7,236
Interest expense	—	—	—	(3)
Net impairment losses recognized in earnings	(161)	—	(1,094)	—
Other gain (loss), net	870	37	(138)	1,213

Total other income (expense), net	$1,150	$1,712	$724	$8,446

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008.

Interest income decreased by $1.2 million in the three months ended September 26, 2009 compared to the corresponding period in 2008 due to lower interest rates on investments and lower investment balances. We also recognized net credit impairment losses of $0.2 million in the three months ended September 26, 2009, related to the other-than-temporary impairment for our available-for-sale ARS, as discussed in Note 5, “Fair Value Measurements and Other-than-Temporary Impairments,” of the Notes to Condensed Consolidated Financial Statements. Other gain (loss), net for the three months ended September 26, 2009 included a $1.0 million loss related to a decrease in the fair value of the Put Rights and a $1.6 million unrealized holding gain related to ARS trading securities. Other gain (loss), net for the three months ended September 27, 2008 comprised of a gain of $0.3 million related to the sale of assets offset by a realized loss of $0.2 million on the sale of investments.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008.

Interest income decreased by $5.3 million in the nine months ended September 26, 2009 compared to the corresponding period in 2008 due to lower interest rates on investments and lower investment balances. We also recognized net credit impairment losses of $1.1 million in the nine months ended September 27, 2009 related to the determination that our available-for-sale ARS were other-than-temporarily impaired, as discussed in Note 5, “Fair Value Measurements and Other-Than-Temporary Impairments,” of the Notes to Condensed Consolidated Financial Statements. Other gain (loss), net for the nine months ended September 26, 2009 included $2.5 million loss due to a decrease in the fair value of the Put Rights offset by a $3.1 million unrealized holding gain to ARS trading securities. Additionally, we recorded $1.0 million of unrealized and realized losses due to foreign currency exchange re-measurement in the nine months ended September 26, 2009. Other gain (loss), net for the nine months ended September 27, 2008 primarily consisted of a gain of $1.0 million related to the sales of assets and a gain of $0.3 million on our foreign currency receivables and transactions.

Income Tax Provision (Benefit)

During the three months ended September 26, 2009, we recognized a tax benefit of approximately $1.7 million for a reversal of the 2008 federal and state tax provision, following a favorable ruling by the Internal Revenue Service in the current quarter. Exclusive of this one-time benefit, we recognized income tax expense of approximately $0.2 million and $0.4 million, on pre-tax book losses of $18.1 million and $69.3 million, for the three and nine months ended September 26, 2009, respectively. Exclusive of this one-time benefit, the resulting effective tax rates of (1.1)% and (0.6)% for the three and nine months ended September 26, 2009 differ from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings, offset by the benefit related to refundable research and development tax credits. This compares to an effective tax rate of approximately 4% for the three and nine months ended September 27, 2008, respectively, which reflects tax benefits arising from the release of certain valuation allowance on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges, federal alternative minimum tax and state income taxes. Additionally, during the three months ended September 27, 2008, we recorded a discrete benefit of $0.3 million related to refundable research and development tax credits.

Liquidity and Capital Resources

	September 26, 2009	December 27, 2008
	(In thousands)
Working capital	$324,740	$289,702

Cash and cash equivalents	$90,945	$166,770
Short- and long-term investments	185,530	142,916
Short- and long-term restricted cash	4,047	2,899

Total cash and cash equivalents, investments and restricted cash	$280,522	$312,585

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(In thousands)
Cash provided by (used in) operating activities	$(30,028)	$25,354
Cash provided by (used in) investing activities	(54,186)	39,142
Cash provided by financing activities	8,278	13,800

At September 26, 2009, we had $90.9 million in cash and cash equivalents, $185.5 million in short- and long term investments and $4.0 million in restricted cash. In comparison, at December 27, 2008, we had $166.8 million in cash and cash equivalents, $142.9 million in short- and long-term investments and $2.9 million in restricted cash. Cash, cash equivalents, restricted cash and short- and long-term investments primarily consist of highly liquid investments in money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. However, short- and long-term investments include $70.8 million (par value) of ARS and their related Put Rights which are illiquid, and of which $61.1 million (par value) are included in short-term investments. The Put Rights allow us to sell the securities back to UBS at par value at any time during a two year period beginning June 30, 2010. It is our intention to exercise these Put Rights and liquidate the ARS on June 30, 2010. No agreement has been reached to sell the remaining $9.7 million (par value) of available-for-sale ARS back to the broker. It is therefore unclear how long before these securities become liquid and whether we can recover its full par value. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Our historical revenue and profitability trends have been significantly impacted by our revenue recognition policy and the timing of our attainment of VSOE of fair value for most of our services. Prior to the first quarter of 2008, revenue from bundled product sales was deferred and recognized ratably over a period of approximately one year. This resulted in the accumulation of $174.4 million of deferred revenue, $81.6 million of associated deferred inventory costs and $92.8 million of gross margin on the balance sheet as of December 29, 2007. We recognized $165.8 million of this deferred revenue and $78.4 million of associated deferred inventory costs in 2008, but the cash flow impact of these transactions was recorded in 2006 and 2007 when the transactions occurred and payments were made, not when the majority of the revenue was recognized in the condensed consolidated statements of operations in 2008. This resulted in a cash flow trend that was driven primarily by the timing and profitability of our underlying invoiced shipments rather than the timing of the recognition of revenue and gross margin from these transactions in our condensed consolidated statements of operations. This disconnect between the timing of revenue recognition and the underlying cash collections resulted in higher levels of cash from operations experienced in 2007 when the net loss in our condensed consolidated statements of operations amounted to $55.3 million as compared to 2008 when net income amounted to $78.7 million.

We expect our future product revenues and gross margins to more closely approximate our invoiced shipment results with no further significant releases of deferred amounts from prior periods and therefore also expect cash flow trends that are more consistent with the timing of when revenue and gross profits are recognized in the condensed consolidated statements of operations.

Operating Activities

We experienced negative cash flows from operations of $30.0 million in the nine months ended September 26, 2009. We generated a net loss for the period of $68.0 million and we had non-cash charges of $40.4 million consisting primarily of stock-based compensation expense of $25.7 million, depreciation and amortization expenses of $12.1 million, restructuring and other related costs of $2.4 million, $1.1 million net credit-related OTTI and $2.5 million decrease in the fair value of the Put Rights offset by $3.1 million unrealized holding gain from ARS trading securities.

Accounts receivable decreased by $14.2 million primarily due to one large customer using an early pay discount in the third quarter of 2009 and improved linearity of invoicing in the third quarter of 2009. This reduction in receivables was partially offset by an increase in inventory of $12.7 million primarily related to increased levels of inventory at customer sites awaiting acceptance and increased service inventory to support our new spares management service offering. Our working capital requirements can fluctuate significantly depending on the timing of large deployments and the terms associated with acceptance, billings and collections on those deployments.

We experienced positive cash flows from operations of $25.4 million in the nine months ended September 27, 2008. We generated net income for the period of $85.4 million, and we had total non-cash charges of $24.8 million consisting primarily of depreciation and amortization expenses of $8.9 million and stock-based compensation expense of $17.8 million offset by investment discount accretion of $0.9 million. As explained above, the net income also reflects the release of $142.0 million of deferred revenue and $71.6 million of deferred inventory cost to the balance sheet in the period. Accounts receivable increased by $8.5 million due to the non-linearity of invoicing and a delay in receipt of payment for one large deployment until after the end of the quarter. This was offset by an increase in accounts payable of $7.8 million. Accrued liabilities and other expenses decreased by $8.7 million due to the timing of payroll and other payments in the period.

Investing Activities

Net cash used in investing activities in the nine months ended September 26, 2009 was $54.2 million primarily due to the purchase of available-for-sale investments of $136.3 million and additions to property, plant and equipment for the period of $11.6 million. This was offset by proceeds of $92.0 million from maturities and calls of investments and restricted cash, and $1.5 million of proceeds from sales of available-for-sale investments during the period.

Net cash provided by investing activities in the nine months ended September 27, 2008 was $39.1 million primarily due to the proceeds of $122.9 million from maturities of available-for-sale investments and restricted cash, and $103.2 million of proceeds from sales of available-for-sale investments during the period. This was offset by the purchase of available-for-sale investments of $172.9 million and additions to property, plant and equipment for the period of $15.2 million.

Financing Activities

Net proceeds from financing activities in the nine months ended September 26, 2009 were $8.3 million primarily due to proceeds from the issuance of common stock under our employee stock purchase plan, or ESPP, and other equity plans.

Net proceeds from financing activities in the nine months ended September 27, 2008 were $13.8 million primarily due to $11.2 million in proceeds from the issuance of common stock under our ESPP and other equity plans and $2.6 million related to excess tax benefit from stock option transactions.

Adjustable Rate Securities

At September 26, 2009, we held $70.8 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near term is limited. In addition, it could take until final maturity of the ARS (up to 38 years) to realize our investments’ par value or we may not be able to fully recover the par value of our ARS. At September 26, 2009, most of the $70.8 million (par value) ARS we held were AAA rated, except for $11.5 million (par value) of our ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during the nine months ended September 26, 2009. Our ARS were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three and nine months ended September 26, 2009, $4.7 million and $4.9 million of ARS (par value) were called by two issuers.

The ARS of $61.1 million (par value) covered by the UBS settlement and the related Put Rights are revalued to fair value on a quarterly basis. We recorded $1.6 million and $3.1 million of unrealized holding gains on our ARS trading securities in the three and nine months ended September 26, 2009, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. In addition, we recorded decreases of $1.0 million and $2.5 million in the fair value of the Put Rights in the three and nine months ended September 26, 2009, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations.

As of September 26, 2009, we held $9.7 million (par value) of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of September 26, 2009 we determined that we do not intend to sell these securities and do not believe that it is more likely than not that we will be required to sell the securities before recovery of its par value. However, given that the present value of the expected cash flows for these securities was below their par value, a cumulative OTTI of $2.3 million, equal to the difference between the fair market value and the par value has occurred. We recognized credit impairment losses of $0.2 million and $1.1 million in our condensed consolidated statements of operations for the three and nine months ended September 26, 2009, respectively. The non-credit related portion of this OTTI of $1.3 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at September 26, 2009.

These failed auctions result in a lack of liquidity in the ARS but do not affect the underlying collateral of the securities. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. Our trading ARS, which are subject to the UBS Put Rights have been classified as short-term investments in the accompanying condensed consolidated balance sheets as we intend to sell these securities back to UBS at par value on June 30, 2010. Our available-for-sale ARS investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored.

Liquidity

For the fourth quarter of 2009, capital expenditures are expected to be in the range of approximately $3 million to $4 million, primarily for product development and manufacturing expansion and upgrades. In addition, we have experienced a lack of liquidity related to $70.8 million (par value) of our ARS as described above. We believe that our current cash and cash equivalents and investments, excluding our ARS, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of September 26, 2009:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations (1)	$26,663	$26,663	$—	$—	$—
Operating leases	12,988	4,242	5,721	1,891	1,134

Total contractual obligations (2)	$39,651	$30,905	$5,721	$1,891	$1,134

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Tax liabilities of $0.8 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $4.0 million of standby letters of credit outstanding as of September 26, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and duty and $1.0 million related to property leases. We had $2.9 million of standby letters of credit outstanding as of December 27, 2008. These consisted of $1.1 million related to property leases, $1.4 million related to a value added tax license and duty and $0.4 million related to customer proposal guarantee.

Off-Balance Sheet Arrangements

As of September 26, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions for the third quarter of 2009 would result in a loss of approximately $1.5 million, excluding the amounts related to foreign denominated accounts receivable. Beginning in the second quarter of 2009, we established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on our operating results. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash, cash equivalents, short- and long-term investments and short- and long-term restricted cash totaling $280.5 million and $312.6 million at September 26, 2009 and December 27, 2008, respectively. These amounts were invested primarily in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries, and ARS and the associated Put Rights. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the three months ended September 26, 2009, our interest income would have declined approximately $0.2 million, assuming consistent investment levels.

At September 26, 2009 and December 27, 2008, we had no debt outstanding.

Adjustable Rate Securities and Put Rights

At September 26, 2009, we held $70.8 million (par value) of investments comprised of ARS marketable securities, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. At September 26, 2009, most of the $70.8 million (par value) ARS we held were AAA rated, except for $11.5 million (par value) of our ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during the nine months ended September 26, 2009. Our ARS holdings are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three and nine months ended September 26, 2009, $4.7 million and $4.9 million of ARS (par value), respectively, were called by two issuers with A3 and Aa1 ratings.

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

In October 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with Put Rights to sell back UBS $61.1 million of the Company’s ARS portfolio at par value as of September 26, 2009, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). UBS has agreed to pay us the par value of our ARS within one day of settlement of any Call Right transaction. We elected to adopt the Financial Instruments Topic of the Codification on the Put Rights and elected to treat this portion of our ARS portfolio as trading securities. As such, in the fourth quarter of 2008, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million on the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS and Put Rights are revalued to fair market value on a quarterly basis until the sale of these securities has been completed. As of September 26, 2009, $61.1 million (par value) of UBS ARS were recorded at fair value of $48.7 million, with an unrealized loss of $12.4 million. These trading ARS were classified as short-term investments in the accompanying condensed consolidated balance sheets at September 26, 2009 as we intend to sell these securities back to UBS at par value in June 30, 2010. The related Put Rights had a fair value of $12.1 million and were also classified as short-term investments at September 26, 2009. We recorded $1.6 million and $3.1 million of unrealized holding gains related to ARS trading securities in the three and nine months ended September 26, 2009, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 26, 2009, we recorded decreases of $1.0 million and $2.5 million in the fair value of the Put Rights, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. The fair value of our investment in these securities could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. See Note 5, “Fair Value Measurements and Other-Than-Temporary Impairment,” to the Notes to Condensed Consolidated Financial Statements for further information.

As of September 26, 2009, we held $9.7 million (par value) of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of September 26, 2009 we determined that we do not intend to sell these securities and do not believe that it is more likely than not that we will be required to sell the securities before recovery of its par value. We recognized credit impairment losses of $0.2 million and $1.1 million in our condensed consolidated statements of operations for the three and nine months ended September 26, 2009, respectively. The non-credit related portion of this OTTI of $1.3 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at September 26, 2009.

See Note 5, “Fair Value Measurements and Other-Than-Temporary Impairment,” to the Notes to Condensed Consolidated Financial Statements for further information.

We believe that the fair value of our ARS, Put Rights and OTTI could change significantly in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in a immaterial amount of loss in our condensed consolidated statements of operations for the three months ended September 26, 2009. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on our condensed consolidated statements of operations. A 10% deterioration in the ARS student loan credit spread would result in $0.2 million of additional OTTI credit loss in our condensed consolidated statements of operations for the three months ended September 26, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 26, 2009, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

In addition to the matters described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations, or cash flows.

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

Although we achieved profitability for the first time on an annual basis for the year ended December 27, 2008 and generated net income of $78.7 million, this amount included $87.4 million of gross profit deferred from prior periods, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding the impact of this prior period amount, our results of operations for the year ended December 27, 2008 would have been a net loss of $8.7 million. In addition, for the nine months ended September 26, 2009, we recorded a net loss of $68.0 million. As of September 26, 2009, our accumulated deficit was $358.7 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our DTN System and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past six fiscal quarters, our revenue and operating income (loss), adjusted for 2008, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has ranged from $66.6 million to $90.8 million and from $(27.5) million to $4.3 million, respectively. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations of long-term future revenue. Given relatively fixed operating costs related to our personnel and facilities, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for our DTN System and our services;

•	fluctuations in our product mix, including the mix of higher and lower margin products and significant mix changes resulting from new customer deployments;

•	reductions in customers’ budgets for optical communications purchases and delays in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for the DTN System;

•	readiness of customer sites for installation of our DTN System;

•

the timing of product releases or upgrades by us or by our competitors. In particular, if we are required to develop additional features for our product for a customer, we may be required to defer our revenue for such a customer until we have developed and delivered such additional features;

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

•

the timing of recognizing revenue in any given quarter, including as a result of software revenue recognition requirements and any changes in U.S. generally accepted accounting principles or new interpretations of existing accounting rules; and

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Over the past six fiscal quarters, our gross margins, adjusted for 2008, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations, have ranged from 29% to 46%. Our gross margins are likely to continue to fluctuate and will be adversely affected by a number of factors, including:

•	the mix in any period of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower margin common equipment;

•	price discounts negotiated by our customers;

•	sales volume from each customer during the period;

•	the amount of equipment we sell or expect to sell for a loss in any given quarter;

•	increased price competition, including competition from low-cost producers in China;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our DTN System;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	introduction of new products, with initial sales at relatively small volumes and higher product costs;

•	increased warranty or repair costs; and

•	the period of time over which ratable recognition of revenue occurs.

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

As a result of this economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our results. Continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. At September 26, 2009, $0.6 million was reserved for accounts receivable bad debt associated with one customer as they were deemed uncollectible. In addition, currency fluctuations relating to the financial crisis could negatively affect our international customers’ ability or desire to purchase our products.

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

Further, many of our customers are large communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. Our customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the products we sell to them. If we are required to develop additional features for our product for a customer, we may be required to defer our revenue for such a customer until we have developed and delivered such additional features. We have and may continue to be required to agree to unfavorable commercial terms with these customers, including reducing the average selling price of our DTN System in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.

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

In July 2009, we announced a restructuring plan under which we will close our Maryland based semiconductor fabrication plant (“FAB”) and consolidate these activities into our primary FAB location in Sunnyvale, California. This consolidation of activities in one location is expected to facilitate collaboration across integration platforms in support of our next generation products. As a result, during the third quarter of 2009, we recorded restructuring and other related costs of $3.3 million related to severance and related expenses, equipment and facilities-related costs, and other exit costs. We expect to incur approximately $2.0 million of additional restructuring and other related costs through the fourth quarter of 2009 which will mostly be comprised of severance and related expenses, equipment and facilities-related costs, the fair value of the remaining rent payments for an operating lease, net of expected sublease income, and other exit costs. Additional charges may be incurred in the future related to this restructuring, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than expected. We expect to be substantially complete with our restructuring actions in the fourth quarter of 2009. If we are unable to successfully complete this restructuring, or if other integration issues or product performance problems result from this restructuring, it could harm our customer relationships, business reputation and could harm our business and operating results.

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

At September 26, 2009, we held $70.8 million (par value) of investments comprised of adjustable rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. At September 26, 2009, most of the ARS we held were AAA rated, except for $12.3 million (par value) of the ARS holdings were downgraded to A3 and Aa1 ratings during the nine months ended September 26, 2009. Our ARS holdings were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

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

In October 2008, we elected to participate in a rights offering by UBS Financial Services, Inc. (“UBS”), one of our brokers, which provides us with certain rights (the “Put Rights”) to sell back to UBS $61.1 million of our ARS portfolio at par value as of September 26, 2009, which we purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS (“Call Right”). As such, in the fourth quarter of 2008, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million related to the $65.7 million (par value) portion of our ARS portfolio as we may decide not to hold these securities until final maturity because of the opportunity provided by the Put Rights. The ARS covered by the UBS settlement and the related Put Rights are revalued on a quarterly basis, and we recorded $1.6 million and $3.1 million of unrealized holding gains to ARS trading securities, respectively, and decreases of $1.0 million and $2.5 million in the fair value of the Put Rights, for the three and nine months ended September 26, 2009, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. As of September 26, 2009, $4.9 million of the Company’s ARS have been called to date.

As of September 26, 2009, the remaining $9.7 million (par value) of ARS which are not subject to the UBS settlement were deemed to be other-than-temporarily impaired. As of September 26, 2009, we determined that we do not intend to sell these securities and do not believe that it is more likely than not that we will be required to sell the securities before recovery of its amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, a cumulative OTTI of $2.3 million, equal to the difference between the fair value and the amortized cost basis has occurred. We recognized credit impairment losses of $0.2 million and $1.1 million in our condensed consolidated statements of operations for the three and nine months ended September 26, 2009, respectively. The non-credit related portion of this OTTI of $1.3 million was recognized in Accumulated other comprehensive loss in our condensed consolidated balance sheet at September 26, 2009.

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

We market, sell and service our DTN System globally. In 2008, 2007 and 2006, we derived approximately 21%, 19% and 14%, respectively, of our revenue from customers outside of the United States. For the three and nine months ended September 26, 2009, we derived approximately 37% and 33%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of software development personnel located in Bangalore, India and a group of hardware and software development engineers located in Beijing, China. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling the DTN System will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our DTN System could impact our ability to maintain or increase international market demand for our DTN System.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses and for the nine months ended September 26, 2009, we had a net loss of $68.0 million. In the event that we require additional capital, we may be unable to liquidate our auction rate securities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

Date: November 2, 2009