Form 10-Q
period 2010-03-27
INFINERA CORP
filed 2010-05-05
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

As of April 27, 2010, 98,580,858 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED March 27, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 27, 2010	December 26, 2009(1)
ASSETS

Current assets:
Cash and cash equivalents	$104,817	$109,859
Short-term investments	160,239	143,350
Short-term restricted cash	1,533	1,533
Accounts receivable	59,382	70,410
Inventories, net	72,016	68,872
Deferred inventory costs	5,830	5,891
Prepaid expenses and other current assets	9,415	8,313

Total current assets	413,232	408,228

Property, plant and equipment, net	44,060	43,656
Deferred inventory costs, non-current	6,024	4,438
Long-term investments	8,261	18,255
Long-term restricted cash	2,383	2,480
Deferred tax asset	10,849	12,449
Other non-current assets	2,385	2,439

Total assets	$487,194	$491,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,545	$31,129
Accrued expenses	15,797	13,929
Accrued compensation and related benefits	12,629	19,248
Accrued warranty	5,853	6,091
Deferred revenue	20,277	18,295
Deferred tax liability	11,049	12,649

Total current liabilities	99,150	101,341

Accrued warranty, non-current	4,797	5,049
Deferred revenue, non-current	8,352	8,080
Other long-term liabilities	8,625	8,968

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 27, 2010 and December 26, 2009 Issued and outstanding shares – 97,794 as of March 27, 2010 and 96,874 as of December 26, 2009	98	97
Additional paid-in capital	764,846	747,580
Accumulated other comprehensive loss	(1,323)	(1,810)
Accumulated deficit	(397,351)	(377,360)

Total stockholders’ equity	366,270	368,507

Total liabilities and stockholders’ equity	$487,194	$491,945

(1)	Derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Revenue:
Product	$86,167	$59,148
Ratable product and related support and services	1,614	1,469
Services	7,979	5,963

Total revenue	95,760	66,580

Cost of revenue:
Cost of product	55,440	43,865
Cost of ratable product and related support and services	755	730
Cost of services	2,542	2,015
Restructuring credit related to cost of revenue	(93)	—

Total cost of revenue	58,644	46,610

Gross profit	37,116	19,970

Operating expenses:
Research and development	28,483	22,034
Sales and marketing	13,037	11,123
General and administrative	15,737	10,127
Restructuring and other costs	161	—

Total operating expenses	57,418	43,284

Loss from operations	(20,302)	(23,314)

Other income (expense), net:
Interest income	485	918
Other gain (loss), net	(316)	(1,814)

Total other income (expense), net	169	(896)

Loss before income taxes	(20,133)	(24,210)
Provision for (benefit from) income taxes	(142)	118

Net loss	$(19,991)	$(24,328)

Net loss per common share, basic and diluted	$(0.21)	$(0.26)

Weighted average shares used in computing basic and diluted net loss per common share:	97,276	94,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Cash Flows from Operating Activities:
Net loss	$(19,991)	$(24,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,983	3,878
Amortization of premium on investments	540	14
Stock-based compensation expense	12,910	6,736
Unrealized loss on Put Rights	2,104	1,967
Unrealized holding gain for trading securities	(2,104)	(972)
Non-cash tax benefit	(270)	—
Loss (gain) on disposal of assets	60	(15)
Other gain	(25)	—
Changes in assets and liabilities:
Accounts receivable	11,028	24,659
Inventories, net	(3,209)	(4,880)
Prepaid expenses and other current assets	(708)	(491)
Deferred inventory costs	(1,555)	668
Other non-current assets	1,627	59
Accounts payable	2,624	(5,276)
Accrued liabilities and other expenses	(6,502)	(2,899)
Deferred revenue	2,254	(1,813)
Accrued warranty	(489)	(238)

Net cash provided by (used in) operating activities	2,277	(2,931)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(75,656)	(32,013)
Proceeds from maturities and calls of investments	68,598	22,804
Proceeds from disposal of assets	85	49
Purchase of property and equipment	(4,692)	(5,960)
Change in restricted cash	99	384

Net cash used in investing activities	(11,566)	(14,736)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,397	4,335
Repurchase of common stock	(2)	(8)
Payments for purchase of assets under financing arrangement	(87)	—

Net cash provided by financing activities	4,308	4,327
Effect of exchange rate changes on cash	(61)	(59)
Net change in cash and cash equivalents	(5,042)	(13,399)
Cash and cash equivalents at beginning of period	109,859	166,770

Cash and cash equivalents at end of period	$104,817	$153,371

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$335	$942

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The Company’s actual results may differ materially from these estimates. The accounting estimates that require most significant, difficult, and subjective judgment include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement of investments, cash and cash equivalents, derivative instruments, other-than-temporary impairments related to investments and accounting for income taxes.

The interim financial information is unaudited, but reflects all normal adjustments that are, in management’s opinion, necessary to provide a fair statement of results for the interim periods presented. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASU 2009-13 updates the existing guidance on accounting for multiple-element revenue arrangements. Specifically, this guidance expands the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for when individual deliverables within a multiple-element arrangement may be treated as separate units of accounting. In addition, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables or units of accounting by no longer permitting the residual method of allocating arrangement consideration. This standard will be effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. Effective for the first quarter of 2010, the Company elected to early adopt ASU 2009-13 with prospective application. See Note 3, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASU 2009-14 significantly changes the accounting for revenue arrangements that include both tangible product and software elements. This new standard amends the scope of pre-existing software revenue guidance by excluding non-software components of software-reliant tangible products in addition to software products bundled with tangible products where the software components and non-software components function together to deliver the products’ essential functionality. This standard will be effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. Effective for the first quarter of 2010, the Company elected to early adopt ASU 2009-14 with prospective application. See Note 3, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial position, results of operations or cash flows.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended March 27, 2010 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, except for changes in the accounting for revenue recognition as a result of new accounting standards and updates to the Company’s derivative instruments policy to include cash flow hedges as described below.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after December 26, 2009.

In connection with its adoption of these standards, the Company re-evaluated the appropriate revenue recognition treatment of its products and determined that the majority of its products, which have both software and non-software components that function together to deliver the products’ essential functionality, are scoped out of the previous software specific revenue recognition guidance.

Substantially all of the Company’s product sales are sold in combination with software support services comprised of either software warranty or software subscription services. The Company also periodically sells training, installation and deployment services, spares management and on-site hardware replacement services with its product sales. Training services include the right to a specified number of training classes and installation and deployment services may include customer site assessments, equipment installation and testing. Training and installation and deployment services are generally delivered over a 90-120 day period. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and provides customers with rights to receive unspecified software product upgrades released during the support period. These support services are generally delivered over a one-year period. Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements and are generally delivered over a one-year period.

The Company recognizes product revenue when all of the following have occurred: (1) it has entered into a legally binding arrangement with the customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed and determinable; and (4) collectability is reasonably assured.

The Company allocates revenue to each element in its multiple-element arrangements based upon their relative selling prices. The Company determines the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element has been met.

VSOE of selling price is used in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. In certain instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This mainly occurs where insufficient standalone sales transactions have occurred or where pricing for that element has not been consistent.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company’s products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is typically difficult to obtain the reliable standalone competitive pricing necessary to establish TPE.

ESP represents the best estimate of the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through formal approval by the Company’s management, taking into consideration the overall go-to-market pricing strategy.

As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company’s future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and update of these inputs.

The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. Under the new revenue recognition guidance, more of the Company’s products and services qualify as separate units of accounting based on the selling price hierarchy for determination of relative selling price.

The Company’s adoption of the new accounting guidance in the first quarter of 2010 resulted in an increase in total revenues of $1.8 million, from $94.0 million to $95.8 million. This increase primarily related to an increase in net product revenues for the period caused by the recognition of revenue on a number of purchase orders which had been partially shipped at the end of the first quarter of 2010. In addition, the Company recognized product revenue from bundled arrangements which would have previously been deferred and recognized ratably over the longest undelivered service period as VSOE of selling price had not been established for the undelivered service. The impact of the new revenue recognition guidance in future periods will depend on the number of bundled arrangements entered into by the Company with undelivered elements for which VSOE of selling price had not been established under the existing software revenue recognition guidance.

The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenues from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenues related to these software offerings are not expected to be material.

Revenue arrangements entered into prior to the first quarter of 2010 continue to be accounted for under the Company’s previous revenue recognition policy.

Services revenue includes software subscription services, training, installation and deployment services, spares management, on-site hardware replacement services and extended hardware warranty services. Revenue from software subscription, spares management, on-site hardware replacement services and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

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

Derivative Instruments

The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, specifically forward contracts, to reduce the impact of foreign exchange fluctuations on earnings. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counter party consistently. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The Company does not have any leveraged derivatives. The Company does not use derivative contracts for trading or speculative purposes.

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. As of March 27, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes.

The Company also uses foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts are designated as cash flow hedges and match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as Accumulated other comprehensive loss until the forecasted transaction occurs. For foreign currency exchange forward contracts designated as cash flow hedges, the Company evaluates and calculates the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings.

4. Fair Value Measurements and Other-Than-Temporary Impairments

Fair Value Measurements

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation techniques used by the Company are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market participant assumptions based on best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

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

The Company measures its cash equivalents, derivative instruments, debt securities and Put Rights at fair value and classifies its securities in accordance with a fair value hierarchy.

The Company’s money market funds are classified within Level I of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

The Company classifies its certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and derivative instruments within Level II of the fair value hierarchy as follows:

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments

As discussed in Note 5, “Derivative Instruments,” to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. As a result, the Company classifies its derivative instruments as Level II of the fair value hierarchy.

The Company classifies its auction rate securities (“ARS”) and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

The Company’s ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of March 27, 2010, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of March 27, 2010, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 120 basis points (“bps”) for all the Company’s ARS, except for 150 bps for A3 rated securities and 350 bps for one AAA rated security.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 250 bps to 400 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. Most of the Company’s ARS were AAA rated, except for $10.5 million (par value) of ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 200 bps for A3 rated securities and ranged from 100 bps to 340 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 10.0 years to 18.2 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Put Rights

Put Rights, as defined below, associated with the Company’s ARS holdings with UBS Financial Services, Inc. (“UBS”) are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. The Company performed its own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of March 27, 2010 are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on the Company’s current intent to exercise its Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate as adjusted for a failed auction premium of 120 bps for all of the Company’s ARS, except for 150 bps for A3 rated securities and 350 bps for one individual AAA rated security.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by approximately 50 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	As of March 27, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets
Money market funds	$59,263	$—	$—	$59,263
Certificates of deposit	—	720	—	720
Commercial paper	—	14,088	—	14,088
Corporate bonds	—	60,747	—	60,747
U.S. agency notes	—	34,598	—	34,598
ARS – available-for-sale	—	—	8,021	8,021
ARS – trading securities	—	—	47,572	47,572
Put Rights	—	—	7,753	7,753
Derivatives	—	242	—	242

Total Assets	$59,263	$110,395	$63,346	$233,004

Liabilities
Derivatives	$—	$43	$—	$43

Total Liabilities	$—	$43	$—	$43

	As of December 26, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Money market funds	$69,691	$—	$—	$69,691
Certificates of deposit	—	720		720
Commercial paper	—	33,435	—	33,435
Corporate bonds	—	42,410	—	42,410
U.S. treasuries	—	31,915	—	31,915
ARS – available-for-sale	—	—	7,671	7,671
ARS – trading securities	—	—	49,911	49,911
Put Rights	—	—	10,864	10,864

Total Assets	$69,691	$108,480	$68,446	$246,617

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 27, 2010, there were no transfers of assets or liabilities between Level I and Level II and there were no transfers into or out of Level III financial assets. The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level III) inputs for the three months ended March 27, 2010 and March 28, 2009:

		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls		March 27, 2010
	(In thousands)
ARS – available-for-sale	$7,671	$—		$504	(1)	$(154	)(2)	$8,021
ARS – trading securities	49,911	2,104	(3)	—		(4,443	)(2)	47,572
Put Rights	10,864	(2,104	)(4)	—		(1,007	)(2)	7,753

Total	$68,446	$—		$504		$(5,604)		$63,346

		Total Net Gains (Losses) Included In
	December 27, 2008	Other Income (Expense), Net		Other Comprehensive Loss		March 28, 2009
	(In thousands)
ARS – available-for-sale	$7,361	$—		$(469	)(5)	$6,892
ARS – trading securities	48,888	972	(3)	—		49,860
Put Rights	15,866	(1,967	)(4)	—		13,899

Total	$72,115	$(995)		$(469)		$70,651

(1)	Amount represents the change in the non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(2)

Amount represents the fair market value of the securities called on the transaction date and the related Put Rights. Realized gains on these calls for the three months ended March 27, 2010 were immaterial.

(3)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(4)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(5)	Unrealized losses associated with Level III financial instruments were classified as Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

Investments at fair value as of March 27, 2010 and December 26, 2009 were as follows:

	March 27, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$59,263		$—	$—	$—	$59,263
Certificates of deposit	720		—	—	—	720
Commercial paper	14,086		—	2	—	14,088
Corporate bonds	60,810		—	15	(78)	60,747
U.S. agency notes	34,634		—	—	(36)	34,598
ARS	8,419	(1)	(398)	—	—	8,021	(3)

Total available-for-sale investments	$177,932		$(398)	$17	$(114)	$177,437
ARS – trading securities	55,325		—	—	(7,753)	47,572	(3)
Put Rights	—		—	7,753	—	7,753

Total investments	233,257		$(398)	$7,770	$(7,867)	$232,762

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 26, 2009
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$69,691		$—	$—	$—	$69,691
Certificates of deposit	720		—	—	—	720
Commercial paper	33,436		—	—	(1)	33,435
Corporate bonds	42,426		—	22	(38)	42,410
U.S. agency notes	31,905		—	10	—	31,915
ARS	8,594	(2)	(923)	—	—	7,671	(3)

Total available-for-sale investments	$186,772		$(923)	$32	$(39)	$185,842
ARS – trading securities	60,775		—	—	(10,864)	49,911	(3)
Put Rights	—		—	10,864	—	10,864

Total investments	$247,547		$(923)	$10,896	$(10,903)	$246,617

(1)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings as of March 27, 2010.
(2)	Amount represents the par value less $1.1 million of credit-related OTTI recognized through earnings as of December 26, 2009.
(3)	Amount reflects investments in a continuous loss position for twelve months or longer.

Substantially all of the Company’s investments in certificates of deposit, commercial paper, corporate bonds and U.S. agency notes have a contractual maturity term of less than one year, and ARS have contractual maturity terms of up to 38 years. The Company recorded credit-related other-than-temporary impairment (“OTTI”) for available-for-sale investments in Other income (expense), net beginning in the second quarter of 2009. Proceeds from maturities and calls of investments were $68.6 million in the three months ended March 27, 2010. Proceeds from maturities of available-for-sale investments were $22.8 million in the three months ended March 28, 2009. Gross realized gains (losses) on short-term and long-term investments were immaterial for both periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of March 27, 2010, the Company held $64.8 million (par value) of investments comprised of ARS marketable securities, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed. As of March 27, 2010, most of the ARS that the Company held were AAA rated, except for $10.5 million (par value) of ARS that were downgraded to an A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provides the Company with certain rights (the “Put Rights”) to sell back to UBS $55.3 million of the Company’s ARS portfolio at par value as of March 27, 2010, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (“Call Right”). UBS has agreed to pay the Company the par value of its ARS within one day of settlement of any Call Right transaction. The Company’s Put Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat this portion of the ARS portfolio as trading securities and elected to measure the Put Rights at fair value in order to match the changes in the fair value of the ARS. This allows any changes in the fair value of the Put Rights to be offset partially with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations. The ARS covered by the UBS settlement and the related Put Rights are revalued to fair market value on a quarterly basis until the sale of these securities has been completed. As of March 27, 2010, $55.3 million (par value) of UBS ARS were recorded at fair value of $47.6 million, with an unrealized loss of $7.7 million. These trading ARS were classified as short-term investments in the accompanying condensed consolidated balance sheets at March 27, 2010 as the Company intends to sell these securities back to UBS at par value on June 30, 2010. The related Put Rights had a fair value of $7.7 million and were also classified as short-term investments at March 27, 2010.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes that the fair value of its ARS and Put Rights could change in the future, based on market conditions and continued uncertainties in the financial markets. UBS’ credit risk may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in UBS credit risk would result in an immaterial amount of loss in the Company’s condensed consolidated statements of operations for the three months ended March 27, 2010. Deterioration in the ARS discount rate or a change in the estimated time to maturity would have no impact on the Company’s condensed consolidated statements of operations because a change in fair value of the ARS would be offset by a change in fair value of the Put Rights.

The Company recorded $2.1 million and $1.0 million of unrealized holding gains related to ARS trading securities in the three months ended March 27, 2010 and March 28, 2009, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended March 27, 2010 and March 28, 2009, the Company recorded a decrease of $2.1 million and $2.0 million, respectively, in the fair value of the Put Rights in Other gain (loss), net in the accompanying condensed consolidated statements of operations. During the three months ended March 27, 2010, $5.5 million of the Company’s ARS trading securities were called at par value. The fair values of these securities and their related Put Rights as of the transaction date were $4.4 million and $1.0 million, respectively, for the three months ended March 27, 2010.

As of March 27, 2010, the remaining $9.5 million (par value) of ARS which are not subject to the UBS settlement were deemed to be other-than-temporarily impaired. See the section below titled, “Other-Than-Temporary Impairments” for further discussion.

Other-Than-Temporary Impairments

As of March 27, 2010, the Company held $9.5 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other one is A3 rated. These ARS have contractual maturity terms of up to 37 years. As of March 27, 2010, the Company determined that it does not intend to sell these securities and does not believe that it is more likely than not that it will be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of March 27, 2010, a cumulative OTTI of $1.5 million, equal to the difference between the fair value and par value has occurred.

This OTTI write-down has been separated into an amount representing credit loss, which is recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which is recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss has occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer. The amortized cost basis for these securities was reduced to reflect this credit impairment loss resulting in a new cost basis for these securities of $8.4 million as of March 27, 2010.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows:

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Loss (Gain)	OTTI Loss in Accumulated Other Comprehensive Loss (Income)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 26, 2009	$8,594	$1,057	$(569)	$1,492	$923
Unrealized loss (gain)	—	—	(525)	—	(525)
Realized loss (gain)	(175)	(25)	—	—	—

Balance at March 27, 2010	$8,419	$1,032	$(1,094)	$1,492	$398

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in $0.3 million of additional OTTI credit loss recognized in earnings in the Company’s condensed consolidated statements of operations for the first quarter of 2010.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counterparty consistently. The forward contracts entered into during the three months ended March 27, 2010 were denominated in Euro and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity at rates agreed to at inception of the contracts. As of March 27, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. The before-tax effect of foreign currency forward contracts not designated as hedging instruments was a $0.6 million gain included in Other gain (loss), net in the condensed consolidated statement of operations.

Cash Flow Hedges

The Company uses foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts are designated as cash flow hedges and match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as Accumulated other comprehensive income until the forecasted transaction occurs. For foreign currency exchange forward contracts designated as cash flow hedges, the Company evaluates and calculates the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. During the three months ended March 27, 2010, there were no gains or losses on cash flow hedges recognized in earnings resulting from hedge ineffectiveness.

The before-tax effect of foreign currency forward contracts designated as cash flow hedges was as follows:

Three Months Ended March 27, 2010
(In thousands)
Gain recognized in Accumulated other comprehensive loss	$242
Gain recognized in total revenue	$26

Over the next twelve months, it is expected that $0.1 million of derivative net gain recorded in Accumulated other comprehensive loss as of March 27, 2010 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is 36 months.

The fair value of derivative instruments in the Company’s condensed consolidated balance sheets as of March 27, 2010 was as follows:

		Fair Values of Derivative Instruments
	Notional(1)	Prepaid Expense and Other assets	Other Accrued Liabilities
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	$7,393	$242	$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	$5,814	—	43

Total derivatives		$242	$43

(1)	Represents the face amounts of the forward contracts that were outstanding as of March 27, 2010.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

	March 27, 2010	December 26, 2009
	(In thousands)
Raw materials	$7,482	$6,870
Work in process	31,551	32,054
Finished goods	32,983	29,948

Total inventory	$72,016	$68,872

Included in finished goods inventory at March 27, 2010 and December 26, 2009 were $10.3 million and $8.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	March 27, 2010	December 26, 2009
	(In thousands)
Computer hardware	$6,161	$5,976
Computer software	6,040	5,984
Laboratory and manufacturing equipment	81,261	77,831
Furniture and fixtures	652	651
Leasehold improvements	16,750	16,384

	$110,864	$106,826
Less accumulated depreciation and amortization	(66,804)	(63,170)

Property, plant and equipment, net	$44,060	$43,656

Accrued Expenses

Accrued expenses are comprised of the following:

	March 27, 2010	December 26, 2009
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$2,425	$2,029
Taxes payable	1,865	3,907
Restructuring accrual	723	644
Royalties	2,279	1,673
Other accrued expenses	8,505	5,676

Total accrued expenses	$15,797	$13,929

7. Restructuring and Other Related Costs

In July 2009, the Company announced a restructuring plan under which it closed its Maryland-based semiconductor fabrication plant (the “Maryland FAB”) and consolidated these activities into its primary fabrication plant location in Sunnyvale, California (the “Sunnyvale FAB”). This consolidation of activities into one location is expected to facilitate collaboration across integration platforms in support of the Company’s next generation products. As a result, during 2009, the Company recorded $3.9 million of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. The Company substantially completed its restructuring actions in the fourth quarter of 2009.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The types of restructuring and other related costs (credits) recorded in the three months ended March 27, 2010 were:

	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Severance and related expenses (credits)	$(15)	$55	$40
Equipment and facilities-related (credits)	(78)	—	(78)
Lease termination	—	106	106

Total	$(93)	$161	$68

Cumulative restructuring and other related costs through March 27, 2010 totaled $3.9 million.

The following table sets forth the activity and balance of the restructuring liability account for severance and operating lease and contract termination costs for the three months ended March 27, 2010:

Severance and Related Expenses
(In thousands)
Balance at December 26, 2009	$644
Provision	211
Payments	(114)
Release of accruals	(18)

Balance at March 27, 2010	$723

8. Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	March 27, 2010	December 26, 2009
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(485)	$(565)
Accumulated unrealized gain on cash flow hedges	242	—
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(398)	(923)
Accumulated unrealized holding loss on all other available-for-sale investments	(97)	(7)
Accumulated tax effect on items in accumulated other comprehensive loss	(585)	(315)

Total accumulated other comprehensive loss	$(1,323)	$(1,810)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles net loss to comprehensive loss:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Net loss	$(19,991)	$(24,328)
Change in foreign currency translation gain (loss)	80	(109)
Accumulated unrealized gain on cash flow hedges	242	—
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	525	(546)
Change in unrealized gain (loss) on all other available-for-sale investments	(90)	—
Change in tax effect on items in accumulated other comprehensive loss	(270)	—

Total comprehensive loss	$(19,504)	$(24,983)

9. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share was computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units, assumed exercise of outstanding warrants, and assumed issuance of stock under the stock purchase plan using the treasury stock method.

The following table sets forth the computation of net loss per common share:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands, except per share amounts)
Numerator – Basic and Diluted
Net loss	$(19,991)	$(24,328)
Denominator
Basic weighted average common shares outstanding	97,276	94,275
Effect of dilutive securities:
Employee equity plans	—	—
Warrants to purchase common stock	—	—

Diluted weighted average common shares outstanding	$97,276	$94,275

Net loss per common share – basic and diluted	$(0.21)	$(0.26)

As of March 27, 2010 and March 28, 2009, the Company had securities outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows:

	March 27, 2010	March 28, 2009
	(In thousands)
Stock options outstanding	10,992	12,618
Restricted stock units	5,916	3,802
Performance stock units	1,732	1,188
Employee stock purchase plan shares	591	582
Warrants to purchase common stock	124	224

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Litigation and Contingencies

Legal Matters

On May 9, 2006, the Company and Level 3 Communications (“Level 3”) were sued by Cheetah Omni, LLC (“Cheetah”) in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605 (the “605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by the Company is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the 605 Patent and asserting that the claims of the 605 Patent are invalid and that the DTN System does not infringe the 605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 (the “347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the 347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

On January 26, 2010, Cheetah’s counsel filed a motion requesting the Court to lift the stay in order to litigate those claims relating to the 347 patent reexamination that the U.S. Patent and Trademark Office allowed. The court denied the motion on April 16, 2010 and the stay remains in effect. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. The Company intends to oppose Cheetah’s motion for reconsideration.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stockholders’ Equity

Stock Option Exchange Program

On June 11, 2009, the Company’s stockholders approved a one-time stock option exchange program (the “Option Exchange Program”). On January 25, 2010, the Company launched the Option Exchange Program pursuant to which eligible employees were able to exchange certain outstanding stock options under the Company’s 2007 Equity Incentive Plan with an exercise price greater than or equal to $8.16 per share and a grant date on or before January 25, 2009, for a lesser amount of new restricted stock units (“RSUs”) or for new stock options for senior executives. The Option Exchange Program was available for employees of the Company residing in the U.S., India and the U.K. who held eligible options. The Option Exchange Program expired on February 22, 2010, and there were options to purchase 4,926,790 shares tendered for exchange. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, the Company granted (i) new options to purchase an aggregate of 1,564,727 shares of the Company’s common stock with an exercise price of $7.61 per share and (ii) RSUs for 814,017 shares of the Company’s common stock. The Option Exchange Program did not result in any significant incremental stock-based compensation expense.

Equity Incentive Plans

As of March 27, 2010, there were a total of 11.0 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s stock award activity and related information for the three months ended March 27, 2010:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	14,568	$8.25	$35,462
Options granted	140	$7.46
Options granted in connection with the stock option exchange program	1,565	$7.61
Options exercised	(165)	$2.74	$881
Options canceled	(189)	$8.76
Options canceled in connection with the stock option exchange program	(4,927)	$13.53

Outstanding at March 27, 2010	10,992	$5.86	$30,245

Vested and expected to vest	10,854		$30,090

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	5,066	$9.44	$45,287
RSUs granted	265	$8.11
RSUs released	(103)	$10.86	$935
RSUs granted in connection with the stock option exchange program	814	$7.61
RSUs canceled	(98)	$9.39

Outstanding at March 27, 2010	5,944	$9.11	$49,565

Expected to vest	5,553		$46,314

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 27, 2010, the Company did not grant, release or cancel any performance stock units (“PSUs”). At March 27, 2010, 3.3 million shares of PSUs were outstanding with a weighted-average grant date fair value of $10.51 per share and an aggregate intrinsic value of $27.6 million. At March 27, 2010, 3.1 million shares of PSUs were expected to vest with an aggregate intrinsic value of $26.2 million.

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $8.34 at March 26, 2010 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

Employee Stock Options

During the three months ended March 27, 2010 and March 28, 2009, the Company granted options to employees and members of the board of directors to purchase an aggregate of 1.7 million and 1.5 million shares of common stock, respectively, at a weighted-average exercise price of $7.60 and $6.93 per share, respectively. The options granted during the three months ended March 27, 2010 included 1.6 million shares of common stock granted in connection with the Option Exchange Program, at a weighted-average exercise price of $7.61 per share. Options granted during these periods have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 6.5 years as of March 27, 2010. Amortization of stock-based compensation for the three months ended March 27, 2010 and March 28, 2009 was approximately $3.9 million and $4.0 million, respectively, net of estimated forfeitures.

As of March 27, 2010, the total stock-based compensation cost related to options granted to employees and directors but not yet amortized was $26.7 million, net of estimated forfeitures of $0.8 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years. Total fair value of stock options granted to employees that vested during the three months ended March 27, 2010 was approximately $2.8 million, based on the grant date fair value.

Excluding options granted in connection with the one-time stock option exchange program, the ranges of estimated values of employee and director stock options granted, as well as ranges of assumptions used in calculating these values during the three months ended March 27, 2010 and March 28, 2009, were based on estimates as follows:

Three Months Ended
Employee and Director Stock Options	March 27, 2010	March 28, 2009
Volatility	60.0% - 61.0%	68.6% - 72.5%
Risk-free interest rate	2.6% - 2.7%	2.1% - 2.4%
Expected life	4.9 - 5.4 years	5.5 - 6.1 years
Estimated fair value	$3.62 - $5.05	$4.06 - $5.87

Employee Stock Purchase Plan

Stock-based compensation costs related to the Company’s employee stock purchase plan (“ESPP”) were approximately $0.7 million and $0.8 million for the three months ended March 27, 2010 and March 28, 2009, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
Employee Stock Purchase Plan	March 27, 2010	March 28, 2009
Volatility	45.0%	95.0%
Risk-free interest rate	0.20%	0.54%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.13	$2.83

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

During the three months ended March 27, 2010, the Company granted RSUs to employees to receive an aggregate of 1.1 million shares of common stock, at no cost, of which 0.8 million shares were granted in connection with the Option Exchange Program. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 27, 2010 and March 28, 2009 was approximately $5.4 million and $1.9 million, respectively. As of March 27, 2010, total stock-based compensation cost related to RSUs granted to employees but not yet amortized was approximately $38.9 million, net of estimated forfeitures of $4.1 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.6 years.

Performance Stock Units

The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three months ended March 27, 2010 and March 28, 2009 was approximately $2.8 million and $0.7 million, respectively. As of March 27, 2010, total stock-based compensation cost related to PSUs granted to members of the Company’s board of directors and executive officers but not yet amortized was approximately $23.1 million, net of estimated forfeitures of $1.2 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.3 years.

The grant date fair value of PSUs was estimated using the Monte Carlo simulation model with the following assumptions:

Performance Stock Unit Grants	Three Months Ended March 28, 2009
Infinera volatility	70% - 75%
NASDAQ volatility	30% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.56 - 0.60
Estimated fair value	$9.65 - $10.76

Common Stock Warrants

As of March 27, 2010, there were warrants to purchase 0.1 million shares of common stock outstanding with exercise prices ranging from $5.40 to $8.96 per share and a weighted average price of $6.30 per share. These warrants expire between 2011 and 2013.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to awards granted to employees and members of the Company’s board of directors on the Company’s condensed consolidated balance sheets and statements of operations for the three months ended March 27, 2010 and March 28, 2009:

	March 27, 2010	March 28, 2009
	(In thousands)
Stock-based compensation effects in inventory	$2,720	$2,417
Stock-based compensation effects in deferred inventory cost	$265	$32

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Stock-based compensation effects in loss before income taxes
Cost of revenue	$569	$379
Research and development	3,423	1,732
Sales and marketing	1,847	1,414
General and administration	5,709	2,645

	11,548	6,170
Cost of revenue – amortization from balance sheet*	1,362	566

Total stock-based compensation expense	$12,910	$6,736

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

12. Income Taxes

During the three months ended March 27, 2010, an income tax benefit of $0.3 million was allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocation rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of items credited directly to OCI during the period, approximately $0.3 million of tax benefit was allocated to the income tax provision.

Exclusive of this intra-period allocation of $0.3 million as discussed above, the Company recorded tax expense of $0.1 million during the three months ended March 27, 2010 for a resulting effective tax rate of (0.6)% on pre-tax book losses of $20.1 million. The effective tax rate differs from the statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation expense, and foreign taxes provided on foreign subsidiary earnings.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 27, 2010 and December 26, 2009. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment Information

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Americas:
United States	$75,965	$49,324
Other Americas	294	—

	$76,259	$49,324
Europe, Middle East and Africa	17,742	15,663
Asia Pacific	1,759	1,593

Total revenue	$95,760	$66,580

Property, plant and equipment, net

	March 27, 2010	December 26, 2009
	(In thousands)
United States	$41,695	$41,405
Asia Pacific	2,365	2,251

Total property, plant and equipment, net	$44,060	$43,656

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability in the three months ended March 27, 2010 and March 28, 2009 are summarized below.

	March 27, 2010	March 28, 2009
	(In thousands)
Beginning balance	$11,140	$9,940
Charges to operations	3,164	2,644
Utilization	(2,228)	(1,362)
Change in estimate(1)	(1,426)	(1,520)

Balance at the end of the period	$10,650	$9,702

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

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, costs, restructuring charges and associated costs, or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results, including sales and equipment deployment; statements concerning new products or services; statements related to capital expenditures; statements related to future economic conditions or performance; statements related to market growth and demand; statements related to repayment of our adjustable rate securities and the impact of liquidity of our adjustable rate securities on our operations; statements related to the effect of any litigation on our operations; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 26, 2009 filed on March 1, 2010. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

Infinera’s digital optical network architecture is made possible by what we believe to be the world’s only commercially-deployed, large-scale PIC. Our PICs transmit and receive 100Gbps of optical capacity and incorporate the functionality of over 60 discrete optical devices into a pair of indium phosphide chips. Their function is to convert 100 Gbps of optical capacity into electronic signals. Once electronic, these signals can be virtualized and allocated to a number of services using digital technology. The PICs enable the DTN System to deliver a wide range of transport services, with optional advanced features, quickly and easily. By contrast, competitive DWDM platforms, which do not have access to PIC technology, generally require photonics equipment to add new services to the network. Photonic engineering can be considerably slower and more difficult than digital engineering; as a result, we believe competitive platforms have less flexibility, take longer to provision, and are harder to operate than the DTN System.

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

As of March 27, 2010, we have sold our network systems for deployment in the optical networks of 74 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3. We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 22% and 30% of our revenue in the three months ended March 27, 2010 and March 28, 2009, respectively. In July 2009, we were informed by Level 3 that they intended to use another DWDM vendor in their network. We believe that this vendor will be given a significant portion of Level 3’s new network deployments commencing in the second half of 2010, and that this will impact the revenue we receive from Level 3 in the future. One other customer represented over 10% of our revenue in the three months ended March 27, 2010. In the three months ended March 28, 2009, we had no other customer that represented over 10% of our revenue.

We are headquartered in Sunnyvale, California, with employees located throughout the United States, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% and 96% of our revenue from direct sales to customers for the three months ended March 27, 2010 and March 28, 2009, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

We will continue to make significant investments in the business, and currently management believes that operating expenses will be approximately $232 million to $237 million, including stock-based compensation expense, for fiscal year 2010.

In July 2009, we announced a restructuring plan under which we closed our Maryland FAB and consolidated these activities into our Sunnyvale FAB. This consolidation of activities into one location is expected to facilitate collaboration across integration platforms in support of our next generation products. As a result, during 2009, we recorded $3.9 million of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs primarily consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. We substantially completed our restructuring actions in the fourth quarter of 2009. Cumulative restructuring and other related costs through March 27, 2010 totaled $3.9 million.

Future payments of approximately $0.7 million primarily associated with severance and related expenses and operating lease termination and related costs are expected to be made through 2010. Additional charges may be incurred in the future related to this restructuring, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than expected. Beginning in the second quarter of fiscal 2010, we currently expect to experience an approximate 2% quarterly gross margin improvement as a result of the closure of the Maryland FAB and the consolidation of those activities with our other operations. See Note 7, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 27, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, with the exception of our accounting policies for revenue recognition and derivative instruments as described in Note 3, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For additional information on the recent accounting pronouncements impacting our business, see Note 2, “Recent Accounting Pronouncements” and Note 3, “Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information:

	Three Months Ended
	March 27, 2010	% of total revenue	March 28, 2009	% of total revenue
	(In thousands, except %)
Revenue:
Product	$86,167	90%	$59,148	89%
Ratable product and related support and services	1,614	2%	1,469	2%
Services	7,979	8%	5,963	9%

Total revenue	$95,760	100%	66,580	100%

Cost of revenue:
Product	$55,440	58%	43,865	66%
Ratable product and related support and services	755	1%	730	1%
Services	2,542	2%	2,015	3%
Restructuring credit related to cost of revenue	(93)	—%	—	—%

Total cost of revenue	$58,644	61%	46,610	70%

Gross profit	$37,116	39%	$19,970	30%

The following table summarizes our revenue by geography and sales channel for the periods presented:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands, except %)
Total revenue by geography
Domestic	$75,965	$49,324
International	19,795	17,256

	$95,760	$66,580

% Revenue by geography
Domestic	79%	74%
International	21%	26%

	100%	100%

Total revenue by sales channel
Direct	$93,292	$64,097
Indirect	2,468	2,483

	$95,760	$66,580

% Revenue by sales channel
Direct	97%	96%
Indirect	3%	4%

	100%	100%

Revenue

Total revenue increased to $95.8 million for the three months ended March 27, 2010 from $66.6 million for the corresponding period in 2009. We have experienced recovery in overall demand and, in particular, demand from existing customers in the first quarter of 2010 as compared to the same period in 2009. Revenue levels in the first half of 2009 were significantly impacted by the downturn in the economy as new and existing customers delayed purchasing decisions and optimized existing installed capital. As the economic environment has improved, we have experienced increased business activity with many of our customers, including strong demand from our internet content provider and cable customers in North America. While we expect this trend to continue into the second quarter of 2010, we lack the visibility necessary to accurately predict future revenues beyond this one-quarter time horizon.

International revenue decreased to 21% of total revenue in the three months ended March 27, 2010 from 26% of total revenue in the corresponding period in 2009 which is primarily attributable to increased levels of sales to domestic customers during the first quarter of 2010. While we expect international revenues to continue to grow on a long-term basis as we increase our sales activities in Europe, Asia and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $86.2 million for the three months ended March 27, 2010 from $59.1 million for the corresponding period in 2009 primarily due to increased sales of our DTN System to new and existing customers reflecting an overall improvement in the economic environment.

Total ratable revenue levels remained consistent at $1.6 million for the three months ended March 27, 2010 and $1.5 million for the corresponding period in 2009. These ratable revenues related primarily to a small portion of our shipments where products were sold in combination with software warranty and other services for which VSOE of fair value had not yet been established. Commencing in the first quarter of 2010 and following our adoption of the new revenue recognition guidance as discussed in Note 3, “Summary of Significant Accounting Policies” to the Notes to Condensed Consolidated Financial Statements, we do not expect to defer significant amounts of new ratable revenues. Therefore, we expect our future ratable revenues to decline over time as we recognize the existing deferred revenue amounts.

Total services revenue increased to $8.0 million for the three months ended March 27, 2010 from $6.0 million for the corresponding period in 2009 primarily reflecting increased revenues for our spares management service of $1.1 million and our extended hardware warranty service of $0.7 million. In addition, we recognized $0.6 million of incremental deployment services revenue offset by a reduction in software subscription services revenue of $0.5 million. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin increased from 30% in the three months ended March 28, 2009 to 39% in the corresponding period in 2010. The 30% gross margin levels recorded in the first quarter of 2009 were unusually low reflecting reduced overall revenue levels linked to the economic downturn and a number of non-recurring negative gross margin impacts as described below. We recorded significant inventory related lower of cost or market (“LCM”) adjustments of $9.9 million and accrued losses on purchase commitments of $0.6 million in the first quarter of 2009. These LCM adjustments primarily resulted from lower forecasted ASPs on common equipment due to planned large new deployments with a number of customers in the second quarter of 2009. Gross margin in the first quarter of 2009 was also negatively impacted by the usage of significant common equipment discounts by a large existing customer. We also experienced a supplier quality issue that resulted in additional inventory write-downs of $1.0 million and additional warranty reserves of $0.8 million in the three months ended March 28, 2009. In addition, in the first quarter of 2010, we experienced a recovery in overall revenue levels with increased deployments of lower margin common equipment partially offset by a recovery in sales of our higher margin Tributary Adaptor Modules.

Operating Expenses

	Three Months Ended
	March 27, 2010	% of total revenue	March 28, 2009	% of total revenue
	(In thousands, except %)
Operating expenses:
Research and development	$28,483	30%	$22,034	33%
Sales and marketing	13,037	14%	11,123	17%
General and administrative	15,737	16%	10,127	15%
Restructuring and other costs	161	—%	—	—%

Total operating expenses	$57,418	60%	$43,284	65%

The following table summarizes the stock-based compensation expense included in the Company’s operating expenses:

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Research and development	$3,423	$1,732
Sales and marketing	1,847	1,414
General and administration	5,709	2,645

Total	$10,979	$5,791

Research and Development Expenses

Research and development expenses increased by $6.4 million in the three months ended March 27, 2010 compared to the corresponding period in 2009 primarily due to increased headcount and personnel-related costs of $3.6 million comprised of $1.9 million of cash compensation and $1.7 million of stock-based compensation expense. In addition, in the three months ended March 27, 2010, we incurred $2.6 million of increased prototype and new product spending and $0.3 million of increased spending on equipment and software.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.9 million in the three months ended March 27, 2010 compared to the corresponding period in 2009 primarily due to an increase of $1.5 million in salary and commission expenses and increased stock-based compensation expense of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million in the three months ended March 27, 2010 compared to the corresponding period in 2009 primarily due to $3.1 million of stock-based compensation expense, $1.3 million of cash compensation and $1.2 million of outside professional fees.

Restructuring and Other Costs

In the three months ended March 27, 2010, we incurred $0.2 million of restructuring and other costs associated with the closure of our Maryland FAB as described above and in Note 7, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements. These expenses related to operating lease and contract termination costs and severance and related expenses.

Other Income (Expense), Net

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Interest income	$485	$918
Other gain (loss), net	(316)	(1,814)

Total income (expense), net	$169	$(896)

Interest income decreased by $0.4 million in the three months ended March 27, 2010 compared to the corresponding period in 2009 primarily due to lower interest rates on investments and lower investment balances.

Other gain (loss), net for the three months ended March 27, 2010 included a $2.1 million decrease in the fair value of the Put Rights offset by a $2.1 million unrealized holding gain related to ARS trading securities. Other gain (loss), net for the three months ended March 27, 2010 comprised of a loss of $0.4 million realized and unrealized foreign currency transactions and a gain of $0.1 million related to the sale of assets.

Other gain (loss), net for the three months ended March 28, 2009 included a loss of $2.0 million reflecting the decrease in the fair value of the Put Rights offset by a $1.0 million unrealized holding gain related to ARS trading securities. Additionally, we recorded a gain of $0.5 million on our foreign currency receivables, a gain of $0.3 million related to the sales of assets and $0.8 million of unrealized and realized losses due to foreign currency exchange re-measurement. We also recorded $0.8 million of unrealized and realized losses due to foreign currency exchange re-measurement.

Income Tax Provision (Benefit)

During the three months ended March 27, 2010, an income tax benefit of $0.3 million was allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to OCI. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocation rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Exclusive of this intra-period allocation of $0.3 million as discussed above, we recorded tax expense of $0.1 million during each of the three months ended March 27, 2010 and March 28, 2009, for resulting effective tax rates of (0.6)% and (0.5)%, respectively. The effective tax rates differ from the statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation, and foreign taxes provided on foreign subsidiary earnings, offset by a refundable research credit in the period ended March 28, 2009, a refundable research credit.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of March 27, 2010 and December 26, 2009. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended
	March 27, 2010	March 28, 2009
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$2,277	$(2,931)
Investing activities	(11,566)	(14,736)
Financing activities	4,308	4,327

As of March 27, 2010, we had $104.8 million in cash and cash equivalents, $168.5 million in short-term and long-term investments and $3.9 million in short-term and long-term restricted cash. In comparison, as of December 26, 2009, we had $109.9 million in cash and cash equivalents, $161.6 million in short-term and long-term investments and $4.0 million in short-term and long-term restricted cash. Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist generally of highly liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. agency notes. Additionally, short-term and long-term investments also include $64.8 million (par value) of ARS which are illiquid, of which $55.3 million (par value) are included in short-term investments due to their related Put Rights. The Put Rights allow us to sell the securities back to UBS at par value at any time during a two-year period beginning June 30, 2010. It is our intention to exercise these Put Rights and liquidate the ARS on June 30, 2010. No agreement has been reached to sell the remaining $9.5 million (par value) of available-for-sale ARS back to the broker and the contractual maturity terms on these securities are up to 37 years. It is therefore unclear when these securities will become liquid and whether we can recover their full par value. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash provided by operating activities was $2.3 million in the first quarter of 2010. Cash flow provided by operating activities consisted of a net loss of $20.0 million, adjusted for non-cash charges of $17.2 million, plus or minus working capital changes. Net cash provided by working capital changes was $5.1 million. Our working capital requirements can fluctuate significantly depending on the timing of deployments in the quarter and the acceptance, billing and payment terms on those deployments. Accounts receivable decreased by $11.0 million primarily reflecting improved invoicing and collections activities in the quarter. This was partially offset by a reduction in accrued liabilities and other expenses of $6.5 million primarily due to decreases in compensation accruals related to the payment of payroll and other incentive related compensation amounts during the quarter. Inventory increased by $3.2 million due to increased inventory requirements associated with our spares management service offerings and increased levels of inventory awaiting customer acceptance.

Net cash used in operating activities was $2.9 million in the first quarter of 2009. Cash flow used in operating activities consisted of a net loss of $24.3 million, adjusted for non-cash charges of $11.6 million, plus or minus working capital changes. Net cash provided by working capital changes was $9.8 million. Accounts receivable decreased by $24.7 million primarily reflecting improved invoicing and collections activities in the quarter. This was offset by a decrease in accounts payable of $5.3 million and a decrease in accrued liabilities and other expenses of $2.9 million primarily due to the timing of payroll payments and other compensation related expenses.

Investing Activities

Net cash used in investing activities in the first quarter of 2010 was $11.6 million compared to $14.7 million in the corresponding period of 2009. Investing activities for the first quarter of 2010 included a net usage of cash of $7.1 million from purchases, maturities, calls and sales of investments in the period and $4.7 million of capital expenditures. Investing activities for the first quarter of 2009 included a net usage of cash of $9.2 million from purchases, maturities and sales of investments in the period and $6.0 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the first quarter of 2010 and 2009 were $4.3 million for each period, primarily related to proceeds from the issuance of common stock under our ESPP and other equity plans.

Auction Rate Securities

As of March 27, 2010, we held $64.8 million (par value) of investments comprised of ARS marketable securities, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near term is limited. Additionally, we may not be able to fully recover the par value of our ARS or, it could take until final maturity of the ARS (up to 38 years) to realize our investment. As of March 27, 2010, most of the ARS we held were AAA rated, except for $10.5 million (par value) of our ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. Our ARS were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three months ended March 27, 2010, $5.7 million of ARS (par value) were called at par value.

The ARS of $55.3 million (par value) covered by the UBS settlement and the related Put Rights are revalued to fair value on a quarterly basis. We recorded $2.1 million of unrealized holding gains on our ARS trading securities in the three months ended March 27, 2010 in Other gain (loss), net in the accompanying condensed consolidated statements of operations. In addition, we recorded a decrease of $2.1 million in the fair value of the Put Rights in the three months ended March 27, 2010 in Other gain (loss), net in the accompanying condensed consolidated statements of operations.

As of March 27, 2010, we held $9.5 million (par value) of available-for-sale ARS held with two issuers, one of which is AAA rated and the other one is A3 rated. As of March 27, 2010 we determined that we do not intend to sell these securities and do not believe that it is more likely than not that we will be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, a cumulative OTTI of $1.5 million, equal to the difference between the fair value and the par value has occurred.

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

Liquidity

We have experienced a lack of liquidity related to $64.8 million (par value) of our ARS as described above. We expect to exercise the Put Rights associated with the $55.3 million (par value) of the ARS covered by the UBS settlement on June 30, 2010 and receive cash proceeds from the sale of these securities to UBS. The remaining $9.5 million (par value) of ARS which are not subject to the UBS settlement have contractual maturity terms of up to 37 years and it is not clear when we will be able to liquidate these investments.

For the remainder of 2010, capital expenditures are expected to be in the range of approximately $15 million to $18 million, primarily for product development and manufacturing expansion related to new products. We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of March 27, 2010:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$41,321	$41,321	$—	$—	$—
Operating leases	10,872	3,953	4,585	1,571	763

Total contractual obligations(2)	$52,193	$45,274	$4,585	$1,571	$763

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Tax liabilities of $0.8 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. There were no material changes to our contractual obligations during the three months ended March 27, 2010.

We had $3.9 million of standby letters of credit outstanding as of March 27, 2010. These consisted of $1.5 million related to a customer proposal guarantee, $1.4 million related to a value added tax license and duty and $1.0 million related to property leases. We had $4.0 million of standby letters of credit outstanding as of December 26, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and duty and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of March 27, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 26, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 27, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

On May 9, 2006, the Company and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent No. 6,795,605 (the “605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by us is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the 605 Patent and asserting that the claims of the 605 Patent are invalid and that the DTN System does not infringe the 605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent No. 7,142,347 (the “347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the 347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

On January 26, 2010, Cheetah’s counsel filed a motion requesting the Court to lift the stay in order to litigate those claims relating to the 347 patent reexamination that the U.S. Patent and Trademark Office allowed. The court denied the motion on April 16, 2010 and the stay remains in effect. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. We intend to oppose Cheetah’s motion for reconsideration.

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

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of significant operating losses and may not maintain profitability on an annual basis in the future.

For the fiscal year ended December 26, 2009, we recorded a net loss of $86.6 million. As of December 26, 2009, our accumulated deficit was $377.4 million. On March 27, 2010, our accumulated deficit was $397.4 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

Although we achieved profitability for the first time on an annual basis for the fiscal year ended December 27, 2008 and generated net income of $78.7 million, this amount included $87.4 million of gross profit deferred from prior periods, as described in the section titled, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. Excluding the impact of this prior period amount, our results of operations for the fiscal year ended December 27, 2008 would have been a net loss of $8.7 million.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past five fiscal quarters, our revenue and operating loss has ranged from $66.6 million to $95.8 million and from $19.2 million to $27.5 million, respectively. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. Given relatively fixed operating costs related to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for products and services;

•	fluctuations in our product mix, including the mix of higher and lower margin products and significant mix changes resulting from new customer deployments;

•	reductions in customers’ budgets for optical communications network equipment purchases and delays in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	readiness of customer sites for installation of our products;

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Over the past five fiscal quarters, our gross margins have ranged from 29% to 39%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain annual technology discounts that require us to decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions. If these efforts are not successful or if we are unable to reduce our costs to a greater extent than the reduction in the price of our products, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

Aggressive business tactics by our competitors may harm our business.

Increased competition in our markets has resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their products, including offering significant one-time discounts and guaranteed future price decreases;

•	selling at a discount used equipment or inventory that had previously written down or written off;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	offering to repurchase our equipment from existing customers;

•	influencing customer requirements to emphasize different product capabilities, such as greater minimum bandwidth requirements or higher transport speeds (40 Gbps and 100 Gbps);

•	providing financing, marketing and advertising assistance to customers; and

•	asserting intellectual property rights.

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

Our business depends on the overall demand for additional bandwidth capacity and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of the recent economic slowdown, and related market uncertainty, we may face new risks that we have not yet identified. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration.

As a result of the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued uncertainty in the global economic environment may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our business and operating results. Continued weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations relating to the financial crisis could negatively affect our international customers’ ability or desire to purchase our products.

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

Competition in the optical communications equipment market is intense, and we expect such competition to increase. A number of very large companies historically have dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Nokia-Siemens Networks, Tellabs and ZTE Corporation. In November 2009, Ciena Corporation announced that it had been selected as the successful bidder for substantially all of the optical networking and carrier Ethernet assets of Nortel Networks’ metro Ethernet networks business. Ciena completed this transaction in the first quarter of 2010. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

We are dependent on a small number of key customers for a significant portion of our revenue and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.

A relatively small number of customers account for a large percentage of our net revenue. In particular, for fiscal year 2009 and the first quarter of fiscal year 2010, Level 3 Communications, or Level 3, accounted for approximately 17% and 22% of our revenue, respectively. Our business will be harmed if we do not generate as much revenue as we expect from our key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our business also would be harmed if we fail to maintain our competitive advantage with our key customers.

We expect Level 3 to continue to be an important customer for us but to represent a less significant percentage of our revenue in 2010 than in prior years. On July 29, 2009, we were informed by Level 3 that they intend to use another DWDM vendor in their network. We believe that this vendor will be given a significant portion of Level 3’s new network deployments commencing in the second half of 2010, and that this will impact the revenue we receive from Level 3 in the future.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical communications industry, including our competitors, have extensive patent portfolios with respect to optical communications technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.

Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and operating results. Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and operating results.

We incorporate open source software into our products. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We are currently involved in litigation with Cheetah and Level 3 in the United States District Court for the Eastern District of Texas Texarkana Division whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. Information regarding the Company’s lawsuit with Cheetah is set forth above under Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe the lawsuit is without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. If the stay is lifted and in the event that Cheetah is successful in obtaining a judgment requiring us to pay damages, or obtains an injunction preventing the sale of the DTN System, our business and operating results could be harmed.

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

In July 2009, we announced a restructuring plan under which we closed our Maryland FAB and consolidated these activities into our primary Sunnyvale FAB. This consolidation of activities into one location is expected to facilitate collaboration across integration platforms in support of our next generation products. As a result, during 2009, we recorded restructuring and other related costs of $3.9 million related to severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. We substantially completed our restructuring actions in the fourth quarter of 2009. However, additional charges may be incurred in the future related to this restructuring, particularly if the actual costs associated with vacant facilities and other restructured activities are higher than expected.

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

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our systems. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. As the economic recovery appears to be taking hold, we have seen a tightening of supply with a number of our suppliers and we have experienced longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experiences by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which could harm our business and operating results.

Our leadership transitions may not go smoothly and could adversely impact our future operations.

On January 1, 2010, Jagdeep Singh stepped down as our President and Chief Executive Officer and became our Executive Chairman. On January 1, 2010, Thomas Fallon, our then Chief Operating Officer became our President and Chief Executive Officer. In January 2010, we announced that Duston Williams, our Chief Financial Officer, will be resigning from this position on June 26, 2010 and will be replaced by Ita Brennan, our current Vice President of Finance and Corporate Controller. A significant leadership change is inherently risky and we may be unable to manage these transitions smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.

If we fail to accurately forecast demand for our products, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenue and harm our business.

We are required to generate forecasts of future demands for our products several months prior to the scheduled delivery to our prospective customers, which requires us to make significant investments before we know if corresponding revenue will be recognized. If we overestimate demand for our products or particular elements of our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, we will face a risk of obsolescence and significant inventory write-downs and our fixed costs will be spread across fewer units raising our per unit costs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipments and our ability to recognize revenue. If actual market conditions are less favorable than our internal projections, additional inventory write-offs may be required. In addition, we may be unable to meet our supply commitments to customers which could result in a breach of our customer agreements and require us to pay damages. Lead times for materials and components, including application-specific integrated circuits, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time.

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

As of March 27, 2010, we held $64.8 million (par value) of investments comprised of auction rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. As of March 27, 2010, most of the ARS we held were AAA rated, except for $10.5 million (par value) of our ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. Our ARS holdings were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

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

In October 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provides us with certain Put Rights to sell back to UBS $55.3 million of our ARS portfolio at par value as of March 27, 2010, which we purchased through UBS, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS. As such, in the fourth quarter of 2008, we recorded a gain of $15.9 million related to the Put Rights provided by the settlement and a gross unrealized loss of $16.8 million related to the $65.7 million (par value) portion of our ARS portfolio as of December 27, 2008 which we did not intend to hold until final maturity because of the opportunity provided by the Put Rights. The ARS covered by the UBS settlement and the related Put Rights are revalued on a quarterly basis, and we recorded $2.1 million of unrealized holding gains related to ARS trading securities and a decrease of $2.1 million in the fair value of the Put Rights, for 2009, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. During the three months ended March 27, 2010, $5.7 million of our ARS were called at par value.

As of March 27, 2010, the remaining $9.5 million (par value) of ARS which are not subject to the UBS settlement were deemed to be other-than-temporarily impaired. These ARS have contractual maturity terms of up to 37 years. As of March 27, 2010, we determined that we do not intend to sell these securities and do not believe that it is more likely than not that we will be required to sell the securities before recovery of their amortized cost. However, given that the present value of the expected cash flows for these securities was below their amortized cost basis, a cumulative OTTI of $1.5 million, equal to the difference between the fair value and the par value has occurred.

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

A portion of our sales are from countries outside of the United States, and are in currencies other than U.S. dollars, particularly the Euro. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the Euro, could have a material impact on our revenue in future periods. We enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations related to certain forecasted sales transactions denominated in Euro and into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in Euro. These hedging programs reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates which could negatively affect our results of operations and financial condition.

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

Our manufacturing operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment, including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. If we experience a problem with these substances, it could cause an interruption or delay in our manufacturing operations or could cause us to incur liabilities for any costs related to health, safety or environmental remediation. We could also be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. If we experience a problem or fail to comply with such safety standards, our business, financial condition and operating results may be harmed.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2009, we had a net loss of $86.6 million and for the three months ended March 27, 2010, we had a net loss of $20.0 million. In the event that we require additional capital, we may be unable to liquidate our auction rate securities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Stock Option Agreement under the 2007 Equity Incentive Plan of the Registrant.

10.2	Form of Restricted Stock Agreement under the 2007 Equity Incentive Plan of the Registrant.

10.3	Form of Restricted Stock Agreement for International Based Employees under the 2007 Equity Incentive Plan of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 5, 2010