Form 10-Q
period 2010-06-26
INFINERA CORP
filed 2010-08-03
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

As of July 30, 2010, 99,659,779 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 26, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 26, 2010	December 26, 2009(1)
ASSETS

Current assets:
Cash and cash equivalents	$104,068	$109,859
Short-term investments	163,876	143,350
Short-term restricted cash	1,690	1,533
Accounts receivable	55,619	70,410
Inventories, net	84,183	68,872
Deferred inventory costs	6,778	5,891
Prepaid expenses and other current assets	10,305	8,313

Total current assets	426,519	408,228

Property, plant and equipment, net	45,061	43,656
Deferred inventory costs, non-current	5,502	4,438
Cost-method investment	4,500	—
Long-term investments	7,709	18,255
Long-term restricted cash	2,277	2,480
Deferred tax asset	9,249	12,449
Other non-current assets	2,454	2,439

Total assets	$503,271	$491,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,007	$31,129
Accrued expenses	14,609	13,929
Accrued compensation and related benefits	20,077	19,248
Accrued warranty	6,071	6,091
Deferred revenue	23,314	18,295
Deferred tax liability	9,249	12,649

Total current liabilities	109,327	101,341

Accrued warranty, non-current	5,251	5,049
Deferred revenue, non-current	8,327	8,080
Other long-term liabilities	8,366	8,968

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 26, 2010 and December 26, 2009 Issued and outstanding shares – 99,234 as of June 26, 2010 and 96,874 as of December 26, 2009	99	97
Additional paid-in capital	780,115	747,580
Accumulated other comprehensive loss	(1,302)	(1,810)
Accumulated deficit	(406,912)	(377,360)

Total stockholders’ equity	372,000	368,507

Total liabilities and stockholders’ equity	$503,271	$491,945

(1)	Derived from consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Revenue:
Product	$98,035	$61,074	$184,202	$120,222
Ratable product and related support and services	1,664	845	3,278	2,314
Services	11,699	7,013	19,678	12,976

Total revenue	111,398	68,932	207,158	135,512

Cost of revenue:
Cost of product	57,668	45,699	113,108	89,564
Cost of ratable product and related support and services	929	358	1,684	1,088
Cost of services	5,520	2,617	8,062	4,632
Restructuring credit related to cost of revenue	(29)	—	(122)	—

Total cost of revenue	64,088	48,674	122,732	95,284

Gross profit	47,310	20,258	84,426	40,228

Operating expenses:
Research and development	28,923	24,800	57,406	46,834
Sales and marketing	13,682	11,458	26,719	22,581
General and administrative	14,448	11,478	30,185	21,605
Restructuring and other costs (credit)	(2)	—	159	—

Total operating expenses	57,051	47,736	114,469	91,020

Loss from operations	(9,741)	(27,478)	(30,043)	(50,792)

Other income (expense), net:
Interest income	325	597	810	1,515
Total other-than-temporary impairment losses	—	(2,747)	—	(2,747)
Portion of loss recognized in other comprehensive loss	—	1,814	—	1,814

Net credit impairment losses recognized in earnings	—	(933)	—	(933)
Other gain (loss), net:	(208)	806	(524)	(1,008)

Total other income (expense), net	117	470	286	(426)
Loss before provision of income taxes	(9,624)	(27,008)	(29,757)	(51,218)
Provision for (benefit from) income taxes	(63)	103	(205)	221

Net loss	$(9,561)	$(27,111)	$(29,552)	$(51,439)

Net loss per common share, basic and diluted	$(0.10)	$(0.28)	$(0.30)	$(0.54)

Weighted average shares used in computing basic and diluted net loss per common share	98,777	95,161	98,026	94,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
Cash Flows from Operating Activities:
Net loss	$(29,552)	$(51,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,719	7,898
Non-cash restructuring and other costs	100	—
Net credit impairment losses recognized in earnings	—	933
Amortization of premium on investments	1,521	95
Stock-based compensation expense	25,517	15,648
Unrealized loss on Put Rights	1,696	1,549
Unrealized holding gain for trading securities	(1,696)	(1,522)
Non-cash tax benefit	(364)	—
Gain on disposal of assets	(31)	(46)
Other gain	(50)	—
Changes in assets and liabilities:
Accounts receivable	14,791	15,770
Inventories, net	(15,034)	(12,563)
Prepaid expenses and other current assets	515	(1,088)
Deferred inventory costs	(2,049)	(1,172)
Other non-current assets	3,101	241
Accounts payable	5,037	(81)
Accrued liabilities and other expenses	(3,161)	2,983
Deferred revenue	5,265	636
Accrued warranty	182	430

Net cash provided by (used in) operating activities	13,507	(21,728)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(120,235)	(83,937)
Purchase of cost-method investment	(4,500)	—
Proceeds from maturities and calls of investments	108,483	38,007
Proceeds from disposal of assets	176	103
Purchase of property and equipment	(9,697)	(8,759)
Change in restricted cash	47	(1,168)

Net cash used in investing activities	(25,726)	(55,754)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,718	4,762
Repurchase of common stock	(2)	(15)
Payments for purchase of assets under financing arrangement	(175)	—

Net cash provided by financing activities	6,541	4,747
Effect of exchange rate changes on cash	(113)	116
Net change in cash and cash equivalents	(5,791)	(72,619)
Cash and cash equivalents at beginning of period	109,859	166,770

Cash and cash equivalents at end of period	$104,068	$94,151

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$447	$1,113

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

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. Effective in the first quarter of 2010, the Company adopted the provisions of ASU 2010-06 which resulted in the enhancement of certain disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASU 2009-13 updates the existing guidance on accounting for multiple-element revenue arrangements. Specifically, this guidance expands the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for when individual deliverables within a multiple-element arrangement may be treated as separate units of accounting. In addition, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables or units of accounting by no longer permitting the residual method of allocating arrangement consideration. This standard will be effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. Effective for the first quarter of 2010, the Company elected to early adopt ASU 2009-13 with prospective application. See Note 3, “Summary of Significant Accounting Policies,” to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASU 2009-14 significantly changes the accounting for revenue arrangements that include both tangible product and software elements. This new standard amends the scope of pre-existing software revenue guidance by excluding non-software components of software-reliant tangible products in addition to software products bundled with tangible products where the software components and non-software components function together to deliver the products’ essential functionality. This standard will be effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. Effective for the first quarter of 2010, the Company elected to early adopt ASU 2009-14 with prospective application. See Note 3, “Summary of Significant Accounting Policies,” to the Notes to Condensed Consolidated Financial Statements for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial position, results of operations or cash flows.

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the six months ended June 26, 2010 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, except for changes in the accounting for revenue recognition as a result of new accounting standards and updates to the Company’s derivative instruments policy to include cash flow hedges as described below.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on a prospective basis for applicable transactions entered into or materially modified after December 26, 2009.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s adoption of the new accounting guidance for revenue recognition resulted in an increase in total revenues of $7.4 million, from $104.0 million to $111.4 million, and $8.3 million, from $198.9 million to $207.2 million in the three and six months ended June 26, 2010, respectively. In addition, the new accounting guidance for revenue recognition resulted in a decrease in net loss of $3.1 million, from $12.7 million to $9.6 million, and a decrease of net loss of $3.8 million, from $33.4 million to $29.6 million in the three and six months ended June 26, 2010, respectively.

These increases in revenues are primarily related to an increase in net product revenues for the periods caused by the recognition of revenue on a number of purchase orders which had been partially shipped at the end of the first and second quarters of 2010. In addition, the Company recognized product revenue from bundled arrangements which would have previously been deferred until all deliverables had been completed or recognized ratably over the longest undelivered service period as VSOE of selling price had not been established for the undelivered element. The impact of the new revenue recognition guidance in future periods will depend on the number of bundled arrangements entered into by the Company with undelivered elements for which VSOE of selling price had not been established under the existing software revenue recognition guidance.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. As of June 26, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments, cost-method investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.

As of June 26, 2010, the Company held $33.8 million (par value) of investments comprised of auction rate securities (“ARS”), which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term may be limited.

A portion of the Company’s ARS, $24.5 million (par value), is subject to certain rights with UBS Financial Service, Inc. (“UBS”), whereby the Company can sell back these ARS to UBS at par value on or after June 30, 2010 (the “Put Rights”). On June 30, 2010, the Company exercised its Put Rights and received net cash proceeds of $24.5 million, equal to the par value for the remainder of its UBS ARS. This completes the full recovery of par value for these securities. See Note 17, “Subsequent Event,” to the Notes to Condensed Consolidated Financial Statements for more information.

There was $9.3 million (par value) of remaining ARS that were purchased from a single broker, who to date, has not offered to repurchase these ARS from the Company. Of these ARS, $5.0 million and $4.3 million (par value) are AAA and A3 rated, respectively, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three and six months ended June 26, 2010, $0.2 million and $0.4 million of these ARS (par value), respectively, were called at par value. It is not clear when the Company will be able to liquidate these investments. See Note 4, “Fair Value Measurements and Other-Than-Temporary Impairments,” to the Notes to Condensed Consolidated Financial Statements for more information.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2010, the Company invested $4.5 million in a privately-held company. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 5, “Cost-method Investment,” to the Notes to Condensed Consolidated Financial Statements for more information.

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

Level 3 Communications (“Level 3”) accounted for approximately 11% and 16% of the Company’s revenue in the three and six months ended June 26, 2010, respectively, and 20% and 25% of the Company’s revenue in the three and six months ended June 27, 2009, respectively. In July 2009, the Company was informed by Level 3 that they intended to use another dense wavelength division multiplexing (“DWDM”) vendor in their network. The Company believes that this vendor may ultimately be given a significant portion of Level 3’s new network deployments. This change may impact the revenue the Company receives from Level 3 in the future, although the Company cannot predict the timing of such impact.

During the three months ended June 26, 2010, the Company had three other customers that represented approximately 11%, 13% and 13% of total revenue, while in the three months ended June 27, 2009, only one other customer represented approximately 12% of total revenue.

During the six months ended June 26, 2010, the Company had one other customer that represented approximately 14% of total revenue and the Company had no other customer that represented over 10% of total revenue in the six months ended June 27, 2009.

As of June 26, 2010, the Company had amounts due from one customer that represented approximately 21% of the Company’s accounts receivable balance. As of December 26, 2009, the Company had amounts due from two customers that each represented greater than 10% of the Company’s accounts receivable balance. The combined amount of the two customer balances as of December 26, 2009 represented approximately 34% of the Company’s accounts receivable balance.

The Company depends on a single or limited number of suppliers for components and raw materials. The Company generally purchases these single or limited source components and materials through standard purchase orders and does not have long-term contracts with many of these sole-source suppliers. While the Company seeks to maintain sufficient reserve stock of such products, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such components and materials, the receipt of defective parts, an increase in the price of such components and materials or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level III	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures its cash equivalents, derivative instruments, debt securities and Put Rights at fair value and classifies its securities in accordance with the fair value hierarchy.

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

Derivative Instruments

As discussed in Note 6, “Derivative Instruments,” to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. As a result, the Company classifies its derivative instruments as Level II of the fair value hierarchy.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company classifies its ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

The Company’s ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of June 26, 2010, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of June 26, 2010, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 250 bps to 420 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. Most of the Company’s ARS were AAA rated, except for $10.1 million (par value) of ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 195 bps for A3 rated securities and ranged from 100 bps to 326 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 10.0 years to 18.0 years.

Put Rights

The Put Rights associated with the Company’s ARS holdings with UBS are classified as Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their fair value including the impact of the Put Rights. The Company performed its own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of June 26, 2010 are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by approximately 113 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	As of June 26, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets
Money market funds	$46,740	$—	$—	$46,740
Certificates of deposit	—	720	—	720
Commercial paper	—	30,089	—	30,089
Corporate bonds	—	88,329	—	88,329
U.S. agency notes	—	34,237	—	34,237
ARS – available-for-sale	—	—	7,709	7,709
ARS – trading securities	—	—	20,284	20,284
Put Rights	—	—	4,216	4,216
Derivatives	—	670	—	670

Total Assets	$46,740	$154,045	$32,209	$232,994

Liabilities
Derivatives	$—	$91	$—	$91

Total Liabilities	$—	$91	$—	$91

	As of December 26, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Money market funds	$69,691	$—	$—	$69,691
Certificates of deposit	—	720	—	720
Commercial paper	—	33,435	—	33,435
Corporate bonds	—	42,410	—	42,410
U.S. agency notes	—	31,915	—	31,915
ARS – available-for-sale	—	—	7,671	7,671
ARS – trading securities	—	—	49,911	49,911
Put Rights	—	—	10,864	10,864

Total Assets	$69,691	$108,480	$68,446	$246,617

During the three and six months ended June 26, 2010, there were no transfers of assets or liabilities between Level I and Level II and there were no transfers into or out of Level III financial assets. The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level III) inputs for the three and six months ended June 26, 2010 and June 27, 2009:

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
		Total Net Gains (Losses) Included In
	March 27, 2010	Other Income (Expense), Net		Other Comprehensive Loss		Calls		June 26, 2010
	(In thousands)
ARS – available-for-sale	$8,021	$—		$(151	)(1)	$(161	)(2)	$7,709
ARS – trading securities	47,572	(408	)(3)	—		(26,880	)(2)	20,284
Put Rights	7,753	408	(4)	—		(3,945	)(2)	4,216

Total	$63,346	$—		$(151)		$(30,986)		$32,209

	Six Months Ended
		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls		June 26, 2010
	(In thousands)
ARS – available-for-sale	$7,671	$—		$353	(1)	$(315	)(2)	$7,709
ARS – trading securities	49,911	1,696	(3)	—		(31,323	)(2)	20,284
Put Rights	10,864	(1,696	)(4)	—		(4,952	)(2)	4,216

Total	$68,446	$—		$353		$(36,590)		$32,209

(1)	Amount represents the change in the non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(2)	Amount represents the fair market value of the securities called and the related Put Rights. Realized gains on these calls for the three and six months ended June 26, 2010 were immaterial.
(3)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(4)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.

	Three Months Ended
		Total Net Gains (Losses) Included In
	March 28, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls	June 27, 2009
	(In thousands)
ARS – available-for-sale	$6,892	$(933	)(1)	$1,294	(2)	$(50)	$7,203
ARS – trading securities	49,860	550	(4)	—		(99)	50,311
Put Rights	13,899	418	(5)	—		—	14,317

Total	$70,651	$35		$1,294		$(149)	$71,831

	Six Months Ended
		Total Net Gains (Losses) Included In
	December 27, 2008	Other Income (Expense), Net		Other Comprehensive Loss		Calls	June 27, 2009
	(In thousands)
ARS – available-for-sale	$7,361	$(933	)(1)	$825	(3)	$(50)	$7,203
ARS – trading securities	48,888	1,522	(4)	—		(99)	50,311
Put Rights	15,866	(1,549	)(5)	—		—	14,317

Total	$72,115	$(960)		$825		$(149)	$71,831

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Amount represents the credit loss related OTTI recorded as a component of Other income (expense), net in the accompanying condensed consolidated statements of operations.
(2)

For the three months ended June 27, 2009, the amount includes the reversal of $3.1 million of an unrealized loss balance as of March 28, 2009 and the recording of $1.8 million of non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(3)

For the six months ended June 27, 2009, the amount includes the reversal of $2.6 million of an unrealized loss balance as of December 27, 2008 and the recording of $1.8 million of non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(4)	Amount represents the increase in the fair value of the ARS trading securities recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(5)	Amount represents the increase (decrease) in fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.

Investments at fair value as of June 26, 2010 and December 26, 2009 were as follows:

	June 26, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$46,740		$—	$—	$—	$46,740
Certificates of deposit	720		—	—	—	720
Commercial paper	30,089		—	—	—	30,089
Corporate bonds	88,483		—	2	(156)	88,329
U.S. agency notes	34,237		—	3	(3)	34,237
ARS	8,243	(1)	(534)	—	—	7,709	(3)

Total available-for-sale investments	$208,512		$(534)	$5	$(159)	$207,824
ARS – trading securities	24,500		—	—	(4,216)	20,284	(3)
Put Rights	—		—	4,216	—	4,216

Total investments	$233,012		$(534)	$4,221	$(4,375)	$232,324

	December 26, 2009
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$69,691		$—	$—	$—	$69,691
Certificates of deposit	720		—	—	—	720
Commercial paper	33,436		—	—	(1)	33,435
Corporate bonds	42,426		—	22	(38)	42,410
U.S. agency notes	31,905		—	10	—	31,915
ARS	8,594	(2)	(923)	—	—	7,671	(3)

Total available-for-sale investments	$186,772		$(923)	$32	$(39)	$185,842
ARS – trading securities	60,775		—	—	(10,864)	49,911	(3)
Put Rights	—		—	10,864	—	10,864

Total investments	$247,547		$(923)	$10,896	$(10,903)	$246,617

(1)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings as of June 26, 2010.
(2)	Amount represents the par value less $1.1 million of credit-related OTTI recognized through earnings as of December 26, 2009.
(3)	Amount reflects investments in a continuous loss position for twelve months or longer.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Substantially all of the Company’s investments in certificates of deposit, commercial paper, corporate bonds and U.S. agency notes have a contractual maturity term of less than one year, and ARS have contractual maturity terms of up to 38 years. The Company recorded credit-related other-than-temporary impairment (“OTTI”) for available-for-sale investments in Other income (expense), net beginning in the second quarter of 2009. Proceeds from maturities and calls of investments were $108.5 million in the six months ended June 26, 2010. Proceeds from maturities of available-for-sale investments were $38.0 million in the six months ended June 27, 2009. Gross realized gains (losses) on short-term and long-term investments were immaterial for both periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of June 26, 2010, the Company held $33.8 million (par value) of investments comprised of ARS marketable securities, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed. As of June 26, 2010, most of the ARS that the Company held were AAA rated, except for $10.1 million (par value) of ARS that were downgraded to an A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

In October 2008, the Company elected to participate in a rights offering by UBS, one of the Company’s brokers, which provided the Company with Put Rights to sell back all of its ARS purchased through UBS at par value of $65.7 million, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of the Company’s ARS (“Call Right”). UBS has agreed to pay the Company the par value of its ARS within one day of settlement of any Call Right transaction. The Company’s Put Rights are required to be recognized as a free-standing asset, separate from the Company’s ARS. The Company elected to treat this portion of the ARS portfolio as trading securities and elected to measure the Put Rights at fair value in order to match the changes in the fair value of the ARS. This allows any changes in the fair value of the Put Rights to be offset partially with changes in the fair value of the related ARS in the Company’s condensed consolidated statements of operations. The ARS covered by the UBS settlement and the related Put Rights are revalued to fair market value on a quarterly basis until the sale of these securities has been completed.

The Company recorded $0.4 million of unrealized holding loss and $1.7 million of unrealized holding gain related to ARS trading securities in the three and six months ended June 26, 2010, respectively, in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three and six months ended June 26, 2010, the Company recorded an increase of $0.4 million and a decrease of $1.7 million, respectively, in the fair value of the Put Rights in Other gain (loss), net in the accompanying condensed consolidated statements of operations.

To date, $41.2 million of the Company’s ARS trading securities have been called at par value. During the six months ended June 26, 2010, $36.3 million of the Company’s ARS trading securities were called at par value. For the six months ended June 26, 2010, the fair value of these securities and their related Put Rights as of the transaction date were $31.3 million and $5.0 million, respectively.

As of June 26, 2010, $24.5 million (par value) of the remaining UBS ARS were recorded at fair value of $20.3 million. These trading ARS were classified as short-term investments in the accompanying condensed consolidated balance sheets at June 26, 2010 as the Company intended to sell these securities back to UBS at par value on June 30, 2010. The related Put Rights had a fair value of $4.2 million and were also classified as short-term investments at June 26, 2010.

On June 30, 2010, the Company exercised its remaining Put Rights and received net cash proceeds of $24.5 million. See Note 17, “Subsequent Event,” to the Notes to Condensed Consolidated Financial Statements for more information.

As of June 26, 2010, the remaining $9.3 million (par value) of ARS held by the Company were not subject to the UBS settlement. In 2009, the Company deemed these securities to be other-than-temporarily impaired. See the section below titled, “Other-Than-Temporary Impairments,” for further discussion.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-Than-Temporary Impairments

As of June 26, 2010, the Company held $9.3 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. These ARS have contractual maturity terms of up to 36 years. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis had occurred. This OTTI write-down has been separated into an amount representing credit loss, which is recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which is recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss has occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

The Company recognized a credit impairment loss of $0.9 million in the Company’s condensed consolidated statements of operations for the three and six months ended June 27, 2009. The non-credit related portion of this OTTI of $1.8 million was recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet at June 27, 2009.

As of December 26, 2009, a cumulative OTTI of $2.0 million, equal to the difference between the fair value and par value had occurred. This represented a credit impairment loss of $1.1 million in the Company’s condensed consolidated statements of operations and the non-credit related portion of $0.9 million in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet.

These ARS had a decrease in fair value of $0.2 million for the three months ended June 26, 2010 and a net increase in fair value of $0.4 million for the six months ended June 26, 2010. These changes were recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet. The Company did not recognize any additional OTTI credit loss on any of its securities during the three and six months ended June 26, 2010.

During the three and six months ended June 26, 2010, $0.2 million and $0.4 million of these ARS (par value), respectively, were called at par value. The amortized cost basis for these securities was reduced to reflect the calls during the period, resulting in a lower cost basis for these securities of $8.2 million as of June 26, 2010.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows:

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain (Loss)	OTTI Loss in Accumulated Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 26, 2009	$8,594	$(1,057)	$569	$(1,492)	$(923)
Unrealized gain	—	—	353	—	353
Call on investments	(351)	50	—	36	36

Balance at June 26, 2010	$8,243	$(1,007)	$922	$(1,456)	$(534)

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in $0.3 million of additional OTTI credit loss recognized in earnings in the Company’s condensed consolidated statements of operations for the second quarter of 2010.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company will regularly evaluate the carrying value of this cost-method investment for impairment. As of June 26, 2010, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during the three and six months ended June 26, 2010.

6. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counterparty consistently. The forward contracts entered into during the three months and six months ended June 26, 2010 were denominated in Euros and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity at rates agreed to at inception of the contracts. As of June 26, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three and six months ended June 26, 2010, the before-tax effect of foreign currency forward contracts not designated as hedging instruments were gains of $0.3 million and $0.9 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

Cash Flow Hedges

The Company uses foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts are designated as cash flow hedges and match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as Accumulated other comprehensive income until the forecasted transaction occurs. For foreign currency exchange forward contracts designated as cash flow hedges, the Company evaluates and calculates the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. During the three and six months ended June 26, 2010, there were no gains or losses on cash flow hedges recognized in earnings resulting from hedge ineffectiveness.

The before-tax effect of foreign currency forward contracts designated as cash flow hedges was as follows:

	Three Months Ended June 26, 2010	Six Months Ended June 26, 2010
	(In thousands)
Gain recognized in total revenue	$—	$26	(1)
Gain recognized in Accumulated other comprehensive loss	$428	$670
Gain reclassed from Accumulated other comprehensive loss to total revenue	$59	$59

(1)	Amount represents gain recognized in total revenue related to forward contracts initiated during the first quarter of 2010.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Over the next twelve months, it is expected that $0.3 million of derivative net gain recorded in Accumulated other comprehensive loss as of June 26, 2010 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is 36 months.

The fair value of derivative instruments in the Company’s condensed consolidated balance sheets as of June 26, 2010 was as follows:

		Fair Values of Derivative Instruments
	Notional(1)	Prepaid Expense and Other assets	Other Accrued Liabilities
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	$6,356	$670	$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	$7,591	—	91

Total derivatives		$670	$91

(1)	Represents the gross notional amount (at fair value) of the forward contracts that were outstanding as of June 26, 2010.

As of December 26, 2009, there was a $14.0 million notional amount of Euro denominated currency exchange forward contracts outstanding with an immaterial fair value amount due to the fact that the contract was entered and valued at the end of the period.

7. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

	June 26, 2010	December 26, 2009
	(In thousands)
Raw materials	$9,115	$6,870
Work in process	29,160	32,054
Finished goods	45,908	29,948

Total inventory	$84,183	$68,872

Included in finished goods inventory at June 26, 2010 and December 26, 2009 were $12.9 million and $8.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	June 26, 2010	December 26, 2009
	(In thousands)
Computer hardware	$6,532	$5,976
Computer software	6,270	5,984
Laboratory and manufacturing equipment	85,113	77,831
Furniture and fixtures	651	651
Leasehold improvements	16,912	16,384

	$115,478	$106,826

Less accumulated depreciation and amortization	(70,417)	(63,170)

Property, plant and equipment, net	$45,061	$43,656

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Expenses

Accrued expenses are comprised of the following:

	June 26, 2010	December 26, 2009
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$3,019	$2,029
Taxes payable	1,614	3,907
Restructuring accrual	140	644
Royalties	3,627	1,673
Other accrued expenses	6,209	5,676

Total accrued expenses	$14,609	$13,929

8. Restructuring and Other Related Costs

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

The types of restructuring and other related costs (credits) recorded were the following:

	Three Months Ended June 26, 2010			Six Months Ended June 26, 2010
	Cost of Revenue	Operating Expenses	Total	Cost of Revenue	Operating Expenses	Total
			(In thousands)
Severance and related expenses (credits)	$(129)	$—	$(129)	$(144)	$55	$(89)
Equipment and facilities-related expenses (credits)	100	—	100	22	—	22
Lease termination	—	(2)	(2)	—	104	104

Total	$(29)	$(2)	$(31)	$(122)	$159	$37

Cumulative restructuring and other related costs through June 26, 2010 totaled $3.9 million.

The following table sets forth the activity and balance of the restructuring liability account for severance and operating lease and contract termination costs for the six months ended June 26, 2010:

Severance and Related Expenses
(In thousands)
Balance at December 26, 2009	$644
Provision	211
Payments	(565)
Change in estimates	(150)

Balance at June 26, 2010	$140

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	June 26, 2010	December 26, 2009
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(604)	$(565)
Accumulated unrealized gain on cash flow hedges	670	—
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(534)	(923)
Accumulated unrealized holding loss on all other available-for-sale investments	(154)	(7)
Accumulated tax effect on items in accumulated other comprehensive loss	(680)	(315)

Total accumulated other comprehensive loss	$(1,302)	$(1,810)

The following table reconciles net loss to comprehensive loss:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
		(In thousands)
Net loss	$(9,561)	$(27,111)	$(29,552)	$(51,439)
Change in foreign currency translation gain (loss)	(120)	226	(39)	117
Accumulated unrealized gain on cash flow hedges	428	—	670	—
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(57)	—	(147)	—
Change in unrealized gain (loss) on all other available-for-sale investments	(136)	1,609	389	1,063
Change in tax effect on items in accumulated other comprehensive loss	(94)	—	(365)	—

Total comprehensive loss	$(9,540)	$(25,276)	$(29,044)	$(50,259)

10. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share was computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units, assumed exercise of outstanding warrants, and assumed issuance of stock under the employee stock purchase plan using the treasury stock method.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of net loss per common share:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands, except per share amounts)
Numerator – Basic and Diluted
Net loss	$(9,561)	$(27,111)	$(29,552)	$(51,439)
Denominator
Basic weighted average common shares outstanding	98,777	95,161	98,026	94,718
Effect of dilutive securities:
Employee equity plans	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Diluted weighted average common shares outstanding	$98,777	$95,161	$98,026	$94,718

Net loss per common share – basic and diluted	$(0.10)	$(0.28)	$(0.30)	$(0.54)

As of June 26, 2010 and June 27, 2009, the Company had securities outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive. Potentially dilutive outstanding securities were as follows:

	June 26, 2010	June 27, 2009
	(In thousands)
Stock options outstanding	10,394	12,411
Restricted stock units	7,137	4,089
Performance stock units	3,321	1,181
Employee stock purchase plan shares	645	585
Warrants to purchase common stock	124	224

11. Litigation and Contingencies

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In a communication the Company received from the U.S. Patent and Trademark Office dated December 4, 2009, the Company was advised that various claims in the 347 Patent reexamination have been allowed, while other claims have been rejected. In a communication the Company received from the U.S. Patent and Trademark Office dated June 22, 2010, the Company was advised that various claims in the 605 Patent reexamination have been allowed, while other claims have been rejected. The Company has appealed the allowance of certain claims in the 347 Patent reexamination to the Board of Patent Appeals and Interferences at the U.S. Patent and Trademark Office and will have an opportunity to appeal the allowance of certain claims in the 605 Patent reexamination. The Company does not know when the U.S. Patent and Trademark Office reexamination process will be completed.

On January 26, 2010, Cheetah’s counsel filed a motion requesting the Court to lift the stay in order to litigate those claims relating to the 347 Patent reexamination that the U.S. Patent and Trademark Office allowed. The court denied the motion on April 16, 2010 and the stay remains in effect. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. On May 17, 2010, the Company filed its opposition to Cheetah’s motion for reconsideration and is awaiting the Court’s decision regarding Cheetah’s motion for reconsideration.

The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

On May 14, 2010, Aloft Media, LLC (“Aloft”) filed a complaint in the U.S. District Court for the Eastern District of Texas Tyler Division alleging that the Company infringes U.S. Patent Nos. 7,593,910 and 7,596,538. On August 2, 2010, the Company filed its answer to Aloft’s complaint denying all infringement claims. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

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

12. Stockholders’ Equity

Stock Option Exchange Program

On June 11, 2009, the Company’s stockholders approved a one-time stock option exchange program (the “Option Exchange Program”). On January 25, 2010, the Company launched the Option Exchange Program pursuant to which eligible employees were able to exchange certain outstanding stock options under the Company’s 2007 Equity Incentive Plan with an exercise price greater than or equal to $8.16 per share and a grant date on or before January 25, 2009, for a lesser amount of new restricted stock units (“RSUs”) or for new stock options for senior executives. The Option Exchange Program was available for employees of the Company residing in the U.S., India and the U.K. who held eligible options. The Option Exchange Program expired on February 22, 2010, and there were options to purchase 4,926,790 shares tendered for exchange. All surrendered options were canceled effective as of the expiration of the Option Exchange Program, and immediately thereafter, the Company granted (i) new options to purchase an aggregate of 1,564,727 shares of the Company’s common stock with an exercise price of $7.61 per share and (ii) RSUs for 814,017 shares of the Company’s common stock. The Option Exchange Program did not result in any significant incremental stock-based compensation expense.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity Incentive Plans

As of June 26, 2010, there were a total of 9.0 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s stock award activity and related information for the six months ended June 26, 2010:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	14,568	$8.25	$35,462
Options granted	606	$8.11
Options granted in connection with the stock option exchange program	1,565	$7.61
Options exercised	(820)	$3.38	$4,784
Options canceled	(598)	$8.24
Options canceled in connection with the stock option exchange program	(4,927)	$13.53

Outstanding at June 26, 2010	10,394	$6.03	$17,483

Vested and expected to vest	10,278		$17,461

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	5,066	$9.44	$45,287
RSUs granted	2,374	$8.95
RSUs released	(888)	$8.31	$7,750
RSUs granted in connection with the stock option exchange program	814	$7.61
RSUs canceled	(229)	$8.66

Outstanding at June 26, 2010	7,137	$8.37	$49,240

Expected to vest	6,618		$45,665

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	3,304	$10.51	$29,451
PSUs granted	—
PSUs released	—
PSUs canceled	(165)	$10.19

Outstanding at June 26, 2010	3,139	$10.53	$21,662

Expected to vest	2,998		$20,689

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $6.90 at June 25, 2010 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Options

During the three months ended June 26, 2010, the Company granted options to employees and members of the board of directors to purchase an aggregate of 0.5 million shares of common stock at a weighted-average exercise price of $8.31 per share. During the six months ended June 26, 2010, the Company granted options to employees and members of the board of directors to purchase an aggregate of 2.2 million shares at a weighted-average price of $7.75 per share. The options granted during the six months ended June 26, 2010 included 1.6 million shares of common stock granted in connection with the Option Exchange Program, at a weighted-average exercise price of $7.61 per share. Options granted during these periods have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 6.1 years as of June 26, 2010. Amortization of stock-based compensation for the three and six months ended June 26, 2010 was approximately $3.9 million and $7.9 million, respectively, net of estimated forfeitures.

As of June 26, 2010, the total stock-based compensation cost related to options granted to employees and directors but not yet amortized was $22.7 million, net of estimated forfeitures of $0.6 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years. Total fair value of stock options granted to employees and members of the board of directors that vested during the three and six months ended June 26, 2010 was approximately $3.3 million and $6.1 million, respectively, based on the grant date fair value.

Excluding options granted in connection with the one-time stock Option Exchange Program, the ranges of estimated values of employee and director stock options granted, as well as ranges of assumptions used in calculating these values during the three and six months ended June 26, 2010 and June 27, 2009, were based on estimates as follows:

	Three Months Ended		Six Months Ended
Employee and Director Stock Options	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Volatility	56% - 58%	63%	56% -61%	63% -72.5%
Risk-free interest rate	2.08% - 2.90%	2.52%	2.08% - 2.90%	2.13% - 2.52%
Expected life	4.8 - 5.4 years	6.1 years	4.8 - 5.4 years	5.5 - 6.1 years
Estimated fair value	$3.64 - $4.83	$5.00 - $5.27	$3.60 - $5.05	$4.06 - $5.87

Employee Stock Purchase Plan

Stock-based compensation costs related to the Company’s employee stock purchase plan (“ESPP”) were approximately $0.6 million and $1.3 million for the three and six months ended June 26, 2010, respectively, and approximately $0.8 million and $1.5 million for the three and six months ended June 27, 2009, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Volatility	45.0%	95.0%	45.0%	95.0%
Risk-free interest rate	0.20%	0.54%	0.20%	0.54%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.13	$2.83	$2.13	$2.83

Restricted Stock Units

During the three and six months ended June 26, 2010, the Company granted RSUs to employees to receive an aggregate of 2.1 million and 3.2 million shares of common stock, respectively, at no cost. Included in the RSUs granted in the six months ended June 26, 2010 are 0.8 million shares granted in connection with the Option Exchange Program. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 26, 2010 was approximately $6.2 million and $11.6 million, respectively. As of June 26, 2010, total stock-based compensation cost related to RSUs granted to employees and members of the board of directors but not yet amortized was approximately $52.7 million, net of estimated forfeitures of $5.7 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.6 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three and six months ended June 26, 2010 was approximately $2.1 million and $4.8 million, respectively. As of June 26, 2010, total stock-based compensation cost related to PSUs granted to members of the Company’s board of directors and executive officers but not yet amortized was approximately $19.6 million, net of estimated forfeitures of $0.9 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.1 years.

The grant date fair value of PSUs was estimated using the Monte Carlo simulation model with the following assumptions:

Performance Stock Unit Grants	Six Months Ended June 27, 2009
Infinera volatility	70% - 75%
NASDAQ volatility	30% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.56 - 0.60
Estimated fair value	$9.65 - $10.76

Common Stock Warrants

As of June 26, 2010, there were warrants to purchase 0.1 million shares of common stock outstanding with exercise prices ranging from $5.40 to $8.96 per share and a weighted-average exercise price of $6.30 per share. These warrants expire between 2011 and 2013.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to awards granted to employees and members of the Company’s board of directors on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented:

	June 26, 2010	December 26, 2009
	(In thousands)
Stock-based compensation effects in inventory	$3,012	$2,879
Stock-based compensation effects in deferred inventory cost	$246	$201

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Stock-based compensation effects in loss before income taxes
Cost of revenue	$564	$477	$1,133	$856
Research and development	3,350	2,419	6,773	4,151
Sales and marketing	2,192	1,599	4,039	3,013
General and administration	5,198	3,513	10,907	6,158

	11,304	8,008	22,852	14,178
Cost of revenue – amortization from balance sheet*	1,303	904	2,665	1,470

Total stock-based compensation expense	$12,607	$8,912	$25,517	$15,648

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Income Taxes

During the three and six months ended June 26, 2010, an income tax benefit of $0.1 million and $0.4 million, respectively, were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocation rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Exclusive of these intra-period allocations discussed above, the Company recorded an immaterial amount and $0.2 million of tax expense during the three and six months ended June 26, 2010, for resulting effective tax rates of (0.3)% and (0.5)%, on pre-tax book losses of $9.6 million and $29.8 million, in the respective periods. The effective tax rate differs from the statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation expense, and foreign taxes provided on foreign subsidiary earnings.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 26, 2010 and December 26, 2009. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Americas:
United States	$89,742	$44,296	$165,707	$93,620
Other Americas	576	—	870	—

	$90,318	$44,296	$166,577	$93,620
Europe, Middle East and Africa	16,109	19,666	33,851	35,329
Asia Pacific	4,971	4,970	6,730	6,563

Total revenue	$111,398	$68,932	$207,158	$135,512

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant and equipment, net

	June 26, 2010	December 26, 2009
	(In thousands)
United States	$42,812	$41,405
Asia Pacific	2,249	2,251

Total property, plant and equipment, net	$45,061	$43,656

15. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under hardware warranty. In general, hardware warranty periods range from 1 to 5 years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

Activity related to product warranty was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(In thousands)
Beginning balance	$10,650	$9,702	$11,140	$9,940
Charges to operations	3,622	3,872	6,663	6,592
Utilization	(2,400)	(1,617)	(4,666)	(2,979)
Change in estimate(1)	(550)	(1,587)	(1,815)	(3,183)

Balance at the end of the period	$11,322	$10,370	$11,322	$10,370

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

16. Related Party Transactions

The Company’s former Chief Financial Officer, Mr. Duston M. Williams and the Company have signed a consulting agreement, dated January 26, 2010, pursuant to which Mr. Williams will remain a consultant to the Company from June 26, 2010 until April 1, 2011. In exchange for providing these consulting services to the Company, Mr. Williams will receive the following compensation: (a) he shall continue to vest in the grant of 170,000 RSUs that were granted to him on August 10, 2009, which shall vest and be settled in full no later than March 15, 2011; (b) he shall be paid under the Company’s 2010 Bonus Plan at 100% of the pro-rated amount for the actual performance for the Company for the six months from January 1, 2010 through June 26, 2010, and (c) provided he remains a qualified beneficiary, if he timely elects continuation of COBRA coverage, the Company will reimburse the COBRA premiums for continued health (i.e., medical, dental, and vision) coverage for him and his eligible dependants for a period commencing on July 1, 2010 (the “COBRA Commencement Date”), and ending on the earlier to occur of (x) six (6) months following the COBRA Commencement Date and (y) the date upon which Mr. Williams becomes eligible to be covered under another health insurance plan by a subsequent employer. Except for the grant of restricted stock units described above, Mr. Williams shall not vest in any other equity awards after June 26, 2010.

On May 19, 2010, the Company entered into a consulting agreement with Mr. Reed Hundt, a former member of the Company’s board of directors, pursuant to which Mr. Hundt will remain a consultant to the Company from May 19, 2010 until November 30, 2011. In exchange for Mr. Hundt’s consulting services to the Company, Mr. Hundt was granted 35,000 shares of RSUs which shall vest through November 2011, subject to Mr. Hundt’s continued services with the Company.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subsequent Event

In October 2008, the Company elected to participate in a rights offering by UBS, which provided the Company with Put Rights to sell back all of its ARS purchased from UBS at par value of $65.7 million, at anytime during a two-year period beginning June 30, 2010. As of June 26, 2010, $24.5 million (par value) of UBS ARS were recorded at fair value of $20.3 million. On June 30, 2010, the Company exercised the Put Rights and received net cash proceeds of $24.5 million, representing a full recovery of par value. After this transaction, the Company’s ARS portfolio consisted of the remaining $9.3 million (par value as of June 26, 2010) of available-for-sale ARS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, costs, restructuring charges and associated costs, or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results, including sales and equipment deployment; statements concerning new products or services; statements related to capital expenditures; statements related to future economic conditions or performance; statements related to market growth and demand; statements related to repayment of our adjustable rate securities and the impact of liquidity of our adjustable rate securities on our operations; statements related to payments made pursuant to our restructuring plan; statements related to the effect of any litigation on our operations; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 26, 2009 filed on March 1, 2010. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

As of June 26, 2010, we have sold our network systems for deployment in optical networks of 75 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3. We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 11% and 16% of our revenue in the three and six months ended June 26, 2010, respectively, and 20% and 25% of our revenue in the three and six months ended June 27, 2009, respectively. In July 2009, we were informed by Level 3 that they intended to use another DWDM vendor in their network. We believe that this vendor may ultimately be given a significant portion of Level 3’s new network deployments. This change may impact the revenue we receive from Level 3 in the future, although we cannot predict the timing of such impact.

During the three months ended June 26, 2010, we had three other customers each represented approximately 11%, 13% and 13% of total revenue, while only one other customer represented approximately 12% of total revenue.

During the six months ended June 26, 2010, we had one other customer that represented approximately 14% of total revenue and we had no other customer that represented over 10% of total revenue in the six months ended June 27, 2009.

We are headquartered in Sunnyvale, California, with employees located throughout North America, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 98% of our revenue from direct sales to customers for each of the three and six months ended June 26, 2010, respectively, and 85% and 90% of our revenue for the three and six months ended June 27, 2009, respectively. We expect to continue generating a substantial portion of our revenue from direct sales in the future.

We will continue to make significant investments in our business, and currently management believes that operating expenses, including stock-based compensation expense, will be approximately $240 million to $245 million for fiscal year 2010.

In July 2009, we announced a restructuring plan under which we closed our Maryland FAB and consolidated these activities into our Sunnyvale FAB. This consolidation of activities into one location was expected to facilitate collaboration across integration platforms in support of our next generation products. As a result, during 2009, we recorded $3.9 million of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs primarily consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. We substantially completed our restructuring actions in the fourth quarter of 2009. Cumulative restructuring and other related costs through June 26, 2010 totaled $3.9 million. Minimal future payments primarily associated with severance and related expenses are expected to be made through the end of 2010. See Note 8, “Restructuring and Other Related Costs,” to the Notes to Condensed Consolidated Financial Statements for more information.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 26, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, with the exception of our accounting policies for revenue recognition and derivative instruments as described in Note 3, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For additional information on the recent accounting pronouncements impacting our business, see Note 2, “Recent Accounting Pronouncements,” and Note 3, “Summary of Significant Accounting Policies,” to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information:

	Three Months Ended
	June 26, 2010	% of total revenue	June 27, 2009	% of total revenue
	(In thousands, except %)
Revenue:
Product	$98,035	88%	$61,074	89%
Ratable product and related support and services	1,664	1%	845	1%
Services	11,699	11%	7,013	10%

Total revenue	$111,398	100%	68,932	100%

Cost of revenue:
Product	$57,668	52%	45,699	66%
Ratable product and related support and services	929	1%	358	1%
Services	5,520	5%	2,617	4%
Restructuring credit related to cost of revenue	(29)	—%	—	—%

Total cost of revenue	$64,088	58%	48,674	71%

Gross profit	$47,310	42%	$20,258	29%

	Six Months Ended
	June 26, 2010	% of total revenue	June 27, 2009	% of total revenue
	(In thousands, except %)
Revenue:
Product	$184,202	89%	$120,222	89%
Ratable product and related support and services	3,278	2%	2,314	2%
Services	19,678	9%	12,976	9%

Total revenue	$207,158	100%	135,512	100%

Cost of revenue:
Product	$113,108	54%	89,564	66%
Ratable product and related support and services	1,684	1%	1,088	1%
Services	8,062	4%	4,632	3%
Restructuring credit related to cost of revenue	(122)	—%	—	—%

Total cost of revenue	$122,732	59%	95,284	70%

Gross profit	$84,426	41%	$40,228	30%

The following table summarizes our revenue by geography and sales channel for the periods presented:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
		(In thousands, except %)
Total revenue by geography
Domestic	$89,742	$44,296	$165,707	$93,620
International	21,656	24,636	41,451	41,892

	$111,398	$68,932	$207,158	$135,512

% Revenue by geography
Domestic	81%	64%	80%	69%
International	19%	36%	20%	31%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$109,199	$58,297	$202,491	$122,394
Indirect	2,199	10,635	4,667	13,118

	$111,398	$68,932	$207,158	$135,512

% Revenue by sales channel
Direct	98%	85%	98%	90%
Indirect	2%	15%	2%	10%

	100%	100%	100%	100%

Revenue

Total revenue increased to $111.4 million for the three months ended June 26, 2010 from $68.9 million for the corresponding period in 2009. We have experienced a recovery in overall demand and, in particular, demand from existing customers in the second quarter of 2010 as compared to the same period in 2009. Revenue levels in the first half of 2009 were significantly impacted by the downturn in the economy as new and existing customers delayed purchasing decisions and limited their new purchases. As the economic environment has improved, we have experienced increased business activity with many of our customers, including strong demand from our internet content providers and cable customers in North America. While we expect this trend to continue into the third quarter of 2010, we lack the visibility necessary to accurately predict future revenues beyond this one-quarter time horizon.

Total revenue increased to $207.2 million for the six months ended June 26, 2010 from $135.5 million for the corresponding period in 2009. We have experienced a recovery in overall demand and, in particular, demand from existing customers in the first half of 2010 as compared to the same period in 2009. Revenue levels in the first half of 2009 were significantly impacted by the downturn in the economy as new and existing customers delayed purchasing decisions and limited their new purchases. As the economic environment has improved, we have experienced increased business activity with many of our customers, including strong demand from our internet content provider and cable customers in North America.

International revenue decreased to 19% of total revenue in the three months ended June 26, 2010 from 36% of total revenue in the corresponding period in 2009, and decreased to 20% of total revenue in the six months ended June 26, 2010 from 31% of total revenue in the corresponding period in 2009. The decreases were primarily attributable to increased levels of sales to domestic customers during the periods. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $98.0 million for the three months ended June 26, 2010 from $61.1 million for the corresponding period in 2009. Total product revenue increased to $184.2 million for the six months ended June 26, 2010 from $120.2 million for the corresponding period in 2009. The increase in product revenue in the three and six months ended June 26, 2010 was primarily due to increased sales of our DTN System to new and existing customers reflecting an overall improvement in the economic environment.

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as discussed in Note 3, “Summary of Significant Accounting Policies,” to the Notes to Condensed Consolidated Financial Statements, because VSOE of fair value had not been established for the undelivered elements. Total ratable revenue levels increased to $1.7 million for the three months ended June 26, 2010 from $0.8 million for the corresponding period in 2009. Total ratable revenue levels increased to $3.3 million for the six months ended June 26, 2010 from $2.3 million for the corresponding period in 2009. The increase in ratable revenue in the three and six months ended June 26, 2010 was primarily due to the recognition of the previously deferred ratable product revenue.

Total services revenue increased to $11.7 million for the three months ended June 26, 2010 from $7.0 million for the corresponding period in 2009 primarily reflecting the recognition of $2.5 million of incremental deployment services revenue. In addition, we recognized increased revenues from our spares management service of $1.0 million and our extended hardware warranty service of $1.0 million. Total services revenue increased to $19.7 million for the six months ended June 26, 2010 from $13.0 million for the corresponding period in 2009 primarily reflecting the recognition of $3.4 million of incremental deployment services revenue. In addition, we recognized increased revenues from our spares management service of $1.7 million and our extended hardware warranty service of $1.7 million. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin increased to 42% in the three months ended June 26, 2010 from 29% in the corresponding period in 2009. Gross margin increased to 41% in the six months ended June 26, 2010 from 30% in the corresponding period in 2009. The significant increase in gross margin in the three and six months ended June 26, 2010 was primarily due to the growth in sales of our higher gross margin tributary adaptor modules coupled with an overall growth in product and services revenue, as compared to the corresponding periods in 2009, which were significantly affected by the economic downturn. This was somewhat offset by reduced services margins due to increased levels of lower margin deployments in the three and six months ended June 26, 2010. In addition, gross margin in the first half of 2009 was negatively impacted as described below.

During the three months ended June 27, 2009, we recognized revenue and costs related to a number of large negative margin common equipment deployments. This resulted in a significant overall negative gross margin impact, even though some of the inventory sold had been written-down for LCM adjustments in the first quarter of 2009. In addition, gross margin was negatively impacted by the usage of significant common equipment discounts during the period.

During the six months ended June 27, 2009, we recognized revenue and costs related to a large number of negative margin common equipment deployments resulting in a significant overall negative gross margin impact. In addition, gross margin was negatively impacted by the usage of significant common equipment discounts during the first half of 2009.

Operating Expenses

	Three Months Ended
	June 26, 2010	% of total revenue	June 27, 2009	% of total revenue
		(In thousands, except %)
Operating expenses:
Research and development	$28,923	26%	$24,800	36%
Sales and marketing	13,682	12%	11,458	16%
General and administrative	14,448	13%	11,478	17%
Restructuring and other costs	(2)	—%	—	—%

Total operating expenses	$57,051	51%	$47,736	69%

	Six Months Ended
	June 26, 2010	% of total revenue	June 27, 2009	% of total revenue
		(In thousands, except %)
Operating expenses:
Research and development	$57,406	28%	$46,834	34%
Sales and marketing	26,719	13%	22,581	17%
General and administrative	30,185	14%	21,605	16%
Restructuring and other costs	159	—%	—	—%

Total operating expenses	$114,469	55%	$91,020	67%

The following table summarizes the stock-based compensation expense included in our operating expenses:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
		(In thousands)
Research and development	$3,350	$2,419	$6,773	$4,151
Sales and marketing	2,192	1,599	4,039	3,013
General and administration	5,198	3,513	10,907	6,158

Total	$10,740	$7,531	$21,719	$13,322

Research and Development Expenses

Research and development expenses increased by $4.1 million in the three months ended June 26, 2010 compared to the corresponding period in 2009 primarily due to increased headcount and personnel-related costs of $4.2 million comprised of $3.3 million of cash compensation and $0.9 million of stock-based compensation expense. In addition, in the three months ended June 26, 2010, we incurred $0.6 million of increased spending on equipment and software, offset by a reduction of $0.5 million in prototype and new product spending as compared to the same period in 2009.

Research and development expenses increased by $10.6 million in the six months ended June 26, 2010 compared to the corresponding period in 2009 primarily due to increased headcount and personnel-related costs of $7.8 million comprised of $5.2 million of cash compensation and $2.6 million of stock-based compensation expense. In addition, in the six months ended June 26, 2010, we incurred $2.1 million of increased prototype and new product spending and $0.9 million of increased spending on equipment and software expenses as compared to the same period in 2009.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.2 million in the three months ended June 26, 2010 compared to the corresponding period in 2009 primarily due to an increase of $1.2 million in cash compensation and personnel expenses, $0.3 million in travel and entertainment expenses and increased stock-based compensation expense of $0.6 million.

Sales and marketing expenses increased by $4.1 million in the six months ended June 26, 2010 compared to the corresponding period in 2009 primarily due to an increase of $2.8 million in cash compensation and personnel expenses, $0.3 million in travel and entertainment expenses and increased stock-based compensation expense of $1.0 million.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million in the three months ended June 26, 2010 compared to the corresponding period in 2009 primarily due to an increase of $1.8 million of cash compensation, $1.6 million of stock-based compensation expense and $0.6 million of depreciation and other costs. These increases were offset by a decrease in outside professional service fees of $1.0 million.

General and administrative expenses increased by $8.6 million in the six months ended June 26, 2010 compared to the corresponding period in 2009 primarily due to an increase of $4.7 million of stock-based compensation expense, $3.1 million of cash compensation, $0.4 million of depreciation and amortization, and $0.4 million of outside professional service fees and other costs.

Restructuring and Other Costs

In the three and six months ended June 26, 2010, we incurred an immaterial credit amount and $0.2 million, respectively, of restructuring and other costs associated with the closure of our Maryland FAB as described above and in Note 8, “Restructuring and Other Related Costs,” to the Notes to Condensed Consolidated Financial Statements. These expenses related to operating lease and contract termination costs and severance and related expenses.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
		(In thousands)
Interest income	$325	$597	$810	$1,515
Total other-than-temporary impairment losses	—	(2,747)	—	(2,747)
Portion of loss recognized in other comprehensive loss	—	1,814	—	1,814

Net credit impairment losses recognized in earnings	$—	$(933)	$—	$(933)
Other gain (loss), net	(208)	806	(524)	(1,008)

Total income (expense), net	$117	$470	$286	$(426)

Interest income decreased by $0.3 million in the three months ended June 26, 2010 compared to the corresponding period in 2009 and decreased by $0.7 million in the six months ended June 26, 2010 compared to the corresponding period in 2009. These decreases were due to lower interest rates on investments and lower investment balances.

We recognized net credit impairment losses of $0.9 million in the three and six months ended June 27, 2009, related to the OTTI of our available-for-sale ARS, as discussed in Note 4, “Fair Value Measurements and Other-Than-Temporary Impairments,” of the Notes to Condensed Consolidated Financial Statements.

Other gain (loss), net for the three months ended June 26, 2010 included a $0.4 million increase in the fair value of the Put Rights offset by a $0.4 million unrealized holding loss related to ARS trading securities compared to a $0.4 million gain related to an increase in the fair value of the Put Rights and a $0.6 million unrealized holding gain related to ARS trading securities for the corresponding period in 2009. Additionally, in the three months ended June 26, 2010 and June 27, 2009, we recorded $0.4 million and $0.2 million, respectively, of unrealized and realized losses due to foreign currency exchange re-measurement.

Other gain (loss), net for the six months ended June 26, 2010 included a $1.7 million decrease in the fair value of the Put Rights offset by a $1.7 million unrealized holding gain related to ARS trading securities compared to a $1.5 million loss due to a decrease in fair value of the Put Rights offset by a $1.5 million unrealized holding gain to ARS trading securities for the corresponding period in 2009. Additionally, in the six months ended June 26, 2010 and June 27, 2009, we recorded $0.8 million and $1.0 million, respectively, of unrealized and realized losses due to foreign currency exchange re-measurement.

Income Tax Provision (Benefit)

During the three and six months ended June 26, 2010, an income tax benefit of $0.1 million and $0.4 million, respectively, were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to OCI. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocation rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Exclusive of these intra-period allocation tax benefits discussed above, we recorded an immaterial amount and $0.2 million of tax expense during the three and six months ended June 26, 2010, respectively. The resulting effective tax rates of (0.3)% and (0.5)%, respectively, compared to (0.4)% and (0.4)% for the three and six months ended June 27, 2009, respectively. The effective tax rates for all periods differ from the statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation, and foreign taxes provided on foreign subsidiary earnings.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of June 26, 2010 and December 26, 2009. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Six Months Ended
	June 26, 2010	June 27, 2009
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$13,507	$(21,728)
Investing activities	$(25,726)	$(55,754)
Financing activities	$6,541	$4,747

As of June 26, 2010, we had $104.1 million in cash and cash equivalents, $171.6 million in short-term and long-term investments and $4.0 million in short-term and long-term restricted cash. In comparison, as of December 26, 2009, we had $109.9 million in cash and cash equivalents, $161.6 million in short-term and long-term investments and $4.0 million in short-term and long-term restricted cash.

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist generally of highly liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. agency notes. Additionally, short-term and long-term investments also include $33.8 million (par value) of ARS. A portion of our ARS, $24.5 million (par value), is included in short-term investments due to their related Put Rights. The Put Rights allow us to sell the securities back to UBS at par value at any time during a two-year period beginning June 30, 2010. We exercised the Put Rights on June 30, 2010 and have received cash proceeds equal to the par value of these securities subsequent to the end of the reporting period.

No agreement has been reached to sell the remaining $9.3 million (par value) of available-for-sale ARS back to the broker and the contractual maturity terms on these securities are up to 36 years. It is therefore unclear when these securities will become liquid and whether we can recover their full par value. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash provided by operating activities was $13.5 million for the six months ended June 26, 2010. Cash flow provided by operating activities consisted of a net loss of $29.6 million, adjusted for non-cash charges of $34.4 million, net of working capital changes. Net cash provided by working capital changes was $8.6 million. Our working capital requirements can fluctuate significantly depending on the timing of deployments in the quarter and the acceptance, billing and payment terms on those deployments. Accounts receivable decreased by $14.8 million primarily reflecting better linearity of invoicing and collections activities in the period. Inventory increased by $15.0 million primarily due to our decision to hold increased finished goods inventory as a buffer against the recent product shortages in the supply chain, increased inventory requirements associated with our spares management service offerings and increased levels of inventory awaiting customer acceptance.

Net cash used in operating activities was $21.7 million for the six months ended June 27, 2009. Cash flow used in operating activities consisted of a net loss of $51.4 million, adjusted for non-cash charges of $24.6 million, plus or minus working capital changes. Net cash provided by working capital changes was $5.2 million. Accounts receivable decreased by $15.8 million, which was partially offset by an increase in inventory of $12.6 million.

Investing Activities

Net cash used in investing activities in the six months ended June 26, 2010 was $25.7 million compared to $55.8 million in the corresponding period of 2009. Investing activities for the six months ended June 26, 2010 included a net usage of cash of $11.8 million from purchases, maturities, calls and sales of investments in the period and $9.7 million of capital expenditures. Additionally, we made a $4.5 million cost-method investment during the six months ended June 26, 2010. Investing activities for the six months ended June 27, 2009 included a net usage of cash of $45.9 million from purchases, maturities, calls and sales of investments in the period and $8.8 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the six months ended June 26, 2010 and June 27, 2009 were $6.5 million and $4.7 million, respectively, primarily related to proceeds from the issuance of common stock under our ESPP and other equity plans.

Auction Rate Securities

As of June 26, 2010, we held $33.8 million (par value) of investments comprised of ARS marketable securities, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these securities have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near term is limited. Additionally, we may not be able to fully recover the par value of our ARS or, it could take until final maturity of the ARS (up to 38 years) to realize our investment. As of June 26, 2010, most of the ARS we held were AAA rated, except for $10.1 million (par value) of our ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. Our ARS were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three and six months ended June 26, 2010, $31.0 million and $36.7 million of ARS (par value) were called at par value, respectively.

The $24.5 million (par value) of ARS covered by the UBS settlement and the related Put Rights are revalued to fair value on a quarterly basis. We recorded $1.7 million of unrealized holding gains on our ARS trading securities in the six months ended June 26, 2010 in Other gain (loss), net in the accompanying condensed consolidated statements of operations. In addition, we recorded a decrease of $1.7 million in the fair value of the Put Rights in the six months ended June 26, 2010 in Other gain (loss), net in the accompanying condensed consolidated statements of operations.

We exercised the Put Rights related to our ARS marketable securities on June 30, 2010 and have received cash proceeds equal to the par value of these securities subsequent to the end of the reporting period.

As of June 26, 2010, we held $9.3 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, we determined that we did not intend to sell these securities and did not believe that it was more likely than not that we would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the par value had occurred. During the three and six months ended June 26, 2010, $0.2 million and $0.4 million of these ARS (par value), respectively, were called at par value. The amortized cost basis for these securities was reduced to reflect the calls during the period, resulting in a lower cost basis for these securities of $8.2 million as of June 26, 2010.

These failed auctions result in a lack of liquidity in the available-for-sale ARS but do not affect the underlying collateral of the securities. We do not anticipate that any potential lack of liquidity in our available-for-sale ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. Our available-for-sale ARS investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored.

Liquidity

We have experienced a lack of liquidity related to $33.8 million (par value) of our ARS as described above. On June 30, 2010, we exercised the Put Rights associated with the $24.5 million (par value) of the ARS covered by the UBS settlement and received cash proceeds from the sale of these securities to UBS. See Note 17, “Subsequent Event,” to the Notes to Condensed Consolidated Financial Statements for more information. The remaining $9.3 million (par value) of available-for-sale ARS which are not subject to the UBS settlement have contractual maturity terms of up to 36 years and it is not clear when we will be able to liquidate these investments.

For the remainder of 2010, capital expenditures are expected to be in the range of approximately $10 million to $15 million, primarily for product development and manufacturing expansion related to new products. We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, respond to competitive pressures or strategic opportunities or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of June 26, 2010:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
			(In thousands)
Purchase obligations (1)	$46,499	$46,499	$—	$—	$—
Operating leases	9,475	3,786	3,582	1,535	572
Other contracts	6,441	6,441	—	—	—

Total contractual obligations (2)	$62,415	$56,726	$3,582	$1,535	$572

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Tax liabilities of $0.8 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $3.9 million of standby letters of credit outstanding as of June 26, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and duty and $0.9 million related to property leases. We had $4.0 million of standby letters of credit outstanding as of December 26, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and duty and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of June 26, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 26, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 26, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

In a communication the Company received from the U.S. Patent and Trademark Office dated December 4, 2009, the Company was advised that various claims in the 347 Patent reexamination have been allowed, while other claims have been rejected. In a communication the Company received from the U.S. Patent and Trademark Office dated June 22, 2010, the Company was advised that various claims in the 605 Patent reexamination have been allowed, while other claims have been rejected. The Company has appealed the allowance of certain claims in the 347 Patent reexamination to the Board of Patent Appeals and Interferences at the U.S. Patent and Trademark Office and will have an opportunity to appeal the allowance of certain claims in the 605 Patent reexamination. The Company does not know when the U.S. Patent and Trademark Office reexamination process will be completed.

On January 26, 2010, Cheetah’s counsel filed a motion requesting the Court to lift the stay in order to litigate those claims relating to the 347 Patent reexamination that the U.S. Patent and Trademark Office allowed. The court denied the motion on April 16, 2010 and the stay remains in effect. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. On May 17, 2010, the Company filed its opposition to Cheetah’s motion for reconsideration and is awaiting the Court’s decision on Cheetah’s motion for reconsideration.

The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

On May 14, 2010, Aloft Media, LLC (“Aloft”) filed a complaint in the U.S. District Court for the Eastern District of Texas Tyler Division alleging that the Company infringes U.S. Patent Nos. 7,593,910 and 7,596,538. On August 2, 2010, the Company filed its answer to Aloft’s complaint denying all infringement claims. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

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

For the fiscal year ended December 26, 2009, we recorded a net loss of $86.6 million. As of December 26, 2009, our accumulated deficit was $377.4 million. On June 26, 2010, our accumulated deficit was $406.9 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

Although we achieved profitability for the first time on an annual basis for the fiscal year ended December 27, 2008 and generated net income of $78.7 million, this amount included $87.4 million of gross profit deferred from prior periods, as described in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. Excluding the impact of this prior period amount, our results of operations for the fiscal year ended December 27, 2008 would have been a net loss of $8.7 million.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue and operating loss has ranged from $83.4 million to $111.4 million and from $9.7 million to $20.3 million, respectively. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Fluctuations in our revenue and gross margins can lead to even greater fluctuations in our operating results. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. Given relatively fixed operating costs related to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 33% to 42%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

Aggressive business tactics by our competitors may harm our business.

Increased competition in our markets has resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their products, including offering significant one-time discounts and guaranteed future price decreases;

•	selling at a discount used equipment or inventory that had previously written down or written off;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	offering to repurchase our equipment from existing customers;

•	influencing customer requirements to emphasize different product capabilities, such as greater minimum bandwidth requirements or higher transport speeds;

•	providing financing, marketing and advertising assistance to customers; and

•	asserting intellectual property rights.

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

Any delays in the development and introduction of our products, and any future delays in releasing new products or in releasing enhancements to our existing products may harm our business.

Since our products are based on complex technology, including, in some cases, the development of next-generation PICs and specialized application-specific integrated circuits (“ASICs”), we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our PICs is lengthy, and any modification to our PIC, including the development of our next-generation PICs, entails significant development risks.

At any given time, various new product introductions and enhancements to our existing products, such as our future product based on our next-generation PICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. Recently, we have increased our reliance on third parties to develop and manufacture components for our products, some of which require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for the system, and include:

•

completion of product development, including the completion of any associated PIC development, such as our next-generation PICs, and the completion of associated module development, including modules developed by third parties;

•	the qualification and multiple sourcing of critical components;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing and staffing of testing infrastructure;

•	validation of software; and

•	establishment of systems integration and systems test validation requirements.

Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our PICs, specialized ASICs and intensive software testing and validation are important to the timely introduction of new products, enhancements to our existing products and our entrance into new markets. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, our competitive position will suffer. In addition, if we do not develop and successfully introduce or enhance products in sufficient time so as to satisfy our customer’s expectations, we may lose future business from such customers and harm our reputation and our customer relationships, either of which would harm our business and operating results.

We have a limited operating history and limited history of selling our DTN Systems and ATN Systems, both of which make it difficult to predict our future operating results.

We were incorporated in December 2000, shipped our first DTN System in November 2004 and shipped our first ATN System in August 2009. Our limited operating history gives very little basis upon which to evaluate our ability to accomplish our business objectives. In making an investment decision, you should evaluate our business in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing optical communications market. We may not be successful in addressing these risks. It is difficult to accurately forecast our future revenue and plan expenses accordingly and, therefore, predict our future operating results.

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

On July 29, 2009, we were informed by Level 3 that they intend to use another DWDM vendor in their network. We believe that this vendor may ultimately be given a significant portion of Level 3’s new network deployments. This change may impact the revenue we receive from Level 3 in the future, although we cannot predict the timing of such impact.

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

We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including: ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with many of these sole source suppliers. Recently, we have increased our reliance on third parties to develop and manufacture components for our products, some of which require custom development. For example, for the 40G application of our DTN System, we will be purchasing a customized discrete component. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. Recently, we have seen a tightening of supply with a number of our suppliers and we have experienced longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experiences by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which would harm our business and operating results.

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

As a result of the tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued uncertainty in the global economic environment may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our business and operating results. Continued weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.

Challenging economic conditions have from time to time contributed to slowdowns in the telecommunications industry in which we operate. This slowdown may result in:

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

The lack of liquidity and economic slowdown may adversely affect our suppliers or the terms on which we purchase products from these suppliers. It may also cause some of our suppliers to become illiquid. Any of these impacts could limit our ability to obtain components for our products from these suppliers and could adversely impact our supply chain or the delivery schedule to our customers. This also could require us to purchase more expensive components, or re-design our products, which could cause increases in the cost of our products and delays in the manufacturing and delivery of our products. Such events could harm our gross margins and harm our reputation and our customer relationships, either of which could harm our business and operating results.

If we fail to expand sales of our products into international markets or to sell our products to new types of customers, such as U.S. regional Bell operating companies and international postal, telephone and telegraph companies, our revenue will be harmed.

We believe that, in order to grow our revenue and business and to build a large and diverse customer base, we must successfully sell our products in international markets and to new types of customers, such as U.S. regional Bell operating companies and international postal, telephone and telegraph companies. We have limited experience selling our products internationally and to U.S. regional Bell operating companies and international postal, telephone and telegraph companies. Sales cycles for these customers are often very lengthy and competition for these customers is intense. To succeed in these sales efforts, we believe we must hire additional sales personnel to develop our relationships with these potential customers and develop and manage new sales channels through resellers, distributors and systems integrators. If we do not succeed in our efforts to sell to these customers, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and revenue.

If we fail to protect our intellectual property rights, our competitive position could be harmed or we could incur significant expense to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on a combination of methods to protect our intellectual property, including limiting access to certain information, and utilizing trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may be inadequate to preclude misappropriation or unauthorized disclosure of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation, unauthorized disclosure or infringement is uncertain, particularly in countries outside of the United States. This is likely to become an increasingly important issue as we expand our operations and product development into countries that provide a lower level of intellectual property protection. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

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

We are currently involved in litigation with Cheetah and Level 3 in the United States District Court for the Eastern District of Texas Texarkana Division whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. We are also currently involved in litigation with Aloft in the United States District Court for the Eastern District of Texas Tyler Division whereby Aloft alleges that Infinera infringes on two Aloft patents. Information regarding the Company’s lawsuits with Cheetah and Aloft is set forth above under Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. In the event that Cheetah or Aloft is successful in obtaining a judgment requiring us to pay damages or obtains an injunction preventing the sale of our products, our business and operating results could be harmed.

Our manufacturing process is very complex and the partial or complete loss of our manufacturing facility, or a reduction in yields or an inability to scale capacity to meet customer demands could harm our business.

The manufacturing process for certain components of our products, including our PIC, is technically challenging. In the event that any of these manufacturing facilities was fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.

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

On January 1, 2010, Jagdeep Singh stepped down as our President and Chief Executive Officer and became our Executive Chairman. On January 1, 2010, Thomas Fallon, our then Chief Operating Officer became our President and Chief Executive Officer. On June 26, 2010, Duston Williams stepped down as our Chief Financial Officer and was replaced by Ita Brennan, our former Vice President of Finance and Corporate Controller. A significant leadership change is inherently risky and we may be unable to manage these transitions smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.

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

The development and production of new products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced errors in the past in connection with our DTN System, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, will be found from time to time in our products. We have been shipping our DTN System since November 2004 and our ATN System since August 2009, which provides us with limited information on which to judge their reliability. Our products may suffer degradation of performance and reliability over time.

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

As of June 26, 2010, we held $33.8 million (par value) of investments comprised of auction rate securities, or ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7, 28 or 35 days. These securities have historically traded at par and were callable at par at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually. As of June 26, 2010, most of the ARS we held were AAA rated, except for $10.1 million (par value) of our ARS that were downgraded to A3 rating and $0.8 million (par value) of ARS that were downgraded to Aa1 rating during 2009. Our ARS holdings were mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

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

In October 2008, we elected to participate in a rights offering by UBS, one of our brokers, which provided us with certain Put Rights to sell back all of our ARS purchased through UBS at par value of $65.7 million, at any time during a two-year sale period beginning June 30, 2010. By electing to participate in the rights offering, we granted UBS the right, exercisable at any time prior to June 30, 2010 or during the two-year sale period, to purchase or cause the sale of our ARS. To date, $41.2 million of the Company’s ARS trading securities have been called at par value. On June 30, 2010, we exercised the Put Rights and received cash proceeds of $24.5 million, equal to the par value for the remainder of our UBS ARS.

The remaining $9.3 million (par value) of ARS as of June 26, 2010 were purchased from a single broker, who to date, has not offered to repurchase these ARS from the Company. Of these ARS, $5.0 million and $4.3 million (par value) are AAA and A3 rated, respectively, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three and six months ended June 26, 2010, $0.2 million and $0.4 million of these ARS (par value), respectively, were called at par value. It is not clear when the Company will be able to liquidate these investments.

If the issuers of the available-for-sale ARS are unable to successfully close future auctions or refinance their debt in the near term and their credit ratings deteriorate, we may be required to record further impairment charges on these investments and may liquidate these investments for less than their face value.

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

We market, sell and service our products globally. In 2009, 2008 and 2007, we derived approximately 31%, 21% and 19%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of development personnel located in Bangalore, India, Beijing, China and Kanata, Canada. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling our products will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.

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

A portion of our sales are from countries outside of the United States, and are in currencies other than U.S. dollars, particularly the Euro. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the Euro, could have a material impact on our revenue in future periods. We enter into foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations related to certain forecasted sales transactions denominated in Euro and into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in Euro. These hedging programs reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates which could negatively affect our results of operations and financial condition.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2009, we had a net loss of $86.6 million and for the six months ended June 26, 2010, we had a net loss of $29.6 million. In the event that we require additional capital, we may be unable to liquidate our auction rate securities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Date: August 3, 2010