Form 10-Q
period 2010-09-25
INFINERA CORP
filed 2010-11-02
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

As of October 29, 2010, 101,231,836 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 25, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 25, 2010	December 26, 2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$97,976	$109,859
Short-term investments	174,940	143,350
Short-term restricted cash	1,856	1,533
Accounts receivable	64,058	69,483
Other receivables	3,221	927
Inventories, net	88,694	68,872
Deferred inventory costs	6,940	5,891
Prepaid expenses and other current assets	11,068	8,313

Total current assets	448,753	408,228
Property, plant and equipment, net	47,134	43,656
Deferred inventory costs, non-current	3,141	4,438
Long-term investments	11,118	18,255
Cost-method investment	4,500	—
Long-term restricted cash	2,219	2,480
Deferred tax asset	7,649	12,449
Other non-current assets	2,215	2,439

Total assets	$526,729	$491,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,880	$31,129
Accrued expenses	17,088	13,929
Accrued compensation and related benefits	18,031	19,248
Accrued warranty	5,560	6,091
Deferred revenue	18,386	18,295
Deferred tax liability	7,649	12,649

Total current liabilities	112,594	101,341
Accrued warranty, non-current	5,364	5,049
Deferred revenue, non-current	4,714	8,080
Other long-term liabilities	5,749	8,968
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 25, 2010 and December 26, 2009 Issued and outstanding shares – 100,960 as of September 25, 2010 and 96,874 as of December 26, 2009	101	97
Additional paid-in capital	801,766	747,580
Accumulated other comprehensive loss	(1,007)	(1,810)
Accumulated deficit	(402,552)	(377,360)

Total stockholders’ equity	398,308	368,507

Total liabilities and stockholders’ equity	$526,729	$491,945

(1)	Derived from consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenue:
Product	$115,121	$73,690	$299,323	$193,912
Ratable product and related support and services	1,460	892	4,738	3,206
Services	13,480	8,826	33,158	21,802

Total revenue	130,061	83,408	337,219	218,920

Cost of revenue:
Cost of product	58,552	47,473	171,660	137,037
Cost of ratable product and related support and services	874	444	2,558	1,532
Cost of services	6,223	5,049	14,285	9,681
Restructuring costs (credit) related to cost of revenue	(60)	2,736	(182)	2,736

Total cost of revenue	65,589	55,702	188,321	150,986

Gross profit	64,472	27,706	148,898	67,934

Operating expenses:
Research and development	29,886	23,611	87,292	70,445
Sales and marketing	14,847	12,364	41,566	34,945
General and administrative	15,609	10,373	45,794	31,978
Restructuring and other costs	—	601	159	601

Total operating expenses	60,342	46,949	174,811	137,969

Income (loss) from operations	4,130	(19,243)	(25,913)	(70,035)

Other income (expense), net:
Interest income	283	441	1,093	1,956
Total other-than-temporary impairment losses	—	—	—	(2,747)
Portion of loss recognized in other comprehensive loss	—	(161)	—	1,653

Net credit impairment losses recognized in earnings	—	(161)	—	(1,094)
Other gain (loss), net	172	870	(352)	(138)

Total other income (expense), net	455	1,150	741	724
Income (loss) before income taxes	4,585	(18,093)	(25,172)	(69,311)
Provision for (benefit from) income taxes	225	(1,561)	20	(1,340)

Net income (loss)	$4,360	$(16,532)	$(25,192)	$(67,971)

Net income (loss) per common share
Basic	$0.04	$(0.17)	$(0.26)	$(0.71)

Diluted	$0.04	$(0.17)	$(0.26)	$(0.71)

Weighted average shares used in computing net income (loss) per common share
Basic	99,976	95,864	98,647	95,100

Diluted	105,159	95,864	98,647	95,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cash Flows from Operating Activities:
Net loss	$(25,192)	$(67,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,594	12,064
Non-cash restructuring and other costs	100	2,404
Net credit impairment losses in earnings	—	1,094
Amortization of premium on investments	2,753	289
Stock-based compensation expense	39,961	25,733
Unrealized loss on Put Rights	1,696	2,540
Unrealized holding gain for trading securities	(1,696)	(3,141)
Non-cash tax benefit	(411)	—
Tax benefit (reversal) from stock option transactions	—	(593)
Reduction of tax benefit from stock option transactions	—	248
Gain on disposal of assets	(139)	(117)
Other gain	(71)	(113)
Changes in assets and liabilities:
Accounts receivable	5,425	15,324
Other receivables	(430)	(1,105)
Inventories, net	(19,787)	(12,728)
Prepaid expenses and other current assets	21	(2,331)
Deferred inventory costs	114	21
Other non-current assets	4,911	(4,795)
Accounts payable	15,024	(1,875)
Accrued liabilities and other expenses	(6,856)	8,749
Deferred revenue	(3,275)	(3,922)
Accrued warranty	(215)	197

Net cash provided by (used in) operating activities	23,527	(30,028)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(212,307)	(136,338)
Purchase of cost-method investment	(4,500)	—
Proceeds from sale of available-for-sale investments	—	1,536
Proceeds from maturities and calls of investments, and exercise of Put Rights	184,662	93,157
Proceeds from disposal of assets	284	206
Purchase of property and equipment	(15,639)	(11,599)
Change in restricted cash	(61)	(1,148)

Net cash used in investing activities	(47,561)	(54,186)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	12,341	8,545
Reduction of tax benefit from stock option transactions	—	(248)
Repurchase of common stock	(14)	(19)
Payments for purchase of assets under financing arrangement	(262)	—

Net cash provided by financing activities	12,065	8,278

Effect of exchange rate changes on cash	86	111
Net change in cash and cash equivalents	(11,883)	(75,825)
Cash and cash equivalents at beginning of period	109,859	166,770

Cash and cash equivalents at end of period	$97,976	$90,945

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$882	$1,245

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The Company’s actual results may differ materially from these estimates. The accounting estimates that require most significant, difficult, and subjective judgment include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement of investments, cash equivalents, derivative instruments, other-than-temporary impairments related to investments and accounting for income taxes.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the nine months ended September 25, 2010 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009, except for changes in the accounting for revenue recognition as a result of new accounting standards and updates to the Company’s derivative instruments policy to include cash flow hedges as described below.

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

The Company’s adoption of the new accounting guidance for revenue recognition resulted in an increase in total revenues of $15.2 million, from $114.9 million to $130.1 million, and $22.0 million, from $315.2 million to $337.2 million in the three and nine months ended September 25, 2010, respectively. In addition, the new accounting guidance for revenue recognition resulted in an increase in net income of $7.3 million, from a net loss of $2.9 million to net income of $4.4 million, and a decrease of net loss of $10.0 million, from $35.2 million to $25.2 million in the three and nine months ended September 25, 2010, respectively.

These increases in revenues are primarily related to an increase in net product revenues from bundled arrangements which would have previously been deferred until all deliverables had been completed or recognized ratably over the longest undelivered service period as VSOE of selling price had not been established for the undelivered element. In addition, the Company recognized product revenue on a number of purchase orders which had been partially shipped at the end of the first, second and third quarters of 2010. The impact of the new revenue recognition guidance in future periods will depend on the number of bundled arrangements entered into by the Company with undelivered elements for which VSOE of selling price had not been established under the existing software revenue recognition guidance.

The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenues related to these software offerings are not expected to be material.

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

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. As of September 25, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes.

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

As of September 25, 2010, the Company held $9.1 million (par value) of investments comprised of auction rate securities (“ARS”), which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7 to 35 days. These securities have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these ARS have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term may be limited. These ARS were purchased from a single broker, who to date, has not offered to repurchase these ARS from the Company. Of these ARS, $5.0 million and $4.1 million (par value) are AAA and A3 rated, respectively, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the three and nine months ended September 25, 2010, $0.2 million and $0.6 million of these ARS (par value), respectively, were called at par value. It is not clear when the Company will be able to liquidate these investments.

On June 30, 2010, the Company elected to sell back to UBS Financial Service, Inc. (“UBS”), $24.5 million (par value), of ARS, and received net cash proceeds of $24.5 million, equal to the par value for its UBS ARS. This completes the full recovery of par value for these UBS ARS. As of September 25, 2010, the Company held ARS with a par value of $9.1 million.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following customers represented more than 10% of the Company’s total revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Level 3 Communications	19%	10%	17%	19%
Customer A	11%	<10%	10%	<10%
Customer B	<10%	15%	<10%	10%
Customer C	<10%	15%	<10%	<10%
Customer D	<10%	11%	<10%	<10%

In July 2009, the Company was informed by Level 3 Communications (“Level 3”) that they intended to use another dense wavelength division multiplexing (“DWDM”) vendor in their network. The Company believes that this vendor may ultimately be given a significant portion of Level 3’s new network deployments. This change may impact the revenue the Company receives from Level 3 in the future, although the Company cannot predict the timing of such impact.

As of September 25, 2010, the Company had amounts due from two customers that represented approximately 16% and 13% of the Company’s accounts receivable balance. As of December 26, 2009, the Company had amounts due from two customers that represented approximately 21% and 13% of the Company’s accounts receivable balance.

The Company depends on a single or limited number of suppliers for components and raw materials. The Company generally purchases these single or limited source components and materials through standard purchase orders and does not have long-term contracts with many of these limited-source suppliers. While the Company seeks to maintain sufficient reserve stock of such components and materials, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such components and materials, the receipt of defective parts, an increase in the price of such components and materials or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

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

Auction Rate Securities

The Company’s ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of September 25, 2010, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of September 25, 2010, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then-current U.S. Treasury Bill rate adjusted for a failed auction premium of 150 basis points (“bps”) for A3 rated securities and 150 bps to 350 bps for AAA rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 230 bps to 400 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. The Company held $5.0 million par value of AAA rated securities and $4.1 million par value of ARS that were downgraded to A3 rating during 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 210 bps for A3 rated securities and 340 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 15.5 years and 17.5 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	As of September 25, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets
Money market funds	$38,050	$—	$—	$38,050
Certificates of deposit	—	720	—	720
Commercial paper	—	66,998	—	66,998
Corporate bonds	—	119,450	—	119,450
ARS – available-for-sale	—	—	7,987	7,987
Derivatives	—	222	—	222

Total Assets	$38,050	$187,390	$7,987	$233,427

Liabilities
Derivatives	$—	$140	$—	$140

Total Liabilities	$—	$140	$—	$140

	As of December 26, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Money market funds	$69,691	$—	$—	$69,691
Certificates of deposit	—	720	—	720
Commercial paper	—	33,435	—	33,435
Corporate bonds	—	42,410	—	42,410
U.S. agency notes	—	31,915	—	31,915
ARS – available-for-sale	—	—	7,671	7,671
ARS – trading securities	—	—	49,911	49,911
Put Rights	—	—	10,864	10,864

Total Assets	$69,691	$108,480	$68,446	$246,617

During the three and nine months ended September 25, 2010, there were no transfers of assets or liabilities between Level I and Level II and there were no transfers into or out of Level III financial assets. The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level III) inputs for the three and nine months ended September 25, 2010 and September 26, 2009:

	Three Months Ended
	June 26, 2010	Total Net Gains Included In Other Comprehensive Loss		Calls		September 25, 2010
	(In thousands)
ARS – available-for-sale	$7,709	$436	(1)	$(158	)(2)	$7,987
ARS – trading securities	20,284	—		(20,284	)(2)	—
Put Rights	4,216	—		(4,216	)(2)	—

Total	$32,209	$436		$(24,658)		$7,987

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended
		Total Net Gains Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls		September 25, 2010
				(In thousands)
ARS – available-for-sale	$7,671	$—		$789	(1)	$(473	)(2)	$7,987
ARS – trading securities	49,911	1,696	(3)	—		(51,607	)(2)	—
Put Rights	10,864	(1,696	)(4)	—		(9,168	)(2)	—

Total	$68,446	$—		$789		$(61,248)		$7,987

(1)	Amount represents the change in the non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(2)	Amount represents the fair market value of the securities called and the related Put Rights. Realized gains on these calls for the three and nine months ended September 25, 2010 were immaterial.
(3)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(4)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.

	Three Months Ended
		Total Net Gains (Losses) Included In
	June 27, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls		September 26, 2009
	(In thousands)
ARS – available-for-sale	$7,203	$(161	)(1)	$516	(2)	$(135	)(5)	$7,423
ARS – trading securities	50,311	1,619	(3)	—		(3,259	)(5)	48,671
Put Rights	14,317	(991	)(4)	—		(1,177	)(5)	12,149

Total	$71,831	$467		$516		$(4,571)		$68,243

	Nine Months Ended
		Total Net Gains (Losses) Included In
	December 27, 2008	Other Income (Expense), Net		Other Comprehensive Loss		Calls		September 26, 2009
	(In thousands)
ARS – available-for-sale	$7,361	$(1,094	)(1)	$1,341	(6)	$(185	)(5)	$7,423
ARS – trading securities	48,888	3,141	(3)	—		(3,358	)(5)	48,671
Put Rights	15,866	(2,540	)(4)	—		(1,177	)(5)	12,149

Total	$72,115	$(493)		$1,341		$(4,720)		$68,243

(1)	Amount represents the credit loss related OTTI recorded as a component of Other income (expense), net in the accompanying condensed consolidated statements of operations.
(2)	Amount represents the non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(3)	Amount represents the increase in the fair value of the ARS trading securities recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(4)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(5)	Amount represents the fair market value of the securities called and the related Put Rights. Realized gains on these calls for the three and nine months ended September 26, 2009 were immaterial.
(6)

For the nine months ended September 26, 2009, the amount includes the reversal of $2.6 million of an unrealized loss balance as of December 27, 2008 and a $1.3 million non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments at fair value as of September 25, 2010 and December 26, 2009 were as follows:

	September 25, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$38,050		$—	$—	$—	$38,050
Certificates of deposit	720		—	—	—	720
Commercial paper	67,015		—	5	(21)	66,999
Corporate bonds	119,452		—	41	(43)	119,450
ARS	8,068	(1)	(81)	—	—	7,987	(3)

Total available-for-sale investments	$233,305		$(81)	$46	$(64)	$233,206

	December 26, 2009
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$69,691		$—	$—	$—	$69,691
Certificates of deposit	720		—	—	—	720
Commercial paper	33,436		—	—	(1)	33,435
Corporate bonds	42,426		—	22	(38)	42,410
U.S. agency notes	31,905		—	10	—	31,915
ARS	8,594	(2)	(923)	—	—	7,671	(3)

Total available-for-sale investments	$186,772		$(923)	$32	$(39)	$185,842
ARS – trading securities	60,775		—	—	(10,864)	49,911	(3)
Put Rights	—		—	10,864	—	10,864

Total investments	$247,547		$(923)	$10,896	$(10,903)	$246,617

(1)	Amount represents the par value less $1.1 million of credit-related OTTI recognized through earnings as of September 25, 2010.
(2)	Amount represents the par value less $1.1 million of credit-related OTTI recognized through earnings as of December 26, 2009.
(3)	Amount reflects investments in a continuous loss position for twelve months or longer.

Substantially all of the Company’s investments in certificates of deposit, commercial paper, corporate bonds and U.S. agency notes have a contractual maturity term of less than one year, and ARS have contractual maturity terms of up to 35 years. The Company recorded credit-related other-than-temporary impairment (“OTTI”) for available-for-sale investments in Other income (expense), net beginning in the second quarter of 2009. Proceeds from maturities and calls of investments, and exercise of Put Rights were $184.7 million in the nine months ended September 25, 2010. Proceeds from maturities of available-for-sale investments were $93.2 million in the nine months ended September 26, 2009. Gross realized gains (losses) on short-term and long-term investments were immaterial for both periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

In October 2008, the Company elected to participate in a rights offering by UBS, which provided the Company with Put Rights to sell back all of its ARS purchased from UBS at par value of $65.7 million, at anytime during a two-year period beginning June 30, 2010. As of June 26, 2010, $41.2 million of the Company’s ARS trading securities had been called at par value. On June 30, 2010, the Company elected to exercise the Put Rights and as a result, received net cash proceeds of $24.5 million, representing a full recovery of par value. All related assets and liabilities have been removed from the balance sheet and there was no impact to the Company’s condensed consolidated statements of operations.

After this transaction, the Company’s ARS portfolio consists of the remaining $9.1 million (par value as of September 25, 2010) of available-for-sale ARS that is not subject to the UBS Put Rights. In 2009, the Company deemed these securities to be OTTI. See the section below titled, “Other-Than-Temporary Impairments,” for further discussion.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-Than-Temporary Impairments

As of September 25, 2010, the Company held $9.1 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. These ARS have contractual maturity terms of up to 35 years. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which is recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which is recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

These ARS had a net increase in fair value of $0.4 million for the three months ended September 25, 2010 and a net increase in fair value of $0.8 million for the nine months ended September 25, 2010. These changes were recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheet. The Company did not recognize any additional OTTI credit loss on any of its securities during the three and nine months ended September 25, 2010.

During the three and nine months ended September 25, 2010, $0.2 million and $0.6 million of these ARS (par value), respectively, were called at par value. The amortized cost basis for these securities was reduced to reflect the calls during the period, resulting in a lower cost basis for these securities of $8.1 million as of September 25, 2010.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows:

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Loss
			(In thousands)
Balance at December 26, 2009	$8,594	$(1,057)	$569	$(1,492)	$(923)
Unrealized gain	—	—	789	—	789
Call on investments	(526)	75	—	53	53

Balance at September 25, 2010	$8,068	$(982)	$1,358	$(1,439)	$(81)

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in $0.3 million of additional OTTI credit loss recognized in earnings in the Company’s condensed consolidated statements of operations for the third quarter of 2010.

5. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The fair value of a cost-method investment is not estimated if there is no identified event or change in circumstances that would have a significant adverse effect on the fair value of the investment. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company will regularly evaluate the carrying value of this cost-method investment for impairment. As of September 25, 2010, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during the three and nine months ended September 25, 2010.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counterparty consistently. The forward contracts entered into during the three months and nine months ended September 25, 2010 were denominated in Euros and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity at rates agreed to at inception of the contracts. As of September 25, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 25, 2010, the before-tax effect of foreign currency exchange forward contracts not designated as hedging instruments was a loss of $0.7 million and a gain of $0.2 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

Cash Flow Hedges

The Company uses foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts are designated as cash flow hedges and match the underlying forecasted transactions in duration. The contracts are carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses is recorded as Accumulated other comprehensive income until the forecasted transaction occurs. For foreign currency exchange forward contracts designated as cash flow hedges, the Company evaluates and calculates the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue. If the underlying forecasted transactions do not occur, or it becomes probable that they will not occur, the gain or loss on the related cash flow hedge is recognized immediately in earnings. During the three and nine months ended September 25, 2010, there were no gains or losses on cash flow hedges recognized in earnings resulting from hedge ineffectiveness.

The before-tax effect of foreign currency forward contracts designated as cash flow hedges was as follows:

	Three Months Ended September 25, 2010	Nine Months Ended September 25, 2010
	(In thousands)
Gain recognized in total revenue	$—	$26	(1)
Gain (loss) recognized in Accumulated other comprehensive loss	$(426)	$329
Gain reclassed from Accumulated other comprehensive loss to total revenue	$44	$103

(1)	Amount represents gain recognized in total revenue related to forward contracts initiated during the first quarter of 2010.

Over the next twelve months, it is expected that $0.1 million of derivative net gain recorded in Accumulated other comprehensive loss as of September 25, 2010 will be reclassified into earnings as an adjustment to revenues. The maximum length of time over which forecasted foreign denominated revenues are hedged is 36 months.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of derivative instruments in the Company’s condensed consolidated balance sheets as of September 25, 2010 was as follows:

		Fair Values of Derivative Instruments
	Notional(1)	Prepaid Expense and Other assets	Other Accrued Liabilities
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	$5,736	$222	$22

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	$9,664	—	118

Total derivatives		$222	$140

(1)	Represents the gross notional amount (at fair value) of the forward contracts that were outstanding as of September 25, 2010.

As of December 26, 2009, there was a $14.0 million notional amount of Euro denominated currency exchange forward contracts outstanding with an immaterial fair value amount due to the fact that the contract was entered and valued at the end of the period.

7. Balance Sheet Components

Inventories, Net

Inventories, net consist of the following:

	September 25, 2010	December 26, 2009
	(In thousands)
Raw materials	$10,969	$6,870
Work in process	36,523	32,054
Finished goods	41,202	29,948

Total inventory	$88,694	$68,872

Included in finished goods inventory at September 25, 2010 and December 26, 2009 were $8.1 million and $8.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	September 25, 2010	December 26, 2009
	(In thousands)
Computer hardware	$6,800	$5,976
Computer software	6,409	5,984
Laboratory and manufacturing equipment	90,408	77,831
Furniture and fixtures	711	651
Leasehold improvements	17,063	16,384

	$121,391	$106,826

Less accumulated depreciation and amortization	(74,257)	(63,170)

Property, plant and equipment, net	$47,134	$43,656

Accrued Expenses

Accrued expenses are comprised of the following:

	September 25, 2010	December 26, 2009
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$2,260	$2,029
Taxes payable	1,331	3,907
Restructuring accrual	127	644
Royalties	1,789	1,673
Accrued rebate	2,682	—
Other accrued expenses	8,899	5,676

Total accrued expenses	$17,088	$13,929

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

The types of restructuring and other related costs (credits) recorded were the following:

	Three Months Ended September 25, 2010			Nine Months Ended September 25, 2010
	Cost of Revenue	Operating Expenses	Total	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Severance and related expenses (credits)	$—	$—	$—	$(144)	$55	$(89)
Equipment and facilities-related expenses (credits)	(60)	—	(60)	(38)	—	(38)
Lease termination	—	—	—	—	104	104

Total	$(60)	$—	$(60)	$(182)	$159	$(23)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cumulative restructuring and other related costs through September 25, 2010 totaled $3.9 million.

The following table sets forth the activity and balance of the restructuring liability account for severance and operating lease and contract termination costs for the nine months ended September 25, 2010:

Severance and Related Expenses
(In thousands)
Balance at December 26, 2009	$644
Provision	211
Payments	(580)
Change in estimates	(148)

Balance at September 25, 2010	$127

9. Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) are as follows:

	September 25, 2010	December 26, 2009
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(379)	$(565)
Accumulated unrealized gain on cash flow hedges	199	—
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(81)	(923)
Accumulated unrealized holding loss on all other available-for-sale investments	(20)	(7)
Accumulated tax effect on items in accumulated other comprehensive loss	(726)	(315)

Total accumulated other comprehensive loss	$(1,007)	$(1,810)

The following table reconciles net loss to comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Net income (loss)	$4,360	$(16,532)	$(25,192)	$(67,971)
Change in foreign currency translation gain (loss)	225	10	186	127
Accumulated unrealized gain (loss) on cash flow hedges	(471)	—	199	—
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	453	516	842	1,341
Change in unrealized gain (loss) on all other available-for-sale investments	134	48	(13)	286
Change in tax effect on items in accumulated other comprehensive loss	(47)	—	(411)	—

Total comprehensive income (loss)	$4,654	$(15,958)	$(24,389)	$(66,217)

10. Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, and assumed issuance of stock under the employee stock purchase plan using the treasury stock method.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of net income (loss) per basic and diluted share:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$4,360	$(16,532)	$(25,192)	$(67,971)

Denominator:
Basic weighted average common shares outstanding	99,976	95,864	98,647	95,100
Effect of dilutive securities:
Stock options	2,652	—	—	—
Restricted stock units	1,367	—	—	—
Performance stock units	1,084	—	—	—
Employee stock purchase plan shares	46	—	—	—
Warrants to purchase common stock	34	—	—	—

Diluted weighted average common shares outstanding	105,159	95,864	98,647	95,100

Net income (loss) per common share
Basic	$0.04	$(0.17)	$(0.26)	$(0.71)

Diluted	$0.04	$(0.17)	$(0.26)	$(0.71)

The Company excluded 5.6 million shares of outstanding stock options, 1.6 million of RSUs, 1.0 million of PSUs and an immaterial amount of warrants from the calculation of diluted earnings per common share in the three months ended September 25, 2010 because their effect would be anti-dilutive.

The Company incurred a net loss for the nine months ended September 25, 2010 and the three and nine months ended September 26, 2009 and as a result, potential common shares from options, stock awards, employee stock purchase plan shares and warrants totaling 20.4 million shares, 21.3 million shares and 21.3 million shares, respectively, were not included in the net loss per common share calculation, as their inclusion would have been anti-dilutive.

As of September 25, 2010 and September 26, 2009, the Company had the following equity awards outstanding which will increase the basic weighted average number of common shares outstanding at the time, if and when, the options are exercised or the restricted stock units and performance stock units are released:

	As of
	September 25, 2010	September 26, 2009
	(In thousands)
Stock options outstanding	9,588	13,340
Restricted stock units	6,925	4,636
Performance stock units	3,135	2,461
Employee stock purchase plan shares	656	678
Warrants to purchase common stock	124	224

Total	20,428	21,339

11. Litigation and Contingencies

Legal Matters

On May 9, 2006, the Company and Level 3 were sued by Cheetah Omni, LLC (“Cheetah”) in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 (the “‘605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by the Company is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN System does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “‘347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

On March 14, 2007, the Company submitted requests to the U.S. Patent and Trademark Office (the “U.S. PTO”) for inter partes reexamination of the ‘605 Patent and the ‘347 Patent asking the U.S. PTO to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of the ‘605 Patent and the ‘347 Patent.

On April 11, 2007, the Company, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. PTO as to whether it will reexamine the ‘605 Patent and the ‘347 Patent; and (2) if the U.S. PTO decides to reexamine either the ‘605 Patent and the ‘347 Patent, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. PTO. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. PTO also ordered reexamination of the ‘605 Patent. On August 1, 2007, the U.S. PTO ordered reexamination of the ‘347 Patent. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations.

In a communication the Company received from the U.S. PTO dated December 4, 2009, the Company was advised that various claims in the ‘347 Patent reexamination have been allowed, while other claims have been rejected. In a communication the Company received from the U.S. Patent and Trademark Office dated June 22, 2010, the Company was advised that various claims in the ‘605 Patent reexamination have been allowed, while other claims have been rejected. The Company has appealed the allowance of certain claims in the ‘347 Patent reexamination to the Board of Patent Appeals and Interferences at the U.S. PTO and will have an opportunity to appeal the allowance of certain claims in the ‘605 Patent reexamination. The Company does not know when the U.S. PTO reexamination process will be completed.

On January 26, 2010, Cheetah’s counsel filed a motion requesting the court to lift the stay in order to litigate those claims relating to the ‘347 Patent reexamination that the U.S. PTO allowed. The court denied the motion on April 16, 2010. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. On May 17, 2010, the Company filed its opposition to Cheetah’s motion for reconsideration. On August 24, 2010, after a hearing on the matter, the court issued an order keeping the stay in place. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

On May 14, 2010, Aloft Media, LLC (“Aloft”) filed a complaint in the U.S. District Court for the Eastern District of Texas Tyler Division alleging that the Company infringes U.S. patent nos. 7,593,910 and 7,596,538. On August 2, 2010, the Company filed its answer to Aloft’s complaint denying all infringement claims and asserting counterclaims. On August 25, 2010, Aloft filed its answer to the Company’s counterclaims. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

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

12. Stockholders’ Equity

Stock Option Exchange Program

On June 11, 2009, the Company’s stockholders approved a one-time stock option exchange program (the “Option Exchange Program”). On January 25, 2010, the Company launched the Option Exchange Program pursuant to which eligible employees were able to exchange certain outstanding stock options under the Company’s 2007 Equity Incentive Plan with an exercise price greater than or equal to $8.16 per share and a grant date on or before January 25, 2009, for a lesser amount of new RSUs or for new stock options for

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

senior executives. The Option Exchange Program was available for employees of the Company residing in the U.S., India and the U.K. who held eligible options. The Option Exchange Program expired on February 22, 2010, and there were options to purchase 4,926,790 shares tendered for exchange. All surrendered options were canceled effective as of the expiration of the Option Exchange Program, and immediately thereafter, the Company granted (i) new options to purchase an aggregate of 1,564,727 shares of the Company’s common stock with an exercise price of $7.61 per share and (ii) RSUs for 814,017 shares of the Company’s common stock. The Option Exchange Program did not result in any significant incremental stock-based compensation expense.

Equity Incentive Plans

As of September 25, 2010, there were a total of 8.9 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s stock award activity and related information for the nine months ended September 25, 2010:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	14,568	$8.25	$35,462
Options granted	751	$7.84
Options granted in connection with the stock option exchange program	1,565	$7.61
Options exercised	(1,735)	$3.86	$10,284
Options canceled	(634)	$8.43
Options canceled in connection with the stock option exchange program	(4,927)	$13.53

Outstanding at September 25, 2010	9,588	$6.18	$63,957

Vested and expected to vest	9,489		$63,487

	Number of Restricted Stock Units	Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	5,066	$9.44	$45,287
RSUs granted	2,590	$8.87
RSUs released	(1,147)	$9.60	$11,014
RSUs granted in connection with the stock option exchange program	814	$7.80
RSUs canceled	(398)	$9.22

Outstanding at September 25, 2010	6,925	$9.02	$88,841

Expected to vest	6,487		$83,233

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 26, 2009	3,304	$10.51	$29,541
PSUs granted	—
PSUs released	—
PSUs canceled	(169)	$10.25

Outstanding at September 25, 2010	3,135	$10.53	$40,227

Expected to vest	3,012		$38,648

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $12.83 at September 24, 2010 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

Employee Stock Options

During the three months ended September 25, 2010, the Company granted options to employees and members of the board of directors to purchase an aggregate of 0.1 million shares of common stock at a weighted-average exercise price of $6.67 per share. During the nine months ended September 25, 2010, the Company granted options to employees and members of its board of directors to purchase an aggregate of 2.3 million shares at a weighted-average price of $7.68 per share. The options granted during the nine months ended September 25, 2010 included 1.6 million shares of common stock granted in connection with the Option Exchange Program, at a weighted-average exercise price of $7.61 per share. Options granted during these periods have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 6.3 years as of September 25, 2010. Amortization of stock-based compensation for the three and nine months ended September 25, 2010 was approximately $3.6 million and $11.5 million, respectively, net of estimated forfeitures.

As of September 25, 2010, the total stock-based compensation cost related to options granted to employees and directors but not yet amortized was $19.6 million, net of estimated forfeitures of $0.5 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years. Total fair value of stock options granted to employees and members of the board of directors that vested during the three and nine months ended September 25, 2010 was approximately $2.8 million and $8.9 million, respectively, based on the grant date fair value.

Excluding options granted in connection with the one-time Option Exchange Program, the ranges of estimated values of employee and director stock options granted, as well as ranges of assumptions used in calculating these values during the three and nine months ended September 25, 2010 and September 26, 2009, were based on estimates as follows:

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Volatility	58% - 59%	62% - 63%	56% - 61%	62% - 72.5%
Risk-free interest rate	1.80% - 2.00%	2.99% - 3.07%	1.80% - 2.9%	2.13% -3.07%
Expected life	4.9 - 5.4 years	5.5 - 6.1 years	4.8 -5.4 years	5.5 - 6.1 years
Estimated fair value	$3.32 - $3.48	$4.20 - $4.25	$3.32 - $5.05	$4.06 - $5.87

Employee Stock Purchase Plan

Stock-based compensation costs related to the Company’s employee stock purchase plan (“ESPP”) were approximately $0.7 million and $2.0 million for the three and nine months ended September 25, 2010, respectively, and approximately $0.8 million and $2.4 million for the three and nine months ended September 26, 2009, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Volatility	55%	63%	45% - 55%	63% -95%
Risk-free interest rate	0.23%	0.36%	0.20% -0.23%	0.36% - 0.54%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.58	$2.32	$2.13 - $2.58	$2.32 - $2.83

Restricted Stock Units

During the three and nine months ended September 25, 2010, the Company granted RSUs to employees to receive an aggregate of 0.2 million and 3.4 million shares of common stock, respectively, at no cost. Included in the RSUs granted in the nine months ended September 25, 2010 are 0.8 million shares granted in connection with the Option Exchange Program. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 25, 2010 was approximately $6.6 million and $18.3 million, respectively. As of September 25, 2010, total stock-based compensation cost related to RSUs granted to employees and members of the board of directors but not yet amortized was approximately $47.0 million, net of estimated forfeitures of $4.8 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.4 years.

Performance Stock Units

The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three and nine months ended September 25, 2010 was approximately $2.7 million and $7.5 million, respectively. As of September 25, 2010, total stock-based compensation cost related to PSUs granted to employees and members of the Company’s board of directors but not yet amortized was approximately $17.2 million, net of estimated forfeitures of $0.7 million. These costs will be amortized on a straight-line basis over a weighted-average period of 1.8 years.

The grant date fair value of PSUs was estimated using the Monte Carlo simulation model with the following assumptions:

Performance Stock Unit Grants	Nine Months Ended September 26, 2009
Infinera volatility	70% - 75%
NASDAQ volatility	30% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.56 - 0.60
Estimated fair value	$9.65 - $10.76

Common Stock Warrants

As of September 25, 2010, there were warrants to purchase 0.1 million shares of common stock outstanding with exercise prices ranging from $5.40 to $8.96 per share and a weighted-average exercise price of $6.30 per share. These warrants expire between 2011 and 2013.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to awards granted to employees and members of the Company’s board of directors on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented:

	September 25, 2010	December 26, 2009
	(In thousands)
Stock-based compensation effects in inventory	$2,705	$2,879
Stock-based compensation effects in deferred inventory cost	$275	$201

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$725	$490	$1,858	$1,346
Research and development	3,773	2,915	10,546	7,066
Sales and marketing	2,148	1,710	6,187	4,723
General and administration	6,281	3,984	17,188	10,142

	12,927	9,099	35,779	23,277
Cost of revenue – amortization from balance sheet*	1,517	987	4,182	2,457

Total stock-based compensation expense	$14,444	$10,086	$39,961	$25,734

*	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

13. Income Taxes

During the three and nine months ended September 25, 2010, an income tax benefit of an immaterial amount and $0.4 million, respectively, were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocation rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Exclusive of these intra-period allocations discussed above, the Company recorded $0.3 million and $0.4 million of tax expense during the three and nine months ended September 25, 2010, resulting in effective tax rates of 0.6% and (1.7)%, on pre-tax book income of $4.6 million and loss of $25.2 million, in the respective periods. The effective tax rate differs from the statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation expense, and foreign taxes provided on foreign subsidiary earnings.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 25, 2010 and December 26, 2009. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Americas:
United States	$94,392	$52,871	$260,099	$146,491
Other Americas	14,012	9,136	14,882	9,135

	$108,404	$62,007	$274,981	$155,626
Europe, Middle East and Africa	20,349	20,380	54,200	55,710
Asia Pacific	1,308	1,021	8,038	7,584

Total revenue	$130,061	$83,408	$337,219	$218,920

Property, plant and equipment, net

	September 25, 2010	December 26, 2009
	(In thousands)
United States	$44,499	$41,405
Other Americas	52	—
Asia Pacific	2,583	2,251

Total property, plant and equipment, net	$47,134	$43,656

15. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under hardware warranty. In general, hardware warranty periods range from one to five years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity related to product warranty was as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(In thousands)
Beginning balance	$11,322	$10,370	$11,140	$9,940
Charges to operations	2,823	3,156	9,573	8,508
Utilization	(2,266)	(1,876)	(6,894)	(4,855)
Change in estimate(1)	(955)	(1,512)	(2,895)	(3,455)

Balance at the end of the period	$10,924	$10,138	$10,924	$10,138

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

16. Related Party Transactions

The Company’s former Chief Financial Officer, Mr. Duston M. Williams and the Company signed a consulting agreement, dated January 26, 2010, pursuant to which Mr. Williams will remain a consultant to the Company from June 26, 2010 until April 1, 2011. In exchange for providing these consulting services to the Company, Mr. Williams will receive the following compensation: (a) he shall continue to vest in the grant of 170,000 RSUs that were granted to him on August 10, 2009, which shall vest and be settled in full no later than March 15, 2011; (b) he shall be paid under the Company’s 2010 Bonus Plan at 100% of the pro-rated amount for the actual performance for the Company for the six months from January 1, 2010 through June 26, 2010, and (c) he shall receive reimbursement of six months of COBRA premiums if he elected continuation of health (i.e., medical, dental, and vision) coverage, which he did not. Except for the grant of restricted stock units described above, Mr. Williams shall not vest in any other equity awards after June 26, 2010.

On May 19, 2010, the Company entered into a consulting agreement with Mr. Reed Hundt, a former member of the Company’s board of directors, pursuant to which Mr. Hundt will remain a consultant to the Company from May 19, 2010 until November 30, 2011. In exchange for Mr. Hundt’s consulting services to the Company, Mr. Hundt was granted 35,000 shares of RSUs which shall vest through November 2011, subject to Mr. Hundt’s continued services to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, costs, restructuring charges and associated costs, or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results, including sales and equipment deployment; statements concerning new products or services; statements related to capital expenditures; statements related to future economic conditions or performance; statements related to market growth and demand; statements related to the impact of liquidity of our adjustable rate securities on our operations; statements related to payments made pursuant to our restructuring plan; statements related to the effect of any litigation on our operations; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 26, 2009 filed on March 1, 2010. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

As of September 25, 2010, we have sold our network systems for deployment in optical networks of 77 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3. We do not have long-term purchase commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 19% and 17% of our revenue in the three and nine months ended September 25, 2010, respectively, and 10% and 19% of our revenue in the three and nine months ended September 26, 2009, respectively. In July 2009, we were informed by Level 3 that they intended to use another DWDM vendor in their network. We believe that this vendor may ultimately be given a significant portion of Level 3’s new network deployments. This change may impact the revenue we receive from Level 3 in the future, although we cannot predict the timing of such impact.

During the three months ended September 25, 2010, we had one other customer that represented approximately 11% of total revenue, while three other customers represented approximately 15%, 15% and 11% of total revenue during the three months ended September 26, 2009.

During the nine months ended September 25, 2010, we had one other customer that represented approximately 10% of total revenue and we had one other customer that represented over 10% of total revenue in the nine months ended September 26, 2009.

We are headquartered in Sunnyvale, California, with employees located throughout North America, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 99% and 98% of our revenue from direct sales to customers for the three and nine months ended September 25, 2010, respectively, and 97% and 93% of our revenue for the three and nine months ended September 26, 2009, respectively. We expect to continue generating a substantial portion of our revenue from direct sales in the future.

We will continue to make significant investments in our business, and currently management believes that operating expenses, including stock-based compensation expense, will be approximately $65 million to $70 million in the fourth quarter of 2010 and $240 million to $245 million for fiscal year 2010.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 25, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009, with the exception of our accounting policies for revenue recognition and derivative instruments as described in Note 3, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For additional information on the recent accounting pronouncements impacting our business, see Note 2, “Recent Accounting Pronouncements,” and Note 3, “Summary of Significant Accounting Policies,” to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information:

	Three Months Ended
	September 25, 2010	% of total revenue	September 26, 2009	% of total revenue
	(In thousands, except %)
Revenue:
Product	$115,121	89%	$73,690	88%
Ratable product and related support and services	1,460	1%	892	1%
Services	13,480	10%	8,826	11%

Total revenue	$130,061	100%	$83,408	100%

Cost of revenue:
Product	$58,552	45%	$47,473	57%
Ratable product and related support and services	874	1%	444	1%
Services	6,223	5%	5,049	6%
Restructuring and other costs (credit) related to cost of revenue	(60)	—%	2,736	—%

Total cost of revenue	$65,589	50%	$55,702	67%

Gross profit	$64,472	50%	$27,706	33%

	Nine Months Ended
	September 25, 2010	% of total revenue	September 26, 2009	% of total revenue
	(In thousands, except %)
Revenue:
Product	$299,323	89%	$193,912	89%
Ratable product and related support and services	4,738	1%	3,206	1%
Services	33,158	10%	21,802	9%

Total revenue	$337,219	100%	$218,920	100%

Cost of revenue:
Product	$171,660	51%	$137,037	63%
Ratable product and related support and services	2,558	1%	1,532	1%
Services	14,285	4%	9,681	4%
Restructuring and other costs (credit) related to cost of revenue	(182)	—%	2,736	—%

Total cost of revenue	$188,321	56%	$150,986	69%

Gross profit	$148,898	44%	$67,934	31%

The following table summarizes our revenue by geography and sales channel for the periods presented:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
		(In thousands, except %)
Total revenue by geography
Domestic	$94,392	$52,871	$260,099	$146,491
International	35,669	30,537	77,120	72,429

	$130,061	$83,408	$337,219	$218,920

% Revenue by geography
Domestic	73%	63%	77%	67%
International	27%	37%	23%	33%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$128,298	$81,270	$330,789	$203,664
Indirect	1,763	2,138	6,430	15,256

	$130,061	$83,408	$337,219	$218,920

% Revenue by sales channel
Direct	99%	97%	98%	93%
Indirect	1%	3%	2%	7%

	100%	100%	100%	100%

Revenue

Total revenue increased to $130.1 million for the three months ended September 25, 2010 from $83.4 million for the corresponding period in 2009. We have experienced a recovery in overall demand and, in particular, demand from existing customers in the third quarter of 2010 as compared to the same period in 2009. Revenue levels in the three months ended September 26, 2009 as compared to the corresponding period in 2010 were significantly impacted by the downturn in the economy as new and existing customers delayed purchasing decisions and limited their new purchases. As the economic environment has improved, we have experienced increased business activity with many of our customers, including strong demand from Level 3, cable operators and our internet content customers in North America. However, we expect demand from these customers to decline in the fourth quarter of 2010 as they absorb their network purchases from prior periods. This is expected to result in a quarter-over-quarter decline in overall revenues for the fourth quarter of 2010 as compared to the third quarter of 2010. We do not have the visibility necessary to accurately predict future revenues beyond this one-quarter time horizon.

Total revenue increased to $337.2 million for the nine months ended September 25, 2010 from $218.9 million for the corresponding period in 2009. We have experienced a recovery in overall demand and, in particular, demand from existing customers in the nine months ended September 25, 2010 as compared to the same period in 2009. Revenue levels in the first half of 2009 were significantly impacted by the downturn in the economy as new and existing customers delayed purchasing decisions and limited their new purchases. As the economic environment has improved, we have experienced increased business activity with many of our customers, including strong demand from Level 3 and our cable and internet content customers in North America.

International revenue decreased to 27% of total revenue in the three months ended September 25, 2010 from 37% of total revenue in the corresponding period in 2009, and decreased to 23% of total revenue in the nine months ended September 25, 2010 from 33% of total revenue in the corresponding period in 2009. The decreases were primarily attributable to increased levels of sales to domestic customers during the periods. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $115.1 million for the three months ended September 25, 2010 from $73.7 million for the corresponding period in 2009. Total product revenue increased to $299.3 million for the nine months ended September 25, 2010 from $193.9 million for the corresponding period in 2009. The increase in product revenue in the three and nine months ended September 25, 2010 was primarily due to increased sales of our DTN System to new and existing customers reflecting an overall improvement in the economic environment.

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as discussed in Note 3, “Summary of Significant Accounting Policies,” to the Notes to Condensed Consolidated Financial Statements, because VSOE of fair value had not been established for the undelivered elements. Total ratable revenue levels increased to $1.5 million for the three months ended September 25, 2010 from $0.9 million for the corresponding period in 2009. Total ratable revenue levels increased to $4.7 million for the nine months ended September 25, 2010 from $3.2 million for the corresponding period in 2009. The increase in ratable revenue in the three and nine months ended September 25, 2010 was primarily due to the recognition of the previously deferred ratable product revenue.

Total services revenue increased to $13.5 million for the three months ended September 25, 2010 from $8.8 million for the corresponding period in 2009 reflected the recognition of $1.3 million of incremental deployment services revenue. In addition, we recognized increased revenue from our spares management service of $1.1 million, our extended hardware warranty service of $0.9 million and our software subscription service of $0.6 million. Total services revenue increased to $33.2 million for the nine months ended September 25, 2010 from $21.8 million for the corresponding period in 2009 primarily reflecting the recognition of $4.6 million of incremental deployment services revenue. In addition, we recognized increased revenues from our spares management service of $2.8 million, our extended hardware warranty service of $2.7 million and our software subscription service of $1.5 million. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin increased to 50% in the three months ended September 25, 2010 from 33% in the corresponding period in 2009. This significant increase in gross margin was partially due to an unusually high level of sales of our higher gross margin tributary adaptor modules in the three months ended September 25, 2010. Additionally, higher overall revenue levels in the period contributed to improved absorption of fixed costs resulting in higher gross margin. These factors resulted in unusually high gross margin levels which we currently do not expect to be repeated in the fourth quarter of 2010.

Moreover, gross margin in the three months ended September 26, 2009 at 33% was unusually low due to the impact from the following one-time events:

•	we recognized revenue and costs related to a large number of negative or lower margin common equipment deployments;

•	we incurred restructuring and other related costs of $2.7 million related to the closure of our Maryland FAB announced in July 2009; and

•	we incurred inventory write-downs for excess and obsolete inventory of $3.3 million which includes $1.5 million of inventory write-downs related to the closure of our Maryland FAB.

Gross margin increased to 44% in the nine months ended September 25, 2010 from 31% in the corresponding period in 2009. We experienced a higher level of sales of our higher gross margin tributary adaptor modules in the nine months ended September 25, 2010 as compared to the corresponding period in 2009. Additionally, the lower level gross margin in the nine months ended September 26, 2009 was primarily due to the following factors:

•	we recognized revenue and costs related to a large number of negative or lower margin common equipment deployments;

•	gross margin was negatively impacted by the usage of significant common equipment discounts;

•	we incurred restructuring and other related costs of $2.7 million related to the closure of our Maryland FAB announced in July 2009; and

•	we incurred inventory write-downs for excess and obsolete inventory of $6.6 million which includes $1.5 million of inventory write-downs related to the closure of our Maryland FAB.

See Note 8, “Restructuring and Other Related Costs,” to the Notes to Condensed Consolidated Financial Statements for more information on our Maryland FAB restructuring plan.

Operating Expenses

	Three Months Ended
	September 25, 2010	% of total revenue	September 26, 2009	% of total revenue
		(In thousands, except %)
Operating expenses:
Research and development	$29,886	23%	$23,611	28%
Sales and marketing	14,847	11%	12,364	15%
General and administrative	15,609	12%	10,373	12%
Restructuring and other costs	—	—%	601	1%

Total operating expenses	$60,342	46%	$46,949	56%

	Nine Months Ended
	September 25, 2010	% of total revenue	September 26, 2009	% of total revenue
		(In thousands, except %)
Operating expenses:
Research and development	$87,292	26%	$70,445	32%
Sales and marketing	41,566	12%	34,945	16%
General and administrative	45,794	14%	31,978	15%
Restructuring and other costs	159	—%	601	—%

Total operating expenses	$174,811	52%	$137,969	63%

The following table summarizes the stock-based compensation expense included in our operating expenses:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
		(In thousands)
Research and development	$3,773	$2,915	$10,546	$7,066
Sales and marketing	2,148	1,710	6,187	4,723
General and administration	6,281	3,984	17,188	10,142

Total	$12,202	$8,609	$33,921	$21,931

Research and Development Expenses

Research and development expenses increased by $6.3 million in the three months ended September 25, 2010 compared to the corresponding period in 2009 primarily due to increased headcount and personnel-related costs of $4.2 million comprised of $3.3 million of cash compensation and $0.9 million of stock-based compensation expense. In addition, in the three months ended September 25, 2010, we incurred $1.2 million of increased spending related to materials, prototype and new product spending, and $0.9 million of increased depreciation, professional and outside services and other costs.

Research and development expenses increased by $16.8 million in the nine months ended September 25, 2010 compared to the corresponding period in 2009 primarily due to increased headcount and personnel-related costs of $11.1 million comprised of $7.6 million of cash compensation and $3.5 million of stock-based compensation expense. In addition, in the nine months ended September 25, 2010, we incurred $6.5 million of increased materials, prototype and new product spending, and $0.3 million of professional and outside services. These costs were partially offset by $1.1 million of depreciation and other costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.5 million in the three months ended September 25, 2010 compared to the corresponding period in 2009 primarily due to an increase of $1.6 million in cash compensation and personnel expenses, increased stock-based compensation expense of $0.4 million, $0.2 million related to customer lab trials and marketing prototype materials and $0.3 million in travel and entertainment expenses and other costs.

Sales and marketing expenses increased by $6.6 million in the nine months ended September 25, 2010 compared to the corresponding period in 2009 primarily due to an increase of $4.4 million in cash compensation and personnel expenses, increased stock-based compensation expense of $1.5 million, $0.6 million in travel and entertainment expenses and $0.1 million in professional and outside services and other costs.

General and Administrative Expenses

General and administrative expenses increased by $5.2 million in the three months ended September 25, 2010 compared to the corresponding period in 2009 primarily due to an increase of $2.3 million of stock-based compensation expense, $1.1 million of cash compensation, $0.9 million of bad debt expense, $0.5 million related to outside professional service fees and $0.4 million of depreciation and other costs.

General and administrative expenses increased by $13.8 million in the nine months ended September 25, 2010 compared to the corresponding period in 2009 primarily due to an increase of $7.0 million of stock-based compensation expense, $4.2 million of cash compensation, $1.1 million of bad debt expense, $0.8 million of outside professional service fees and $0.7 million of depreciation and other costs.

Restructuring and Other Costs

In the nine months ended September 25, 2010, we incurred $0.2 million of restructuring and other costs associated with the closure of our Maryland FAB. We incurred $0.6 million of restructuring and other costs in the three and nine months ended September 26, 2009. This comprised of non-cash charges of $0.5 million primarily related to equipment and facilities-related costs. Additionally, we incurred $0.1 million associated with severance and related expenses, equipment and facilities-related charges and other exit costs. For more information, see Note 8, “Restructuring and Other Related Costs,” to the Notes to Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
		(In thousands)
Interest income	$283	$441	$1,093	$1,956
Total other-than-temporary impairment losses	—	—	—	(2,747)
Portion of loss recognized in other comprehensive loss	—	(161)	—	1,653

Net credit impairment losses recognized in earnings	$—	$(161)	$—	$(1,094)
Other gain (loss), net	172	870	(352)	(138)

Total income (expense), net	$455	$1,150	$741	$724

Interest income decreased by $0.2 million in the three months ended September 25, 2010 compared to the corresponding period in 2009 and decreased by $0.9 million in the nine months ended September 25, 2010 compared to the corresponding period in 2009. These decreases were due to lower interest rates on investments and lower investment balances.

We recognized net credit impairment losses of $0.2 million and $1.1 million in the three and nine months ended September 26, 2009, related to the OTTI of our available-for-sale ARS, as discussed in Note 4, “Fair Value Measurements and Other-Than-Temporary Impairments,” of the Notes to Condensed Consolidated Financial Statements.

Other gain (loss), net decreased by $0.7 million in the three months ended September 25, 2010 compared to the corresponding period in 2009. The decrease was primarily due to a $1.6 million gain related to an increase in the fair value of the Put Rights and a $1.0 million unrealized holding loss related to ARS trading securities recognized in the three months ended September 26, 2009.

Other gain (loss), net for the nine months ended September 25, 2010 included a $1.7 million decrease in the fair value of the Put Rights offset by a $1.7 million unrealized holding gain related to ARS trading securities compared to a $2.5 million loss due to a decrease in fair value of the Put Rights offset by a $3.1 million unrealized holding gain to ARS trading securities for the corresponding period in 2009. Additionally, in the nine months ended September 25, 2010 and September 26, 2009, we recorded $0.7 million and $1.0 million, respectively, of unrealized and realized losses due to foreign currency exchange re-measurement.

Income Tax Provision (Benefit)

During the three and nine months ended September 25, 2010, an income tax benefit of an immaterial amount and $0.4 million, respectively, were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to OCI. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocation rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Exclusive of these intra-period allocations discussed above, we recorded $0.3 million and $0.4 million of tax expense during the three and nine months ended September 25, 2010, resulting in effective tax rates of 0.6% and (1.7)%, on pre-tax book income of $4.6 million and loss of $25.2 million, in the respective periods. The effective tax rate differs from the statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock-based compensation expense, and foreign taxes provided on foreign subsidiary earnings.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of September 25, 2010 and December 26, 2009. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$23,527	$(30,028)
Investing activities	$(47,561)	$(54,186)
Financing activities	$12,065	$8,278

As of September 25, 2010, we had $98.0 million in cash and cash equivalents, $186.1 million in short-term and long-term investments and $4.1 million in short-term and long-term restricted cash. In comparison, as of December 26, 2009, we had $109.9 million in cash and cash equivalents, $161.6 million in short-term and long-term investments and $4.0 million in short-term and long-term restricted cash.

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist generally of highly liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. agency notes. Additionally, long-term investments include $9.1 million (par value) of available-for-sale ARS which have contractual maturity terms of up to 35 years. No agreement has been reached to sell these remaining ARS back to the original broker or on the open market and it is therefore unclear when these securities will become liquid and whether we can recover their full par value. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash provided by operating activities was $23.5 million for the nine months ended September 25, 2010. Cash flow provided by operating activities consisted of a net loss of $25.2 million, adjusted for non-cash charges of $53.8 million, net of working capital changes. Net cash provided by working capital changes was $5.1 million. Our working capital requirements can fluctuate significantly depending on the timing of deployments in the quarter and the acceptance, billing and payment terms on those deployments. Accounts receivable decreased by $5.4 million primarily reflecting better linearity of invoicing and collections activities in the period. Inventory increased by $19.8 million primarily due to our decision to hold increased finished goods inventory as a buffer against the recent product shortages in the supply chain and increased inventory requirements associated with our spares management service.

Net cash used in operating activities was $30.0 million in the nine months ended September 26, 2009. Cash flow used in operating activities consisted of a net loss of $68.0 million, adjusted for non-cash charges of $40.4 million, plus or minus working capital changes. Net cash provided by working capital changes was $2.5 million. Accounts receivable decreased by $14.2 million primarily due to one large customer using an early pay discount in the third quarter of 2009. This reduction in receivables was partially offset by an increase in inventory of $12.7 million primarily related to increased levels of inventory at customer sites awaiting acceptance and increased service inventory to support our new spares management service offering.

Investing Activities

Net cash used in investing activities in the nine months ended September 25, 2010 was $47.6 million compared to $54.2 million in the corresponding period of 2009. Investing activities for the nine months ended September 25, 2010 included a net usage of cash of $27.6 million from purchases, maturities and calls of investments which includes proceeds of $24.5 million related to our exercise of the Put Rights associated with our UBS ARS. Additionally, we purchased $15.6 million of capital expenditures in the period and we made a $4.5 million cost-method investment in May 2010. Investing activities for the nine months ended September 26, 2009 included a net usage of cash of $41.6 million from purchases, maturities, calls and sales of investments in the period and $11.6 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the nine months ended September 25, 2010 and September 26, 2009 were $12.1 million and $8.3 million, respectively, primarily related to proceeds from the issuance of common stock under our ESPP and other equity plans.

Auction Rate Securities

As of September 25, 2010, we held $9.1 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, we determined that we did not intend to sell these securities and did not believe that it was more likely than not that we would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the par value had occurred. During the three and nine months ended September 25, 2010, $0.2 million and $0.6 million of these ARS (par value), respectively, were called at par value. The amortized cost basis for these securities was reduced to reflect the calls during the period, resulting in a lower cost basis for these securities of $8.0 million as of September 25, 2010.

Failed auctions resulted in a lack of liquidity in the available-for-sale ARS but do not affect the underlying collateral of the securities. We do not anticipate that any potential lack of liquidity in our available-for-sale ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. Our available-for-sale ARS investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored.

Liquidity

On June 30, 2010, we exercised the Put Rights associated with the $24.5 million (par value) of the ARS covered by the UBS settlement and received cash proceeds from the sale of these securities to UBS. See Note 4, “Fair Value Measurements and Other-Than-Temporary Impairments,” to the Notes to Condensed Consolidated Financial Statements for more information. The remaining $9.1 million (par value) of available-for-sale ARS which are not subject to the UBS Put Rights have contractual maturity terms of up to 35 years and it is not clear when we will be able to liquidate these investments.

For the remainder of 2010, capital expenditures are expected to be in the range of approximately $6 million to $8 million, primarily for product development and manufacturing expansion related to new products. We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of September 25, 2010:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations (1)	$54,827	$54,827	$—	$—	$—
Operating leases	8,536	3,570	3,087	1,498	381
Other contracts	5,840	5,840	—	—	—

Total contractual obligations (2)	$69,203	$64,237	$3,087	$1,498	$381

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Tax liabilities of $0.9 million are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $4.0 million of standby letters of credit outstanding as of September 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.4 million related to a value added tax license and duty and $0.9 million related to property leases. We had $4.0 million of standby letters of credit outstanding as of December 26, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and duty and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of September 25, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

As of September 25, 2010, an evaluation was performed by management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

On May 9, 2006, the Company and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 (the “‘605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by us is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN System does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “‘347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

On March 14, 2007, the Company submitted requests to the U.S. PTO for inter partes reexamination of the ‘605 Patent and the ‘347 Patent asking the U.S. PTO to reexamine the patents based on prior art in order to invalidate the patents or limit the scope of each patent’s claims. On March 21, 2007, the Company and Level 3 filed a motion with the court to stay all proceedings in the lawsuit pending the reexamination of the ‘605 Patent and the ‘347 Patent.

On April 11, 2007, the Company, Level 3 and Cheetah filed a joint motion with the court, agreeing to the following: (1) to stay all proceedings in the lawsuit pending a determination by the U.S. PTO as to whether it will reexamine the ‘605 Patent and the ‘347 Patent; and (2) if the U.S. PTO decides to reexamine either the ‘605 Patent and the 347 Patent, to stay all proceedings in the lawsuit pending final resolution of the reexamination(s) by the U.S. Patent and Trademark Office. On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. PTO also ordered reexamination of the ‘605 Patent. On August 1, 2007, the U.S. PTO ordered reexamination of the ‘347 Patent. As a result, all proceedings in this lawsuit are stayed until the final resolution of these reexaminations.

In a communication the Company received from the U.S. PTO dated December 4, 2009, the Company was advised that various claims in the ‘347 Patent reexamination have been allowed, while other claims have been rejected. In a communication the Company received from the U.S. PTO dated June 22, 2010, the Company was advised that various claims in the ‘605 Patent reexamination have been allowed, while other claims have been rejected. The Company has appealed the allowance of certain claims in the ‘347 Patent reexamination to the Board of Patent Appeals and Interferences at the U.S. Patent and Trademark Office and will have an opportunity to appeal the allowance of certain claims in the 605 Patent reexamination. The Company does not know when the U.S. PTO reexamination process will be completed.

On January 26, 2010, Cheetah’s counsel filed a motion requesting the court to lift the stay in order to litigate those claims relating to the ‘347 Patent reexamination that the U.S. PTO allowed. The court denied the motion on April 16, 2010. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. On May 17, 2010, the Company filed its opposition to Cheetah’s motion for reconsideration. On August 24, 2010, after a hearing on the matter, the court issued an order keeping the stay in place. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

On May 14, 2010, Aloft Media, LLC (“Aloft”) filed a complaint in the U.S. District Court for the Eastern District of Texas Tyler Division alleging that the Company infringes U.S. patent nos. 7,593,910 and 7,596,538. On August 2, 2010, the Company filed its answer to Aloft’s complaint denying all infringement claims and asserting counterclaims. On August 25, 2010, Aloft filed its answer to the Company’s counterclaims. The Company believes the suit is without merit and intends to defend itself vigorously, but it is unable to predict the likelihood of an unfavorable outcome.

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

For the fiscal year ended December 26, 2009, we recorded a net loss of $86.6 million. As of December 26, 2009, our accumulated deficit was $377.4 million. On September 25, 2010, our accumulated deficit was $402.6 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. In addition, as a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We will have to sustain significant increased revenue and product gross margins to maintain profitability on an annual basis.

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

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue and operating income (loss) has ranged from $90.2 million to $130.1 million and from an operating loss of $20.3 million to operating income of $4.1 million, respectively. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Fluctuations in our revenue and gross margins can lead to even greater fluctuations in our operating results. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. Given relatively fixed operating costs related to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

•

the timing of recognizing revenue in any given quarter, including the impact of recently announced revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules; and

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

Our gross margin fluctuates from period to period and varies by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 38% to 50%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

Aggressive business tactics by our competitors may harm our business.

Increased competition in our markets has resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their products, including offering significant one-time discounts and guaranteed future price decreases;

•	selling at a discount used equipment or inventory that had previously been written down or written off;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	offering to repurchase our equipment from existing customers;

•	influencing customer requirements to emphasize different product capabilities, such as greater minimum bandwidth requirements or higher transport speeds;

•	providing financing, marketing and advertising assistance to customers; and

•	asserting intellectual property rights.

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

Since our products are based on complex technology, including, in some cases, the development of next-generation PICs and specialized application-specific integrated circuits (“ASICs”), we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our PICs is lengthy, and any modifications to our PICs, including the development of our next-generation PICs, entails significant development risks.

At any given time, various new product introductions and enhancements to our existing products, such as future products based on our next-generation PICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. Recently, we have increased our reliance on third parties to develop and manufacture components for our products, some of which require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for our systems, and include:

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

Competition in the optical communications equipment market is intense, and we expect such competition to increase. A number of very large companies have historically dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Nokia-Siemens Networks, Tellabs and ZTE Corporation. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

Substantial changes in the optical communications industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and government agencies. In addition, such consolidation has resulted in a substantial reduction in the number of our potential customers. For example, service providers, such as Level 3, have acquired a number of other communications service providers, including one of our other customers. This increased concentration among our customer base may also lead to increased negotiating power for our customers and may require us to decrease our average selling prices.

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

We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including: ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with many of these sole source suppliers. Recently, we have increased our reliance on third parties to develop and manufacture components for our products, some of which require custom development. For example, for the 40G application of our DTN System, we will be purchasing a customized discrete component. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. Recently, we have seen a tightening of supply with a number of our suppliers and we have experienced longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problem experiences by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which would harm our business and operating results.

If our contract manufacturers do not perform as we expect, our business may be harmed.

Our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world. There are a number of risks associated with our dependence on contract manufacturers, including:

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

The manufacturing process for certain components of our products, including our PICs, is technically challenging. In the event that any of these manufacturing facilities was fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.

Minor deviations in the PIC manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. In the past, we have had significant variances in our PIC yields, including production interruptions and suspensions and may have continued yield variances, including additional interruptions or suspensions in the future. We expect our manufacturing yield for our next generation PICs to be lower initially and increase as we achieve full production. Poor yields from our PIC manufacturing process or defects, integration issues or other performance problems in our products could limit our ability to satisfy customer demand requirements, and could cause us customer relations and business reputation problems, harming our business and operating results.

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

On January 1, 2010, Jagdeep Singh stepped down as our President and Chief Executive Officer and became our Executive Chairman. On October 14, 2010, Mr. Singh subsequently resigned from this position. On January 1, 2010, Thomas Fallon, our then Chief Operating Officer became our President and Chief Executive Officer. On June 26, 2010, Duston Williams stepped down as our Chief Financial Officer and was replaced by Ita Brennan, our former Vice President of Finance and Corporate Controller. A significant leadership change is inherently risky and we may be unable to manage these transitions smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.

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

We are required to generate forecasts of future demands for our products several months prior to the scheduled delivery to our prospective customers, which requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced the lengthening in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers.

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

Because we outsource the manufacturing of certain components of our products, we may also be subject to product performance problems as a result of the acts or omissions of third parties.

From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers and fail to add new customers.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2009, we had a net loss of $86.6 million and for the nine months ended September 25, 2010, we had a net loss of $25.2 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

We are subject to government regulations that could adversely impact our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan.

10.2	Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan.

10.3(1)	Form of CEO Amended and Restated Change of Control Severance Agreement

10.4(1)	Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on September 13, 2010.

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

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:	November 2, 2010