Form 10-K
period 2010-12-25
INFINERA CORP
filed 2011-03-01
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 25, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $537,651,540 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 23, 2011, 103,868,311 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 25, 2010

Part I

ITEM 1.	BUSINESS

Overview

Infinera Corporation (“we” or “Infinera”) first introduced its Digital Optical Network architecture to the market in 2005. This architecture is based on our unique photonic integrated circuits (“PICs”) and enables high-capacity low-cost bandwidth in the cloud and distributed switching throughout the network. Rapidly growing and unpredictable bandwidth demand increases the need for the ability to deliver high-capacity low-cost bandwidth anywhere in the network. We believe that traditional point-to-point network architectures do not provide this flexibility. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can only be achieved with PICs and that only through photonic integration can network operators scale their network bandwidth without significant increases in space, power or operational workload. Over 80 customers, including national and multi-national telecom carriers, cable television operators and internet content providers use our network architecture in their fiber optic backbone networks.

Infinera created what we believe to be the world’s only commercially-deployed, large-scale PIC. Our first generation PICs transmit and receive 100 Gigabits per second (“Gbps”) of optical capacity and incorporate the functionality of over 60 discrete optical functions into a pair of indium phosphide chips approximately the size of a child’s fingernail. Our next-generation PICs, which are currently in development, will transmit and receive 500Gbps and will incorporate over 600 discrete functions into a pair of chips. Our PICs enable our Digital Optical Network architecture and allow us to offer customers the unique advantages of low-cost bandwidth, advanced digital bandwidth management and an intelligent software operating system.

Since 2005, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN System”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN System for the Submarine Line Terminating Equipment (“SLTE”) market. In addition, we launched our ATN metro access platform, extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Both the DTN and ATN Systems are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience. We currently have 22 ATN customers enjoying the benefits of an ATN network and 19 of these customers have deployed an integrated ATN-DTN solution.

Traffic patterns in the optical networking market continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The optical networking market is seeing growing demand for increased fiber capacity with networks migrating from the current 10Gbps wavelength solutions to 40Gbps solutions in the short-term and to 100Gbps solutions in the longer-term. Our current DTN System delivers 10Gbps wavelengths of capacity per fiber on a cost-effective dollar per-bit basis. Infinera plans to introduce a 100Gbps PIC-based platform in 2012. This system will incorporate our 500Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of our Digital Optical Network. We plan to introduce a 40Gbps line module for the DTN System in mid-2011 to address customer needs for higher fiber capacity in advance of the release of our 100Gbps platform. This non-PIC based 40Gbps solution will increase the fiber capacity of the DTN System from 1.6 Terabits per second (“Tb/s”) to 6.4 Tb/s and we believe that it will represent the highest fiber capacity 40Gbps system in the market at that time.

Infinera’s 100Gbps PIC-based platform is architected to increase availability of low-cost bandwidth with superior bandwidth management and service delivery capabilities. We believe that it will be more cost-effective for customers with large bandwidth demands to move to our 100Gbps systems as soon as these become broadly available as these systems will offer the most favorable network economics.

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

Industry Background

Optical networking equipment carries digital information using light waves over fiber optic networks. The advent of wavelength division multiplexing (“WDM”) systems has enabled the transmission of larger amounts of data by using multiple wavelengths over a single optical fiber. Service providers often use wavelength division multiplexing systems to carry communications traffic between cities, referred to as long-haul networks, and within large metropolitan areas, referred to as metro networks. Fiber optic networks are generally capable of carrying most types of communications traffic, from conventional long-distance telephone calls to e-mails and web sessions to high-definition video streams. As traffic grows, service providers add capacity to existing networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion. Fiber optic networks typically are expensive and complex, and service providers have focused on generating new revenue while continuing to reduce operating and capital costs.

Increased Demand for Network Capacity

We believe that a number of trends in the communications industry are driving growth in demand for network capacity and ultimately will increase demand for optical networking systems, including our DTN System and ATN System. These trends include growth in bandwidth-intensive applications like video and proliferation of the wireless Internet due to smartphones and computers with wireless access, as well as continued penetration of broadband Internet connectivity.

We believe that service providers and other network operators are constantly seeking solutions that allow them to increase their profit margins or expand their service offerings, specifically demanding:

•	lower costs for deploying, provisioning, and managing bandwidth;

•	more efficient use of bandwidth, fiber capacity, electrical power, and physical space;

•	faster operations to reduce cycle times of common operational tasks;

•	improved integration between the Internet Protocol (“IP”) equipment such as routers and optical networking equipment; and

•	higher reliability to avoid costs of downtime.

We believe that Infinera’s Digital Optical Network architecture, which includes unique features enabled by our PICs, including low-cost bandwidth, distributed switching, digital bandwidth management and intelligent software, is uniquely enabled to deliver improvements in these areas compared to conventional WDM systems offered by our competitors.

We believe that our Digital Optical Network architecture and our DTN System and ATN System enable the improvement of the economics, operating simplicity, flexibility, reliability and scalability of our customers’ optical networks.

The Infinera Strategy

Our goal is to be a preeminent provider of optical networking systems to communications service providers. Key aspects of our strategy are:

•

Increase our customer footprint. During 2010, we continued to diversify our customer base. Internet content providers have become an increasingly important customer set for us, as their bandwidth demands grow with the growth of new high-bandwidth applications, and they increasingly opt to build and operate their own optical networks. Cable providers also continue to increase the size and capacity of their optical networks. We now count all of the top five North American Multiple System Operators (“MSOs”) as customers. In 2010, we began deploying equipment in the regulated portion of Qwest’s network. We intend to increase penetration of our installed base of customers while also targeting new U.S. and international communications service providers, including U.S. regional Bell operating companies, international postal, telephone and telegraph companies, and other operators of fiber optic networks around the world. In 2010, our presence outside of North America grew with the addition of new customers in Europe and Asia, as well as deployments in the Other Americas region. We also had continued success in the submarine market, as subsea network operators deployed Infinera systems over existing subsea networks to increase capacity and utilize the efficiencies of our Digital Optical Network.

•

Penetrate adjacent markets. We believe that our Digital Optical Network can benefit submarine network operators and operators with networks that extend to the metro edge. We intend to increase our addressable markets by continually adding functionality to our products and by developing the service and support infrastructure needed to address these markets.

•

Maintain and extend our technology lead. We intend to continue to incorporate the functionality of additional discrete functions into our PICs in order to continue to increase the availability of higher-capacity low-cost bandwidth. In addition, we will pursue the expansion of our digital switching and bandwidth management capabilities in order to enhance the performance, scalability and economic advantages of our products. We intend to introduce systems with new, higher-capacity features and greater functionality in 2011 and beyond.

•

Continue investment in PIC manufacturing activities. We believe that our vertical integration and manufacturing capabilities serve as a competitive advantage and intend to continue to invest in the manufacturing capabilities needed to produce new generations of our PICs. We are currently expanding our PIC fabrication (“PIC FAB”) plant in preparation for volume shipments of our new 500Gbps PICs in 2012.

Products

Infinera DTN System

Our DTN System utilizes our PIC technology to enable digital processing and management of data with the capability to generate wavelength division multiplexing wavelengths and to add, drop, switch, manage, protect and restore network traffic digitally. The DTN System can automate the connection of circuits and provisioning of new services without costly and cumbersome manual intervention.

Our DTN System is modular in design to provide our customers with the ability to add capacity in a cost-efficient manner. The initial deployment of our DTN System at a customer site involves the installation of a line system (including common equipment, such as a chassis, management controller and related equipment). Customers can add capacity to the DTN System by purchasing our Digital Line Modules, or DLMs, Tributary Adapter Modules, or TAMs and Tributary Optical Modules, or TOMs. We believe that the density and the modular architecture of the DTN System enable significant flexibility and scalability for communications service providers. Our current DTN System delivers 10Gbps wavelengths of capacity per fiber on a cost-effective basis. In order to address customer needs for higher fiber capacities, we plan to introduce a non-PIC based 40Gbps solution that will increase the fiber capacity of the DTN System from 1.6 Tb/s to 6.4 Tb/s. We expect to introduce this system in mid-2011 and believe that it will represent the highest fiber capacity 40Gbps system in the market at that time.

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

Infinera DTN for Submarine Network Applications

For submarine transport applications, the DTN System can be used as an SLTE node at submarine cable head-end sites, enabling undersea service providers to upgrade existing submarine cables to 25GHz channel spacing, thereby doubling the total optical capacity of many traditional submarine systems to a maximum of up to 160 wavelengths and distances up to 8,000 km. The introduction of our 40Gbps line module for the DTN System will increase this capacity from 1.6 Tb/s to 6.4 Tb/s. The DTN System also provides dispersion compensation that is significantly simpler and cheaper than the per-channel dispersion management of many existing SLTE systems. Combined with the benefits of our DTN System’s digital operations and software automation, we believe that Infinera’s SLTE solution using the DTN System significantly reduces engineering complexity for submarine cable upgrade deployments and channel adds, allowing submarine network operators to deploy additional capacity on existing cable systems faster, and often at lower cost compared to existing SLTE systems.

Infinera Line System

Infinera DTN Systems are built upon and connected to one another using an optical “line system.” The Infinera Line System (“ILS”) provides optical amplification, provides the management communications channel between network nodes and allows the customer to deploy optical capacity to carry customer traffic on its network. ILS currently combines up to 1.6 Tb/s of optical capacity onto a single fiber. Infinera’s bandwidth management allows our customers to manage and utilize this pool of available capacity to satisfy its customer requirements, including a range of services at speeds from 1Gbps up to 40Gbps. In addition to providing for increased capacity and reach, ILS also lays the foundation for future Infinera systems and is designed to scale in the future to support up to 8 Tb/s of optical capacity on a single fiber pair as we introduce our 40Gbps and 100Gbps systems. ILS is fully integrated into Infinera’s management and control software and can be managed seamlessly within the DTN System.

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

Implementing numerous features in support of simplicity of use and operations, the Infinera ATN System is a cost-effective, efficient multiservice aggregation and transport platform. The Infinera ATN System supports direct wavelength connectivity to DTN nodes, reducing equipment costs and providing unique Bandwidth Virtualization capabilities across our integrated Digital Optical Networks.

Infinera IQ Network Operating System

The IQ Network Operating System is our embedded software operating system which enables our customers to simplify and speed up the tasks they perform to deliver, differentiate, and manage services and to optimize the utilization of their networks. The IQ Network Operating System for the DTN System utilizes Generalized Multi-Protocol Label Switching (“GMPLS”) for end-to-end provisioning, protection and restoration services, and a host of performance monitoring and software-definable testing capabilities. The ATN System supports end-to-end provisioning through software features similar to the DTN System.

Infinera Management Suite

The Infinera Management Suite is a broad set of standards-based network and element management tools and Operations Support System integration interfaces that are used by our customers to manage their DTN Systems and ATN Systems. Our management suite software includes our Digital Network Administrator, a scalable, robust, feature-rich Element Management System, and our Graphical Node Manager, an easy-to-use web-based management interface. Our hardware platforms, the DTN System and ATN System, are managed in an integrated fashion by the Infinera Management Suite.

Infinera Future Platforms

Infinera plans to introduce its 100Gbps PIC-based platform in 2012. This system will incorporate our 500Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of our Digital Optical Network.

Technology

Digital Optical Network Architecture

Infinera was founded with a vision of increasing the functionality and improving the economics of optical transport systems. To that end, our core engineering team consists of optical component and systems experts who have collaborated to create an innovative optical networking architecture that combines the delivery of large amounts of low-cost bandwidth with distributed switching and the embedded software intelligence of bandwidth management to manage larger networks and deliver high-capacity services quickly and cost-effectively. We have focused our efforts, time and capital on developing our Digital Optical Network architecture and our system products.

Our Digital Optical Network architecture is designed to allow our customers to expand service reach, expedite service provisioning, ensure reliability and more effectively manage, monitor and scale their networks by processing data digitally rather than in analog format. We believe that the key to delivering this capability in a cost-effective manner is integrating the functionality of multiple discrete devices into a single set of semiconductor chips. This integration allows us to eliminate separate optical packages for each discrete optical device, which we believe is the largest cost challenge facing traditional systems. This integration has further enabled us to provide additional functionality and intelligence to our optical networking systems.

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

Our DTN System transmits optical capacity, utilizing a pair of PICs, in increments of 100Gbps of optical capacity, based on 10Gbps optical signals. Our transmitter PIC integrates the functionality of 51 optical functions onto a single chip, including lasers and modulators. In addition, our receiver PIC integrates the functionality of 11 optical functions onto a single chip, including photo-detectors and an optical de-multiplexer. We have designed our next-generation PICs to transmit optical capacity in increments of 500Gbps, based on 100Gbps optical signals. Our next-generation commercial PICs are designed to integrate the functionality of over 600 discrete functions into a pair of chips. Large-scale photonic integration brings “Moore’s Law” economics of semiconductor manufacturing to optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration, increased device density, and manufacturing yield enhancements. We have forecasted a Moore’s Law-like PIC product plan, which posits that the capacity per PIC will double every three years.

Customers

As of December 25, 2010, we have sold our Digital Optical Networks for deployment to 82 customers worldwide, including customers in each of the following customer segments:

•	carrier;

•	MSO;

•	internet content provider;

•	incumbent carrier;

•	research and education/government; and

•	reseller.

Our announced customers include Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3 Communications (“Level 3”). In addition, we currently have 22 customer deployments where customers have purchased our ATN platform to extend the Digital Optical Network experience to their metro edge deployments. We believe that in the longer-term, the metro dense wavelength division multiplexing (“DWDM”) market represents one of our most promising growth opportunities. We do not have long-term sales commitments from our customers.

In 2010, 2009 and 2008, Level 3 accounted for approximately 15%, 17% and 25% of our revenue, respectively. We had no other customer that represented over 10% of our revenue for these periods.

Support and Services

We offer our customers a range of product support offerings, including 24/7/365 hardware and software technical support, installation and deployment services, spares management, first line maintenance services, on-site technical services, professional services, product technical training and extended product warranties. In 2010, we expanded our customer service offerings with a number of new services including outsourced network monitoring and management, provided from two Technical Assistance Centers, one in Annapolis Junction, Maryland, and the other in the United Kingdom. Our customer support services are provided by our employees and augmented where necessary by third-party strategic support partners. We believe that providing ongoing customer and technical support is critical to successful long-term relationships with, and follow-on sales to, our customers. We are committed to providing our customers with the highest levels of technical support and service on a global scale.

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

Direct Sales Force. Our sales team sells directly to service providers worldwide. We maintain sales presences throughout the United States as well as in a number of international locations, including Argentina, China, France, Germany, Italy, Japan, Netherlands, Singapore, Spain, and the United Kingdom. We intend to expand our sales force around the world during 2011 as we address new geographical markets and begin selling our broader portfolio of products.

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

Marketing and Product Management. Our product management team is responsible for defining the product features and development plan required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our marketing team works to create demand for our products by communicating our value proposition and differentiation through direct customer interaction, public relations, attendance at tradeshows and other events, and via the Internet and other marketing channels.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems and components. Our research and development efforts are currently focused in Sunnyvale, California, Allentown, Pennsylvania, Beijing, China, Bangalore, India and Kanata, Canada. We have invested significant time and financial resources into the development of our Digital Optical Network architecture, our DTN System and ATN System, including the IQ Network Operating System and Management Suite software, the PIC and our manufacturing capabilities. We will continue to expand our product offerings and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current DTN System, and developing additional functionality and new products, including products for metro applications. We are also working to develop new generations of PICs, and we intend to enable further integration in our Digital Optical Network architecture and our DTN System through continued research and development and investments in our manufacturing capabilities.

Our research and development expenses were $118.5 million, $97.3 million and $80.6 million in 2010, 2009 and 2008, respectively.

Employees

As of December 25, 2010, we had 1,072 employees. A total of 342 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.

Manufacturing

We have invested significant time and capital to develop and improve the manufacturing process that we use to produce and package our PICs. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our PICs in Sunnyvale, California and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual provisions. We believe that as a result of the combination of the multiple disciplines that were required to develop our PICs, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed. Our manufacturing processes have been developed over several years and are protected by a significant number of trade secrets. We believe that the trade secrets associated with the manufacturing and packaging of our PICs provide us with a significant competitive advantage.

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

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our products include some components that are proprietary in nature and only available from a single source, as well as some components that are generally available from a number of suppliers. Recently, we have increased our reliance on third parties to develop and manufacture components for our products. In some cases, significant time would be required to establish relationships with alternate suppliers or providers of proprietary components. We do not have any long-term contracts with any component providers that guarantee supply of components or their manufacturing services. If we encounter difficulty continuing our relationship with a supplier, or if a supplier is unable to meet our needs, we may encounter manufacturing delays that could adversely affect our business. Our ability to timely deliver products to our customers would be materially adversely impacted if we needed to qualify replacements for any of a number of the components used in our products.

We believe that our current manufacturing facilities can accommodate an increase in capacity for PIC production sufficient for our current product offerings. In December 2010, we completed the first phase of our PIC FAB manufacturing expansion in Sunnyvale, California. We expect to continue expansion activities throughout 2011, expanding our PIC manufacturing capabilities in advance of volume shipments of our 100Gbps platform in 2012.

Backlog

As of December 25, 2010, our backlog was $35.5 million. These orders are subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be cancelled without penalty. We do not believe that backlog should be viewed as an indicator of future performance. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

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

Competition in the optical networking market is dominated by a small number of very large, multi-national companies. Many of our competitors have substantially greater name recognition and technical, financial, and marketing resources, and greater manufacturing capacity, as well as better established relationships with the incumbent carriers, than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers. Strong growth of bandwidth demand is driving the need for higher fiber capacity systems. Some of our competitors offer 40Gbps and 100Gbps systems to customers today allowing them to increase the capacity of their fiber. Infinera plans to introduce a 100Gbps PIC-based system in 2012. This system will incorporate our 500Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. In order to respond to customer needs in the interim, we will introduce a non-PIC based 40Gbps solution that will increase the fiber capacity of the DTN System from 1.6 Tb/s to 6.4 Tb/s. We expect to introduce this system in mid-2011 and believe that it will represent the highest fiber capacity 40Gbps system in the market at that time.

Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co. Ltd., NEC Corporation, Nokia-Siemens Networks, Tellabs and ZTE Corporation. These companies have historically set the competitive benchmarks for price and functionality. There are also smaller companies, including startups, that have announced plans or developed products that would compete for long-haul and metro optical transport business. We also face additional competition in certain market segments from companies which offer one or more products that compete directly or indirectly with our products. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.

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

As of December 25, 2010, we held 143 U.S. patents and three international patents expiring between 2021 and 2028, and held 162 U.S. and 26 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. We have been sued by Cheetah Omni LLC (“Cheetah”) for alleged infringement of their patents. See the section set forth in Part I, Item 3. “Legal Proceedings” for additional information regarding this lawsuit. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

In addition to trade secret and patent protections, we generally control access to and the use of our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and through a combination of U.S. and international copyright laws. We incorporate a number of third party software programs into our DTN System and ATN System pursuant to license agreements.

We license some of our software pursuant to agreements that impose restrictions on our customers’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. We also rely on contractual rights to establish and protect our proprietary rights in our DTN System and ATN System.

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

Environmental Matters

Our business and operations are subject to environmental laws in various jurisdictions around the world including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. We seek to operate our business in compliance with such laws. We are currently subject to laws relating to the materials and content of our products and certain requirements relating to product take back and recycling. Environmental regulation is increasing, particularly outside of the United States, and we expect that our international operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.

Business Segment Data and Our Foreign Operations

We operate in the single industry segment of optical networking systems. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, “Segment Information,” of Notes to Consolidated Financial Statements, both of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 15, “Segment Information,” of Notes to Consolidated Financial Statements. Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

Executive Officers and Directors

Our executive officers and directors, and their ages and positions as of December 25, 2010, are set forth below:

Name	Age	Position
Thomas J. Fallon	49	President, Chief Executive Officer and Director
David F. Welch, Ph.D.	50	Co-founder, Executive Vice President, Chief Strategy Officer and Director
Ita M. Brennan	43	Chief Financial Officer
Ronald D. Martin	62	Vice President, Worldwide Sales
Michael O. McCarthy III	45	Chief Legal and Administrative Officer
Kambiz Y. Hooshmand (1)(2)(3)	49	Chairman of the Board
Kenneth A. Goldman (3)(4)	61	Director
Philip Koen (3)(4)	58	Director
Dan Maydan, Ph.D. (1)(2)	75	Director
Paul Milbury (2)(4)	62	Director
Carl Redfield (1)(2)	63	Director

(1)	Member of Nominating and Governance Committee
(2)	Member of Compensation Committee
(3)	Member of Acquisition Committee
(4)	Member of Audit Committee

Thomas J. Fallon has served as our President and Chief Executive Officer since January 2010 and as a member of our board of directors since July 2009. Mr. Fallon served as our Chief Operating Officer from October 2006 to December 2009 and as our Vice President of Engineering and Operations from April 2004 to September 2006. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc., a networking and telecommunications company. From May 2001 to August 2003, Mr. Fallon served as Cisco’s General Manager of the Optical Transport Business Unit. Mr. Fallon is currently a member of the Engineering Advisory Board of the University of Texas at Austin. Mr. Fallon holds a B.S.M.E. and M.B.A. from the University of Texas at Austin.

David F. Welch, Ph.D. co-founded our company and has served as our Executive Vice President, Chief Strategy Officer since January 2004 and as a member of our board of directors since October 2010. From May 2004 to January 2007, he served as our Chief Development Officer/Chief Technology Officer. From May 2001 to November 2006, Dr. Welch also served as a member of our board of directors. From February 2001 to April 2001, Dr. Welch served as Chief Technology Officer of the Transmission Division of JDS Uniphase Corporation, an optical component company. From January 1985 to February 2001, Dr. Welch served in various executive roles, including Chief Technology

Officer and Vice President of Corporate Development of SDL, an optical component company. Dr. Welch is the Founder and President of Students First, a non-profit organization focused on education reform. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.

Ita M. Brennan has served as our Chief Financial Officer since July 2010. Prior to becoming CFO, Ms. Brennan served as our Vice President of Finance and Corporate Controller since July 2006. From September 1997 to July 2006, Ms. Brennan held various roles at Maxtor Corporation, an information storage solutions company, including Vice President of Finance for Maxtor’s worldwide operations. Ms. Brennan is a chartered accountant and public accounting alumna of Deloitte and Touche, having worked at the firm in Ireland and the U.S.

Ronald D. Martin has served as our Vice President of Worldwide Sales since August 2009. From November 2007 to June 2009, Mr. Martin served as Chief Marketing and Strategy Officer and president of ADVA Optical Networking’s North American subsidiary, an optical networking company. From May 2001 to November 2007, Mr. Martin served as Vice President and General Manager of the optical business unit of Cisco Systems, a networking and telecommunications company. From May 1987 to May 2001, Mr. Martin served as Chief Operating Officer at Fujitsu Network Communications, a networking and telecommunications company. Mr. Martin holds an A.A. from Iowa Lakes College.

Michael O. McCarthy III has served as our Chief Legal and Administrative Officer since March 2010. From January 2008 to March 2010, Mr. McCarthy served as our Chief Legal Officer. From May 2003 to January 2008, Mr. McCarthy served as our Vice President and General Counsel. Prior to joining our Company, Mr. McCarthy served in various executive roles, including Senior Vice President of Worldwide Sales and Support and Senior Vice President and General Counsel of Ciena Corporation, a communications equipment company. Mr. McCarthy holds a B.A. in Mathematical-Economics from Colgate University and a J.D. from Vanderbilt University’s School of Law.

Kambiz Y. Hooshmand has been a member of our board of directors since December 2009 and has served as Chairman of our board of directors since October 2010. From March 2005 to May 2009, Mr. Hooshmand served as President and CEO of Applied Micro Circuits Corporation, a communications solutions company. From February 2000 to March 2005, Mr. Hooshmand served as Vice President and Division General Manager of Cisco Systems. From June 1997 to February 2000, Mr. Hooshmand served as Cisco’s Vice President of Engineering. From January 1992 to June 1997, Mr. Hooshmand served as Director of Engineering of StrataCom, a networking solutions company. Mr. Hooshmand holds a B.S. in Electrical Engineering & Computer Science from California State University, Chico and an M.S. in Engineering from Stanford University.

Kenneth A. Goldman has been a member of our board of directors since February 2005. Mr. Goldman has been the Senior Vice President, Finance and Administration, and Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions, since September 2007. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. From December 1999 to December 2003, Mr. Goldman served as an advisory council member of the Financial Accounting Standards Board Advisory Council. Mr. Goldman serves on the board of directors of NXP Semiconductor, a mixed signal and standards product semiconductor company and BigBand Networks, Inc., a provider of broadband multimedia infrastructure. Mr. Goldman is currently on the board of trustees of Cornell University and was formerly a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.

Philip Koen has been a member of our board of directors since February 2010. Mr. Koen has been the Chief Executive Officer of Montero Partners, an advisory services company, since February 2010. From March 2006 to January 2010, Mr. Koen served as Chief Executive Officer and Director of SAVVIS, Inc., an IT infrastructure services company. From July 1999 until March 2006, Mr. Koen was employed by Equinix, Inc., a provider of network neutral data centers and Internet exchange services, as President and Chief Operating Officer and as Chief Financial Officer. Mr. Koen is currently on the board of trustees of Webster University. Mr. Koen holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from the University of Virginia.

Dan Maydan, Ph.D. has been a member of our board of directors since September 2001. From December 1993 to April 2003, Dr. Maydan served as President of Applied Materials Inc., a semiconductor equipment manufacturing company, and was appointed President Emeritus of Applied Materials in April 2003. Dr. Maydan was a member of the board of directors of Applied Materials Inc. from June 1992 until March 2006. Dr. Maydan serves on the board of directors of Electronics for Imaging, Inc., a digital imaging and print management solutions company. Dr. Maydan is currently on the board of trustees of The Palo Alto Medical Foundation. Dr. Maydan holds a B.S. and M.S. in Electrical Engineering from the Israel Institute of Technology and a Ph.D. in Physics from Edinburgh University of Scotland.

Paul Milbury has been a member of our board of directors since July 2010. Mr. Milbury served as Vice President of Operations and Chief Financial Officer of Starent Networks Corp., a provider of mobile network solutions, from January 2007 until its acquisition by Cisco Systems in 2009. From December 2009 to July 2010 he played a key role in integrating Starent Networks into Cisco Systems to create the Mobile Internet Technology Group. From December 2000 to March 2007, Mr. Milbury served as Vice President and Chief Financial Officer of Avid Technology, Inc., a digital media creation, management, and distribution solutions company. From January 2000 to December 2000, Mr. Milbury served as Chief Financial Officer of iBelong.com, a developer of customized Internet portals. Mr. Milbury holds a B.B.A. in Business and Economics and an M.B.A. from the University of Massachusetts, Amherst.

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

Our board of directors is currently composed of eight members. Messrs. Goldman, Hooshmand, Koen, Milbury and Redfield and Dr. Maydan qualify as independent directors in accordance with the listing requirements of NASDAQ Global Select Market (“NASDAQ”). The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

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

For the years ended December 25, 2010 and December 26, 2009, we recorded net losses of $27.9 million and $86.6 million, respectively. As of December 25, 2010, our accumulated deficit was $405.3 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $95.8 million to $130.1 million and our operating income (loss) has ranged from an operating loss of $20.3 million to operating income of $4.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our product mix, including the mix of higher and lower margin products and significant mix changes resulting from new customer deployments;

•	reductions in customers’ budgets for optical communications network equipment purchases and delays in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	readiness of customer sites for installation of our products;

•

the timing of product releases or upgrades by us or by our competitors. In particular, if we fail to achieve targeted release dates for our higher capacity products, our revenue and operating results may be negatively impacted;

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

Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter or to accurately predict future revenues beyond a one-quarter time horizon. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may in the future provide to the market, the price of our common stock may decline substantially.

Our gross margin may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.

Our gross margin fluctuates from period to period and varies by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 39% to 50%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the customer’s purchasing our products and the product mix, including the relative mix of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower or negative margin common equipment;

•	price discounts negotiated by our customers;

•	sales volume from each customer during the period;

•	the amount of equipment we sell or expect to sell for a loss in any given quarter;

•	increased price competition, including competition from low-cost producers from China;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	introduction of new products, with initial sales at relatively small volumes and higher product costs; and

•	increased warranty or repair costs.

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

Aggressive business tactics by our competitors may harm our business.

The markets in which we compete are extremely competitive and have resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their products, including offering significant one-time discounts and guaranteed future price decreases;

•	providing financing, marketing and advertising assistance to customers;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	influencing customer requirements to emphasize different product capabilities, such as greater minimum bandwidth requirements or higher transport speeds;

•	offering to repurchase our equipment from existing customers;

•	selling at a discount used equipment or inventory that had previously been written-down or written-off; and

•	asserting intellectual property rights.

The level of competition and pricing pressure tend to increase during periods of economic weakness or during periods when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, or we could be required to reduce our prices or increase our expenses.

We must respond to rapid technological change and comply with evolving industry standards and requirements for our products to be successful.

The optical networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed and our business would be harmed.

We are continuing to invest in a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors to continue to improve the performance of their existing products and to introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess.

To be competitive, we must properly anticipate future customer requirements and we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and to sell the appropriate solutions, it may limit our competitive position and future sales, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to make these investments and we may not be able to make the technological advances necessary to be competitive.

Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity.

Our future success depends on factors such as the continued growth of the Internet and IP traffic and the continuing adoption of high-capacity, revenue-generating services to increase the amount of data transmitted over communications networks and the growth of optical communications networks to meet the increased demand for bandwidth. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical communications network products may not continue to grow. If this growth does not continue or slows down, our product sales would be negatively impacted. In addition, if general economic conditions weaken, our customers and potential customers may slow or delay their purchase decisions, which would have an adverse effect on our business and financial condition.

Any delays in the development and introduction of our products, and any future delays in releasing new products or in releasing enhancements to our existing products may harm our business.

Because our products are based on complex technology, including, in some cases, the development of next-generation PICs and specialized application-specific integrated circuits (“ASICs”), we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our PICs is lengthy, and any modifications to our PICs, including the development of our next-generation PICs, entail significant development cost and risks.

At any given time, various new product introductions and enhancements to our existing products, such as future products based on our next-generation PICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. Recently, we have increased our reliance on third parties, some of which are relatively early stage companies, to develop and manufacture components for our next-generation (40Gbps and 100Gbps) products, some of which require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for our systems, and include:

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

We were incorporated in December 2000, shipped our first DTN System in November 2004 and shipped our first ATN System in August 2009. Our limited operating history gives very little basis upon which to evaluate our ability to accomplish our business objectives. In making an investment decision, you should evaluate our business in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in the rapidly changing optical networking market. We may not be successful in addressing these risks. It is difficult to accurately forecast our future revenue and plan expenses accordingly and, therefore, predict our future operating results.

The markets in which we compete are highly competitive and dominated by large corporations, and we may not be able to compete effectively.

Competition in the optical networking equipment market is intense, and we expect such competition to increase. A number of very large companies have historically dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Nokia-Siemens Networks, Tellabs and ZTE Corporation. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installation, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

We also compete with low-cost producers from China that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.

We are dependent on a small number of key customers for a significant portion of our revenue and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.

A relatively small number of customers account for a large percentage of our net revenue. As a result, our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business would be harmed if we fail to maintain our competitive advantage with our key customers.

Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful at doing so. Because, in most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margins, all of which would harm our operating results.

Substantial changes in the optical networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. This increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices and have an adverse impact on our operating results.

Further, many of our customers are large communications service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. Our customers have and may continue to seek advantageous pricing, payment and other commercial terms and may require us to develop additional features in the products we sell to them. If we are required to develop additional features for our product for a customer, we may be required to defer some of our revenue for such a customer until we have developed and delivered such additional features. We have and may continue to be required to agree to unfavorable commercial terms with these customers, including reducing the average selling price of our products or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.

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

We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including: ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with many of these sole source suppliers. Recently, we have increased our reliance on third parties to develop and manufacture components for our next-generation (40Gbps and 100Gbps) products, some of which require custom development. For example, for the 40Gbps application of our DTN System, we will be purchasing a customized discrete component. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, limited their supply of components to us, or indicated that they may be going out of business. Historically, we have seen a tightening of supply with a number of our suppliers and we have experienced longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problem experiences by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which would harm our business and operating results.

If our contract manufacturers do not perform as we expect, our business may be harmed.

We rely on third party contract manufacturers to perform a significant portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers. There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules, particularly for international contract manufacturing sites;

•	reliance on the quality assurance procedures of third parties;

•	potential uncertainty regarding manufacturing yields and costs;

•	potential lack of adequate capacity during periods of excess demand;

•	potential uncertainty related to the use of international contract manufacturing sites;

•	limited warranties on components supplied to us;

•	potential misappropriation of our intellectual property; and

•	potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions or natural disasters).

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

Although we added the ATN System as part of our product offering in 2009, our DTN System accounts for substantially all of our revenue and will continue to do so for the foreseeable future. As a result, our business could be harmed by:

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical networking industry, including our competitors, have extensive patent portfolios with respect to optical networking technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.

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

We are currently involved in litigation with Cheetah Omni LLC and Level 3 in the United States District Court for the Eastern District of Texas Texarkana Division whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. Information regarding the Company’s lawsuit with Cheetah is set forth below under Part I, Item 3. “Legal Proceedings” and is incorporated herein by reference. We believe this lawsuit is without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. In the event that Cheetah is successful in obtaining a judgment requiring us to pay damages or obtains an injunction preventing the sale of our products, our business and operating results could be harmed.

Our manufacturing process is very complex and the partial or complete loss of our manufacturing facility, or a reduction in yields or an inability to scale capacity to meet customer demands could harm our business.

The manufacturing process for certain components of our products, including our PICs, is technically challenging. In the event that any of these manufacturing facilities were fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.

Minor deviations in the PIC manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. In the past, we have had significant variances in our PIC yields, including production interruptions and suspensions and may have continued yield variances, including additional interruptions or suspensions in the future. We expect our manufacturing yield for our next-generation PICs to be lower initially and increase as we achieve full production. Poor yields from our PIC manufacturing process or defects, integration issues or other performance problems in our products could limit our ability to satisfy customer demand requirements, and could cause us customer relations and business reputation problems, harming our business and operating results.

Although we are currently in the process of expanding our manufacturing facilities, our manufacturing facilities may not have adequate capacity to meet the demand for our products or we may not be able to increase our capacity to meet potential increases in demand for our products. Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could harm our relationships with customers, our business and our operating results.

Unfavorable macroeconomic and market conditions may adversely affect our industry, business and gross margins.

Our business depends on the overall demand for additional bandwidth capacity and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of macroeconomic or market uncertainty, we may face new risks that we have not yet identified. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration.

In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand for optical communications products. These conditions may also result in the tightening of credit markets, which may limit or delay our customers’ ability to obtain necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued uncertainty in the global economic environment may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our business and operating results. Continued weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.

Challenging economic conditions have from time to time contributed to slowdowns in the telecommunications industry in which we operate. Such slowdowns may result in:

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

A lack of liquidity and economic uncertainty may adversely affect our suppliers or the terms on which we purchase products from these suppliers. It may also cause some of our suppliers to become illiquid. Any of these impacts could limit our ability to obtain components for our products from these suppliers and could adversely impact our supply chain or the delivery schedule to our customers. This also could require us to purchase more expensive components, or re-design our products, which could cause increases in the cost of our products and delays in the manufacturing and delivery of our products. Such events could harm our gross margins and harm our reputation and our customer relationships, either of which could harm our business and operating results.

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

We market, sell and service our products globally. In 2010, 2009 and 2008, we derived approximately 25%, 31% and 21%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of development personnel located in Bangalore, India, Beijing, China and Kanata, Canada. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling our products will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future, many of our processes will remain manually intensive and thus subject to human error.

Prior to 2007, we identified several material weaknesses in our internal control over financial reporting. We have remediated these identified material weaknesses, but cannot give any assurances that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Global Select Market (“NASDAQ”), the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

We are subject to governmental import and export controls that could subject us to liability or impair our ability to compete in international markets.

We are subject to export control laws that limit which products we sell and where and to whom we sell our products. U.S. export control laws also limit our ability to conduct product development activities in certain countries. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, decreased use of our products or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and operating results.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2010, we had a net loss of $27.9 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

Our headquarters and the majority of our infrastructure, including our PIC FAB manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, terrorist attack or other catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

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

Our headquarters are located in Sunnyvale, California. We lease facilities in North America and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 25, 2010:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	236,000
Allentown, PA	Manufacturing and research and development	44,000
Annapolis Junction, MD	Research and development, service and support	12,000
Jessup, MD	Warehouse	9,000
Bangalore, India	Research and development	39,000
Beijing, China	Research and development	13,000
Kanata, Canada	Research and development	3,000

The above leases expire between 2010 and 2020. Subsequent to our fiscal year ended 2010, a lease associated with 25,000 square feet of the total 236,000 square feet facilities in Sunnyvale, CA, expired on December 31, 2010. We intend to add new facilities and to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

On May 9, 2006, we and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 (the “605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by us is found to infringe, and we have assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN System does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “347 Patent”) to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and we and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

In a communication we received from the U.S. PTO dated December 4, 2009, we were advised that various claims in the ‘347 Patent reexamination have been allowed, while other claims have been rejected. In a communication we received from the U.S. PTO dated June 22, 2010, we were advised that various claims in the ‘605 Patent reexamination have been allowed, while other claims have been rejected. We have appealed the allowance of certain claims in the ‘347 Patent and ‘605 Patent reexaminations to the Board of Patent Appeals and Interferences at the U.S. Patent and Trademark Office and will have an opportunity to appeal the allowance of certain claims in the 605 Patent reexamination. We do not know when the U.S. PTO reexamination process will be completed.

On January 26, 2010, Cheetah’s counsel filed a motion requesting the court to lift the stay in order to litigate those claims relating to the ‘347 Patent reexamination that the U.S. PTO allowed. The court denied the motion on April 16, 2010. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. On May 17, 2010, we filed our opposition to Cheetah’s motion for reconsideration. On August 24, 2010, after a hearing on the matter, the court issued an order keeping the stay in place. We believe the suit is without merit and intend to defend ourselves vigorously, but we are unable to predict the likelihood of an unfavorable outcome.

On May 14, 2010, Aloft Media, LLC (“Aloft”) filed a complaint in the U.S. District Court for the Eastern District of Texas Tyler Division alleging that we infringe U.S. patent nos. 7,593,910 and 7,596,538. On August 2, 2010, the Company filed its answer to Aloft’s complaint denying all infringement claims and asserting counterclaims. On August 25, 2010, Aloft filed its answer to our counterclaims. On December 16, 2010, Aloft’s complaint was dismissed without prejudice.

In addition to the matters described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “INFN.” The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fourth Quarter 2010	$12.53	$7.79
Third Quarter 2010	$12.90	$6.22
Second Quarter 2010	$10.10	$5.70
First Quarter 2010	$9.27	$6.71
Fourth Quarter 2009	$9.80	$7.12
Third Quarter 2009	$9.43	$6.49
Second Quarter 2009	$10.53	$7.00
First Quarter 2009	$9.28	$5.69

As of February 23, 2011, there were 150 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 43-month total return provided stockholders on Infinera Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 7, 2007 and its relative performance is tracked through December 25, 2010. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 43 MONTH CUMULATIVE TOTAL RETURN*

Among Infinera Corp., the NASDAQ Composite Index

and the NASDAQ Telecommunications Index

*	$100 invested on 6/7/07 in stock or 5/31/07 in index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

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

We derived the statements of operations data for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 and the balance sheet data as of December 25, 2010 and December 26, 2009 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 29, 2007 and December 31, 2006 and the balance sheet data as of December 27, 2008, December 29, 2007 and December 31, 2006 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends. Additionally, our historical results are not necessarily indicative of the results that should be expected in the future.

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008	December 29, 2007	December 31, 2006
		(In thousands, except per share data)
Revenue	$454,352	$309,101	$519,212	$245,852	$58,236
Gross profit (loss)	$206,189	$102,101	$233,555	$76,589	$(13,189)
Net income (loss)	$(27,932)	$(86,622)	$78,728	$(55,342)	$(89,935)
Net income (loss) per common share
Basic	$(0.28)	$(0.91)	$0.85	$(1.09)	$(14.90)

Diluted	$(0.28)	$(0.91)	$0.81	$(1.09)	$(14.90)

Weighted average number of shares used in computing basic and diluted net income (loss) per common share
Basic	99,380	95,468	92,427	50,732	6,036

Diluted	99,380	95,468	97,088	50,732	6,036

Total cash and cash equivalents, investments and restricted cash	$295,706	$275,477	$312,585	$305,830	$29,572
Total assets	$551,525	$491,945	$507,067	$529,188	$230,466
Current and long-term debt	$—	$—	$—	$—	$28,382
Convertible preferred stock	$—	$—	$—	$—	$320,550
Common and additional paid-in capital	$817,302	$747,677	$699,799	$663,962	$7,920
Stockholders’ equity (deficit)	$410,749	$368,507	$405,463	$294,574	$(306,321)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Background

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as dense wavelength division multiplexing (“DWDM”) systems. Recent rapid and unpredictable growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can only be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators scale their network bandwidth without significant increases in space, power or operational workload.

We first introduced our Digital Optical Network architecture to the market in 2005. This architecture is based on our unique PICs and enables high-capacity low-cost bandwidth in the cloud and distributed switching throughout the network. Since 2005, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN System”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN System for the Submarine Line Terminating Equipment (“SLTE”) market. In addition, we launched our ATN metro access platform, extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Both the DTN and ATN Systems are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

2010 Financial and Business Highlights

•	47% revenue growth year-over-year

•	Achieved 49% and 50% gross margins in the third and fourth quarters of 2010, respectively

•	Reduced operating losses to $28.7 in 2010 from $89.7 million in 2009

•	Generated $30.5 million of cash from operations

•	Grew revenues with cable and internet content customers by 82% year-over-year

•	ATN metro platform now deployed with 22 customers

•	Established presence in subsea market with 5 customers

•	Reset product development plans to focus on delivering:

—differentiated double density 40 Gigabits per second (“Gbps”) solution in 2011, and

—100Gbps PIC-based platform in 2012

Future Business and Industry Trends

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with networks migrating from the current 10Gbps wavelength solutions to 40Gbps solutions in the short-term and 100Gbps solutions in the longer-term. Infinera plans to introduce a 100Gbps PIC-based platform in 2012. This system will incorporate our 500Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. To address the needs of customers who require higher fiber capacity in advance of the release of our 100Gbps system, we plan to introduce a non-PIC based 40Gbps solution that will increase the fiber capacity of the DTN System from 1.6 Terabits per second (“Tb/s”) to 6.4 Tb/s. We expect to introduce this system in mid-2011 and believe that it will represent the highest fiber capacity 40Gbps system in the market at that time. We believe that it will be more cost-effective for customers to move to 100Gbps systems when these become broadly available as they will offer more favorable network economics.

We continue to extend our Digital Optical Network into the metro market with new releases of our ATN System and into the submarine market with a product extension of our DTN System. Our ATN System is a metro access platform that extends Infinera’s digital bandwidth management and intelligent software operating system benefits to the network edge. Both the DTN System and ATN System are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

Our goal is to be a leading provider of optical networking systems to operators of optical networks, including telecom carriers, cable operators, internet or content service providers, and others. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro DWDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages on a time-to-market basis.

As of December 25, 2010, we have sold our network systems for deployment in the optical networks of 82 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3 Communications (“Level 3”). We currently have 22 ATN customers enjoying the benefits of an ATN network and 19 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 15%, 17% and 25% of our revenue in 2010, 2009 and 2008, respectively. As a result, our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 98%, 94% and 97% of our revenue from direct sales to customers for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our revenue trends prior to December 27, 2008 had been significantly impacted by the timing of our attainment of vendor specific objective evidence (“VSOE”) of fair value for most of our services and are not indicative of revenue trends in 2009 and future periods. Prior to the first quarter of 2008, revenue from product sales sold in combination with services (“bundled product sales”) was deferred and recognized ratably over a period of approximately one year. This resulted in the accumulation of $174.4 million of deferred revenue and $81.6 million of associated deferred inventory costs on the balance sheet as of December 29, 2007. We recognized $165.8 million of this deferred revenue and $78.4 million of associated deferred inventory costs in 2008. In addition, the attainment of VSOE of fair value for most of our services beginning in the first quarter of 2008 required us to recognize a majority of our 2008 product sales as revenue in the period in which the bundled products were accepted by the customer. The combined effect of the recognition of the deferred revenue from prior periods and the upfront recognition of revenue from bundled product sales in 2008 resulted in significantly increased levels of revenue, gross margin and net income for 2008. In 2009 and 2010, we did not recognize significant amounts of product related deferred revenue and deferred gross profit from prior periods and do not expect to do so in the future.

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

Our near-term year-over-year and quarter-over-quarter growth in revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, the timing of large product deployments, acquisitions of new customers and time-to-market development of new products.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2011 will range from $249 million to $256 million, including stock-based compensation expense in the range of $45 million to $48 million.

Results of Operations

Revenue

The following table sets forth, for periods presented, certain consolidated statements of operations information:

	Years Ended
	December 25, 2010	% of total revenue	December 26, 2009	% of total revenue	December 27, 2008	% of total revenue
	(In thousands, except %)
Revenue:
Product	$401,578	89%	$276,012	89%	$306,808	59%
Ratable product and related support and services	6,155	1%	4,231	1%	193,705	37%
Services	46,619	10%	28,858	10%	18,699	4%

Total revenue	$454,352	100%	$309,101	100%	$519,212	100%

Cost of revenue:
Product	$225,183	50%	$189,723	61%	$184,234	35%
Ratable product and related support and services	3,217	1%	1,931	1%	91,625	18%
Services	19,945	4%	12,308	4%	9,798	2%
Restructuring and other costs
(credit) related to cost of revenue	(182)	—%	3,038	1%	—	—%

Total cost of revenue	$248,163	55%	$207,000	67%	$285,657	55%

Gross profit	$206,189	45%	$102,101	33%	$233,555	45%

The following table summarizes our revenue by geography and sales channel for the periods presented:

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands, except %)
Total revenue by geography
Domestic	$342,461	$212,923	$412,563
International	111,891	96,178	106,649

	$454,352	$309,101	$519,212

% Revenue by geography
Domestic	75%	69%	79%
International	25%	31%	21%

	100%	100%	100%

Total revenue by sales channel
Direct	$444,168	$290,972	$502,763
Indirect	10,184	18,129	16,449

	$454,352	$309,101	$519,212

% Revenue by sales channel
Direct	98%	94%	97%
Indirect	2%	6%	3%

	100%	100%	100%

2010 Compared to 2009. Total revenue increased to $454.4 million in 2010 from $309.1 million in 2009. This increase in revenue reflected an overall recovery in the economy combined with increased bandwidth demand across our customer base. We experienced increased business activity with many of our customers, including strong demand from our cable and internet content customers in North America and from Level 3.

Revenue levels in the first half of 2009 were significantly impacted by the downturn in the economy as new and existing customers delayed purchasing decisions and limited their new purchases.

International revenue decreased to 25% of total revenue in 2010 from 31% in 2009. This decrease was primarily attributable to increased levels of sales to domestic customers in 2010. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $401.6 million in 2010 from $276.0 million in 2009 primarily due to increased sales of our DTN System to new and existing customers, reflecting an overall improvement in the economic environment and continued growth in bandwidth demand.

Product and related support and services revenue that is recognized ratably includes sales of products and services that were deferred because VSOE of fair value had not been established for undelivered elements. Total ratable revenue levels increased to $6.2 million in 2010 from $4.2 million in 2009. This increase in 2010 was primarily due to the recognition of revenue from prior period sales of our ATN platform where the products were bundled with new services for which VSOE had not been established. We expect our ratable revenues to decrease in future periods following our adoption of ASU 2009-13 and ASU 2009-14, as discussed in Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements. Under this guidance, revenue is allocated to each element of an arrangement based on relative selling prices, using third-party evidence (“TPE”) or estimated selling price (“ESP”) if VSOE has not been established. We have a number of software offerings and related support services that will continue to be accounted for under the software revenue recognition rules. We expect to continue to record a small amount of ratable revenue when arrangements include bundled services related to our software offerings for which VSOE has not been established.

Total services revenue increased to $46.6 million in 2010 from $28.9 million in 2009. This increase primarily reflected the incremental recognition of $8.3 million related to deployment services revenue, $4.3 million related to our software subscription service revenue, $3.0 million related to extended hardware warranty service revenue, and $1.6 million related to our spares management service revenue. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

We do not have visibility necessary to accurately predict future revenues beyond a one-quarter time horizon. However, we believe that we may be competitively disadvantaged in regard to fiber capacity until our 40Gbps solution is released in mid-2011. This may negatively impact revenues in the first half of 2011.

2009 Compared to 2008. Total revenue decreased to $309.1 million in 2009 from $519.2 million in 2008. This decrease primarily reflected $165.8 million of deferred revenue from prior periods recognized in 2008 due to attaining VSOE. Excluding this impact, revenue decreased $44.3 million on a year-over-year basis primarily due to the impact of the economic downturn resulting in decreased purchases of our products by existing customers in the first half of 2009. This was partially offset by a number of large deployments with new and certain existing customers in the second and third quarters of 2009. In addition, we began to see a recovery in overall demand in the fourth quarter of 2009.

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

Cost of Revenue and Gross Margin

2010 Compared to 2009. Gross margin increased to 45% from 33% in 2009. A higher proportion of our revenue came from our higher gross margin tributary adaptor and line modules in 2010 as compared to 2009. This reflected strong demand for bandwidth in the year as customers filled out higher capacity footprint. Additionally, the unusually low level of gross margin in 2009 was primarily due to the following factors:

•	we recognized revenue and costs related to a large number of negative or lower margin common equipment deployments;

•	gross margin was negatively impacted by the usage of significant common equipment discounts;

•	we incurred restructuring and other related costs of $3.0 million related to the closure of our Maryland-based semiconductor fabrication plant (the “Maryland FAB”) plan announced in July 2009; and

•	we incurred inventory write-downs for excess and obsolete inventory of $6.6 million which includes $1.5 million of inventory write-downs related to the closure of our Maryland FAB.

See Note 7, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements for more information on our Maryland FAB restructuring plan.

2009 Compared to 2008. Gross margin decreased to 33% in 2009 from 45% in 2008. However, as illustrated in the table below, gross profit in 2008 was unusually high due to the recognition of $87.4 million of gross profit related to reductions in the deferred revenue and deferred inventory cost balances from prior periods. Excluding this prior period impact, gross margin for 2008 would have been 41% compared to gross margin of 33% in 2009.

The table below illustrates our 2008 results as reported and excluding the impact of the recognition of deferred amounts from prior periods.

	Year Ended December 27, 2008
	As Reported Results	Pre-VSOE Deferred Adjustments	As Adjusted Results
	(In thousands, except %)
Revenue	$519,212	$(165,787)	$353,425
Cost of revenue	285,657	(78,401)	207,256

Gross profit	233,555	(87,386)	146,169

Gross margin	45%		41%

This significant decline in gross margin in 2009 as compared to adjusted gross margin in 2008 was partially due to lower sales of our higher margin TAM and DLM products in the first half of the year and the recognition of revenue related to a number of large lower margin common equipment deployments with new and existing customers in 2009. Gross margin for 2009 also included restructuring and other related costs of $3.0 million related to the closure of our Maryland FAB announced in July 2009.

Operating Expenses

	Years Ended
	December 25, 2010	% of total revenue	December 26, 2009	% of total revenue	December 27, 2008	% of total revenue (1)
	(In thousands, except %)
Operating expenses:
Research and development	$118,518	26%	$97,288	31%	$80,578	16%
Sales and marketing	58,103	13%	48,391	16%	43,262	8%
General and administrative	58,098	13%	45,269	15%	36,282	7%
Restructuring and other costs	159	—%	814	—%	—	—%

Total operating expenses	$234,878	52%	$191,762	62%	$160,122	31%

(1)

Operating expenses as a percent of total revenue in 2008 is not a meaningful trend indicator because of the impact of our revenue recognition policy on the timing and amount of revenue recorded in 2008.

The following table summarizes the stock-based compensation expense included in our operating expenses:

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Research and development	$14,301	$10,302	$6,543
Sales and marketing	7,896	6,505	4,440
General and administration	19,903	15,061	7,463

Total	$42,100	$31,868	$18,446

Research and Development Expenses

2010 Compared to 2009. Research and development expenses increased $21.2 million in 2010 from 2009 primarily due to increased headcount and personnel-related costs of $14.2 million, including $10.2 million of cash compensation and $4.0 million of stock-based compensation expenses. In addition, in 2010, we incurred $7.5 million of increased spending related to materials, prototype and new product spending and $0.6 million in professional and outside services. This was partially offset by a decrease of $1.1 million related to depreciation expense and other costs. This increase in research and development expenses reflects ongoing investments in our higher fiber capacity platforms combined with investments in our ATN metro platform.

2009 Compared to 2008. Research and development expenses increased $16.7 million in 2009 from 2008 primarily due to increased headcount and personnel-related costs of $12.6 million, including $6.8 million of cash compensation, $3.8 million of stock-based compensation expense and $2.0 million of incremental facilities and infrastructure costs. In addition, in 2009, we incurred $4.2 million of increased prototype and new product spending.

Sales and Marketing Expenses

2010 Compared to 2009. Sales and marketing expenses increased $9.7 million in 2010 from 2009 primarily due to an increase of $5.8 million in cash compensation and personnel expenses. This increase included $4.4 million of sales commissions primarily related to an over-achievement of the sales plan for the year. Additionally, stock-based compensation expense increased $1.4 million and travel and entertainment expenses and other costs increased $1.1 million. In 2010, we also incurred $0.9 million related to incremental customer lab trials and marketing prototype materials, and $0.5 million of additional professional and outside services.

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

General and Administrative Expenses

2010 Compared to 2009. General and administrative expenses increased $12.8 million in 2010 from 2009 primarily due to $5.0 million of cash compensation, which includes the impact of increased headcount and management bonuses, and $4.8 million of stock-based compensation expense. In addition, facilities and professional services costs increased by $0.8 million and depreciation and amortization expense increased by $0.5 million. Additionally, 2009 was impacted by a recovery of doubtful accounts of $1.7 million.

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

Restructuring and Other Costs

In 2010, we incurred $0.2 million of restructuring and other costs associated with the closure of our Maryland FAB. We incurred $0.8 million of restructuring and other related costs in 2009 which was comprised of non-cash charges of $0.6 million associated with operating lease termination costs and equipment and facilities-related costs and $0.2 million related to severance and related expenses and other exit costs. For more information, see Note 7, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Interest income	$1,390	$2,688	$8,549
Interest expense	—	—	(3)
Total other-than-temporary impairment losses	—	(2,747)	—
Portion of loss recognized in other comprehensive loss	—	1,653	—

Net impairment losses recognized in earnings	—	(1,094)	—
Other gain (loss), net	(316)	(426)	(528)

Total other income (expense), net	$1,074	$1,168	$8,018

2010 Compared to 2009. Interest income decreased in 2010 from 2009 due to lower interest rates on investments and lower average investment balances. In 2009, we recognized net credit impairment losses of $1.1 million related to the determination that our available-for-sale auction rate securities (“ARS”) were other-than-temporarily impaired, as discussed in Note 3, “Fair Value Measurements and Other-Than-Temporary Impairments,” of the Notes to Consolidated Financial Statements. Other gain (loss), net for 2010 includes $0.7 million of unrealized and realized losses due to foreign currency exchange re-measurement and $0.3 million gain on asset sales.

2009 Compared to 2008. Interest income decreased in 2009 from 2008 due to lower interest rates on investments and lower investment balances. We also recognized net credit impairment losses of $1.1 million in 2009 related to the determination that our available-for-sale ARS were other-than-temporarily impaired. Other gain (loss), net for 2009 included $3.8 million loss due to a decrease in the fair value of the Put Rights offset by a $4.6 million unrealized holding gain related to ARS trading securities. Additionally, we recorded $1.7 million of unrealized and realized losses due to foreign currency exchange re-measurement and $0.4 million gain on asset sales in 2009. Other gain (loss), net for 2008 included $1.1 million gain on asset sales, and a gross unrealized loss of $16.8 million related to our ARS trading securities offset by a gain of $15.9 million related to the associated Put Rights. Additionally, other gain (loss), net reflected $0.6 million loss from foreign exchange re-measurement and $0.1 million net loss from sale of investments.

Income Tax Provision (Benefit)

During 2009, we recognized a tax benefit of approximately $2.1 million for a reversal of the 2008 federal and state tax provision, following a favorable ruling by the Internal Revenue Service in the third quarter of 2009. Exclusive of this one-time benefit in 2009, we recognized income tax expense of approximately $0.3 million in each of fiscal years 2010 and 2009, on pre-tax book losses of $27.6 million and $88.5 million, respectively. Exclusive of the one-time benefit mentioned above, the resulting effective tax rates of 1.1% and 0.4% for 2010 and 2009, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings, offset by the benefit related to refundable research and development tax credits in 2009. This compares to an effective tax rate of approximately 3.3% for 2008, which reflects tax benefits arising from the release of certain valuation allowances on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges, federal alternative minimum tax and state income taxes.

As of December 25, 2010, we recorded a full valuation allowance against our net deferred tax assets based upon our cumulative loss incurred since inception. Realization of deferred tax assets is dependent upon future taxable earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. As of December 25, 2010, we had net operating loss carryforwards available to offset future taxable income for federal income tax purposes of approximately $255.8 million, which expire beginning in 2021 if not utilized. As of December 25, 2010, we also had net operating loss carryforwards available to offset future taxable income for state income tax purposes of approximately $237.6 million, which expire beginning in 2013, if not utilized. The amount of net operating loss carryforwards noted above and related to excess stock option deductions is approximately $35.9 million for federal tax purposes. When the excess stock option deductions are used to offset future taxable income, these estimated tax benefits of approximately $13.7 million will result in a credit to stockholders’ equity. Additionally, as of December 25, 2010, we had federal and California research and development tax credits available to reduce future income tax expense of approximately $18.3 million and $13.6 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

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

Liquidity and Capital Resources

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$30,537	$(32,646)	$19,918
Investing activities	$(45,722)	$(33,347)	$44,205
Financing activities	$18,985	$8,944	$11,701

	Years Ended
	December 25, 2010	December 26, 2009
	(In thousands)
Cash and cash equivalents	$113,649	$109,859
Short-term and long-term investments	177,966	161,605
Short-term and long-term restricted cash	4,091	4,013

	$295,706	$275,477

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist generally of highly liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. Long-term investments include $8.9 million (par value) of available-for-sale ARS which have contractual maturity terms of up to 35 years. No agreement has been reached to sell these ARS back to the original broker or on the open market and it is therefore unclear when these securities will become liquid and whether we can recover their full par value. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash provided by operating activities during 2010 was $30.5 million as compared to net cash usage of $32.7 million for 2009 and net cash provided by operating activities of $19.9 million for 2008. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for 2010 was $27.9 million, which included non-cash charges of $69.2 million, compared to a net loss of $86.6 million in 2009, including non-cash charges of $55.0 million. This improvement in operating results was the key driver for the improvement in cash flows for 2010. Net cash used to fund working capital was $10.8 million for 2010 primarily due to an increase in inventory of $13.1 million and an increase in accounts receivable of $6.8 million, offset by an increase in accrued liabilities of $9.2 million. We increased our inventory levels in early 2010 in response to industry supply chain constraints and expected increased customer demand for our products. However, revenues in the fourth quarter were lower than expected resulting in higher inventory levels exiting 2010. Accounts receivable increased primarily reflecting invoicing trends that were weighted towards the end of the period. Accrued liabilities and other expenses increased due to the timing and level of compensation related payments.

Net cash used to fund working capital was $1.0 million for 2009. Accrued liabilities increased by $19.0 million primarily due to increases in compensation accruals of $5.8 million related to timing of payroll payments and an increase in management bonuses and sales commissions at the end of 2009. In addition, included in the increase in accrued liabilities was a $6.9 million increase in deferred tax liabilities which was offset by a corresponding increase in long-term deferred tax assets included in other non-current assets in our consolidated balance sheet. The remainder of the increase in accrued liabilities related to accruals for outside services incurred at the end of the year. These favorable changes in working capital were offset by an increase in inventories of $8.6 million related to increased levels of inventory awaiting customer acceptance at customer sites and increased service depot inventory required to support new service contracts sold during the year. In addition, deferred inventory costs increased by $6.2 million primarily due to a number of sales contracts where the earnings process was not complete at the end of 2009.

Net income for 2008 was $78.8 million, which included non-cash charges of $37.7 million. However, this included the recognition of $165.8 million of deferred revenue and $78.4 million of associated deferred inventory costs related to prior period sales. See the Overview section above for more information. Net cash used to fund working capital was $96.6 million. This reflected the reduction of deferred revenue of $152.0 million offset by a reduction in deferred inventory costs of $76.5 million. Accounts receivable increased by $31.8 million primarily due to delays in customer payments and a number of customers deciding not to take early pay discounts in the period. This was offset by an increase in accounts payable of $16.8 million reflecting longer payment terms received from key suppliers at the end of the year. Accrued liabilities and other expenses increased by $3.4 million due to the timing of payments made during the period.

Investing Activities

Net cash used in investing activities in 2010 was $45.7 million primarily reflecting a net usage of cash of $20.8 million from purchases, net of maturities and calls of investments which also included proceeds of $24.5 million related to our exercise of the Put Rights associated with our UBS Financial Services, Inc. (“UBS”) ARS. Additionally, we purchased $20.7 million of capital expenditures during the year and we made a $4.5 million cost-method investment in the second quarter of 2010. During 2009, net cash used in investing activities was $33.3 million primarily due to the purchase of available-for-sale investments of $163.9 million and additions to property, plant and equipment for the period of $15.4 million. This was offset by proceeds of $144.8 million from maturities and calls of investments, $1.5 million of proceeds from sales of available-for-sale investments during the period and $1.1 million change in restricted cash. During 2008, net cash provided by investing activities was $44.2 million, primarily consisting of net proceeds from the purchase, maturity and sale of investments in the period of $65.5 million, reflecting the transfer of funds from corporate bonds, agency notes and commercial paper to money market funds during the period. This was offset by additions to property, plant and equipment for the period of $22.9 million.

Financing Activities

Net proceeds from financing activities in 2010 were $19.0 million primarily related to $19.3 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (“ESPP”) and other equity plans. This was offset by $0.3 million related to payments for purchase of assets under a financing arrangement. Net proceeds from financing activities in 2009 were $8.9 million primarily due to $9.3 million in proceeds from the issuance of common stock under our ESPP and other equity plans partially offset by $0.2 million reduction of tax benefit from stock option transactions. Net proceeds from financing activities in 2008 were $11.7 million due to $11.5 million in proceeds from the issuance of common stock under our ESPP and other equity plans and $0.2 million related to excess tax benefit from stock option transactions.

Auction Rate Securities

As of December 25, 2010, we held $8.9 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, we determined that we did not intend to sell these securities and did not believe that it was more likely than not that we would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During 2010, $0.8 million of these ARS (par value) were called at par value.

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

Liquidity

At December 25, 2010, we held $8.9 million (par value) of available-for-sale ARS which have contractual maturity terms of up to 35 years and it is not clear when we will be able to liquidate these investments.

In the next twelve months, capital expenditures are expected to be approximately $40 million, primarily for product development and manufacturing expansion related to new products. In addition, we may experience an increase in working capital requirements as we complete future product transitions. We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of December 25, 2010:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations (1)	$41,714	$41,714	$—	$—	$—
Operating leases	32,928	4,243	7,622	6,627	14,436

Total contractual obligations (2)	$74,642	$45,957	$7,622	$6,627	$14,436

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)

Tax liabilities of $0.8 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases. We had $4.0 million of standby letters of credit outstanding as of December 26, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of December 25, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, accrued warranty, fair value measurement of investments, cash and cash equivalents, short-term and long-term investments, other-than-temporary impairments and accounting for income taxes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using ESP of deliverables if a vendor does not have VSOE of selling price or TPE of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price.

We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis for applicable transactions entered into or materially modified after December 26, 2009.

In connection with our adoption of these standards, we re-evaluated the appropriate revenue recognition treatment of our products and determined that the majority of our products, which have both software and non-software components that function together to deliver the products’ essential functionality, are scoped out of the previous software specific revenue recognition guidance.

Substantially all of our product sales are sold in combination with software support services comprised of either software warranty or software subscription services. We also periodically sell training, installation and deployment services, spares management and on-site hardware replacement services with our product sales. Training services include the right to a specified number of training classes and installation and deployment services may include customer site assessments, equipment installation and testing. Training and installation and deployment services are generally delivered over a 90-120 day period. Software warranty provides customers with maintenance releases and patches during the warranty support period. Software subscription also includes maintenance releases and patches and provides customers with rights to receive unspecified software product upgrades released during the support period. These support services are generally delivered over a one-year period. Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements and are generally delivered over a one-year period.

We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with the customer; (2) delivery has occurred, which is when product title and risk of loss have transferred to the customer; (3) customer payment is deemed fixed and determinable; and (4) collectability is reasonably assured.

We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element has been met.

VSOE of selling price is used in the selling price allocation in all instances where it exists. VSOE of selling price for products and services is determined when a substantial majority of the selling prices fall within a reasonable range when sold separately. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This mainly occurs where insufficient standalone sales transactions have occurred or where pricing for that element has not been consistent.

TPE of selling price can be established by evaluating largely interchangeable competitor products or services in standalone sales to similarly situated customers. As our products contain a significant element of proprietary technology and the solution offered differs substantially from that of competitors, it is typically difficult to obtain the reliable standalone competitive pricing necessary to establish TPE.

ESP represents the best estimate of the price at which we would transact a sale if the product or service was sold on a standalone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to customer type, geography, market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through formal approval by our management, taking into consideration the overall go-to-market pricing strategy.

As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple element arrangements could differ materially from that recorded in the current period. We regularly review VSOE, TPE, and ESP and maintain internal controls over the establishment and update of these inputs.

We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges. We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting. Under the new revenue recognition guidance, more of our products and services qualify as separate units of accounting based on the selling price hierarchy for determination of relative selling price.

Our adoption of the new accounting guidance for revenue recognition resulted in an increase in total revenues of $31.0 million, from $423.4 million to $454.4 million in the year ended December 25, 2010. In addition, the new accounting guidance for revenue recognition resulted in a decrease in net loss of $12.3 million, from a net loss of $40.2 million to net loss of $27.9 million in the year ended December 25, 2010.

These increases in revenues are primarily related to an increase in net product revenues from bundled arrangements which would have previously been deferred until all deliverables had been completed or recognized ratably over the longest undelivered service period as VSOE of selling price had not been established for the undelivered element. In addition, we recognized product revenue on a number of purchase orders which had been partially shipped at the end of 2010. The impact of the new revenue recognition guidance in future periods will depend on the number of bundled arrangements entered into by us with undelivered elements for which VSOE of selling price had not been established under the existing software revenue recognition guidance.

We have a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. Our multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenues related to these software offerings are not expected to be material.

Revenue arrangements entered into prior to the first quarter of 2010 continue to be accounted for under our previous revenue recognition policy.

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

•

In October 2009, we started using our own historical data to estimate the expected term. Previously, we elected to use the simplified method to estimate the expected term due to increased liquidity of the underlying options in the post-IPO era as compared to our historical grants.

•

Expected volatility of our stock is based on the weighted-average implied and historical volatility of Infinera and our peer group. The peer group is comprised of similar companies in the same industrial sector. As we gain more historical volatility data, the weighting of our own data in the expected volatility calculation associated with options will gradually increase.

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive six-month offering periods, except for the first such offering period which commenced on June 7, 2007 and ended on February 15, 2008. We use our own historical volatility data in the valuation of ESPP shares.

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

We estimate the fair value of performance share units (“PSUs”) granted using a Monte Carlo simulation model. We granted PSUs in 2009 as part of our annual refresh grant process. The PSUs entitle our executive officers and members of our board of directors to receive a number of shares of our common stock based on our stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of our common stock price compared to NASDAQ. This performance metric is classified as a market condition.

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

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 25, 2010 and December 26, 2009, our inventory value had been reduced by $5.2 million and $2.7 million, respectively, for excess and obsolescence. In valuing our deferred inventory costs, we considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recognized inventory write-downs as necessary in each period in order to reflect common equipment inventory at the lower of cost or market (“LCM”). As of December 25, 2010 and December 26, 2009, our inventory value had been reduced by $2.5 million and $2.6 million, respectively, for LCM adjustments. In addition, our deferred inventory costs were reduced by $1.0 million for net realizable value adjustments as of December 25, 2010.

We considered whether we should accrue losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below-cost, we have also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We record our accounts receivable at the invoiced value. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 25, 2010 and December 26, 2009, our allowance for doubtful accounts was zero. In 2009, we recorded a recovery of doubtful accounts for $1.7 million.

Accrued Warranty

We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products or the related components that may be returned under warranty. Our hardware warranty periods range from one to five years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty accrual is based on actual historical returns experience and the application of those historical return rates to our in-warranty installed base. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We have software warranty support obligations to a small number of our customers and the costs associated with providing these software warranties have been immaterial to our consolidated financial statements to date.

Cash, Cash Equivalents and Short-term and Long-term Investments

We consider all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. These instruments may include cash, money market funds and commercial paper. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Marketable securities consist of certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and ARS and Put Rights. We consider all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. We classify debt instruments with remaining maturities greater than one year as long-term investments, unless we intend to settle our holdings within one year or less and in such case it is considered to be short-term investments. We determine the appropriate classification of our marketable securities at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

Fair Value Measurement of Investments

The fair value of our financial instruments reflects the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in our consolidated financial statements are based on information available to us as of December 25, 2010.

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

We classify our ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

Our ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for its ARS, we used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, we performed our own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of December 25, 2010, and therefore incorporated both valuations in the our fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of December 25, 2010, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 150 basis points (“bps”) for our A3 rated securities and 150 bps to 350 bps for its AAA rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 235 bps to 410 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. We held $5.0 million par value of AAA rated securities and $3.9 million par value of ARS that were downgraded to A3 rating during 2009. Our ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. Our valuation analysis indicates that the estimated credit risk element included in the discount rate was 210 bps for A3 rated securities and 320 bps for AAA rated securities.

•	Estimated maturity

Our estimated the workout period of our ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, we used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 15.2 years and 17.2 years.

Put Rights

Put Rights associated with our ARS holdings with UBS were classified as Level III because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. The fair value of the Put Rights was equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. We performed our own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

On June 30, 2010, we elected to exercise the Put Rights associated with the $24.5 million (par value) of the ARS covered by the UBS settlement and received cash proceeds from the sale of these securities to UBS. See Note 3, “Fair Value Measurements and Other-Than-Temporary Impairments” to the Consolidated Financial Statements for more information.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of June 26, 2010 were as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on our intent to exercise our Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate as adjusted for a failed auction premium of 120 bps for all of our ARS, except for 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by approximately 50 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

Other-Than-Temporary Impairments

We review our available-for-sale marketable debt securities on a regular basis to evaluate whether or not a security has experienced an other-than-temporary decline in fair value. If a debt security’s market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before our anticipated recovery, we record an OTTI charge to earnings for the entire amount of the impairment.

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

Derivative Instruments

As discussed in Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements, we mainly hold non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. We estimate the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. As a result, we classify our derivative instruments as Level II of the fair value hierarchy.

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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 25, 2010 and December 26, 2009, certain of our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoptions and effects on us.

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

The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of December 25, 2010 and December 26, 2009 would result in a loss of approximately $1.8 million and $1.3 million, respectively. Beginning in the second quarter of 2009, we established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on our operating results. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash totaling $295.7 million and $275.5 million as of December 25, 2010 and December 26, 2009, respectively. As of December 25, 2010, we invested in certificates of deposit, money market funds, commercial paper, corporate bonds and ARS. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2010 and 2009, our interest income would have declined approximately $0.1 million and $0.2 million, respectively, assuming consistent investment levels.

As of December 25, 2010 and December 26, 2009, we had no debt outstanding.

Auction Rate Securities and Put Rights

As of December 25, 2010, we held $8.9 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7 to 35 days. These securities have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these ARS have failed and there is no assurance that future auctions will succeed. As a result, our ability to liquidate our investment in the near-term may be limited. These ARS were purchased from a single broker, who to date, has not offered to repurchase these ARS from us. Of these ARS, $5.0 million and $3.9 million (par value) are AAA and A3 rated, respectively, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During the year ended December 25, 2010, $0.8 million of these ARS were called at par value. It is not clear when we will be able to liquidate these investments.

In October 2008, we elected to participate in a rights offering by UBS, which provided us with Put Rights to sell back all of our ARS purchased from UBS at par value of $65.7 million, at anytime during a two-year period beginning June 30, 2010. As of June 26, 2010, $41.2 million of our ARS trading securities had been called at par value. On June 30, 2010, we elected to exercise the Put Rights and as a result, received net cash proceeds of $24.5 million, representing a full recovery of par value.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Infinera Corporation

We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Infinera Corporation changed its method of accounting for revenue recognition with the adoption of amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both adopted effective December 27, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 1, 2011

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Infinera Corporation

We have audited Infinera Corporation’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2010 of Infinera Corporation and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 1, 2011

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$113,649	$109,859
Short-term investments	168,013	143,350
Short-term restricted cash	1,856	1,533
Accounts receivable	75,931	69,483
Other receivables	4,420	927
Inventories, net	81,893	68,872
Deferred inventory costs	6,715	5,891
Prepaid expenses and other current assets	9,118	8,313

Total current assets	461,595	408,228

Property, plant and equipment, net	51,740	43,656
Deferred inventory costs, non-current	2,512	4,438
Long-term investments	9,953	18,255
Cost-method investment	4,500	—
Long-term restricted cash	2,235	2,480
Deferred tax asset	11,882	12,449
Other non-current assets	7,108	2,439

Total assets	$551,525	$491,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,658	$31,129
Accrued expenses	19,790	13,929
Accrued compensation and related benefits	25,098	19,248
Accrued warranty	5,696	6,091
Deferred revenue	21,958	18,295
Deferred tax liability	11,882	12,649

Total current liabilities	120,082	101,341

Accrued warranty, non-current	5,726	5,049
Deferred revenue, non-current	4,633	8,080
Other long-term liabilities	10,335	8,968
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2010 and 2009 Issued and outstanding shares—102,492 in 2010 and 96,874 in 2009	102	97
Additional paid-in capital	817,200	747,580
Accumulated other comprehensive loss	(1,261)	(1,810)
Accumulated deficit	(405,292)	(377,360)

Total stockholders’ equity	410,749	368,507

Total liabilities and stockholders’ equity	$551,525	$491,945

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Revenue:
Product	$401,578	$276,012	$306,808
Ratable product and related support and services	6,155	4,231	193,705
Services	46,619	28,858	18,699

Total revenue	454,352	309,101	519,212
Cost of revenue:
Cost of product	225,183	189,723	184,234
Cost of ratable product and related support and services	3,217	1,931	91,625
Cost of services	19,945	12,308	9,798
Restructuring and other costs (credit) related to cost of revenue	(182)	3,038	—

Total cost of revenue	248,163	207,000	285,657
Gross profit	206,189	102,101	233,555
Operating expenses:
Research and development	118,518	97,288	80,578
Sales and marketing	58,103	48,391	43,262
General and administrative	58,098	45,269	36,282
Restructuring and other costs	159	814	—

Total operating expenses	234,878	191,762	160,122

Income (loss) from operations	(28,689)	(89,661)	73,433
Other income (expense), net:
Interest income	1,390	2,688	8,549
Interest expense	—	—	(3)
Total other-than-temporary impairment losses	—	(2,747)	—
Portion of loss recognized in other comprehensive loss	—	1,653	—

Net impairment losses recognized in earnings	—	(1,094)	—
Other gain (loss), net	(316)	(426)	(528)

Total other income (expense), net	1,074	1,168	8,018

Income (loss) before income taxes	(27,615)	(88,493)	81,451
Provision for (benefit from) income taxes	317	(1,871)	2,723

Net income (loss)	$(27,932)	$(86,622)	$78,728

Net income (loss) per common share:
Basic	$(0.28)	$(0.91)	$0.85

Diluted	$(0.28)	$(0.91)	$0.81

Weighted average shares used in computing net income
(loss) per common share:
Basic	99,380	95,468	92,427

Diluted	99,380	95,468	97,088

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 27, 2008, December 26, 2009 and December 25, 2010

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2007	91,580	$92	$663,870	$78	$(369,466)	$294,574
Stock options exercised	1,477	1	3,188	—	—	3,189
ESPP shares purchased	794	1	8,290	—	—	8,291
Stock options repurchased	(20)	—	(29)	—	—	(29)
Reclassification of options exercised but not vested	—	—	1,234	—	—	1,234
Restricted stock units released	101	—	—	—	—	—
Warrants, net exercised	231	—	—	—	—	—
Stock-based compensation	—	—	22,559	—	—	22,559
Tax benefit from stock option transactions	—	—	593	—	—	593
Comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	(2,835)	—	(2,835)
Foreign currency translation adjustment	—	—	—	(841)	—	(841)
Net income	—	—	—	—	78,728	78,728
Total comprehensive income						75,052

Balance at December 27, 2008	94,163	$94	$699,705	$(3,598)	$(290,738)	$405,463

Stock options exercised	954	1	2,108	—	—	2,109
ESPP shares purchased	1,239	1	7,200	—	—	7,201
Stock options repurchased	(16)	—	(31)	—	—	(31)
Reclassification of options exercised but not vested	—	—	640	—	—	640
Restricted stock units released	466	1	(1)	—	—	—
Warrants, net exercised	68	—	—	—	—	—
Stock-based compensation	—	—	38,552	—	—	38,552
Tax benefit from stock option transactions	—	—	(593)	—	—	(593)
Comprehensive loss:
Unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments, inclusive of tax effect of $315	—	—	—	(1,238)	—	(1,238)
Unrealized gain on all other available-for-sale investments	—	—	—	2,805	—	2,805
Foreign currency translation adjustment	—	—	—	221	—	221
Net loss	—	—	—	—	(86,622)	(86,622)
Total comprehensive loss						(84,834)

Balance at December 26, 2009	96,874	$97	$747,580	$(1,810)	$(377,360)	$368,507

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 27, 2008, December 26, 2009 and December 25, 2010—

(Continued)

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 26, 2009 (brought forward)	96,874	$97	$747,580	$(1,810)	$(377,360)	$368,507
Stock options exercised	3,094	3	11,847	—	—	11,850
ESPP shares purchased	1,205	1	7,561	—	—	7,562
Stock options repurchased	(3)	—	(14)	—	—	(14)
Reclassification of options exercised but not vested	—	—	200	—	—	200
Restricted stock units released	1,322	1	(13)	—	—	(12)
Stock-based compensation	—	—	50,039	—	—	50,039
Comprehensive loss:
Unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	—	—	—	820	—	820
Unrealized gain on all other available-for-sale investments	—	—	—	(30)	—	(30)
Foreign currency translation adjustment	—	—	—	75	—	75
Tax related to available-for-sale investment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(27,932)	(27,932)
Total comprehensive loss						(27,383)

Balance at December 25, 2010	102,492	$102	$817,200	$(1,261)	$(405,292)	$410,749

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(27,932)	$(86,622)	$78,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,619	16,547	12,975
Non-cash restructuring and other costs	100	2,973	—
Net credit impairment losses in earnings	—	1,094	—
Provision for (recovery of) doubtful accounts	—	(1,700)	1,700
Amortization of premium (accretion of discount) on investments	3,761	604	(893)
Stock-based compensation expense	50,335	37,375	23,819
Unrealized (gain) loss on Put Rights	1,696	3,761	(15,866)
Unrealized holding (gain) loss for trading securities	(1,696)	(4,584)	16,762
Tax benefit (reversal) of stock option transactions	—	248	(248)
Reduction of (excess) tax benefit from stock option transactions	—	(593)	593
Non-cash tax benefit	(316)	(315)	—
Gain on disposal of assets	(179)	(284)	(1,107)
Other (gain) loss	(96)	(134)	7
Changes in assets and liabilities:
Accounts receivable	(6,755)	1,834	(31,796)
Inventories, net	(13,143)	(8,618)	(821)
Prepaid expenses and other current assets	1,296	(2,244)	(2,463)
Deferred inventory costs	928	(6,180)	76,538
Other non-current assets	(3,936)	(7,345)	(6,081)
Accounts payable	1,161	(2,594)	16,767
Accrued liabilities and other expenses	9,196	18,964	3,387
Deferred revenue	216	3,968	(152,030)
Accrued warranty	282	1,199	(53)

Net cash provided by (used in) operating activities	30,537	(32,646)	19,918
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(253,130)	(163,870)	(226,014)
Purchase of cost-method investment	(4,500)	—	—
Proceeds from sales of available-for-sale investments	—	1,536	108,190
Proceeds from maturities and calls of investments, and exercise of Put Rights	232,333	144,795	183,339
Proceeds from disposal of assets	324	699	1,192
Purchase of property and equipment	(20,672)	(15,394)	(22,941)
Change in restricted cash	(77)	(1,113)	439

Net cash provided by (used in) investing activities	(45,722)	(33,347)	44,205
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	19,348	9,310	11,482
Excess (reduction of) tax benefit from stock option transactions	—	(248)	248
Repurchase of common stock	(14)	(31)	(29)
Payments for purchase of assets under financing arrangement	(349)	(87)	—

Net cash provided by financing activities	18,985	8,944	11,701
Effect of exchange rate changes on cash	(10)	138	(263)
Net change in cash and cash equivalents	3,790	(56,911)	75,561
Cash and cash equivalents at beginning of period	109,859	166,770	91,209

Cash and cash equivalents at end of period	$113,649	$109,859	$166,770

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$3
Cash paid for income taxes	$739	$1,442	$1,036

Supplemental schedule of non-cash financing activities
Purchase of assets under financing arrangement	$—	$567	$—

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera provides Digital Optical Networking systems to telecommunications carriers worldwide. Infinera’s systems are unique in their use of a breakthrough semiconductor technology: the photonic integrated circuit (“PIC”). Infinera’s systems and PIC technology are designed to provide customers with simpler and more flexible engineering and operations, faster time-to-service, and the ability to rapidly deliver differentiated services without reengineering their optical infrastructure.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2010, 2009 and 2008 were all 52-week years that ended on December 25, 2010, December 26, 2009 and December 27, 2008, respectively. The next 52-week year will end on December 29, 2012 and the next 53-week year will end on December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.	Significant Accounting Policies

Use of Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, allowance for doubtful accounts, accrued warranty, cash and cash equivalents, short-term and long-term investments, fair value measurement of investments, other-than-temporary impairments and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s adoption of the new accounting guidance for revenue recognition resulted in an increase in total revenues of $31.0 million, from $423.4 million to $454.4 million in the year ended December 25, 2010. In addition, the new accounting guidance for revenue recognition resulted in a decrease in net loss of $12.3 million, from a net loss of $40.2 million to net loss of $27.9 million in the year ended December 25, 2010.

These increases in revenues are primarily related to an increase in net product revenues from bundled arrangements which would have previously been deferred until all deliverables had been completed or recognized ratably over the longest undelivered service period as VSOE of selling price had not been established for the undelivered element. In addition, the Company recognized product revenue on a number of purchase orders which had been partially shipped at the end of 2010. The impact of the new revenue recognition guidance in future periods will depend on the number of bundled arrangements entered into by the Company with undelivered elements for which VSOE of selling price had not been established under the existing software revenue recognition guidance.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

In October 2009, the Company started using its own historical data to estimate the expected term. Previously, the Company elected to use the simplified method to estimate the expected term due to increased liquidity of the underlying options in the post-IPO era as compared to the Company’s historical grants.

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

The Company estimates the fair value of performance stock units (“PSUs”) granted using a Monte Carlo simulation model. The Company granted PSUs in 2009 as part of the Company’s annual refresh grant process. The PSUs entitle the Company’s executive officers and members of its board of directors to receive a number of shares of the Company’s common stock based on the Company’s stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ. This performance metric is classified as a market condition.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 25, 2010 and December 26, 2009, the Company’s inventory value had been reduced by $5.2 million and $2.7 million, respectively, for excess and obsolescence. In valuing its deferred inventory costs, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 25, 2010 and December 26, 2009, the Company’s inventory value had been reduced by $2.5 million and $2.6 million, respectively, for LCM adjustments. In addition, the Company’s deferred inventory costs were reduced by $1.0 million for net realizable value adjustments as of December 25, 2010.

The Company considered whether it should accrue losses on firm purchase commitments related to inventory items. Given that the expected selling price of common equipment in the future remains below-cost, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. The Company records its accounts receivable at the invoiced value. Management makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 25, 2010 and December 26, 2009, the Company’s allowance for doubtful accounts was zero. In 2009, the Company recorded a recovery of doubtful accounts for $1.7 million.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2008, 2009 and 2010. These were not material for any period presented on the Company’s consolidated financial statements. At December 25, 2010 and December 26, 2009, revenue reserves recorded for potential sales returns were immaterial.

Accrued Warranty

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods range from one to five years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty accrual is based on actual historical returns experience and the application of those historical return rates to the Company’s in-warranty installed base. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company has software warranty support obligations to a small number of its customers and the costs associated with providing these software warranties have been immaterial to the Company’s consolidated financial statements to date.

Cash, Cash Equivalents and Short-term and Long-term Investments

The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. These instruments may include cash, money market funds and commercial paper. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Marketable securities consist of certificates of deposit, commercial paper, corporate bonds, U.S. agency notes, auction rate securities (“ARS”) and Put Rights. The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments, unless the Company intends to settle its holdings within one year or less and in such case it is considered to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurement of Investments

The fair value of the Company’s financial instruments reflects the estimates of amounts that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in the Company’s consolidated financial statements are based on information available to us as of December 25, 2010.

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

The Company classifies its ARS and related Put Rights within Level III of the fair value hierarchy as follows:

Auction Rate Securities

The Company’s ARS are classified within Level III because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The recent uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of December 25, 2010, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of December 25, 2010, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current U.S. Treasury Bill (“T-Bill”) rate adjusted for a failed auction premium of 150 basis points (“bps”) for its A3 rated securities and 150 bps to 350 bps for its AAA rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted by a factor that ranged from 235 bps to 410 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. The Company held $5.0 million par value of AAA rated securities and $3.9 million par value of ARS that were downgraded to A3 rating during 2009. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 210 bps for A3 rated securities and 320 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date ranged from 15.2 years to 17.2 years.

Put Rights

Put Rights associated with the Company’s ARS holdings with UBS Financial Services, Inc. (“UBS”) were classified as Level III because they were valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. The fair value of the Put Rights is equal to the difference between the fair value of the UBS ARS calculated as described above and their value including the impact of the Put Rights. The Company performed its own discounted cash flow analysis to calculate the fair value of the UBS ARS including the impact of the Put Rights.

On June 30, 2010, the Company elected to exercise the Put Rights associated with the $24.5 million (par value) of the ARS covered by the UBS settlement and received cash proceeds from the sale of these securities to UBS.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the UBS ARS including the impact of the Put Rights as of June 26, 2010 were as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for the ARS would be repaid on June 30, 2010, based on the Company’s intent to exercise its Put Rights and sell these securities to UBS on that date. In addition, future interest payments were estimated as described in each individual prospectus and based on the then current T-Bill rate as adjusted for a failed auction premium of 120 bps for all of the Company’s ARS, except for 150 bps for A3 rated securities.

•	Discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the expected sale date of these securities. As of the measurement date, this rate was adjusted by approximately 50 bps which represented a discount factor to reflect UBS credit risk and UBS’ potential inability to perform its obligations under the Put Rights agreement.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-Than-Temporary Impairments

The Company reviews its available-for-sale marketable debt securities on a regular basis to evaluate whether or not a security has experienced an other-than-temporary decline in fair value. If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment (“OTTI”) charge to earnings for the entire amount of the impairment.

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

Estimated Useful lives
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	1.5 to 3 years
Leasehold improvements	1 to 10 years

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced to the estimated fair value. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the carrying value of the assets is depreciated over the newly determined remaining useful lives.

Deferred Inventory Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria or the costs are related to product sales bundled with training, software warranty or product support services where the revenue is deferred and recognized ratably, the Company also defers the related inventory costs for the delivered items and recognizes the inventory costs either ratably or when the related revenue meets the revenue recognition criteria.

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 25, 2010 and December 26, 2009, certain of the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments, cost-method investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 25, 2010, the Company held $8.9 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7 to 35 days. These securities have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these ARS have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term may be limited. These ARS were purchased from a single broker, who to date, has not offered to repurchase these remaining ARS from the Company. Of these ARS, $5.0 million and $3.9 million (par value) are AAA and A3 rated, respectively, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During 2010, $0.8 million of these ARS (par value) were called at par value. It is not clear when the Company will be able to liquidate these investments.

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

In May 2010, the Company invested $4.5 million in a privately-held company. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.

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

As of December 25, 2010, the Company had amounts due from two customers that represented approximately 11% and 12% of the Company’s accounts receivable balance. As of December 26, 2009, the Company had amounts due from two customers that represented approximately 21% and 13% of the Company’s accounts receivable balance.

To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 15%, 17% and 25% of the Company’s revenue in 2010, 2009 and 2008, respectively. The Company had no other customer that represented over 10% of the Company’s revenue for these periods.

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

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivable, and therefore, do not subject the Company to material balance sheet risk. As of December 25, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes.

From time to time, the Company also uses foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts are designated as cash flow hedges and would match the underlying forecasted transactions in duration. The contracts would be carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses would be recorded as Accumulated other comprehensive loss until the forecasted transaction occurs. For foreign currency exchange forward contracts designated as cash flow hedges, the Company evaluates and calculates the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue. If it is determined that a hedged forecasted transaction is unlikely to occur, the Company discontinues its cash flow hedges and any gains or losses on the foreign currency exchange forward contracts would be reclassified from other comprehensive income into earnings.

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

For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign currency transaction loss recorded in 2010, 2009 and 2008 were $0.7 million, $1.7 million and $0.8 million, respectively. Beginning in the second quarter of 2009, the Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings from accounts receivable balances primarily denominated in Euro. The foreign currency transactions on these forward contracts amounted to a gain of $0.9 million in 2010 and a loss of $1.0 million in 2009, and substantially offset the transaction gains and losses from the re-measurement of the related accounts receivable.

Advertising

All advertising costs are expensed as incurred. Advertising expenses in 2010, 2009 and 2008 were $1.1 million, $0.8 million and $0.5 million, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level III measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which is effective for fiscal years beginning after December 15, 2010. Effective in the first quarter of 2010, the Company adopted the provisions of ASU 2010-06 which resulted in the enhancement of certain disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company adopted the amended disclosure requirements for Levels 1 and 2 beginning in its fiscal quarter ended March 26, 2010. The adoption of the amended disclosure requirements for fair value measurements did not affect the Company’s disclosures because it did not transfer financial assets or liabilities between levels in the fair value hierarchy.

FASB ASU 2009-13 updates the existing guidance on accounting for multiple-element revenue arrangements. Specifically, this guidance expands the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for when individual deliverables within a multiple-element arrangement may be treated as separate units of accounting. In addition, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables or units of accounting by no longer permitting the residual method of allocating arrangement consideration. This standard will be effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. Effective for the first quarter of 2010, the Company elected to early adopt ASU 2009-13 with prospective application. See section titled, “Revenue Recognition” above for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial position, results of operations or cash flows.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASU 2009-14 significantly changes the accounting for revenue arrangements that include both tangible product and software elements. This new standard amends the scope of pre-existing software revenue guidance by excluding non-software components of software-reliant tangible products in addition to software products bundled with tangible products where the software components and non-software components function together to deliver the products’ essential functionality. This standard will be effective for the first annual period beginning on or after June 15, 2010 and may be applied retrospectively, for all periods presented or prospectively, with early adoption permitted. Effective for the first quarter of 2010, the Company elected to early adopt ASU 2009-14 with prospective application. See section titled, “Revenue Recognition” above for further discussion of the impact of the early adoption of this standard on the Company’s consolidated financial position, results of operations or cash flows.

3.	Fair Value Measurements and Other-Than-Temporary Impairments

Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its marketable securities measured at fair value:

	December 25, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets
Money market funds	$37,010	$—	$—	$37,010
Certificates of deposit	—	240	—	240
Commercial paper	—	82,415	—	82,415
Corporate bonds	—	90,620	—	90,620
ARS	—	—	7,790	7,790
Derivatives	—	303	—	303

Total assets	$37,010	$173,578	$7,790	$218,378

Liabilities
Derivatives	$—	$74	$—	$—

Total liabilities	$—	$74	$—	$—

	December 26, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Money market funds	$69,691	$—	$—	$69,691
Certificates of deposit	—	720	—	720
Commercial paper	—	33,435	—	33,435
Corporate bonds	—	42,410	—	42,410
U.S. agency notes	—	31,915	—	31,915
ARS	—	—	7,671	7,671

Total available-for-sale investments	$69,691	$108,480	$7,671	$185,842
ARS—trading	—	—	49,911	49,911
Put Rights	—	—	10,864	10,864

Total investments measured at fair value	$69,691	$108,480	$68,446	$246,617

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, there were no transfers of assets or liabilities between Level I and Level II and there were no transfers into or out of Level III financial assets. The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level III) inputs:

		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Income		Calls		December 25, 2010
	(In thousands)
ARS—available-for-sale	$7,671	$—		$763	(3)	$(644	)(4)	$7,790
ARS—trading securities	49,911	1,696	(1)	—		(51,607	)(4)	—
Put Rights	10,864	(1,696	)(2)	—		(9,168	)(4)	—

Total	$68,446	$—		$763		$(61,419)		$7,790

(1)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying consolidated statements of operations.
(2)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying consolidated statements of operations.
(3)	Amount represents the change in the non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheet.
(4)	Amount represents the fair market value of the securities called and related Put Rights. Realized gains on these calls were immaterial.

	December 27, 2008	Total Net Gains (Losses) Included In				Calls		December 26, 2009
		Other Income (Expense), Net		Other Comprehensive Income
	(In thousands)
ARS—available-for-sale	$7,361	$(1,094	)(1)	$1,663	(4)	$(259	)(5)	$7,671
ARS—trading securities	48,888	4,585	(2)	—		(3,562	)(5)	49,911
Put Rights	15,866	(3,761	)(3)	—		(1,241	)(5)	10,864

Total	$72,115	$(270)		$1,663		$(5,062)		$68,446

(1)	Amount represents the credit loss related OTTI recorded as Other income (expense), net in the accompanying consolidated statements of operations.
(2)	Amount represents the increase in the fair value of ARS trading securities recorded as Other gain (loss), net in the accompanying consolidated statements of operations.
(3)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying consolidated statements of operations.
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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments were as follows:

	December 25, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market funds	$37,010		$—	$—	$—	$37,010
Certificates of deposit	240		—	—	—	240
Commercial paper	82,428		—	4	(17)	82,415
Corporate bonds	90,644		—	8	(32)	90,620
ARS	7,893	(1)	(103)	—	—	7,790	(2)

Total available-for-sale investments	$218,215		$(103)	$12	$(49)	$218,075

(1)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings in the prior year.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

	Adjusted Amortized Cost		December 26, 2009			Estimated Fair Value
			Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
Money market funds	$69,691		$—	$—	$—	$69,691
Certificates of deposit	720		—	—	—	720
Commercial paper	33,436		—	—	(1)	33,435
Corporate bonds	42,426		—	22	(38)	42,410
U.S. agency notes	31,905		—	10	—	31,915
ARS	8,594	(1)	(923)	—	—	7,671	(2)

Total available-for-sale investments	$186,772		$(923)	$32	$(39)	$185,842
ARS—trading	60,775		—	—	(10,864)	49,911	(2)
Put Rights	—		—	10,864	—	10,864

Total investments	$247,547		$(923)	$10,896	$(10,903)	$246,617

(1)	Amount represents the par value less $1.1 million of credit-related OTTI recognized through earnings for the year ended December 26, 2009.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of December 25, 2010, the Company’s available-for-sale investments in certificates of deposit, commercial paper and corporate bonds have a contractual maturity term of up to approximately one year, and ARS have contractual maturity terms of up to 35 years. The Company recorded credit-related OTTI for available-for-sale investments in Other income (expense), net beginning in the second quarter of 2009. Proceeds from maturities and calls of available-for-sale investments, and exercise of Put Rights were $232.3 million in the year ended December 25, 2010. Proceeds from maturities and calls of available-for-sale investments were $144.8 million in the year ended December 25, 2009. Gross realized gains (losses) on short-term and long-term investments were immaterial for the period. The specific identification method is used to account for gains and losses on available-for-sale investments.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2008, the Company elected to participate in a rights offering by UBS, which provided the Company with Put Rights to sell back all of its ARS purchased from UBS at par value of $65.7 million, at any time during a two-year period beginning June 30, 2010. As of June 26, 2010, $41.2 million of the Company’s ARS trading securities had been called at par value. On June 30, 2010, the Company elected to exercise the Put Rights and as a result, received net cash proceeds of $24.5 million, representing a full recovery of par value. All related assets and liabilities have been removed from the balance sheet and there was no impact to the Company’s consolidated statements of operations.

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

Other-Than-Temporary Impairments

As of December 25, 2010, the Company held $8.9 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which is recognized as Other gain (loss), net in the Company’s consolidated statements of operations, and an amount related to all other factors, which is recorded in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

These ARS had a net increase in fair value of $0.8 million for the year ended December 25, 2010. This change was recognized in Accumulated other comprehensive loss in the Company’s consolidated balance sheet. The Company did not recognize any additional OTTI credit loss on any of its securities during the year ended December 25, 2010. During the year ended December 25, 2010, $0.8 million of these ARS (par value) were called at par value.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows:

(In thousands)	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Loss
Balance at December 26, 2009	$8,594	$(1,057)	$569	$(1,492)	$(923)
Unrealized gain	—	—	763	—	763
Call on investments	(701)	99	(46)	103	57

Balance at December 25, 2010	$7,893	$(958)	$1,286	$(1,389)	$(103)

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an increase of $0.2 million in the credit loss related portion of the OTTI.

4.	Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company will regularly evaluate the carrying value of this cost-method investment for impairment. As of December 25, 2010, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during 2010.

5.	Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counterparty consistently. The forward contracts entered into during 2010 were denominated in Euros and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity at rates agreed to at inception of the contracts. As of December 25, 2010, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. For the years ended December 25, 2010 and December 26, 2009, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables not designated as hedging instruments was a gain of $0.9 million and a loss of $1.0 million, respectively, included in Other gain (loss), net in the consolidated statement of operations.

Cash Flow Hedges

The Company used foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts were designated as cash flow hedges and matched the underlying forecasted transactions in duration. The contracts were carried on the balance sheet at fair value, and the effective portion of the contracts’ gains and losses was recorded as Accumulated other comprehensive income until the forecasted transaction occurred. For foreign

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency exchange forward contracts designated as cash flow hedges, the Company evaluated and calculated the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurred, the Company reclassified the related gain or loss on the cash flow hedge to revenue. If it was determined that a hedged forecasted transaction was unlikely to occur, any gains or losses on the foreign currency exchange forward contracts were reclassified from other comprehensive income into earnings. In the fourth quarter of 2010, the Company recognized a gain of $0.3 million in Other gain (loss), net, resulting from the discontinuance of hedge accounting for its cash flow hedges because it was no longer probable that the original forecasted transactions would occur within two months of the originally specified transaction dates.

The before-tax effect of foreign currency forward contracts that were designated as cash flow hedges was as follows:

	Year Ended December 25, 2010
	(In thousands)

Gain recognized in total revenue	$26	(1)
Gain (loss) recognized in Accumulated other comprehensive loss	$432
Gain reclassed from Accumulated other comprehensive loss to total revenue	$129
Gain reclassed from Accumulated other comprehensive loss to Other gain (loss), net	$303

(1)	Amount represents gain recognized in total revenue related to forward contracts initiated during the first quarter of 2010.

The fair value of derivative instruments in the Company’s consolidated balance sheet as of December 25, 2010 was as follows:

	Notional(1)	Fair Values of Derivative Instruments
		Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$21,248	$—	$74
Related to forecasted sales denominated in Euro	$5,117	303	—

Total derivatives		$303	$74

(1)	Represents the gross notional amount of the forward contracts that were outstanding as of December 25, 2010.

As of December 26, 2009, there was a $14.0 million notional amount of Euro denominated currency exchange forward contracts outstanding with an immaterial fair value amount due to the fact that the contract was entered and valued at the end of the period.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Balance Sheet Components

Restricted Cash

The Company’s restricted cash balances are comprised of certificates of deposit, of which the majority are not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit.

Inventories, Net

Inventories, net is comprised of the following:

	December 25, 2010	December 26, 2009
	(In thousands)
Raw materials	$23,104	$6,870
Work in process	14,798	32,054
Finished goods	43,991	29,948

Total inventory	$81,893	$68,872

Included in finished goods inventory at December 25, 2010 and December 26, 2009 were $9.0 million and $8.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	December 25, 2010	December 26, 2009
	(In thousands)
Computer hardware	$7,599	$5,976
Computer software	6,523	5,984
Laboratory and manufacturing equipment	92,474	77,831
Furniture and fixtures	711	651
Leasehold improvements	22,549	16,384

	$129,856	$106,826
Less accumulated depreciation and amortization	(78,116)	(63,170)

Property, plant and equipment, net	$51,740	$43,656

Depreciation expense was $15.4 million, $19.3 million and $12.7 million for 2010, 2009 and 2008, respectively. In 2009, the Company recognized $3.0 million of depreciation expense caused by the shortening of the useful life of assets associated with the restructuring plan related to the closure of its Maryland-based semiconductor fabrication (the “Maryland FAB”) plan.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses are comprised of the following:

	December 25, 2010	December 26, 2009
	(In thousands)
Loss contingency related to non-cancelable purchase commitments	$1,421	$2,029
Taxes payable	2,043	3,907
Restructuring accrual	127	644
Royalties	1,548	1,673
Accrued rebate	2,850	—
Leasehold improvements accrual	3,686	—
Other accrued expenses	8,115	5,676

Total accrued expenses	$19,790	$13,929

7.	Restructuring and Other Related Costs

In July 2009, the Company announced a restructuring plan under which it closed its Maryland FAB and consolidated these activities into its primary FAB located in Sunnyvale, California. This consolidation of activities into one location was expected to facilitate collaboration across integration platforms in support of the Company’s next-generation products. As a result, during 2009, the Company recorded $3.9 million of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. The Company completed its restructuring actions in 2010.

The types of restructuring and other related costs recorded were as follows:

	Years Ended
	December 25, 2010			December 26, 2009
	Cost of Revenue	Operating Expenses	Total	Cost of Revenue	Operating Expenses	Total
	(In thousands)
Severance and related expenses (credits)	$(144)	$55	$(89)	$647	$154	$801
Equipment and facilities-related expenses (credits)	(38)	—	(38)	2,359	160	2,519
Lease termination	—	104	104	—	411	411
Other	—	—	—	32	89	121

Total	$(182)	$159	$(23)	$3,038	$814	$3,852

Cumulative restructuring and other related costs through December 25, 2010 totaled $3.8 million.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activity and balance of the restructuring liability account for severance and operating lease and contract termination costs:

Restructuring Liability
(In thousands)
Balance at December 27, 2008	$—
Provision	1,212
Payments	(568)

Balance at December 26, 2009	$644
Provision	211
Payments	(580)
Change in estimates	(148)

Balance at December 25, 2010	$127

8.	Comprehensive Income (Loss)

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

The components of accumulated other comprehensive income (loss) are as follows:

	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Accumulated net unrealized loss on foreign currency translation adjustment	$(490)	$(565)	$(786)
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(103)	(923)	—
Accumulated unrealized holding loss on all other available-for-sale investments	(37)	(7)	(2,812)
Accumulated tax effect on items related to available-for-sale investments	(631)	(315)	—

Total accumulated other comprehensive loss	$(1,261)	$(1,810)	$(3,598)

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles net income (loss) to comprehensive income (loss):

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Net income (loss)	$(27,932)	$(86,622)	$78,728
Change in foreign currency translation gain (loss)	75	221	(841)
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	820	(923)	—
Change in unrealized gain (loss) on all other available-for-sale investments	(30)	2,805	(2,835)
Change in tax effect related to available-for-sale investments	(316)	(315)	—

Total comprehensive income (loss)	$(27,383)	$(84,834)	$75,052

9.	Basic and Diluted Net Income (Loss) Per Common Share

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

The following table sets forth the computation of net income (loss) per basic and diluted share:

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands, except per share amounts)
Numerator—Basic and Diluted
Net income (loss)	$(27,932)	$(86,622)	$78,728
Denominator
Basic weighted average common shares outstanding	99,380	95,468	92,427
Effect of dilutive securities:
Employee equity plans	—	—	4,288
Warrants to purchase common stock	—	—	373

Diluted weighted average common shares outstanding	$99,380	$95,468	$97,088

Net income (loss) per common share—basic	$(0.28)	$(0.91)	$0.85

Net income (loss) per common share—diluted	$(0.28)	$(0.91)	$0.81

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive:

	As of
	December 25, 2010	December 26, 2009
	(In thousands)
Stock options outstanding	7,815	14,568
Restricted stock units	6,783	5,066
Performance stock units	2,682	3,304
Employee stock purchase plan shares	636	677
Warrants to purchase common stock	124	124

Total	18,040	23,739

For the year ended December 27, 2008, the Company excluded 6.0 million shares related to outstanding stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than the average market value of the Company’s common stock. These options could be included in the calculation in the future if the average market value of the Company’s common stock increases.

10.	Commitments and Contingencies

Operating Leases

The Company leases facilities under non-cancelable operating lease agreements. The Company leases space in Sunnyvale, California, Allentown, Pennsylvania, Annapolis Junction, Maryland, Bangalore, India, Beijing, China, Kanata, Canada, and in the United Kingdom. These leases have varying terms, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses that range from one to ten years. In addition, some of these leases have renewal options for up to six years. The Company also has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. Asset retirement obligations were $1.1 million and $1.4 million as of December 25, 2010 and December 26, 2009, respectively.

The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses, and has accrued for rent expense incurred but not paid. Rent expense for all leases was $5.1 million, $5.1 million and $4.0 million for 2010, 2009 and 2008, respectively. Sublease rental income was zero, $0.1 million and $0.1 million for 2010, 2009 and 2008, respectively.

Future annual minimum operating lease payments at December 25, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
				(In thousands)
Operating lease payments	$4,243	$4,294	$3,328	$3,265	$3,362	$14,436	$32,928

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than our purchases. As of December 25, 2010, December 26, 2009 and December 27, 2008, these non-cancelable purchase commitments were $41.7 million, $35.0 million, and $17.3 million, respectively.

Future purchase commitments at December 25, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
				(In thousands)
Purchase obligations	$41,714	$—	$—	$—	$—	$—	$41,714

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

To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements. The Company has agreed to indemnify Level 3 in connection with the lawsuit filed by Cheetah Omni LLC (“Cheetah”) on May 9, 2006 (see Note 12, “Legal Matters,” to the Notes to Consolidated Financial Statements). The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent the Company’s product is found to infringe the two Cheetah Omni LLC patents at issue (patent nos. 6,795,605 and 7,142,347), and the Company has assumed the defense of this matter.

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 25, 2010 and December 26, 2009, as this liability is not reasonably estimable even though liability under these agreements is not remote.

11.	Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under the hardware warranty. In general, hardware warranty periods range from one to five years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary. Changes in product warranty liability are summarized below.

	December 25, 2010	December 26, 2009
	(In thousands)
Beginning balance	$11,140	$9,940
Charges to operations	12,350	11,753
Utilization	(9,010)	(6,542)
Change in estimate (1)	(3,058)	(4,011)

Balance at the end of the period	$11,422	$11,140

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

Letters of Credit

The Company had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases. The Company had $4.0 million of standby letters of credit outstanding as of December 26, 2009. These consisted of $1.5 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and $1.0 million related to property leases.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Legal Matters

On May 9, 2006, the Company and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 ( the “‘605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN System and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by the Company is found to infringe, and it has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN System does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “‘347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN System does not infringe the patents.

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

In a communication the Company received from the U.S. PTO dated December 4, 2009, the Company was advised that various claims in the ‘347 Patent reexamination have been allowed, while other claims have been rejected. In a communication the Company received from the U.S. Patent and Trademark Office dated June 22, 2010, the Company was advised that various claims in the ‘605 Patent reexamination have been allowed, while other claims have been rejected. The Company has appealed the allowance of certain claims in the ‘347 Patent and ‘605 Patent reexaminations to the Board of Patent Appeals and Interferences at the U.S. PTO and will have an opportunity to appeal the allowance of certain claims in the ‘605 Patent reexamination. The Company does not know when the U.S. PTO reexamination process will be completed.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 14, 2010, Aloft Media, LLC (“Aloft”) filed a complaint in the U.S. District Court for the Eastern District of Texas Tyler Division alleging that the Company infringes U.S. patent nos. 7,593,910 and 7,596,538. On August 2, 2010, the Company filed its answer to Aloft’s complaint denying all infringement claims and asserting counterclaims. On August 25, 2010, Aloft filed its answer to the Company’s counterclaims. On December 16, 2010, Aloft’s complaint was dismissed without prejudice.

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

13.	Stockholders’ Equity

2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common stock for issuance. As of December 25, 2010, options to purchase 2.3 million shares of the Company’s common stock were outstanding. The Company’s board of directors decided not to grant any additional options or other awards under the 2000 Plan following the Company’s IPO in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the plan.

In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. As of December 25, 2010, the Company reserved a total of 27.7 million shares of common stock for issuance of options, RSUs and PSUs to employees, non-employees and members of the Company’s board of directors, pursuant to the 2007 Plan. The 2007 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company’s board of directors.

Additionally, in February 2007, the Company’s board of directors adopted, and in May 2007, its stockholders approved the Company’s ESPP. The ESPP has a 20-year term, and as of December 25, 2010, the Company had authorized the issuance of approximately 4.6 million shares of common stock.

Stock Option Exchange Program

On June 11, 2009, our stockholders approved a one-time stock option exchange program (the “Option Exchange Program”), and on January 25, 2010, we launched the Option Exchange Program pursuant to which eligible employees were able to exchange certain outstanding stock options under our 2007 Plan with an exercise price greater than or equal to $8.16 per share and a grant date on or

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before January 25, 2009, for a lesser amount of new RSUs or, for new stock options for senior executives. The Option Exchange Program was approved by our stockholders in June 2009 and was available for employees of the Company residing in the U.S., India and U.K. who held eligible shares. The Option Exchange Program expired on February 22, 2010, and there were 4,926,790 shares tendered for exchange. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, the Company granted (i) new options with an exercise price of $7.61 per share to purchase an aggregate of 1,564,727 shares of Infinera common stock and (ii) RSUs representing 814,017 shares of Infinera common stock. The Option Exchange Program was an expense neutral exchange and it did not result in any significant incremental stock-based compensation expense.

Equity Incentive Plans

As December 25, 2010, there were a total of 9.7 million shares available for grant under the Company’s 2007 Plan. The following tables summarize the Company’s stock award activity and related information:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 29, 2007	11,126	$6.31	$89,148
Options granted	2,453	$12.78
Options exercised	(1,477)	$2.13	$14,451
Options canceled	(736)	$8.12

Outstanding at December 27, 2008	11,366	$8.13	$34,125
Options granted	4,697	$7.60
Options exercised	(954)	$2.31	$5,514
Options canceled	(541)	$10.59

Outstanding at December 26, 2009	14,568	$8.25	$35,462
Options granted	836	$8.19
Options granted in connection with the stock option exchange program	1,565	$7.61
Options exercised	(3,094)	$3.85	$17,538
Options canceled in connection with the stock option exchange program	(4,927)	$13.53
Options canceled	(1,133)	$8.28

Outstanding at December 25, 2010	7,815	$6.52	$30,923

Vested and expected to vest	7,733		$30,739

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 29, 2007	616	$20.07	$8,661
RSUs granted	1,880	$12.01
RSUs released	(100)	$19.80	$865
RSUs canceled	(98)	$14.85

Outstanding at December 27, 2008	2,298	$13.71	$19,646
RSUs granted	3,584	$7.45
RSUs released	(466)	$14.15	$3,933
RSUs canceled	(350)	$10.83

Outstanding at December 26, 2009	5,066	$9.44	$45,287
RSUs granted	2,828	$8.92
RSUs granted in connection with the stock option exchange program	814	$7.61
RSUs released	(1,322)	$9.59	$12,681
RSUs canceled	(603)	$9.10

Outstanding at December 25, 2010	6,783	$9.03	$69,927

Expected to vest	6,540		$67,424

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 27, 2008	—	$—	$—
PSUs granted	3,334	$10.51
PSUs released	—	$—
PSUs canceled	(30)	$10.09

Outstanding at December 26, 2009	3,304	$10.51	$29,541
PSUs granted	—	$—
PSUs released	—	$—
PSUs canceled	(622)	$10.51

Outstanding at December 25, 2010	2,682	$10.51	$27,660

Expected to vest	2,588		$26,681

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $10.31 at December 23, 2010 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 25, 2010.

Exercise Price	Options Outstanding			Vested and Exercisable Options
	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.76 - $1.84	649	3.86	$1.35	649	$1.35
$2.00 - $4.04	1,502	5.43	$2.41	1,502	$2.41
$6.30 - $7.55	2,158	8.42	$7.10	1,254	$7.09
$7.61	964	6.90	$7.61	191	$7.61
$7.68 - $13.00	2,449	7.30	$9.17	969	$9.67
$13.16 - $23.86	93	5.87	$14.58	83	$14.42

	7,815	6.90	$6.52	4,648	$5.47

Employee Stock Options

During 2010, the Company granted options to employees and directors to purchase an aggregate of 2.4 million shares of common stock at a weighted-average price of $7.81 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The options granted during 2010 included 1.6 million shares of common stock granted in connection with the Option Exchange Program, at an exercise price of $7.61 per share. The weighted-average remaining contractual term of options exercisable was 6.3 years as of December 25, 2010. The aggregate intrinsic value of options currently exercisable was $23.5 million as of December 25, 2010. Amortization of stock-based compensation in 2010 and 2009 was approximately $14.9 million and $17.9 million, respectively, net of estimated forfeitures.

At December 25, 2010 and December 26, 2009, the total stock-based compensation cost related to options granted to employees and members of the Company’s board of directors, but not yet amortized was $14.3 million and $42.2 million, respectively, net of estimated forfeitures of $0.4 million and $1.8 million, respectively. These costs will be amortized on a straight-line basis over a weighted average period of approximately 1.9 years. The unamortized expense at December 25, 2010 decreased by $27.9 million as compared to December 26, 2009 primarily due to $14.9 million of stock-based compensation expense recognized in 2010, $5.5 million related to the termination of employees during 2010, and $10.9 million from the impact of the Option Exchange Program. These decreases were partially offset by $3.4 million related to new grants.

Total fair value of stock options granted to employees and directors that vested during 2010 and 2009 was approximately $11.6 million and $17.9 million, respectively, based on the grant date fair value.

Excluding options granted in connection with the Option Exchange Program, the ranges of estimated values of employee stock options granted under the 2007 Plan, as well as ranges of assumptions used in calculating these values, were based on estimates as follows:

Employee and Director Stock Options	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008

Volatility	56% - 61%	60% - 73%	65% - 74%
Risk-free interest rate	1.4% - 2.9%	1.6% - 3.1%	2.6% - 3.5%
Expected life	4.8 - 5.4 years	3.8 - 6.1 years	5.3 - 6.3 years
Estimated fair value	$3.32 - $5.72	$3.86 - $5.87	$4.70 - $9.44

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

Stock-based compensation costs related to the ESPP were approximately $2.8 million, $3.2 million and $2.8 million for 2010, 2009 and 2008, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Employee Stock Purchase Plan	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008

Volatility	45% - 55%	63% - 95%	55% - 65%
Risk-free interest rate	0.20% - 0.23%	0.36% - 0.54%	1.92% - 2.12%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.13 - $2.58	$2.32 - $2.83	$3.51 - $4.42

Restricted Stock Units

During 2010 and 2009, the Company granted an aggregate of 3.6 million and 3.6 million shares of common stock, respectively, at no cost. Included in the RSUs granted in 2010 are 0.8 million shares granted in connection with the Option Exchange Program. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of RSU stock-based compensation in 2010 and 2009 was approximately $23.8 million and $10.8 million, respectively. As of December 25, 2010 and December 26, 2009, total stock-based compensation cost related to RSU awards granted to employees and members of the Company’s board of directors, but not yet amortized was approximately $41.2 million and $34.7 million, respectively, net of estimated forfeitures of $4.6 million and $4.1 million, respectively.

Performance Stock Units

During 2009, the Company granted 3.3 million shares of PSUs, primarily to members of the Company’s board of directors and executive officers, with the shares cliff vesting at the end of a three-year or four-year period. The number of shares to be issued upon vesting of these PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in 2010 and 2009 was approximately $7.6 million and $6.7 million, respectively. As of December 25, 2010 and December 26, 2009, total stock-based compensation cost related to PSUs granted to members of the Company’s board of directors and executive officers, but not yet amortized was approximately $13.4 million and $26.1 million, respectively, net of estimated forfeitures of $0.5 million and $1.6 million, respectively. These costs will be amortized on a straight-line basis over a weighted-average period of 1.6 years.

The grant date fair value of PSUs was estimated using a Monte Carlo simulation model with the following assumptions:

Year Ended December 26, 2009
Performance Stock Unit Grants
Infinera volatility	70% - 75%
NASDAQ volatility	28% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.60 - 0.62
Estimated fair value	$9.65 - $12.46

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Warrants

During 2009, warrants to purchase 0.1 million shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.3 million. As of December 25, 2010, there were warrants to purchase 0.1 million shares of common stock outstanding with exercise prices ranging from $5.40 to $8.96 per share and a weighted average price of $6.30 per share. These warrants expire between 2011 and 2013.

Stock-based Compensation Expense

The following table summarizes the effects of stock-based compensation related to awards granted to employees, members of the Company’s board of directors and other non-employees on the Company’s consolidated balance sheets and statements of operations:

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Stock-based compensation effects in inventory	$2,497	$2,879	$1,801
Stock-based compensation effects in deferred inventory cost	$287	$201	$101
Stock-based compensation effects in income (loss) before income taxes
Cost of revenue	$2,598	$1,861	$1,086
Research and development	14,301	10,302	6,543
Sales and marketing	7,896	6,505	4,440
General and administrative	19,903	15,061	7,463

	44,698	33,729	19,532
Cost of revenue—amortization from balance sheet (1)	5,637	3,646	4,287

Total stock-based compensation expense	$50,335	$37,375	$23,819

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

Shares Reserved for Future Issuances

Common stock reserved for future issuance was as follows:

December 25, 2010
(In thousands)
Outstanding stock options and awards	17,281
Reserved for future option and award grants	9,729
Reserved for future ESPP	1,399

Total common stock reserved for stock options and awards	28,409
Warrants to purchase common stock	124

Total common stock reserved for future issuances	28,533

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes

The following is a geographic breakdown of the provision for (benefit from) income taxes:

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Current:
Federal	$(264)	$(1,131)	$551
State	(17)	(1,145)	1,346
Foreign	790	520	748

Total current	$509	$(1,756)	$2,645
Deferred:
Federal	$(200)	$(76)	$—
State	—	(39)	—
Foreign	8	—	78

Total deferred	$(192)	$(115)	$78

Total provision (benefit)	$317	$(1,871)	$2,723

Income before provision for income taxes from international operations was $3.5 million, $2.4 million and $1.9 million for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Expected tax provision (benefit) at federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	0.1%	0.1%	1.1%
Research credits	(9.4)%	(3.6)%	(2.2)%
Stock-based compensation	7.5%	4.9%	4.8%
Release in prior year taxes following IRS ruling	—	(2.4)%	—
Change in valuation allowance	40.6%	34.6%	(35.6)%
Other	(2.7)%	(0.7)%	0.2%

Effective tax rate	1.1%	(2.1)%	3.3%

During 2009, the Company recognized a tax benefit of approximately $2.1 million for a reversal of the 2008 federal and state tax provision, following a favorable ruling by the Internal Revenue Service in the third quarter of 2009. Exclusive of this one-time benefit in 2009, we recognized income tax expense of approximately $0.3 million in each of fiscal years 2010 and 2009, on pre-tax book losses of $27.6 million and $88.5 million, respectively. Exclusive of the one-time benefit mentioned above, the resulting effective tax rates of 1.1% and 0.4% for 2010 and 2009, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges and foreign taxes provided on foreign subsidiary earnings, offset by the benefit related to refundable research and development tax credits in 2009. This compares to an effective tax rate of approximately 3.3% for 2008, which reflects tax benefits arising from the release of certain valuation allowances on domestic tax attribute carryforwards which was partially offset by the impact of certain non-deductible stock compensation charges, federal alternative minimum tax and state income taxes.

During 2010 and 2009, income tax benefits of $0.3 million for each year were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended
	December 25, 2010	December 26, 2009
	(In thousands)
Deferred tax assets:
Net operating losses	$88,419	$102,711
Research credits	20,628	18,967
Nondeductible accruals	23,058	18,212
Property, plant and equipment	3,118	4,721
Intangible assets	13,541	17,702
Stock-based compensation	23,203	12,077

Total deferred tax assets	$171,967	$174,390
Valuation allowance	(155,847)	(142,420)

Net deferred tax assets	$16,120	$31,970

Deferred tax liabilities:
Deferred revenue tax accounting method change	$(16,120)	$(32,170)
Depreciation	(86)	(78)

Total deferred tax liabilities	$(16,206)	$(32,248)

Net deferred tax liabilities	$(86)	$(278)

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 25, 2010 and December 26, 2009. The valuation allowance for deferred tax assets as of December 25, 2010 and December 26, 2009 was $155.8 million and $142.4 million, respectively. The

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net change in the valuation allowance was an increase of $13.4 million and $32.8 million for the years ended December 25, 2010 and December 26, 2009, respectively. Of the total valuation allowance at December 25, 2010, approximately $0.1 million relates to items of other comprehensive income and, if released, will be credited to such.

As of December 25, 2010, the Company has net operating loss carryforwards of approximately $255.8 million for federal tax purposes and $237.6 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2013 for state tax purposes.

The Company maintains net operating losses and credits generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 25, 2010, the Company had unbenefited stock option deductions for federal and California tax purposes of $35.9 million and $19.8 million, respectively. When utilized, the estimated tax benefits of approximately $13.7 million will result in a credit to stockholders’ equity.

The Company has federal and California research and development credits available to reduce future income tax expense of approximately $18.3 million and $13.6 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 25, 2010, the Company has determined that ownership changes have occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 25, 2010, the undistributed earnings approximated $8.9 million. The determination of the future tax consequence of the remittance of these earnings is not practicable.

The Company’s India subsidiary currently operates under a tax holiday, which will expire on March 31, 2011, based upon current statute. This holiday may be extended by Indian tax legislation. The net impact of this tax holiday was to decrease the Company’s net loss by approximately $0.5 million in fiscal 2010, resulting in no per share effect.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Beginning balance	$8,295	$6,350	$6,749
Tax position related to current year:
Additions	1,055	1,881	1,245
Tax positions related to prior years
Additions	55	171	255
Reductions	(402)	(107)	(1,899)
Lapses of statute of limitations	(33)	—	—

Ending balance	$8,970	$8,295	$6,350

As of December 25, 2010, the cumulative unrecognized tax benefit was $9.0 million, of which $8.2 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 25, 2010, approximately $0.8 million, if recognized, would impact the Company’s effective tax rate.

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

As of December 25, 2010, the Company had $0.2 million of accrued interest or penalties related to unrecognized tax benefits, of which $0.1 million was included in the Company’s provision for income taxes for the year ended December 25, 2010. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2001 and forward.

During the year ended December 27, 2008, the Company received an assessment of tax resulting from an examination in India for the 2005 tax year. During the year ended December 25, 2010, the Company received an assessment of tax resulting from an examination in India for the 2006 tax year. The Company is appealing the assessment and does not expect a significant adjustment to unrecognized tax benefits as a result of this inquiry. Fiscal years subsequent to March 2007 remain open to examination in India.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 25, 2010.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Segment Information

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue and long-lived assets by geographic region:

Revenue

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Americas:
United States	$342,461	$212,923	$412,563
Other Americas	16,162	9,837	—

	$358,623	$222,760	$412,563
Europe, Middle East and Africa	84,786	77,928	91,262
Asia Pacific	10,943	8,413	15,387

Total revenue	$454,352	$309,101	$519,212

Property, plant and equipment, net

	December 25, 2010	December 26, 2009
	(In thousands)
United States	$49,186	$41,405
Other Americas	49	—
Asia Pacific	2,505	2,251

Total property, plant and equipment, net	$51,740	$43,656

16.	Related Party Transactions

The Company’s former Chief Financial Officer, Mr. Duston M. Williams and the Company signed a consulting agreement, dated January 26, 2010, pursuant to which Mr. Williams will remain a consultant to the Company from June 26, 2010 until April 1, 2011. In exchange for providing consulting services to the Company, Mr. Williams will receive the following compensation: (a) he shall continue to vest in the grant of 170,000 RSUs that were granted to him on August 10, 2009, which shall vest and be settled in

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

full no later than March 15, 2011; (b) he shall be paid under the Company’s 2010 Bonus Plan at 100% of the pro-rated amount for the actual performance for the Company for the six months from January 1, 2010 through June 26, 2010, and (c) he shall receive reimbursement of six months of COBRA premiums if he elected continuation of health (i.e., medical, dental, and vision) coverage, which he did not. Except for the grant of restricted stock units described above, Mr. Williams shall not vest in any other equity awards after June 26, 2010.

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

17.	Employee Benefit Plan

In July 2001, the Company’s board of directors approved the adoption of a savings plan under Section 401(k) of the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were immaterial for 2010, 2009 and 2008.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Financial Information by Quarter (Unaudited)

The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 25, 2010. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report and you should read the following table in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended (Unaudited)
	2010				2009
	Dec. 25	Sep. 25	Jun. 26	Mar. 27	Dec. 26	Sep. 26	Jun. 27	Mar. 28
	(In thousands, except per share data)
Revenue:
Product	$102,255	$115,121	$98,035	$86,167	$82,100	$73,690	$61,074	$59,148
Ratable product and related support and services	1,417	1,460	1,664	1,614	1,025	892	845	1,469
Services	13,461	13,480	11,699	7,979	7,056	8,826	7,013	5,963

Total revenue	117,133	130,061	111,398	95,760	90,181	83,408	68,932	66,580
Cost of revenue:
Cost of product	53,523	58,552	57,668	55,440	52,686	47,473	45,699	43,865
Cost of ratable product and related support and services	659	874	929	755	399	444	358	730
Cost of services	5,659	6,223	5,520	2,542	2,627	5,049	2,617	2,015
Restructuring and other costs (credit) related to cost of revenue	—	(60)	(29)	(93)	302	2,736	—	—

Total cost of revenue	59,841	65,589	64,088	58,644	56,014	55,702	48,674	46,610

Gross profit	57,292	64,472	47,310	37,116	34,167	27,706	20,258	19,970
Operating expenses	60,067	60,342	57,051	57,418	53,793	46,949	47,736	43,284

Income (loss) from operations	(2,775)	4,130	(9,741)	(20,302)	(19,626)	(19,243)	(27,478)	(23,314)
Other income (expense), net	332	455	117	169	444	1,150	470	(896)

Income (loss) before income taxes	(2,443)	4,585	(9,624)	(20,133)	(19,182)	(18,093)	(27,008)	(24,210)
Provision for (benefit from) income taxes	297	225	(63)	(142)	(531)	(1,561)	103	118

Net income (loss)	$(2,740)	$4,360	$(9,561)	$(19,991)	$(18,651)	$(16,532)	$(27,111)	$(24,328)

Net income (loss) per common share
Basic	$(0.03)	$0.04	$(0.10)	$(0.21)	$(0.19)	$(0.17)	$(0.28)	$(0.26)

Diluted	$(0.03)	$0.04	$(0.10)	$(0.21)	$(0.19)	$(0.17)	$(0.28)	$(0.26)

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s operating results may fluctuate due to a variety of factors, many of which are outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. You should not rely on the Company’s past results as an indication of its future performance.

In July 2009, the Company announced a restructuring plan under which it closed its Maryland FAB and consolidated these activities into its primary FAB located in Sunnyvale, California. This consolidation of activities into one location was expected to facilitate collaboration across integration platforms in support of the Company’s next-generation products. As a result, during the third and fourth quarters of 2009, the Company recorded $3.4 million and $0.5 million, respectively, of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs primarily consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. Cumulative restructuring and other related costs through December 25, 2010 totaled $3.8 million. The Company completed its restructuring actions in 2010.

The Company elected to early adopt ASU 2009-13 with prospective application at the beginning of its first quarter of 2010 on a prospective basis for applicable transactions entered into or materially modified after December 26, 2009. Adoption of the new accounting guidance for revenue recognition resulted in an increase in total revenues of $31.0 million, from $423.4 million to $454.4 million in the year ended December 25, 2010. In addition, the new accounting guidance for revenue recognition resulted in a decrease in net loss of $12.3 million, from a net loss of $40.2 million to net loss of $27.9 million in the year ended December 25, 2010.

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

Evaluation of Disclosure Controls and Procedures

As of December 25, 2010, the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed by management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), were effective as of December 25, 2010 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Committee rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 25, 2010, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

The information required by this item with respect to Infinera’s directors and executive officers is incorporated by reference to the information set forth in Infinera’s proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Infinera’s fiscal year ended December 25, 2010. For information pertaining to executive offers and directors of Infinera, refer to the “Executive Officers and Directors” section of Part 1, Item 1 of this Annual Report on Form 10-K.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of Infinera, with regard to their Infinera-related activities. The full text of our code of business conduct and ethics is posted on our web site at http://www.infinera.com . We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our web site identified above. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to Infinera’s definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$142,420	$109,637	$139,639
Additions	13,427	32,783	—
Reductions	—	—	(30,002)

Ending balance	$155,847	$142,420	$109,637

Allowance for doubtful accounts
Beginning balance	$—	$1,700	$—
Additions	—	—	1,700
Reductions	—	(1,700)	—

Ending balance	$—	$—	$1,700

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock certificate of the Registrant. (3)

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (4)

10.2*	2000 Stock Plan, as amended, and forms of stock option agreements thereunder. (4)

10.3*	2007 Equity Incentive Plan. (4)

10.4*	2007 Employee Stock Purchase Plan. (4)

10.5*	Bonus Plan. (5)

10.6*	Form of CEO Amended and Restated Change of Control Severance Agreement. (6)

10.7*	Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement. (6)

10.8*	Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan of Registrant. (7)

10.9*	Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan of Registrant. (7)

10.10*	Form of Stock Option Agreement under the 2007 Equity Incentive Plan of Registrant. (8)

10.11*	Form of Stock Option Agreement for International Based Employees under the 2007 Equity Incentive Plan of Registrant. (8)

10.12*	Form of Annual Performance Share Agreement for the Board of Directors under the 2007 Equity Incentive Plan of Registrant. (9)

10.13*	Consulting Agreement by and between Registrant and Duston M. Williams dated January 26, 2010. (10)

14.1	Code of Ethics. (11)

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on June 12, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on February 17, 2009.
(3)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
(4)	Incorporated by reference to exhibit filed with Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on September 13, 2010.
(7)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 2, 2010.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 5, 2010.
(9)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 7, 2009.
(10)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 26, 2010.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2011

Infinera Corporation Registrant

By:	/s/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS J. FALLON	/s/ KAMBIZ Y. HOOSHMAND
Thomas J. Fallon Director, President, Chief Executive Officer and Principal Executive Officer March 1, 2011	Kambiz Y. Hooshmand Chairman of the Board March 1, 2011

/s/ ITA M. BRENNAN	/s/ KENNETH A. GOLDMAN
Ita M. Brennan Chief Financial Officer, Principal Financial and Accounting Officer March 1, 2011	Kenneth A. Goldman Director March 1, 2011

/s/ DAVID F. WELCH, PH.D.	/s/ DAN MAYDAN, PH.D.
David F. Welch, Ph.D. Co-founder, Executive Vice President, Chief Strategy Officer and Director March 1, 2011	Dan Maydan, Ph.D. Director March 1, 2011

/s/ PHILIP KOEN	/s/ PAUL MILBURY
Philip Koen Director March 1, 2011	Paul Milbury Director March 1, 2011

/s/ CARL REDFIELD
Carl Redfield Director March 1, 2011