Form 10-Q
period 2011-03-26
INFINERA CORP
filed 2011-05-03
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

As of April 28, 2011, 104,543,311 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 26, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	March 26, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$111,352	$113,649
Short-term investments	163,850	168,013
Short-term restricted cash	1,690	1,856
Accounts receivable	60,923	75,931
Other receivables	1,829	4,420
Inventories, net	78,331	81,893
Deferred inventory costs	5,737	6,715
Prepaid expenses and other current assets	12,959	9,118

Total current assets	436,671	461,595

Property, plant and equipment, net	56,431	51,740
Deferred inventory costs, non-current	3,686	2,512
Long-term investments	7,897	9,953
Cost-method investment	4,500	4,500
Long-term restricted cash	2,334	2,235
Deferred tax asset	8,982	11,882
Other non-current assets	5,831	7,108

Total assets	$526,332	$551,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,015	$35,658
Accrued expenses	18,352	19,790
Accrued compensation and related benefits	11,969	25,098
Accrued warranty	4,677	5,696
Deferred revenue	22,536	21,958
Deferred tax liability	8,982	11,882

Total current liabilities	94,531	120,082

Accrued warranty, non-current	5,483	5,726
Deferred revenue, non-current	4,040	4,633
Other long-term liabilities	10,138	10,335

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value
Authorized shares – 500,000 as of March 26, 2011 and December 25, 2010
Issued and outstanding shares – 104,042 as of March 26, 2011 and 102,492 as of December 25, 2010	104	102
Additional paid-in capital	834,684	817,200
Accumulated other comprehensive loss	(962)	(1,261)
Accumulated deficit	(421,686)	(405,292)

Total stockholders’ equity	412,140	410,749

Total liabilities and stockholders’ equity	$526,332	$551,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenue:
Product	$82,528	$86,167
Ratable product and related support and services	922	1,614
Services	9,440	7,979

Total revenue	92,890	95,760

Cost of revenue:
Cost of product	46,618	55,440
Cost of ratable product and related support and services	385	755
Cost of services	3,143	2,542
Restructuring credit related to cost of revenue	—	(93)

Total cost of revenue	50,146	58,644

Gross profit	42,744	37,116

Operating expenses:
Research and development	31,309	28,483
Sales and marketing	13,935	13,037
General and administrative	13,509	15,737
Restructuring and other costs	—	161

Total operating expenses	58,753	57,418

Loss from operations	(16,009)	(20,302)

Other income (expense), net:
Interest income	312	485
Other gain (loss), net	(411)	(316)

Total other income (expense), net	(99)	169

Loss before income taxes	(16,108)	(20,133)
Provision for (benefit from) income taxes	286	(142)

Net loss	$(16,394)	$(19,991)

Net loss per common share, basic and diluted	$(0.16)	$(0.21)

Weighted average shares used in computing basic and diluted net loss per common share	103,426	97,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Cash Flows from Operating Activities:
Net loss	$(16,394)	$(19,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,215	3,983
Amortization of premium on investments	987	540
Stock-based compensation expense	12,365	12,910
Unrealized loss on Put Rights	—	2,104
Unrealized holding gain for trading securities	—	(2,104)
Non-cash tax benefit	(78)	(270)
Loss (gain) on disposal of assets	(104)	60
Other gain	(19)	(25)
Changes in assets and liabilities:
Accounts receivable	18,897	11,028
Inventories, net	3,986	(3,209)
Prepaid expenses and other current assets	(3,357)	(708)
Deferred inventory costs	(278)	(1,555)
Other non-current assets	4,482	1,627
Accounts payable	(8,750)	2,624
Accrued liabilities and other expenses	(15,528)	(6,502)
Deferred revenue	(16)	2,254
Accrued warranty	(1,262)	(489)

Net cash provided by (used in) operating activities	(854)	2,277

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(107,049)	(75,656)
Proceeds from sale of available-for-sale investments	3,035	—
Proceeds from maturities and calls of investments	109,416	68,598
Proceeds from disposal of assets	104	85
Purchase of property and equipment	(10,602)	(4,692)
Advance to secure manufacturing capacity	(1,500)	—
Reimbursement of manufacturing capacity advance	75	—
Change in restricted cash	68	99

Net cash used in investing activities	(6,453)	(11,566)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,909	4,397
Repurchase of common stock	—	(2)
Payments for purchase of assets under financing arrangement	(87)	(87)

Net cash provided by financing activities	4,822	4,308

Effect of exchange rate changes on cash	188	(61)

Net change in cash and cash equivalents	(2,297)	(5,042)
Cash and cash equivalents at beginning of period	113,649	109,859

Cash and cash equivalents at end of period	$111,352	$104,817

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$442	$335

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Infinera Corporation (“Infinera” or the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The Company’s actual results may differ materially from these estimates. The accounting estimates that require most significant, difficult, and subjective judgment include revenue recognition, stock-based compensation, inventory valuation, allowance for doubtful accounts, accrued warranty, cash equivalents, short-term and long-term investments, fair value measurement of investments, other-than-temporary impairments and accounting for income taxes.

The interim financial information is unaudited, but reflects all normal adjustments that are, in management’s opinion, necessary to provide a fair statement of results for the interim periods presented. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

2. Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies for the three months ended March 26, 2011 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

3. Fair Value Measurements and Other-Than-Temporary Impairments (“OTTI”)

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.
Level 2	–	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	–	Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

The Company measures its cash equivalents, derivative instruments and debt securities at fair value and classifies its securities in accordance with the fair value hierarchy. The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

The Company classifies its certificates of deposit, commercial paper, corporate bonds and derivative instruments within Level 2 of the fair value hierarchy as follows:

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certificates of Deposit

The Company reviews market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. In the event that a transaction is observed for the same or similar security in the marketplace, the price on that transaction reflects the market price and fair value on that day. In the absence of any observable market transactions for a particular security, the fair market value at period end would be equal to the par value. These inputs represent quoted prices for similar assets or these inputs have been derived from observable market data, and result in the classification of these securities as Level 2 of the fair value hierarchy.

Commercial Paper

The Company reviews market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. In the event that a transaction is observed for the same or similar security in the marketplace, the price on that transaction reflects the market price and fair value on that day and then follows a revised accretion schedule to determine the fair market value at period end. In the absence of any observable market transactions for a particular security, the fair market value at period end is derived by accreting from the last observable market price. These inputs represent quoted prices for similar assets or these inputs have been derived from observable market data accreted mathematically to par, and result in the classification of these securities as Level 2 of the fair value hierarchy.

Corporate Bonds

The Company reviews trading activity and pricing for each of the corporate bond securities in its portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists in order to support Level 1 classification of these securities. Since sufficient quoted pricing for identical securities is not available, the Company obtains market pricing and other observable market inputs for similar securities from a number of industry standard data providers. In instances where multiple prices exist for similar securities, these prices are used as inputs into a distribution-curve to determine the fair market value at period end. As a result, the Company classifies its corporate bonds as Level 2 of the fair value hierarchy.

Foreign Currency Exchange Forward Contracts

As discussed in Note 5, “Derivative Instruments,” to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. As a result, the Company classifies its derivative instruments as Level 2 of the fair value hierarchy.

The Company classifies its auction rate securities (“ARS”) within Level 3 of the fair value hierarchy.

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of March 26, 2011, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of March 26, 2011, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 230 bps to 370 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of March 26, 2011, the Company held $5.0 million (par value) of AAA rated securities and $3.7 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 210 bps for A3 rated securities and 300 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 15.1 years and 17.4 years.

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 26, 2011				As of December 25, 2010
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$41,025	$—	$—	$41,025	$37,010	$—	$—	$37,010
Certificates of deposit	—	240	—	240	—	240	—	240
Commercial paper	—	68,403	—	68,403	—	82,415	—	82,415
Corporate bonds	—	101,781	—	101,781	—	90,620	—	90,620
ARS	—	—	7,897	7,897	—	—	7,790	7,790
Foreign currency exchange forward contracts	—	49	—	49	—	303	—	303

Total assets	$41,025	$170,473	$7,897	$219,395	$37,010	$173,578	$7,790	$218,378

Liabilities
Foreign currency exchange forward contracts	$—	$86	$—	$86	$—	$74	$—	$74

Total liabilities	$—	$86	$—	$86	$—	$74	$—	$74

During the three months ended March 26, 2011, there were no transfers of assets or liabilities between Level 1 and Level 2 and there were no transfers into or out of Level 3 financial assets. The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Three Months Ended
	December 25, 2010	Total Net Gains Included in Other Comprehensive Loss		Calls	March 26, 2011
ARS – available-for-sale	$7,790	$235	(1)	$ (128)(2)	$7,897

(1)	Amount represents the change in the non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three months ended March 26, 2011 were immaterial.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls		March 27, 2010
ARS - available-for-sale	$7,671	$—		$504	(3)	$(154)	(4)	$8,021
ARS - trading securities	49,911	2,104	(1)	—		(4,443)	(4)	47,572
Put Rights	10,864	(2,104	)(2)	—		(1,007)	(4)	7,753

Total	$68,446	$—		$504		$(5,604)		$63,346

(1)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(2)	Amount represents the decrease in fair value of the Put Rights recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(3)	Amount represents the change in the non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(4)	Amount represents the fair market value of the securities called and the related Put Rights. Realized gains on these calls for the three months ended March 27, 2010 were immaterial.

Investments at fair value were as follows (in thousands):

	March 26, 2011
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$41,025		$—	$—	$—	$41,025
Certificates of deposit	240		—	—	—	240
Commercial paper	68,404		—	7	(8)	68,403
Corporate bonds	101,859		—	15	(93)	101,781
ARS	7,762	(1)	(58)	193	—	7,897	(2)

Total available-for-sale investments	$219,290		$(58)	$215	$(101)	$219,346

	December 25, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,010		$—	$—	$—	$37,010
Certificates of deposit	240		—	—	—	240
Commercial paper	82,428		—	4	(17)	82,415
Corporate bonds	90,644		—	8	(32)	90,620
ARS	7,893	(1)	(103)	—	—	7,790	(2)

Total available-for-sale investments	$218,215		$(103)	$12	$(49)	$218,075

(1)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of March 26, 2011, the Company’s available-for-sale investments in certificates of deposit, commercial paper and corporate bonds have a contractual maturity term of up to approximately one year, and ARS have contractual maturity terms of up to 34.7 years. Proceeds from maturities and calls of available-for-sale investments were $109.4 million and $68.6 million in the three months ended March 26, 2011 and March 27, 2010, respectively. Gross realized gains (losses) on short-term and long-term investments were immaterial for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-Than-Temporary Impairments

As of March 26, 2011, the Company held $8.7 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which is recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which is recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

These ARS had a net increase in fair value of $0.2 million for the three months ended March 26, 2011. This change was recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during the three months ended March 26, 2011. During the three months ended March 26, 2011, $0.2 million of these ARS were called at par value.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2010	$7,893	$(958)	$1,286	$(1,389)	$(103)
Unrealized gain	—	—	235	—	235
Call on investments	(131)	19	(16)	19	3

Balance at March 26, 2011	$7,762	$(939)	$1,505	$(1,370)	$135

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an increase of $0.2 million in the credit loss related portion of the OTTI for the first quarter of 2011.

4. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of March 26, 2011, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during the first quarter of 2011.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the first quarter of 2011 were denominated in Euros and typically had maturities of no more than 30 days. The contracts were settled for U.S. dollars at maturity at rates agreed to at inception of the contracts. As of March 26, 2011, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended March 26, 2011 and March 27, 2010, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables not designated as hedging instruments was a loss of $1.5 million and a gain of $0.9 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The Company also enters into foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. Prior to December 25, 2010, these contracts were designated as cash flow hedges, however, the Company ceased hedge accounting prospectively at the end of fiscal 2010 because it was no longer probable that the original forecasted transactions would occur within two months of the originally specified transaction dates. In the first quarter of 2011, the Company recognized a loss of $0.3 million in Other gain (loss), net, from the change of fair value on the related open contracts.

The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 26, 2011			As of December 25, 2010
	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	$16,696	$49	$86	$26,365	$303	$74

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	March 26, 2011	December 25, 2010
Inventories, net:
Raw materials	$20,130	$23,104
Work in process	17,152	14,798
Finished goods(1)	41,049	43,991

Total inventories, net	$78,331	$81,893

Property, plant and equipment, net:
Computer hardware	$7,952	$7,599
Computer software	7,082	6,523
Laboratory and manufacturing equipment	96,733	92,474
Furniture and fixtures	1,072	711
Leasehold improvements	25,010	22,549

Subtotal	$137,849	$129,856
Less accumulated depreciation and amortization	(81,418)	(78,116)

Total property, plant and equipment, net	$56,431	$51,740

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$3,160	$1,421
Taxes payable	2,348	2,043
Royalties	1,089	1,548
Accrued rebate and customer prepay liability	4,140	3,877
Leasehold improvements accrual	771	3,686
Other accrued expenses	6,844	7,215

Total accrued expenses	$18,352	$19,790

(1)

Included in finished goods inventory at March 26, 2011 and December 25, 2010 were $2.5 million and $9.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

7. Comprehensive Loss

Total comprehensive loss consists of other comprehensive loss and net loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale investments are included in Accumulated other comprehensive loss in the condensed consolidated balance sheets.

The components of Accumulated other comprehensive loss are as follows (in thousands):

	March 26, 2011	December 25, 2010
Accumulated net unrealized loss on foreign currency translation adjustment	$(308)	$(490)
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(58)	(103)
Accumulated unrealized holding loss on all other available-for-sale investments	(79)	(37)
Accumulated unrealized gain on auction rate securities	193	—
Accumulated tax effect on items related to available-for-sale investments	(710)	(631)

Total accumulated other comprehensive loss	$(962)	$(1,261)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Net loss	$(16,394)	$(19,991)
Change in foreign currency translation gain (loss)	182	80
Accumulated unrealized gain on cash flow hedges	—	242
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	45	525
Change in unrealized gain (loss) on all other available-for-sale investments	(42)	(90)
Change in unrealized gain on auction rate securities	193	—
Change in tax effect related to available-for-sale investments	(79)	(270)

Total comprehensive loss	$(16,095)	$(19,504)

8. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, and assumed issuance of stock under the employee stock purchase plan (“ESPP”) using the treasury stock method.

The following table sets forth the computation of net loss per basic and diluted share (in thousands, except per share amounts):

	Three Months Ended
	March 26, 2011	March 27, 2010
Numerator:
Net loss	$(16,394)	$(19,991)

Denominator:
Basic weighted average common shares outstanding	103,426	97,276
Effect of dilutive securities:
Employee equity plans	—	—
Warrants to purchase common stock	—	—

Diluted weighted average common shares outstanding	103,426	97,276

Net loss per common share—basic and diluted	$(0.16)	$(0.21)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	March 26, 2011	March 27, 2010
Stock options	9,777	10,992
RSUs	7,999	5,944
PSUs	2,682	3,304
ESPP	632	591
Warrants to purchase common stock	124	124

Total	21,214	20,955

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stockholders’ Equity

Equity Incentive Plans

As of March 26, 2011, there were a total of 5.6 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	7,815	$6.52	$30,923
Options granted	2,170	$8.38
Options exercised	(183)	$5.56	$705
Options canceled	(25)	$11.70

Outstanding at March 26, 2011	9,777	$6.94	$16,941

Vested and expected to vest	9,660		$16,902

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	6,783	$9.03	$69,927
RSUs granted	2,031	$8.38
RSUs released	(763)	$8.36	$6,378
RSUs canceled	(52)	$9.37

Outstanding at March 26, 2011	7,999	$8.93	$66,863

Expected to release	7,484		$62,563

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	2,682	$10.51	$27,660
PSUs granted	—	$—
PSUs released	—	$—	$—
PSUs canceled	—	$—

Outstanding at March 26, 2011	2,682	$10.51	$22,429

Expected to vest	2,593		$21,681

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $8.36 at March 25, 2011 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

Employee Stock Options

During the first quarter of 2011, the Company granted options to employees to purchase an aggregate of 2.2 million shares of common stock at a weighted-average exercise price of $8.38 per share. Options granted during this period have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 6.3 years as of March 26, 2011. Amortization of stock-based compensation for

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the three months ended March 26, 2011 and March 27, 2010 was approximately $3.2 million and $3.9 million, respectively, net of estimated forfeitures.

As of March 26, 2011, the total stock-based compensation cost related to options granted but not yet amortized was $20.4 million, net of estimated forfeitures of $0.7 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years. Total fair value of stock options granted to employees and members of the board of directors that vested during the three months ended March 26, 2011 was approximately $2.7 million based on the grant date fair value.

In accordance with the Company’s 2007 Equity Incentive Plan, the Company may grant performance-based stock options whose vesting is contingent upon meeting various individual and company-wide performance goals. Performance-based stock options are generally granted at-the-money and vest upon achievement of performance objectives. These options generally have contractual lives of 10 years.

During the first quarter of 2011, the Company granted 0.9 million shares of performance-based stock options to executive officers. The options have an exercise price of $8.58 per share, equal to the closing price of the Company’s common stock on the date of grant. The options will vest upon the achievement of the pre-determined performance goals within the established timeframes. If the performance goals are not met within the established timeframes, the total number of shares subject to vesting upon achievement of such performance goals will be canceled immediately and any recognized compensation cost will be reversed. The grant date fair value per share of the options has been calculated using the Black-Scholes option pricing model.

Excluding options granted in connection with the Company’s one-time stock option exchange program, which occurred in fiscal 2010, the ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

Three Months Ended
Employee and Director Stock Options	March 26, 2011	March 27, 2010
Volatility	58% - 60%	60% - 61%
Risk-free interest rate	2.1% - 2.6%	2.6% - 2.7%
Expected life	4.9 - 5.5 years	4.9 - 5.4 years
Estimated fair value	$4.17 - $4.63	$3.62 - $5.05

Employee Stock Purchase Plan

Stock-based compensation costs related to the Company’s ESPP were approximately $0.9 million and $0.7 million for the three months ended March 26, 2011 and March 27, 2010, respectively. The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
Employee Stock Purchase Plan	March 26, 2011	March 27, 2010
Volatility	66%	45%
Risk-free interest rate	0.2%	0.2%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.70	$2.13

Restricted Stock Units

During the first quarter of 2011, the Company granted RSUs to employees to receive an aggregate of 2.0 million shares of the Company’s common stock, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 26, 2011 and March 27, 2010 was approximately $6.1 million and $5.4 million, respectively. As of March 26, 2011, total stock-based compensation cost related to RSUs granted but not yet amortized was approximately $50.6 million, net of estimated forfeitures of $5.7 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.4 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three months ended March 26, 2011 and March 27, 2010 was approximately $2.4 million and $2.8 million, respectively. As of March 26, 2011, total stock-based compensation cost related to PSUs granted to but not yet amortized was approximately $10.7 million, net of estimated forfeitures of $0.4 million. These costs will be amortized on a straight-line basis over a weighted-average period of 1.4 years.

Common Stock Warrants

As of March 26, 2011, there were warrants to purchase 0.1 million shares of common stock outstanding with exercise prices ranging from $5.40 to $8.96 per share and a weighted-average exercise price of $6.30 per share. These warrants expire between June 2011 and July 2013.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 26, 2011	December 25, 2010
Stock-based compensation effects in inventory	$2,831	$2,497
Stock-based compensation effects in deferred inventory cost	$294	$287

	Three Months Ended
	March 26, 2011	March 27, 2010
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$731	$569
Research and development	3,826	3,423
Sales and marketing	2,060	1,847
General and administration	4,783	5,709

	11,400	11,548
Cost of revenue – amortization from balance sheet(1)	965	1,362

Total stock-based compensation expense	$12,365	$12,910

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

10. Income Taxes

Provision for income taxes for the three months ended March 26, 2011 was $0.3 million, or negative 1.8%, on a pre-tax loss of $16.1 million, compared to a tax benefit of $0.1 million, or 0.1%, on a pre-tax loss of $20.1 million for the three months ended March 27, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2011 primarily relates to a greater proportion of foreign earnings taxed at a higher overall effective foreign tax rate due to the expiration of the Indian holiday benefits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 26, 2011 and December 25, 2010. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

11. Segment Information

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended
	March 26, 2011	March 27, 2010
Americas:
United States	$68,826	$75,965
Other Americas	663	294

	$69,489	$76,259
Europe, Middle East and Africa	20,272	17,742
Asia Pacific	3,129	1,759

Total revenue	$92,890	$95,760

Property, plant and equipment, net

	March 26, 2011	December 25, 2010
United States	$54,020	$49,186
Other Americas	83	49
Asia Pacific	2,328	2,505

Total property, plant and equipment, net	$56,431	$51,740

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Beginning balance	$11,422	$11,140
Charges to operations	1,470	3,164
Utilization	(1,763)	(2,228)
Change in estimate(1)	(969)	(1,426)

Balance at the end of the period	$10,160	$10,650

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

13. Litigation and Contingencies

Legal Matters

From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations, or cash flows. A complete description of the Company’s legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Securities and Exchange Commission on March 1, 2011, which is incorporated herein by reference. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement

On March 30, 2011, Cheetah Omni LLC filed a motion re-urging the U.S. District Court for the Eastern District of Texas Texarkana Division to lift the stay, which the Company opposed on April 18, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements related to the effects of litigation on our financial position, results of operations, or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 25, 2010 filed on March 1, 2011. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

We first introduced our Digital Optical Network architecture to the market in 2005. This architecture is based on our unique PICs and enables high-capacity low-cost bandwidth in the cloud and distributed switching throughout the network. Since 2005, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN System”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN System for the Submarine Line Terminating Equipment market. In addition, we launched our ATN metro access platform, extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Both the DTN and ATN Systems are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

Future Business and Industry Trends

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with networks migrating from the current 10 Gigabits per second (“Gbps”) wavelength solutions to 40Gbps solutions in the short-term and 100Gbps solutions in the longer-term. Infinera plans to launch a 100Gbps PIC-based platform in the fourth quarter of 2011 and begin shipments in the first half of 2012. This system will incorporate our 500Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. To address the needs of customers who require higher fiber capacity in advance of the release of our 100Gbps system, we plan to introduce a non-PIC based 40Gbps solution that will increase the fiber capacity of the DTN System from 1.6 Terabits per second (“Tb/s”) to up to 6.4 Tb/s. We currently expect to introduce this system in the third quarter of 2011. We believe that it will be more cost-effective for customers to move to 100Gbps systems when these become broadly available as they will offer more favorable network economics.

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

As of March 26, 2011, we have sold our network systems for deployment in the optical networks of 86 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3. We currently have 26 ATN customers enjoying the benefits of an ATN network and 22 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 14% and 22% of our revenue in the three months ended March 26, 2011 and March 27, 2010, respectively. As a result, our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 96% and 97% of our revenue from direct sales to customers for the three months ended March 26, 2011 and March 27, 2010, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter growth in revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 26, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	March 26, 2011	% of total revenue	March 27, 2010	% of total revenue
Revenue:
Product	$82,528	89%	$86,167	90%
Ratable product and related support and services	922	1%	1,614	2%
Services	9,440	10%	7,979	8%

Total revenue	$92,890	100%	$95,760	100%

Cost of revenue:
Product	$46,618	50%	$55,440	58%
Ratable product and related support and services	385	1%	755	1%
Services	3,143	3%	2,542	2%
Restructuring credit related to cost of revenue	—	—%	(93)	—%

Total cost of revenue	$50,146	54%	$58,644	61%

Gross profit	$42,744	46%	$37,116	39%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended
	March 26, 2011	March 27, 2010
Total revenue by geography
Domestic	$68,826	$75,965
International	24,064	19,795

	$92,890	$95,760

% Revenue by geography
Domestic	74%	79%
International	26%	21%

	100%	100%

Total revenue by sales channel
Direct	$88,814	$93,292
Indirect	4,076	2,468

	$92,890	$95,760

% Revenue by sales channel
Direct	96%	97%
Indirect	4%	3%

	100%	100%

Revenue

Total revenue decreased to $92.9 million for the first quarter of 2011 from $95.8 million for the corresponding period in 2010 primarily due to a reduction in new footprint deployments with new and existing customers.

International revenue increased to 26% of total revenue in the first quarter of 2011 from 21% of total revenue in the corresponding period in 2010. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $82.5 million for first quarter of 2011 from $86.2 million for the corresponding period in 2010. Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 3, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 1, 2011, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $0.9 million for the three months ended March 26, 2011 from $1.6 million for the corresponding period in 2010 primarily due to the recognition of the previously deferred ratable product revenue.

Total services revenue increased to $9.4 million for the first quarter of 2011 from $8.0 million for the corresponding period in 2010 primarily reflecting the incremental recognition of $1.0 million of extended hardware warranty revenue, $0.6 million of software subscription revenue and $0.3 million of spares management services revenue. These increases were partially offset by a $0.6 million decrease in deployment services revenue. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

We do not have visibility necessary to accurately predict future revenues beyond a one-quarter time horizon. However, we believe that we will continue to be competitively disadvantaged in regard to fiber capacity until our 40Gbps solution is released in the third quarter of 2011. We expect that this will negatively impact revenues in 2011.

Cost of Revenue and Gross Margin

Gross margin increased to 46% in the first quarter of 2011 from 39% in the corresponding period in 2010 primarily reflecting a higher proportion of revenue coming from our higher gross margin Tributary Adaptor Modules (“TAM”) and line modules in the first quarter of 2011. We expect this increased level of TAM shipments to continue in the second quarter of 2011, however, this positive impact will be offset by the effects of increased sales of lower margin common equipment and increased pricing pressure as we compete for new footprint deployments.

Operating Expenses

The following table summarizes our operating expenses for the periods presented (in thousands):

	Three Months Ended
	March 26, 2011	% of total revenue	March 27, 2010	% of total revenue
Operating expenses:
Research and development	$31,309	34%	$28,483	30%
Sales and marketing	13,935	15%	13,037	14%
General and administrative	13,509	14%	15,737	16%
Restructuring and other costs	—	—%	161	—%

Total operating expenses	$58,753	63%	$57,418	60%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended
	March 26, 2011	March 27, 2010
Research and development	$3,826	$3,423
Sales and marketing	2,060	1,847
General and administration	4,783	5,709

Total	$10,669	$10,979

Research and Development Expenses

Research and development expenses increased by $2.8 million in the first quarter of 2011 compared to the corresponding period in 2010 primarily due to increased headcount and personnel-related costs of $1.6 million comprised of $1.2 million of cash compensation and $0.4 million of stock-based compensation expense. In addition, during the first quarter of 2011, we incurred $0.8 million of increased depreciation, $0.2 million increase in spending on equipment and software and $0.2 million increase in professional and outside services as compared to the same period in 2010.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.9 million in the first quarter of 2011 compared to the corresponding period in

2010 primarily due to an increase of $0.5 million in travel and related expenses, $0.4 million in marketing program expenses and trade show costs, $0.3 million in outside professional services and fees and $0.2 million of increased stock-based compensation expense. These increases were offset by $0.3 million in decreased cash compensation, sales commissions and personnel-related expenses and $0.2 million related to lower expenses for customer lab trials.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million in the first quarter of 2011 compared to the corresponding period in 2010 primarily due to $0.9 million of decreased stock-based compensation expense, $0.9 million related to lower outside professional services and fees and a $0.4 million decrease in cash compensation.

Restructuring and Other Costs

In first quarter of 2010, we incurred $0.2 million of restructuring and other costs associated with the closure of our Maryland-based semiconductor fabrication plant. These expenses related to operating lease and contract termination costs and severance and related expenses. We completed the restructuring actions in 2010.

Other Income (Expense), Net

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Interest income	$312	$485
Other gain (loss), net	(411)	(316)

Total income (expense), net	$(99)	$169

Interest income decreased in the first quarter of 2011 compared to the corresponding period in 2010 mainly due to lower interest rates on investments.

Other gain (loss), net for the first quarter of 2011 included a loss of $0.5 million of realized and unrealized foreign currency transactions and a gain of $0.1 million related to sale of assets.

Other gain (loss), net for the first quarter of 2010 also included a loss of $0.4 million realized and unrealized foreign currency transactions and a gain of $0.1 million related to sale of assets.

Income Tax Provision (Benefit)

Provision for income taxes for the three months ended March 26, 2011 was $0.3 million, or negative 1.8%, on a pre-tax loss of $16.1 million, compared to a tax benefit of $0.1 million, or 0.1%, on a pre-tax loss of $20.1 million for the three months ended March 27, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2011 primarily relates to a greater proportion of foreign earnings taxed at a higher overall effective foreign tax rate due to the expiration of the Indian holiday benefits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 26, 2011 and December 25, 2010. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended
	March 26, 2011	March 27, 2010
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(854)	$2,277
Investing activities	$(6,453)	$(11,566)
Financing activities	$4,822	$4,308

	March 26, 2011	December 25, 2010
	(In thousands)
Cash and cash equivalents	$111,352	$113,649
Short-term and long-term investments	$171,747	177,966
Short-term and long-term restricted cash	$4,024	4,091

	$287,123	$295,706

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist generally of highly liquid investments in certificates of deposits, money market funds, commercial paper and corporate bonds. Long-term investments include $8.7 million (par value) of available-for-sale auction rate securities (“ARS”) which have contractual maturity terms of up to 34.7 years. No agreement has been reached to sell these ARS back to the original broker or on the open market and it is therefore unclear when these securities will become liquid and whether we can recover their full par value. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the first quarter of 2011 was $0.9 million as compared to cash provided by operating activities of $2.3 million for the corresponding period in 2010. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the first quarter of 2011 was $16.4 million, which included non-cash charges of $17.4 million, compared to a net loss of $20.0 million in the corresponding period in 2010, including non-cash charges of $17.2 million.

Net cash used to fund working capital was $1.8 million for the first quarter of 2011. Accrued liabilities decreased by $15.5 million primarily due to reduced levels of compensation and commission related accruals. Accounts payable decreased $8.8 million due to lower inventory receipts during the period. This was partially offset by a decrease in accounts receivables of $18.9 million primarily driven by lower level of sales in the quarter and the collection of prior quarter receivables. Inventory decreased by $4.0 million primarily due to lower levels of inventory at customer sites awaiting customer acceptance.

Net cash provided by working capital changes was $5.1 million for the first quarter of 2010. Accounts receivable decreased by $11.0 million primarily reflecting improved invoicing and collections activities in the quarter. This was partially offset by a reduction in accrued liabilities and other expenses of $6.5 million primarily due to decreases in compensation accruals related to the payment of payroll and other incentive related compensation amounts during the quarter. Inventory increased by $3.2 million due to increased inventory requirements associated with our spares management service offerings and increased levels of inventory awaiting customer acceptance.

Investing Activities

Net cash used in investing activities in the first quarter of 2011 was $6.5 million compared to $11.6 million in the corresponding period of 2010. Investing activities for the first quarter of 2011 included a net usage of cash of $5.4 million from purchases, maturities, calls and sales of investments in the period and $10.6 million of capital expenditures. Investing activities for the first quarter of 2010 included a net usage of cash of $7.1 million from purchases, maturities and sales of investments in the period and $4.7 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the first quarter of 2011 and 2010 were $4.8 million and $4.3 million, respectively, primarily related to proceeds from the issuance of common stock under our ESPP and other equity plans.

Liquidity

As of March 26, 2011, we held $8.7 million (par value) with a fair value of $7.9 million of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. These ARS have contractual maturity terms of up to 34.7 years and it is not clear when we will be able to liquidate these investments. During the second quarter of 2009, we determined that we did not intend to sell these securities and did not believe that it was more likely than not that we would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During the first quarter of 2011, $0.2 million of these ARS were called at par value.

Failed auctions resulted in a lack of liquidity in the ARS but do not affect the underlying collateral of the securities. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. Our ARS investments are classified as non-current assets until we have better visibility as to when their liquidity will be restored.

For 2011, capital expenditures are expected to be approximately $40 million, primarily for product development and manufacturing expansion related to new products. In addition, we may experience an increase in working capital requirements as we complete future product transitions. We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of March 26, 2011 (in thousands):

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$32,179	$32,179	$—	$—	$—
Operating leases	33,095	5,101	7,743	6,677	13,574
Other contracts (2)	3,910	3,010	900	—	—

Total contractual obligations (3)	$69,184	$40,290	$8,643	$6,677	$13,574

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Other contracts are related to contractual obligations for non-recurring engineering costs.
(3)	Tax liabilities of $0.9 million are not included in the table because we are unable to determine the timing of settlement, if any, of these future payments with a reasonably reliable estimate.

We had $4.0 million of standby letters of credit outstanding as of March 26, 2011. These consisted of $1.7 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and $0.8 million related to property leases. We had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of March 26, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 25, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 26, 2011, an evaluation was performed by management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows. A complete description of our legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Securities and Exchange Commission on March 1, 2011. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement

On March 30, 2011, Cheetah Omni LLC filed a motion re-urging the U.S. District Court for the Eastern District of Texas Texarkana Division to lift the stay, which we opposed on April 18, 2011.

Item 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of significant operating losses and may not achieve profitability on an annual basis in the future.

For the fiscal year ended December 25, 2010, we recorded a net loss of $27.9 million. As of December 25, 2010, our accumulated deficit was $405.3 million. On March 26, 2011, our accumulated deficit was $421.7 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $92.9 million to $130.1 million and our operating income (loss) has ranged from an operating loss of $16.0 million to operating income of $4.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

Our gross margin fluctuates from period-to-period and varies by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 42% to 50%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

We rely on third-party contract manufacturers to perform a significant portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers. There are a number of risks associated with our dependence on contract manufacturers, including:

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

We are currently involved in litigation with Cheetah and Level 3 in the United States District Court for the Eastern District of Texas Texarkana Division whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. Information regarding the Company’s lawsuit with Cheetah is set forth below under Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe this lawsuit is without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. In the event that Cheetah is successful in obtaining a judgment requiring us to pay damages or obtains an injunction preventing the sale of our products, our business and operating results could be harmed.

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

Prior to 2007, we identified several material weaknesses in our internal control over financial reporting. We have remediated these identified material weaknesses, but cannot give any assurances that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

10.1(1)	Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on February 14, 2011.

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

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:	May 3, 2011