Form 10-Q
period 2011-06-25
INFINERA CORP
filed 2011-08-02
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33486

Infinera Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Caspian Court

Sunnyvale, CA 94089

(Address of principal executive offices, including zip code)

(408) 572-5200

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2011, 105,893,302 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 25, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	00000000	00000000
	June 25, 2011	December 25, 2010
ASSETS

Current assets:
Cash and cash equivalents	$100,926	$113,649
Short-term investments	167,667	168,013
Short-term restricted cash	157	1,856
Accounts receivable	73,684	75,931
Other receivables	1,739	4,420
Inventories, net	69,377	81,893
Deferred inventory costs	6,540	6,715
Prepaid expenses and other current assets	14,451	9,118

Total current assets	434,541	461,595

Property, plant and equipment, net	58,298	51,740
Deferred inventory costs, non-current	3,165	2,512
Long-term investments	7,903	9,953
Cost-method investment	4,500	4,500
Long-term restricted cash	2,361	2,235
Deferred tax asset	6,082	11,882
Other non-current assets	8,049	7,108

Total assets	$524,899	$551,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,645	$35,658
Accrued expenses	24,518	19,790
Accrued compensation and related benefits	18,054	25,098
Accrued warranty	5,049	5,696
Deferred revenue	22,444	21,958
Deferred tax liability	6,082	11,882

Total current liabilities	104,792	120,082

Accrued warranty, non-current	5,645	5,726
Deferred revenue, non-current	3,454	4,633
Other long-term liabilities	10,659	10,335

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares – 500,000 as of June 25, 2011 and December 25, 2010 Issued and outstanding shares – 105,702 as of June 25, 2011 and 102,492 as of December 25, 2010	106	102
Additional paid-in capital	847,051	817,200
Accumulated other comprehensive loss	(928)	(1,261)
Accumulated deficit	(445,880)	(405,292)

Total stockholders’ equity	400,349	410,749

Total liabilities and stockholders’ equity	$524,899	$551,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	00000000	00000000	00000000	00000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenue:
Product	$84,361	$98,035	$166,889	$184,202
Ratable product and related support and services	814	1,664	1,736	3,278
Services	10,781	11,699	20,221	19,678

Total revenue	95,956	111,398	188,846	207,158

Cost of revenue:
Cost of product	54,540	57,668	101,158	113,108
Cost of ratable product and related support and services	294	929	679	1,684
Cost of services	3,708	5,520	6,851	8,062
Restructuring credit related to cost of revenue	0	(29)	0	(122)

Total cost of revenue	58,542	64,088	108,688	122,732

Gross profit	37,414	47,310	80,158	84,426

Operating expenses:
Research and development	32,899	28,923	64,208	57,406
Sales and marketing	14,957	13,682	28,892	26,719
General and administrative	13,635	14,448	27,144	30,185
Restructuring and other costs (credit)	0	(2)	0	159

Total operating expenses	61,491	57,051	120,244	114,469

Loss from operations	(24,077)	(9,741)	(40,086)	(30,043)

Other income (expense), net:
Interest income	225	325	537	810
Other gain (loss), net	20	(208)	(391)	(524)

Total other income (expense), net	245	117	146	286

Loss before provision of income taxes	(23,832)	(9,624)	(39,940)	(29,757)
Provision for (benefit from) income taxes	362	(63)	648	(205)

Net loss	$(24,194)	$(9,561)	$(40,588)	$(29,552)

Net loss per common share
Basic	$(0.23)	$(0.10)	$(0.39)	$(0.30)

Diluted	$(0.23)	$(0.10)	$(0.39)	$(0.30)

Weighted average shares used in computing net loss per common share
Basic	105,165	98,777	104,272	98,026

Diluted	105,165	98,777	104,272	98,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	00000000	00000000
	Six Months Ended
	June 25, 2011	June 26, 2010
Cash Flows from Operating Activities:
Net loss	$(40,588)	$(29,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,434	7,719
Non-cash restructuring and other costs	0	100
Amortization of premium on investments	2,218	1,521
Stock-based compensation expense	24,847	25,517
Unrealized loss on Put Rights	0	1,696
Unrealized holding gain for trading securities	0	(1,696)
Non-cash tax benefit	(121)	(364)
Other gain	(293)	(81)
Changes in assets and liabilities:
Accounts receivable	6,077	14,791
Inventories, net	13,269	(15,034)
Prepaid expenses and other assets	(536)	3,616
Deferred inventory costs	(604)	(2,049)
Accounts payable	(7,772)	5,037
Accrued liabilities and other expenses	(4,500)	(3,161)
Deferred revenue	(693)	5,265
Accrued warranty	(727)	182

Net cash provided by (used in) operating activities	(989)	13,507

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(153,034)	(120,235)
Purchase of cost-method investment	0	(4,500)
Proceeds from sale of available-for-sale investments	3,035	0
Proceeds from maturities and calls of investments	150,511	108,483
Proceeds from disposal of assets	262	176
Purchase of property and equipment	(17,322)	(9,697)
Advance to secure manufacturing capacity	(1,500)	0
Reimbursement of manufacturing capacity advance	225	0
Change in restricted cash	1,573	47

Net cash used in investing activities	(16,250)	(25,726)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,712	6,718
Repurchase of common stock	(1,200)	(2)
Payments for purchase of assets under financing arrangement	(174)	(175)

Net cash provided by financing activities	4,338	6,541

Effect of exchange rate changes on cash	178	(113)

Net change in cash and cash equivalents	(12,723)	(5,791)
Cash and cash equivalents at beginning of period	113,649	109,859

Cash and cash equivalents at end of period	$100,926	$104,068

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$565	$447

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The Company’s actual results may differ materially from these estimates. The accounting estimates that require most significant, difficult, and subjective judgment include revenue recognition, stock-based compensation, inventory valuation, allowance for doubtful accounts, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments and accounting for income taxes.

The interim financial information is unaudited, but reflects all normal adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

There have been no material changes in the Company’s significant accounting policies for the six months ended June 25, 2011 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012 and should be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012. The Company does not believe the adoption of this guidance will have a material impact on its condensed consolidated financial statements, as it only requires a change in the format of presentation.

3. Fair Value Measurements and Other-Than-Temporary Impairments

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company classifies its certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:

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

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of June 25, 2011, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of June 25, 2011, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then-current U.S. Treasury Bill rate adjusted for a failed auction premium of 150 basis points (“bps”) for A3 rated securities and 150 bps and 350 bps for AAA rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 240 bps to 335 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of June 25, 2011, the Company held $5.0 million (par value) of AAA rated securities and $3.6 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 209 bps for A3 rated securities and 263 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 10.0 years and 17.4 years.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	As of June 25, 2011				As of December 25, 2010
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,394	$—	$—	$43,394	$37,010	$—	$—	$37,010
Certificates of deposit	—	—	—	—	—	240	—	240
Commercial paper	—	41,879	—	41,879	—	82,415	—	82,415
Corporate bonds	—	120,794	—	120,794	—	90,620	—	90,620
U.S. agency notes	—	4,995	—	4,995	—	—	—	—
ARS	—	—	7,903	7,903	—	—	7,790	7,790
Foreign currency exchange forward contracts	—	20	—	20	—	303	—	303

Total assets	$43,394	$167,688	$7,903	$218,985	$37,010	$173,578	$7,790	$218,378

Liabilities
Foreign currency exchange forward contracts	$—	$73	$—	$73	$—	$74	$—	$74

Total liabilities	$—	$73	$—	$73	$—	$74	$—	$74

During the three and six months ended June 25, 2011, there were no transfers of assets or liabilities between Level 1 and Level 2 and there were no transfers into or out of Level 3 financial assets. The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	0000000000	0000000000		0000000000		0000000000
	Three Months Ended
	March 26, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		June 25, 2011
ARS – available-for-sale	$7,897	$92	(1)	$(86	)(2)	$7,903

	Six Months Ended
	December 25, 2010	Total Net Gains Included in Other Comprehensive Loss		Calls		June 25, 2011
ARS – available-for-sale	$7,790	$327	(1)	($214	)(2)	$7,903

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three and six months ended June 25, 2011 were immaterial.

	000000000	000000000		000000000		000000000		000000000
	Three Months Ended
	March 27, 2010	Total Net Gains (Losses) Included In				Calls		June 26, 2010
		Other Income (Expense), Net		Other Comprehensive Loss
ARS – available-for-sale	$8,021	$—		$(151	)(3)	$(161	)(4)	$7,709
ARS – trading securities	47,572	(408	)(1)	—		(26,880	)(4)	20,284
Put Rights	7,753	408	(2)	—		(3,945	)(4)	4,216

Total	$63,346	$—		$(151)		$(30,986)		$32,209

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	00000000	00000000		00000000		00000000		00000000
	Six Months Ended
	December 26, 2009	Total Net Gains (Losses) Included In				Calls		June 26, 2010
		Other Income (Expense), Net		Other Comprehensive Loss
ARS – available-for-sale	$7,671	$—		$353	(3)	$(315	)(4)	$7,709
ARS – trading securities	49,911	1,696	(1)	—		(31,323	)(4)	20,284
Put Rights	10,864	(1,696	)(2)	—		(4,952	)(4)	4,216

Total	$68,446	$—		$353		$(36,590)		$32,209

(1)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(2)

Amount represents the decrease in fair value of the Put Rights associated with the Company’s UBS Financial Services, Inc. (“UBS”) ARS recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.

(3)	Amount represents the change in the non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(4)

Amount represents the fair market value of the securities called and the related Put Rights associated with the Company’s UBS ARS. Realized gains on these calls for the three and six months ended June 26, 2010 were immaterial.

Investments at fair value were as follows (in thousands):

	0000000000		0000000000	0000000000	0000000000	0000000000
	June 25, 2011
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$43,394		$—	$—	$—	$43,394
Commercial paper	41,877		—	2	—	41,879
Corporate bonds	120,860		—	4	(70)	120,794
U.S. agency notes	4,996		—	—	(1)	4,995
ARS	7,674	(1)	(19)	248	—	7,903	(2)

Total available-for-sale investments	$218,801		$(19)	$254	$(71)	$218,965

	December 25, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,010		$—	$—	$—	$37,010
Certificates of deposit	240		—	—	—	240
Commercial paper	82,428		—	4	(17)	82,415
Corporate bonds	90,644		—	8	(32)	90,620
ARS	7,893	(1)	(103)	—	—	7,790	(2)

Total available-for-sale investments	$218,215		$(103)	$12	$(49)	$218,075

(1)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of June 25, 2011, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds and U.S. agency notes have a contractual maturity term of up to approximately one year, and ARS have contractual maturity terms of up to 34.5 years. Proceeds from sales, maturities and calls of available-for-sale investments were $150.5 million and $108.5 million in the six months ended June 25, 2011 and June 26, 2010, respectively. Gross realized gains (losses) on short-term and long-term investments were immaterial for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-Than-Temporary Impairments

As of June 25, 2011, the Company held $8.6 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which was recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which was recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

These ARS had net increases in fair value of $0.1 million and $0.3 million for the three and six months ended June 25, 2011, respectively. These changes were recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during the three and six months ended June 25, 2011. During the three and six months ended June 25, 2011, $0.1 million and $0.3 million of these ARS, respectively, were called at par value.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2010	$7,893	$(958)	$1,286	$(1,389)	$(103)
Unrealized gain	—	—	327	—	327
Call on investments	(219)	31	(27)	32	5

Balance at June 25, 2011	$7,674	$(927)	$1,586	$(1,357)	$229

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an increase of $0.1 million in the credit loss related portion of the OTTI for the second quarter of 2011.

4. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of June 25, 2011, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during the six months ended June 25, 2011.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the three and six months ended June 25, 2011 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of June 25, 2011, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended June 25, 2011 and June 26, 2010, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables not designated as hedging instruments was a loss of $0.4 million and a gain of $0.3 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations. For the six months ended June 25, 2011 and June 26, 2010, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables not designated as hedging instruments was a loss of $1.9 million and a gain of $1.3 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The Company also enters into foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euros. Prior to December 25, 2010, these contracts were designated as cash flow hedges, however, the Company ceased hedge accounting prospectively at the end of fiscal 2010 because it was no longer probable that the original forecasted transactions would occur within two months of the originally specified transaction dates. In the three and six months ended June 25, 2011, the Company recognized an immaterial loss and $0.3 million of loss, respectively, in Other gain (loss), net, from the change of fair value on the related contracts.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	As of June 25, 2011			As of December 25, 2010
	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts	$20,754	$20	$73	$26,365	$303	$74

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	000000000	000000000
	June 25, 2011	December 25, 2010
Inventories, net:
Raw materials	$7,305	$23,104
Work in process	27,673	14,798
Finished goods (1)	34,399	43,991

Total inventories, net	$69,377	$81,893

Property, plant and equipment, net:
Computer hardware	$8,040	$7,599
Computer software	6,801	6,523
Laboratory and manufacturing equipment	101,469	92,474
Furniture and fixtures	1,072	711
Leasehold improvements	26,092	22,549

Subtotal	$143,474	$129,856
Less accumulated depreciation and amortization	(85,176)	(78,116)

Total property, plant and equipment, net	$58,298	$51,740

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,036	$1,421
Taxes payable	3,827	2,043
Royalties	619	1,548
Accrued rebate and customer prepay liability	7,232	3,877
Leasehold improvements accrual	992	3,686
Other accrued expenses	5,812	7,215

Total accrued expenses	$24,518	$19,790

(1)

Included in finished goods inventory at June 25, 2011 and December 25, 2010 were $7.2 million and $9.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

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

The components of Accumulated other comprehensive loss are as follows (in thousands):

	0000000000	0000000000
	June 25, 2011	December 25, 2010
Accumulated net unrealized loss on foreign currency translation adjustment	$(339)	$(490)
Accumulated unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	(19)	(103)
Accumulated unrealized holding loss on all other available-for-sale investments	(65)	(37)
Accumulated unrealized gain on auction rate securities	248	—
Accumulated tax effect on items related to available-for-sale investments	(753)	(631)

Total accumulated other comprehensive loss	$(928)	$(1,261)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles net loss to comprehensive loss (in thousands):

	00000000	00000000	00000000	00000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net loss	$(24,194)	$(9,561)	$(40,588)	$(29,552)
Change in foreign currency translation gain (loss)	(31)	(120)	151	(39)
Accumulated unrealized gain on cash flow hedges	—	428	—	670
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	39	(57)	84	(147)
Change in unrealized gain (loss) on all other available-for-sale investments	14	(136)	(28)	389
Change in unrealized gain on auction rate securities	55	—	248	—
Change in tax effect related to available-for-sale investments	(43)	(94)	(122)	(365)

Total comprehensive loss	$(24,160)	$(9,540)	$(40,255)	$(29,044)

8. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, and assumed issuance of stock under the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method.

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	00000000	00000000	00000000	00000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Net loss	$(24,194)	$(9,561)	$(40,588)	$(29,552)

Denominator:
Basic weighted average common shares outstanding	105,165	98,777	104,272	98,026
Effect of dilutive securities:
Employee equity plans	—	—	—	—
Warrants to purchase common stock	—	—	—	—

Diluted weighted average common shares outstanding	105,165	98,777	104,272	98,026

Net loss per common share – basic and diluted	$(0.23)	$(0.10)	$(0.39)	$(0.30)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	00000000	00000000
	As of
	June 25, 2011	June 26, 2010
Stock options	10,023	10,394
RSUs	6,408	7,137
PSUs	2,599	3,321
ESPP	867	645
Warrants to purchase common stock	124	124

Total	20,021	21,621

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, restricted stock awards, performance stock awards and employee stock purchase. As of June 25, 2011, there were a total of 10.5 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	00000000	00000000	00000000
	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	7,815	$6.52	$30,923
Options granted	2,506	$8.20
Options exercised	(234)	$4.72	$997
Options canceled	(64)	$10.04

Outstanding at June 25, 2011	10,023	$6.96	$9,165

Vested and expected to vest at June 25, 2011	9,913		$9,164

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	6,783	$9.03	$69,927
RSUs granted	2,223	$8.30
RSUs released	(2,455)	$8.52	$20,918
RSUs canceled	(143)	$9.43

Outstanding at June 25, 2011	6,408	$8.96	$42,165

Expected to release at June 25, 2011	6,052		$39,824

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	2,682	$10.51	$27,660
PSUs granted	—	$—
PSUs released	—	$—	$—
PSUs canceled	(83)	$10.36

Outstanding at June 25, 2011	2,599	$10.52	$17,102

Expected to vest at June 25, 2011	2,531		$16,653

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $6.58 at June 24, 2011 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

Employee Stock Options

During the three months ended June 25, 2011, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 0.3 million shares of common stock at a weighted-average exercise price of $7.00 per share.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six months ended June 25, 2011, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 2.5 million shares at a weighted-average exercise price of $8.20 per share. Options granted during this period have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 6.2 years as of June 25, 2011. Amortization of stock-based compensation for the three and six months ended June 25, 2011 was approximately $3.3 million and $6.5 million, respectively, net of estimated forfeitures.

As of June 25, 2011, the total stock-based compensation cost related to options granted but not yet amortized was $18.3 million, net of estimated forfeitures of $0.6 million. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years. Total fair value of stock options granted to employees and members of the board of directors that vested during the three months ended June 25, 2011 was approximately $2.5 million based on the grant date fair value.

In accordance with the Company’s 2007 Equity Incentive Plan, the Company may grant performance-based stock options whose vesting is contingent upon meeting various individual and company-wide performance goals. Performance-based stock options are generally granted at-the-money and vest upon achievement of performance objectives. These options generally have contractual lives of 10 years.

No performance-based stock options were granted during the second quarter of 2011. During the first quarter of 2011, the Company granted 0.9 million shares of performance-based stock options to certain executive officers of the Company. The options had an exercise price of $8.58 per share, equal to the closing price of the Company’s common stock on the date of grant. The options will vest upon the achievement of the pre-determined performance goals within the established timeframes. If the performance goals are not met within the established timeframes, the total number of shares subject to vesting upon achievement of such performance goals will be canceled immediately and any recognized compensation cost will be reversed. The grant date fair value per share of the options has been calculated using the Black-Scholes option pricing model.

Excluding options granted in connection with the Company’s one-time stock option exchange program, which occurred in fiscal 2010, the ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

	000000	000000	000000	000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Volatility	59% - 62%	56% - 58%	58% - 62%	56% - 61%
Risk-free interest rate	1.70% - 2.10%	2.08% - 2.90%	1.70% - 2.60%	2.08% - 2.90%
Expected life	4.6 - 5.3 years	4.8 - 5.4 years	4.6 - 5.5 years	4.8 - 5.4 years
Estimated fair value	$3.47 - $4.05	$3.64 - $4.83	$3.47 - $4.63	$3.60 - $5.05
Total stock-based compensation expense (in thousands)	$3,309	$3,944	$6,501	$7,894

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	00000000	00000000	00000000	00000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Volatility	66%	45%	66%	45%
Risk-free interest rate	0.2%	0.2%	0.20%	0.2%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.70	$2.13	$2.70	$2.13
Total stock-based compensation expense (in thousands)	$1,003	$613	$1,933	$1,277

Restricted Stock Units

During the three and six months ended June 25, 2011, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.2 million and 2.2 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 25, 2011 was approximately $6.5 million and $12.6 million, respectively. Amortization of stock-based compensation related to RSUs in the three and six months ended June 26, 2010 was approximately $6.2 million and $11.6 million, respectively. As of June 25, 2011, total

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock-based compensation cost related to RSUs granted but not yet amortized was approximately $45.4 million, net of estimated forfeitures of $4.9 million. These costs will be amortized on a straight-line basis over a weighted-average period of 2.3 years.

Performance Stock Units

The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three and six months ended June 25, 2011 was approximately $1.8 million and $4.2 million, respectively. Amortization of stock-based compensation related to PSUs in the three and six months ended June 26, 2010 was approximately $2.1 million and $4.8 million, respectively. As of June 25, 2011, total stock-based compensation cost related to PSUs granted to but not yet amortized was approximately $8.3 million, net of estimated forfeitures of $0.3 million. These costs will be amortized on a straight-line basis over a weighted-average period of 1.2 years.

Common Stock Warrants

As of June 25, 2011, there were warrants to purchase 31,250 shares of common stock outstanding with an exercise price of $8.96 per share and an expiration date of June 30, 2011. On June 30, 2011, these warrants were unexercised and expired accordingly. Additionally, as of June 25, 2011, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	00000000	00000000
	June 25, 2011	December 25, 2010
Stock-based compensation effects in inventory	$3,136	$2,497
Stock-based compensation effects in deferred inventory cost	$274	$287

	00000000	00000000	00000000	00000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$760	$564	$1,491	$1,133
Research and development	3,504	3,350	7,330	6,773
Sales and marketing	2,225	2,192	4,285	4,039
General and administration	4,828	5,198	9,611	10,907

	11,317	11,304	22,717	22,852
Cost of revenue – amortization from balance sheet (1)	1,165	1,303	2,130	2,665

Total stock-based compensation expense	$12,482	$12,607	$24,847	$25,517

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

10. Income Taxes

Provision for income taxes for the three and six months ended June 25, 2011 was $0.4 million and $0.6 million, respectively, or negative 1.5% and negative 1.6%, respectively, on pre-tax losses of $23.8 million and $39.9 million, respectively. This compared to a tax benefit of $0.1 million and $0.2 million, or 0.7% and 0.7%, on pre-tax losses of $9.6 million and $29.8 million, respectively, for the three and six months ended June 26, 2010. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2011

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

primarily relates to a greater proportion of foreign earnings taxed at a higher overall effective foreign tax rate due to the expiration of the Indian holiday benefits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 25, 2011 and December 25, 2010. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	0000000	0000000	0000000	0000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Americas:
United States	$68,940	$89,742	$137,766	$165,707
Other Americas	1,461	576	2,124	870

	$70,401	$90,318	$139,890	$166,577
Europe, Middle East and Africa	23,365	16,109	43,637	33,851
Asia Pacific	2,190	4,971	5,319	6,730

Total revenue	$95,956	$111,398	$188,846	$207,158

Property, plant and equipment, net

	00000000	00000000
	June 25, 2011	December 25, 2010
United States	$55,884	$49,186
Other Americas	166	49
Asia Pacific	2,248	2,505

Total property, plant and equipment, net	$58,298	$51,740

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

Activity related to product warranty was as follows (in thousands):

	0000000	0000000	0000000	0000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Beginning balance	$10,160	$10,650	$11,422	$11,140
Charges to operations	2,261	3,622	3,715	6,663
Utilization	(1,532)	(2,400)	(3,294)	(4,666)
Change in estimate (1)	(195)	(550)	(1,149)	(1,815)

Balance at the end of the period	$10,694	$11,322	$10,694	$11,322

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

Cheetah Patent Infringement

On March 30, 2011, Cheetah Omni LLC (“Cheetah”) filed a motion re-urging the U.S. District Court for the Eastern District of Texas Texarkana Division to lift the stay, which the Company opposed on April 18, 2011. On May 12, 2011, the Court issued an order denying Cheetah’s reurged motion to lift the stay. On May 24, 2011, Cheetah requested reconsideration of the Court’s order, and the Company filed its opposition on June 16, 2011. Cheetah filed a reply to the Company’s opposition on June 23, 2011. Although the Company believes Cheetah’s reurged motion should be denied, the Company cannot predict whether the Court will grant it. In connection with the reexamination of the ’605 Patent and the ’347 Patent, the U.S. PTO has scheduled a hearing for September 21, 2011.

Cambrian Science Patent Infringement

On July 12, 2011, the Company was notified by Level 3 Communications, Inc. (“Level 3”) that Cambrian Science Corporation (“Cambrian”) filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the Central District of California alleging infringement of U.S. Patent No. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Company’s DTN System. Although the Company was not named as a defendant, the Company may be subject to liability pursuant to the indemnification provisions of the agreements between the Company and its customers, including the Defendants, should the outcome of the Cambrian Claim be unfavorable to the Defendants.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. The Company considers the likelihood of loss or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 25, 2011, the Company has not accrued or recorded any such material liabilities.

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

We first introduced our Digital Optical Network architecture to the market in 2005. This architecture is based on our unique PICs and enables high-capacity low-cost bandwidth in the cloud and distributed switching throughout the network. Since 2005, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN System”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN System for the Submarine Line Terminating Equipment market. In addition, we launched our ATN metro access platform (“ATN System”), extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Both the DTN and ATN Systems are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with networks migrating from the current 10 Gigabits per second (“Gbps”) wavelength solutions to 40Gbps solutions in the short-term and 100Gbps solutions in the longer-term. Infinera plans to launch a 100Gbps PIC-based platform by the end of 2011 and begin shipments in the first half of 2012. This system will incorporate our 500Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. To address the needs of customers who require higher fiber capacity in advance of the release of our 100Gbps system, we plan to introduce a non-PIC based 40Gbps solution that will increase the fiber capacity of the DTN System from 1.6 Terabits per second (“Tb/s”) to up to 6.4 Tb/s. We currently expect to introduce this system in the third quarter of 2011. However, we believe that it will be more cost-effective for most of our customers to move to 100Gbps systems when these systems become broadly available as they should offer more favorable network economics.

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

As of June 25, 2011, we have sold our network systems for deployment in the optical networks of 90 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3. We currently have 28 ATN customers enjoying the benefits of an ATN network and 23 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 10% and 12% of our revenue in the three and six months ended June 25, 2011, respectively, and 11% and 16% of our revenue in the three and six months ended June 26, 2010, respectively. Two other customers each accounted for over 10% of our revenue in the three months ended June 25, 2011 and no other customer accounted for over 10% of our revenue in the six months ended June 25, 2011. Our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 99% and 97% of our revenue from direct sales to customers for the three and six months ended June 25, 2011, respectively, and 98% and 98% of our revenue for the three and six months ended June 26, 2010, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2011 will range from $253 million to $260 million, including stock-based compensation expense in the range of $45 million to $48 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 25, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	0000000	0000000	0000000	0000000
	Three Months Ended
	June 25, 2011	% of total revenue	June 26, 2010	% of total revenue
Revenue:
Product	$84,361	88%	$98,035	88%
Ratable product and related support and services	814	1%	1,664	1%
Services	10,781	11%	11,699	11%

Total revenue	$95,956	100%	$111,398	100%

Cost of revenue:
Product	$54,540	57%	$57,668	52%
Ratable product and related support and services	294	—%	929	1%
Services	3,708	4%	5,520	5%
Restructuring credit related to cost of revenue	—	—%	(29)	—%

Total cost of revenue	$58,542	61%	$64,088	58%

Gross profit	$37,414	39%	$47,310	42%

	Six Months Ended
	June 25, 2011	% of total revenue	June 26, 2010	% of total revenue
Revenue:
Product	$166,889	88%	$184,202	89%
Ratable product and related support and services	1,736	1%	3,278	2%
Services	20,221	11%	19,678	9%

Total revenue	$188,846	100%	$207,158	100%

Cost of revenue:
Product	$101,158	54%	$113,108	54%
Ratable product and related support and services	679	—%	1,684	1%
Services	6,851	4%	8,062	4%
Restructuring credit related to cost of revenue	—	—%	(122)	—%

Total cost of revenue	$108,688	58%	$122,732	59%

Gross profit	$80,158	42%	$84,426	41%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	0000000	0000000	0000000	0000000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Total revenue by geography
Domestic	$68,940	$89,742	$137,766	$165,707
International	27,016	21,656	51,080	41,451

	$95,956	$111,398	$188,846	$207,158

% Revenue by geography
Domestic	72%	81%	73%	80%
International	28%	19%	27%	20%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$94,634	$109,199	$183,448	$202,491
Indirect	1,322	2,199	5,398	4,667

	$95,956	$111,398	$188,846	$207,158

% Revenue by sales channel
Direct	99%	98%	97%	98%
Indirect	1%	2%	3%	2%

	100%	100%	100%	100%

Revenue

Total revenue decreased to $96.0 million for the three months ended June 25, 2011 from $111.4 million for the corresponding period in 2010. For the six months ended June 25, 2011, total revenue decreased to $188.8 million from $207.2 million for the corresponding period in 2010. These decreases were primarily due to lower bandwidth demand from our existing customers and a reduction in new footprint deployments with new and existing customers.

International revenue increased to 28% of total revenue in the three months ended June 25, 2011 from 19% of total revenue in the corresponding period in 2010, and increased to 27% of total revenue in the six months ended June 25, 2011 from 20% of total revenue in the corresponding period in 2010. These increases were primarily due to an increased proportion of our sales occurring in Europe. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $84.4 million for the three months ended June 25, 2011 from $98.0 million for the corresponding period in 2010. Total product revenue decreased to $166.9 million for the six months ended June 25, 2011 from $184.2 million for the corresponding period in 2010. We experienced some lower bandwidth demand from our existing customers and a reduction in new footprint deployments which may have been partially attributable to the timing of the introduction of our 40 Gbps product.

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 3, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 1, 2011, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $0.8 million for the three months ended June 25, 2011 from $1.7 million for the corresponding period in 2010 and decreased to $1.7 million for the six months ended June 25, 2011 from $3.3 million for the corresponding period in 2010. These decreases were due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14.

Total services revenue decreased to $10.8 million for the three months ended June 25, 2011 from $11.7 million for the corresponding period in 2010 primarily reflecting a $2.4 million decrease in deployment services revenue offset by incremental recognition of $0.8 million of extended hardware warranty revenue, $0.4 million of software subscription revenue, $0.2 million of spares management services revenue and $0.1 million of network management services revenue. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods. Total services revenue increased to $20.2 million for the six months ended June 25, 2011 from $19.7 million for the corresponding period in 2010 primarily reflecting the incremental recognition of $1.8 million of extended hardware warranty revenue, $1.1 million of software subscription revenue, $0.4 million of spares management services revenue and $0.3 million of network management services revenue. These increases were partially offset by a $3.1 million decrease in deployment services revenue reflecting lower levels of new deployments.

We do not have the visibility necessary to accurately predict future revenues beyond a one-quarter time horizon. However, we believe that we will be competitively disadvantaged in regard to fiber capacity due to the timing of the introduction of our 40Gbps product. While we expect to begin recognizing revenue from this product in the fourth quarter of 2011, our revenues may be negatively impacted in the interim.

Cost of Revenue and Gross Margin

Gross margin decreased to 39% in the three months ended June 25, 2011 from 42% in the corresponding period in 2010. This decrease was primarily due to incremental expenses incurred in the second quarter of 2011 associated with the expansion of our manufacturing capacity for our next-generation products. In addition, we experienced the need for increased pricing discounts and increased sales of lower margin common equipment which was partially offset by increased sales of higher gross margin Tributary Adaptor Modules (“TAMs”) in the period.

Gross margin increased to 42% in the six months ended June 25, 2011 from 41% in the corresponding period in 2010 primarily reflecting a higher proportion of revenue attributed to our higher gross margin TAMs in the first half of 2011. This positive impact was partially offset by the need for increased pricing discounts, increased sales of lower margin common equipment in the second quarter of 2011 and incremental expenses associated with the expansion of our manufacturing capacity for our next-generation products.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	00000000	00000000	00000000	00000000
	Three Months Ended
	June 25, 2011	% of total revenue	June 26, 2010	% of total revenue
Operating expenses:
Research and development	$32,899	34%	$28,923	26%
Sales and marketing	14,957	16%	13,682	12%
General and administrative	13,635	14%	14,448	13%
Restructuring and other costs	—	—%	(2)	—%

Total operating expenses	$61,491	64%	$57,051	51%

	Six Months Ended
	June 25, 2011	% of total revenue	June 26, 2010	% of total revenue
Operating expenses:
Research and development	$64,208	34%	$57,406	28%
Sales and marketing	28,892	15%	26,719	13%
General and administrative	27,144	15%	30,185	14%
Restructuring and other costs	—	—%	159	—%

Total operating expenses	$120,244	64%	$114,469	55%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	00000	00000	00000	00000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Research and development	$3,504	$3,350	$7,330	$6,773
Sales and marketing	2,225	2,192	4,285	4,039
General and administration	4,828	5,198	9,611	10,907

Total	$10,557	$10,740	$21,226	$21,719

Research and Development Expenses

Research and development expenses increased by $4.0 million in the three months ended June 25, 2011 compared to the corresponding period in 2010 primarily due to increased headcount and personnel-related costs of $2.2 million comprised of $2.0 million of cash compensation and $0.2 million of stock-based compensation expense. In addition, during the three months ended June 25, 2011, we incurred $0.8 million of increased depreciation, $0.7 million increase in spending on materials, equipment and software and a $0.3 million increase in professional and outside services as compared to the same period in 2010.

Research and development expenses increased by $6.8 million in the six months ended June 25, 2011 compared to the corresponding period in 2010 primarily due to increased headcount and personnel-related costs of $3.8 million comprised of $3.2 million of cash compensation and $0.6 million of stock-based compensation expense. In addition, during the six months ended June 25, 2011, we incurred $1.7 million of increased depreciation, $0.9 million increase in spending on materials, equipment and software and a $0.4 million increase in professional and outside services as compared to the same period in 2010.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.3 million in the three months ended June 25, 2011 compared to the corresponding period in 2010 primarily due to $0.8 million in compensation and personnel-related expenses due to increased headcount, increased travel and related expenses of $0.3 million, increased marketing program expenses and trade show costs of $0.3 million, increased outside professional services of $0.2 million and an increase in facilities and other costs of $0.2 million. These increases were offset by $0.3 million related to lower expenses for customer lab trials and $0.2 million in decreased sales commissions.

Sales and marketing expenses increased by $2.2 million in the six months ended June 25, 2011 compared to the corresponding period in 2010 primarily due to $0.8 million in compensation and personnel-related expenses due to increased headcount, $0.7 million increase in travel and related expenses, $0.7 million increase in marketing program expenses and trade show costs, $0.6 million increase related to outside professional services, $0.3 million increase in facilities and other costs and $0.2 million of increased stock-based compensation expense. These increases were offset by $0.6 million in decreased sales commissions and $0.5 million related to lower expenses for customer lab trials.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million in the three months ended June 25, 2011 compared to the corresponding period in 2010 primarily due to a $0.5 million decrease in cash compensation, $0.4 million of decreased stock-based compensation expense, and $0.1 million related to lower outside professional services and other costs. These decreases were partially offset by increased depreciation costs of $0.2 million.

General and administrative expenses decreased by $3.0 million in the six months ended June 25, 2011 compared to the corresponding period in 2010 primarily due to $1.3 million of decreased stock-based compensation expense, $1.0 million related to lower outside professional services and fees, $0.9 million decrease in cash compensation and $0.1 million decrease in facilities and other costs. These decreases were partially offset by increased depreciation of $0.3 million.

Restructuring and Other Costs

In the three and six months ended June 26, 2010, we incurred an immaterial credit amount and $0.2 million of restructuring and other costs associated with the closure of our Maryland-based semiconductor fabrication plant. These expenses related to operating lease and contract termination costs and severance and related expenses. We completed the restructuring actions in 2010.

Other Income (Expense), Net

	00000	00000	00000	00000
	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
		(In thousands)
Interest income	$225	$325	$537	$810
Other gain (loss), net	20	(208)	(391)	(524)

Total income (expense), net	$245	$117	$146	$286

Interest income decreased by $0.1 million in the three months ended June 25, 2011 compared to the corresponding period in 2010 and decreased by $0.3 million in the six months ended June 25, 2011 compared to the corresponding period in 2010. These decreases were mainly due to lower interest rates on investments.

Other gain (loss), net for the three months ended June 25, 2011 included a loss of $0.2 million of realized and unrealized foreign currency transactions and a gain of $0.2 million related to sale of assets. Other gain (loss), net for the six months ended June 25, 2011 included a loss of $0.7 million of realized and unrealized foreign currency transactions and a gain of $0.3 million related to sale of assets.

Other gain (loss), net for the three months ended June 26, 2010 included a loss of $0.4 million partially offset by $0.1 million gain from the sale of assets and Other gain (loss), net for the six months ended June 26, 2010 included $0.8 million of realized and unrealized foreign currency transactions partially offset by $0.2 million gain from the sale of assets.

Income Tax Provision (Benefit)

Provision for income taxes for the three and six months ended June 25, 2011 was $0.4 million and $0.6 million, respectively, or negative 1.5% and negative 1.6%, respectively, on pre-tax losses of $23.8 million and $39.9 million, respectively. This compared to a tax benefit of $0.1 million and $0.2 million, or 0.7% and 0.7%, on pre-tax losses of $9.6 million and $29.8 million, respectively, for the three and six months ended June 26, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2011 primarily relates to a greater proportion of foreign earnings taxed at a higher overall effective foreign tax rate due to the expiration of the Indian holiday benefits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against domestic deferred tax assets, net of deferred tax liabilities, as of June 25, 2011 and December 25, 2010. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	00000000	00000000
	Six Months Ended
	June 25, 2011	June 26, 2010
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(989)	$13,507
Investing activities	$(16,250)	$(25,726)
Financing activities	$4,338	$6,541

	June 25, 2011	December 25, 2010
	(In thousands)
Cash and cash equivalents	$100,926	$113,649
Short-term and long-term investments	$175,570	177,966
Short-term and long-term restricted cash	$2,518	4,091

	$279,014	$295,706

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. agency notes. As of June 25, 2011, long-term investments include $8.6 million (par value) of available-for-sale auction rate securities (“ARS”). The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the six months ended June 25, 2011 was $1.0 million as compared to cash provided by operating activities of $13.5 million for the corresponding period in 2010. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the six months ended June 25, 2011 was $40.6 million, which included non-cash charges of $35.1 million, compared to a net loss of $29.6 million in the corresponding period in 2010, including non-cash charges of $34.4 million.

Net cash used to fund working capital was $4.5 million for the six months ended June 25, 2011. Accounts payable decreased by $7.8 million due to lower inventory purchases during the period. Accrued liabilities decreased by $4.5 million primarily due to reduced levels of compensation and commission related accruals. This was partially offset by a decrease in inventory of $13.3 million primarily due to increased shipments and improved supply chain management and a decrease in accounts receivables of $6.1 million primarily driven by lower level of sales during the first half of 2011.

Net cash provided by working capital changes was $8.6 million for the six months ended June 26, 2010. Accounts receivable decreased by $14.8 million primarily reflecting linearity of invoicing and collections activities in the period. Inventory increased by $15.0 million primarily due to a decision to hold increased finished goods inventory as a buffer against product shortages in the supply chain, increased inventory requirements associated with our spares management service offerings and increased levels of inventory awaiting customer acceptance. In addition, accounts payable increased by $5.0 million reflecting increased inventory purchases during the period.

Investing Activities

Net cash used in investing activities in the six months ended June 25, 2011 was $16.3 million compared to $25.7 million in the corresponding period of 2010. Investing activities for the six months ended June 25, 2011 included net proceeds of $0.5 million from purchases, maturities, calls and sales of investments in the period and $17.3 million of capital expenditures. Investing activities for the six months ended June 26, 2010 included a net usage of cash of $11.8 million from purchases, maturities, calls and sales of investments in the period and $9.7 million of capital expenditures. Additionally, we made a $4.5 million cost-method equity investment during the six months ended June 26, 2010.

Financing Activities

Net proceeds from financing activities in the six months ended June 25, 2011 and June 26, 2010 were $4.3 million and $6.5 million, respectively, primarily related to proceeds from the issuance of common stock under our stock-based compensation plans. Net proceeds in the six months ended June 25, 2011 was offset by $1.2 million related to the repurchase of shares from employees to satisfy minimum tax withholdings.

Liquidity

As of June 25, 2011, we held $8.6 million (par value) with a fair value of $7.9 million of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. These ARS have contractual maturity terms of up to 34.5 years and it is not clear when we will be able to liquidate these investments. During the second quarter of 2009, we determined that we did not intend to sell these securities and did not believe that it was more likely than not that we would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During the three and six months ended June 25, 2011, $0.1 million and $0.3 million of these ARS, respectively, were called at par value.

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

Contractual Obligations

The following is a summary of our contractual obligations as of June 25, 2011 (in thousands):

	0000000	0000000	0000000	0000000	0000000
		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations (1)	$33,175	$33,175	$—	$—	$—
Operating leases	43,320	5,412	9,950	8,895	19,063
Other contracts (2)	1,350	450	900	—	—

Total contractual obligations (3)	$77,845	$39,037	$10,850	$8,895	$19,063

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Other contracts are related to contractual obligations for non-recurring engineering costs.
(3)	Tax liabilities of $0.9 million are not included in the table because we are unable to determine the timing of settlement, if any, of these future payments with a reasonably reliable estimate.

We had $2.5 million of standby letters of credit outstanding as of June 25, 2011. These consisted of $0.2 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and $0.8 million related to property leases. We had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of June 25, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Cheetah Patent Infringement

On March 30, 2011, Cheetah Omni LLC (“Cheetah”) filed a motion re-urging the U.S. District Court for the Eastern District of Texas Texarkana Division to lift the stay, which the Company opposed on April 18, 2011. On May 12, 2011, the Court issued an order denying Cheetah’s reurged motion to lift the stay. On May 24, 2011, Cheetah requested reconsideration of the Court’s order, and we filed our opposition on June 16, 2011. Cheetah filed a reply to our opposition on June 23, 2011. Although we believe Cheetah’s reurged motion should be denied, we cannot predict whether the Court will grant it. In connection with the reexamination of the ’605 Patent and the ’347 Patent, the U.S. PTO has scheduled a hearing for September 21, 2011.

Cambrian Science Patent Infringement

On July 12, 2011, the Company was notified by Level 3 that Cambrian Science Corporation (“Cambrian”) filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the Central District of California alleging infringement of U.S. Patent No. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Company’s DTN System. Although the Company was not named as a defendant, we may be subject to liability pursuant to the indemnification provisions of our agreements with our customers, including the Defendants, should the outcome of the Cambrian Claim be unfavorable to the Defendants.

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

For the fiscal year ended December 25, 2010, we recorded a net loss of $27.9 million. As of December 25, 2010, our accumulated deficit was $405.3 million. As of June 25, 2011, our accumulated deficit was $445.9 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $92.9 million to $130.1 million and our operating income (loss) has ranged from an operating loss of $24.1 million to operating income of $4.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

•

the timing of product releases or upgrades by us or by our competitors. In particular, if we fail to achieve targeted release dates for our next-generation (40Gbps and 100Gbps) products, our revenue and operating results may be negatively impacted;

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

Our gross margins may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 39% to 50%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors to continue to improve the performance of their existing products and to introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must properly anticipate future customer requirements and we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and to sell the appropriate solutions, it may limit our competitive position and future sales, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to make these investments and we may not be able to make the technological advances necessary to be competitive.

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

We compete with low-cost producers from China that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.

We are dependent on a small number of key customers for a significant portion of our revenue and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.

A relatively small number of customers account for a large percentage of our net revenue. As a result, our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers.

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

Substantial changes in the optical networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. This increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices and which would have an adverse impact on our operating results.

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

We are required to generate forecasts of future demands for our products several months prior to the scheduled delivery to our prospective customers, which requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthening in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. In addition, Cambrian Science has filed suit against seven of our customers alleging that the use of our DTN System by our customers infringes upon a Cambrian Science patent. Information regarding these matters is set forth in Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. In the event that Cheetah or Cambrian Science is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 2, 2011