Form 10-Q
period 2011-09-24
INFINERA CORP
filed 2011-11-01
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

As of October 27, 2011, 106,801,545 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 24, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	September 24, 2011	December 25, 2010
ASSETS

Current assets:
Cash and cash equivalents	$112,641	$113,649
Short-term investments	132,616	168,013
Short-term restricted cash	157	1,856
Accounts receivable	68,954	75,931
Other receivables	1,259	4,420
Inventories, net	70,295	81,893
Deferred inventory costs	6,468	6,715
Prepaid expenses and other current assets	15,699	9,118

Total current assets	408,089	461,595

Property, plant and equipment, net	63,703	51,740
Deferred inventory costs, non-current	2,023	2,512
Long-term investments	27,524	9,953
Cost-method investment	9,000	4,500
Long-term restricted cash	2,637	2,235
Deferred tax asset	3,182	11,882
Other non-current assets	3,429	7,108

Total assets	$519,587	$551,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,636	$35,658
Accrued expenses	23,373	19,790
Accrued compensation and related benefits	14,923	25,098
Accrued warranty	5,054	5,696
Deferred revenue	19,927	21,958
Deferred tax liability	3,182	11,882

Total current liabilities	104,095	120,082

Accrued warranty, non-current	6,050	5,726
Deferred revenue, non-current	3,206	4,633
Other long-term liabilities	11,607	10,335

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares – 500,000 as of September 24, 2011 and December 25, 2010 Issued and outstanding shares – 106,747 as of September 24, 2011 and 102,492 as of December 25, 2010	107	102
Additional paid-in capital	863,805	817,200
Accumulated other comprehensive loss	(1,597)	(1,261)
Accumulated deficit	(467,686)	(405,292)

Total stockholders’ equity	394,629	410,749

Total liabilities and stockholders’ equity	$519,587	$551,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Revenue:
Product	$89,554	$115,121	$256,443	$299,323
Ratable product and related support and services	847	1,460	2,583	4,738
Services	13,621	13,480	33,842	33,158

Total revenue	104,022	130,061	292,868	337,219

Cost of revenue:
Cost of product	57,449	58,552	158,607	171,660
Cost of ratable product and related support and services	167	874	846	2,558
Cost of services	5,757	6,223	12,608	14,285
Restructuring credit related to cost of revenue	0	(60)	0	(182)

Total cost of revenue	63,373	65,589	172,061	188,321

Gross profit	40,649	64,472	120,807	148,898

Operating expenses:
Research and development	31,694	29,886	95,902	87,292
Sales and marketing	17,545	14,847	46,437	41,566
General and administrative	13,112	15,609	40,256	45,794
Restructuring and other costs	0	0	0	159

Total operating expenses	62,351	60,342	182,595	174,811

Income (loss) from operations	(21,702)	4,130	(61,788)	(25,913)

Other income (expense), net:
Interest income	205	283	742	1,093
Other gain (loss), net	188	172	(203)	(352)

Total other income (expense), net	393	455	539	741
Income (loss) before provision of income taxes	(21,309)	4,585	(61,249)	(25,172)
Provision for income taxes	497	225	1,145	20

Net income (loss)	$(21,806)	$4,360	$(62,394)	$(25,192)

Net income (loss) per common share
Basic	$(0.21)	$0.04	$(0.59)	$(0.26)

Diluted	$(0.21)	$0.04	$(0.59)	$(0.26)

Weighted average shares used in computing net income (loss) per common share
Basic	106,264	99,976	104,936	98,647

Diluted	106,264	105,159	104,936	98,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 24, 2011	September 25, 2010
Cash Flows from Operating Activities:
Net loss	$(62,394)	$(25,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,355	11,594
Provision for other receivables	563	0
Non-cash restructuring and other costs	0	100
Amortization of premium on investments	3,290	2,753
Stock-based compensation expense	37,427	39,961
Unrealized loss on Put Rights	0	1,696
Unrealized holding gain for trading securities	0	(1,696)
Non-cash tax benefit	(130)	(411)
Other gain	(337)	(210)
Changes in assets and liabilities:
Accounts receivable	6,976	5,425
Other receivables	3,622	(430)
Inventories, net	12,333	(19,787)
Prepaid expenses and other assets	5,471	4,932
Deferred inventory costs	549	114
Accounts payable	(2,888)	15,024
Accrued liabilities and other expenses	(10,946)	(6,856)
Deferred revenue	(3,459)	(3,275)
Accrued warranty	(316)	(215)

Net cash provided by operating activities	3,116	23,527

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(206,829)	(212,307)
Purchase of cost-method investment	(4,500)	(4,500)
Proceeds from sale of available-for-sale investments	3,035	0
Proceeds from maturities and calls of investments, and exercise of Put Rights	218,798	184,662
Proceeds from disposal of assets	262	284
Purchase of property and equipment	(23,236)	(15,639)
Advance to secure manufacturing capacity	(1,500)	0
Reimbursement of manufacturing capacity advance	375	0
Change in restricted cash	1,262	(61)

Net cash used in investing activities	(12,333)	(47,561)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	9,964	12,341
Repurchase of common stock	(1,239)	(14)
Payments for purchase of assets under financing arrangement	(262)	(262)

Net cash provided by financing activities	8,463	12,065

Effect of exchange rate changes on cash	(254)	86

Net change in cash and cash equivalents	(1,008)	(11,883)
Cash and cash equivalents at beginning of period	113,649	109,859

Cash and cash equivalents at end of period	$112,641	$97,976

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$852	$882

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

The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

There have been no material changes in the Company’s significant accounting policies for the nine months ended September 24, 2011 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

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

The Company measures its cash equivalents, derivative instruments and debt securities at fair value and classifies its securities in accordance with the fair value hierarchy. The Company’s money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

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

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of September 24, 2011, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of September 24, 2011, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 200 bps to 335 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of September 24, 2011, the Company held $5.0 million (par value) of AAA rated securities and $3.3 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 205 bps for A3 rated securities and 257 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 9.4 years for A3 rated securities and 10.0 years for AAA securities.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 24, 2011				As of December 25, 2010
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$58,859	$—	$—	$58,859	$37,010	$—	$—	$37,010
Certificates of deposit	—	13,918	—	13,918	—	240	—	240
Commercial paper	—	15,995	—	15,995	—	82,415	—	82,415
Corporate bonds	—	88,054	—	88,054	—	90,620	—	90,620
U.S. agency notes	—	6,997	—	6,997	—	—	—	—
U.S. treasuries	27,633	—	—	27,633	—	—	—	—
ARS	—	—	7,783	7,783	—	—	7,790	7,790
Foreign currency exchange forward contracts	—	129	—	129	—	303	—	303

Total assets	$86,492	$125,093	$7,783	$219,368	$37,010	$173,578	$7,790	$218,378

Liabilities
Foreign currency exchange forward contracts	$—	$99	$—	$99	$—	$74	$—	$74

Total liabilities	$—	$99	$—	$99	$—	$74	$—	$74

During the three and nine months ended September 24, 2011, there were no transfers of assets or liabilities between Level 1 and Level 2 and there were no transfers into or out of Level 3 financial assets.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Three Months Ended
	June 25, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		September 24, 2011
ARS – available-for-sale	$7,903	$185	(1)	$(305	)(2)	$7,783

	Nine Months Ended
	December 25, 2010	Total Net Gains Included in Other Comprehensive Loss		Calls		September 24, 2011
ARS – available-for-sale	$7,790	$511	(1)	$(518	)(2)	$7,783

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three and nine months ended September 24, 2011 were immaterial.

	Three Months Ended
	June 26, 2010	Total Net Gains Included In Other Comprehensive Loss		Calls		September 25, 2010
ARS – available-for-sale	$7,709	$436	(1)	$(158	)(2)	$7,987
ARS – trading securities	20,284	—		(20,284	)(2)	—
Put Rights	4,216	—		(4,216	)(2)	—

Total	$32,209	$436		$(24,658)		$7,987

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended
		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Loss		Calls		September 25, 2010
ARS – available-for-sale	$7,671	$—		$789	(1)	$(473	)(2)	$7,987
ARS – trading securities	49,911	1,696	(3)	—		(51,607	)(2)	—
Put Rights	10,864	(1,696	)(4)	—		(9,168	)(2)	—

Total	$68,446	$—		$789		$(61,248)		$7,987

(1)	Amount represents the change in the non-credit loss related to OTTI recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three and nine months ended September 25, 2010 were immaterial.
(3)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying condensed consolidated statements of operations.
(4)	Amount represents the decrease in fair value of the Put Rights associated with the Company’s ARS recorded as Other gain (loss), net in the accompanying condensed consolidated statements of operations.

Investments at fair value were as follows (in thousands):

	September 24, 2011
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$58,859		$—	$—	$58,859
Certificates of deposit	13,953		—	(35)	13,918
Commercial paper	15,995		—	—	15,995
Corporate bonds	88,175		1	(122)	88,054
U.S. agency notes	6,997		—	—	6,997
U.S. treasuries	27,639		6	(12)	27,633
ARS	7,367	(1)	416	—	7,783	(2)

Total available-for-sale investments	$218,985		$423	$(169)	$219,239

	December 25, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,010		$—	$—	$—	$37,010
Certificates of deposit	240		—	—	—	240
Commercial paper	82,428		—	4	(17)	82,415
Corporate bonds	90,644		—	8	(32)	90,620
ARS	7,893	(1)	(103)	—	—	7,790	(2)

Total available-for-sale investments	$218,215		$(103)	$12	$(49)	$218,075

(1)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of September 24, 2011, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of up to 18 months, and ARS have contractual maturity terms of up to 34.2 years. Proceeds from sales, maturities and calls of available-for-sale investments were $221.8 million and $184.7 million in the nine months ended September 24, 2011 and September 25, 2010, respectively. Gross realized gains (losses) on short-term and long-term investments were immaterial for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-Than-Temporary Impairments

As of September 24, 2011, the Company held $8.3 million (par value) of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which was recognized as Other gain (loss), net in the Company’s condensed consolidated statements of operations, and an amount related to all other factors, which was recorded in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

These ARS had net increases in fair value of $0.2 million and $0.5 million for the three and nine months ended September 24, 2011, respectively. These changes were recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during the three and nine months ended September 24, 2011. During the three and nine months ended September 24, 2011, $0.4 million and $0.6 million of these ARS, respectively, were called at par value.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2010	$7,893	$(958)	$1,286	$(1,389)	$(103)
Unrealized gain	—	—	512	—	512
Call on investments	(526)	74	(70)	77	7

Balance at September 24, 2011	$7,367	$(884)	$1,728	$(1,312)	$416

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an immaterial increase in the credit loss related portion of the OTTI for the third quarter of 2011.

4. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company and in August 2011, the Company invested an additional $4.5 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of September 24, 2011, no event had occurred that would adversely affect the carrying value of this investment. The Company did not record any impairment charges for this cost-method investment during the nine months ended September 24, 2011.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the three and nine months ended September 24, 2011 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of September 24, 2011, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended September 24, 2011 and September 25, 2010, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables not designated as hedging instruments was a gain of $0.3 million and a loss of $0.9 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations. For the nine months ended September 24, 2011 and September 25, 2010, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables not designated as hedging instruments was a loss of $1.6 million and a gain of $0.9 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The Company also enters into foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euros. Prior to December 25, 2010, these contracts were designated as cash flow hedges, however, the Company ceased hedge accounting prospectively at the end of fiscal 2010 because it was no longer probable that the original forecasted transactions would occur within two months of the originally specified transaction dates. In the three and nine months ended September 24, 2011, the Company recognized a $0.1 million gain and $0.2 million of loss, respectively, in Other gain (loss), net, from the change of fair value on the related contracts. These forward contracts typically had maturities of up to approximately 1.5 years.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 24, 2011			As of December 25, 2010
	Gross Notional(1)	Expenses and Other Current Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts	$16,262	$129	$99	$26,365	$303	$74

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	September 24, 2011	December 25, 2010
Inventories, net:
Raw materials	$6,952	$23,104
Work in process	26,937	14,798
Finished goods(1)	36,406	43,991

Total inventories, net	$70,295	$81,893

Property, plant and equipment, net:
Computer hardware	$7,831	$7,599
Computer software	7,385	6,523
Laboratory and manufacturing equipment	107,720	92,474
Furniture and fixtures	1,071	711
Leasehold improvements	29,455	22,549

Subtotal	$153,462	$129,856
Less accumulated depreciation and amortization	(89,759)	(78,116)

Total property, plant and equipment, net	$63,703	$51,740

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,502	$1,421
Taxes payable	3,289	2,043
Royalties	905	1,548
Accrued rebate and customer prepay liability	5,065	3,877
Leasehold improvements accrual	688	3,686
Other accrued expenses	7,924	7,215

Total accrued expenses	$23,373	$19,790

(1)

Included in finished goods inventory at September 24, 2011 and December 25, 2010 were $8.9 million and $9.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

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

The components of Accumulated other comprehensive loss are as follows (in thousands):

	September 24, 2011	December 25, 2010
Accumulated net unrealized loss on foreign currency translation adjustment	$(1,061)	$(490)
Accumulated unrealized non-credit related other-than-temporary impairment loss on available-for-sale investments	—	(103)
Accumulated unrealized holding loss on all other available-for-sale investments	(163)	(37)
Accumulated unrealized gain on auction rate securities	416	—
Accumulated tax effect on items related to available-for-sale investments	(789)	(631)

Total accumulated other comprehensive loss	$(1,597)	$(1,261)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles net loss to comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Net income (loss)	$(21,806)	$4,360	$(62,394)	$(25,192)
Change in foreign currency translation gain (loss)	(722)	225	(571)	186
Accumulated unrealized gain (loss) on cash flow hedges	—	(471)	—	199
Change in unrealized non-credit related other-than-temporary impairment gain on available-for-sale investments	19	453	103	842
Change in unrealized gain (loss) on all other available-for-sale investments	(98)	134	(126)	(13)
Change in unrealized gain on auction rate securities	168	—	416	—
Change in tax effect related to available-for-sale investments	(36)	(47)	(158)	(411)

Total comprehensive income (loss)	$(22,475)	$4,654	$(62,730)	$(24,389)

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

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Numerator:
Net income (loss)	$(21,806)	$4,360	$(62,394)	$(25,192)

Denominator:
Basic weighted average common shares outstanding	106,264	99,976	104,936	98,647
Effect of dilutive securities:
Stock options	—	2,652	—	—
Restricted stock units	—	1,367	—	—
Performance stock units	—	1,084	—	—
Employee stock purchase plan shares	—	46	—	—
Warrants to purchase common stock	—	34	—	—

Diluted weighted average common shares outstanding	106,264	105,159	104,936	98,647

Net income (loss) per common share
Basic	$(0.21)	$0.04	$(0.59)	$(0.26)

Common	$(0.21)	$0.04	$(0.59)	$(0.26)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company excluded 5.6 million shares of outstanding stock options, 1.6 million of RSUs, 1.0 million of PSUs and an immaterial amount of warrants from the calculation of diluted earnings per common share in the three months ended September 25, 2010 because their effect would be anti-dilutive.

The Company incurred a net loss for the three and nine months ended September 24, 2011 and the nine months ended September 25, 2010 and as a result, potential common shares from options, stock awards, employee stock purchase plan shares and warrants totaling 19.6 million shares, 19.6 million shares and 20.4 million shares, respectively, were not included in the net loss per common share calculation, as their inclusion would have been anti-dilutive.

As of September 24, 2011 and September 25, 2010, the Company had the following equity awards outstanding which will increase the basic weighted average number of common shares outstanding at the time, if and when, the options are exercised or the restricted stock units and performance stock units are released (in thousands):

	As of
	September 24, 2011	September 25, 2010
Stock options	9,903	9,588
RSUs	6,147	6,925
PSUs	2,599	3,135
ESPP	856	656
Warrants to purchase common stock	93	124

Total	19,598	20,428

9. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As of September 24, 2011, there were a total of 10.5 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	7,815	$6.52	$30,923
Options granted	2,570	$8.17
Options exercised	(355)	$3.94	$1,579
Options canceled	(127)	$8.53

Outstanding at September 24, 2011	9,903	$7.02	$13,207

Vested and expected to vest at September 24, 2011	9,805		$13,190
Exercisable at September 24, 2011	5,907	$6.23	$12,536

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	6,783	$9.03	$69,927
RSUs granted	2,331	$8.24
RSUs released	(2,730)	$8.79	$23,988
RSUs canceled	(237)	$9.20

Outstanding at September 24, 2011	6,147	$8.83	$48,379

Expected to release at September 24, 2011	5,855		$46,079

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	2,682	$10.51	$27,660
PSUs granted	—	$—
PSUs released	—	$—
PSUs canceled	(83)	$10.36

Outstanding at September 24, 2011	2,599	$10.52	$20,455

Expected to vest at September 24, 2011	2,549		$20,057

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $7.87 at September 23, 2011 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 24, 2011, which is expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$15,522	1.8
RSUs	$39,737	2.1
PSUs	$6,110	1.0

Employee Stock Options

During the three months ended September 24, 2011, the Company granted options to employees to purchase an aggregate of 0.1 million shares of common stock at a weighted-average exercise price of $7.24 per share. During the nine months ended September 24, 2011, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 2.6 million shares at a weighted-average exercise price of $8.17 per share. Options granted during this period have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 6.2 years as of September 24, 2011. Total fair value of stock options granted to employees and members of the board of directors that vested during the three months ended September 24, 2011 was approximately $2.2 million based on the grant date fair value.

In accordance with the Company’s 2007 Equity Incentive Plan, the Company may grant performance-based stock options whose vesting is contingent upon meeting various individual and company-wide performance goals. Performance-based stock options are generally granted at-the-money and vest upon achievement of performance objectives. These options generally have contractual lives of 10 years.

Included in the 2.6 million shares of stock options granted during the nine months ended September 24, 2011, the Company granted 0.9 million shares of performance-based stock options to certain executive officers of the Company during the first quarter of 2011. No performance-based stock options were granted during the second and third quarters of 2011. The options had an exercise price of $8.58 per share, equal to the closing price of the Company’s common stock on the date of grant. The options will vest upon the achievement of the pre-determined performance goals within the established timeframes. If the performance goals are not met within the established timeframes, the total number of shares subject to vesting upon achievement of such performance goals will be canceled immediately and any recognized compensation cost will be reversed. The grant date fair value per share of the options has been calculated using the Black-Scholes option pricing model.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding options granted in connection with the Company’s one-time stock option exchange program, which occurred in fiscal 2010, the ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Volatility	60%	58% - 59%	58% - 62%	56% - 61%
Risk-free interest rate	1.80%	1.80% - 2.00%	1.70% - 2.60%	1.80% - 2.90%
Expected life	5.3 years	4.9 - 5.4 years	4.6 - 5.5 years	4.8 - 5.4 years
Estimated fair value	$3.85	$3.32 - $3.48	$3.47 - $4.63	$3.32 - $5.05
Total stock-based compensation expense (in thousands)	$3,085	$3,587	$9,585	$11,481

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Volatility	51%	55%	51% - 66%	45% - 55%
Risk-free interest rate	0.12%	0.23%	0.12% - 0.20%	0.20% - 0.23%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.09	$2.58	$2.09 - $2.70	$2.13 - $2.58
Total stock-based compensation expense (in thousands)	$715	$726	$2,648	$2,003

Restricted Stock Units

During the three and nine months ended September 24, 2011, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.1 million and 2.3 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 24, 2011 and September 25, 2010 was approximately $6.3 million and $18.9 million, respectively, and $6.6 million and $18.3 million, respectively.

Performance Stock Units

The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in the three and nine months ended September 24, 2011 and September 25, 2010 was approximately $2.4 million and $6.6 million, respectively, and $2.7 million and $7.5 million, respectively.

Common Stock Warrants

As of September 24, 2011, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 24, 2011	December 25, 2010
Stock-based compensation effects in inventory	$3,118	$2,497
Stock-based compensation effects in deferred inventory cost	$214	$287

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$722	$725	$2,213	$1,858
Research and development	3,745	3,773	11,075	10,546
Sales and marketing	2,216	2,148	6,501	6,187
General and administration	4,410	6,281	14,021	17,188

	11,093	12,927	33,810	35,779
Cost of revenue – amortization from balance sheet(1)	1,487	1,517	3,617	4,182

Total stock-based compensation expense	$12,580	$14,444	$37,427	$39,961

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

10. Income Taxes

Provision for income taxes for the three and nine months ended September 24, 2011 was $0.5 million and $1.1 million, respectively, or negative 2.3% and negative 1.9%, respectively, on pre-tax losses of $21.3 million and $61.2 million, respectively. This compared to a tax provision of $0.2 million and an immaterial amount, or 4.9% and negative 0.1%, on pre-tax income of $4.6 million and pre-tax loss of $25.2 million, respectively, for the three and nine months ended September 25, 2010. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2011 primarily relates to a greater proportion of foreign earnings taxed at a higher overall effective foreign tax rate due to the expiration of the Indian holiday benefits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 24, 2011 and December 25, 2010. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Americas:
United States	$67,540	$94,392	$205,306	$260,099
Other Americas	5,024	14,012	7,148	14,882

	$72,564	$108,404	$212,454	$274,981
Europe, Middle East and Africa	25,964	20,349	69,601	54,200
Asia Pacific	5,494	1,308	10,813	8,038

Total revenue	$104,022	$130,061	$292,868	$337,219

Property, plant and equipment, net

	September 24, 2011	December 25, 2010
United States	$61,315	$49,186
Other Americas	166	49
Asia Pacific	2,222	2,505

Total property, plant and equipment, net	$63,703	$51,740

12. Guarantees

Product Warranties

Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under hardware warranties. In general, hardware warranty periods range from one to five years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.

Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Beginning balance	$10,694	$11,322	$11,422	$11,140
Charges to operations	2,547	2,823	6,278	9,573
Utilization	(1,738)	(2,266)	(5,033)	(6,894)
Change in estimate(1)	(399)	(955)	(1,563)	(2,895)

Balance at the end of the period	$11,104	$10,924	$11,104	$10,924

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

13. Litigation and Contingencies

Legal Matters

From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations, or cash flows. A complete description of the Company’s legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the SEC on March 1, 2011, which is incorporated herein by reference. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement

On March 30, 2011, Cheetah Omni LLC (“Cheetah”) filed a motion re-urging the U.S. District Court for the Eastern District of Texas Texarkana Division to lift the stay, which the Company opposed on April 18, 2011. On May 12, 2011, the Court issued an order denying Cheetah’s reurged motion to lift the stay. On May 24, 2011, Cheetah requested reconsideration of the Court’s order, and the Company filed its opposition on June 16, 2011. Cheetah filed a reply to the Company’s opposition on June 23, 2011. Although the Company believes Cheetah’s reurged motion should be denied, the Company cannot predict whether the Court will grant it. In connection with the reexamination of the ’605 Patent and the ’347 Patent, the Company presented an oral argument before the Board of Patent Appeals and Interferences (“BPAI”) on September 21, 2011. The Company is awaiting a decision from the BPAI. Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has not made provisions for this lawsuit in our financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the re-examination of the underlying patents at issue by the U.S. Patent and Trademark Office, the status of the plaintiff as a non-operating entity, and the lack of any specific amount (or range of amounts) for the alleged damages sought in the complaint.

Cambrian Science Patent Infringement

On July 12, 2011, the Company was notified by Level 3 Communications, Inc. (“Level 3”) that Cambrian Science Corporation (“Cambrian”) filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the Central District of California alleging infringement of U.S. Patent No. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Company’s DTN System. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which the Company denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. The Company filed its answer to the second amended complaint on October 21, 2011, in which the Company maintained the same denials and defenses as in its initial answer. The Company may be subject to liability pursuant to the indemnification provisions of the agreements between the Company and its customers, including the Defendants, should the outcome of the Cambrian Claim be unfavorable to the Defendants. Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has not made provisions for this lawsuit in our financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, and the status of the plaintiff as a non-operating entity.

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 24, 2011, the Company has not accrued or recorded any such material liabilities.

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

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with networks migrating from the current 10 Gigabits per second (“Gbps”) wavelength solutions to 40Gbps solutions in the short-term and 100Gbps solutions in the longer-term. In September 2011, we launched our PIC-based 100Gbps platform (“DTN-X System”) that we expect to begin shipping in the second quarter of 2012. This system incorporates our 500Gbps PICs and our 5 Terabits per second (“Tbps”) OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. To address the needs of customers who require higher fiber capacity in advance of the release of our 100Gbps wavelength solution, the DTN-X System, we introduced and received initial orders for our non-PIC based 40Gbps solution in the third quarter of 2011. This product includes our new FlexCoherent capabilities and increases the fiber capacity of the DTN System from 1.6 Tbps to up to 6.4 Tbps. However, we believe that it will be more cost-effective for most of our customers to move to the DTN-X System when this system becomes broadly available as it should offer more favorable network economics.

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

As of September 24, 2011, we have sold our network systems for deployment in the optical networks of 93 customers worldwide, including Cox Communications, Deutsche Telekom, Global Crossing, Interoute and Level 3. We currently have 29 ATN customers enjoying the benefits of an ATN network and 24 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for approximately 10% of our revenue in the nine months ended September 24, 2011, and 19% and 17% of our revenue in the three and nine months ended September 25, 2010, respectively. No customer accounted for over 10% of our revenue in the three months ended September 24, 2011. Our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In October 2011, Level 3 announced that it had completed its acquisition of Global Crossing. This transaction may negatively impact the revenue we receive from the combined entity in the future, although we cannot predict the timing of such impact.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add some personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% and 97% of our revenue from direct sales to customers for the three and nine months ended September 24, 2011, respectively, and 99% and 98% of our revenue for the three and nine months ended September 25, 2010, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2011 will range from $248 million to $250 million, including stock-based compensation expense of approximately $46 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 24, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	September 24, 2011	% of total revenue	September 25, 2010	% of total revenue
Revenue:
Product	$89,554	86%	$115,121	89%
Ratable product and related support and services	847	1%	1,460	1%
Services	13,621	13%	13,480	10%

Total revenue	$104,022	100%	$130,061	100%

Cost of revenue:
Product	$57,449	55%	$58,552	45%
Ratable product and related support and services	167	—%	874	—%
Services	5,757	6%	6,223	5%
Restructuring credit related to cost of revenue	—	—%	(60)	—%

Total cost of revenue	$63,373	61%	$65,589	50%

Gross profit	$40,649	39%	$64,472	50%

	Nine Months Ended
	September 24, 2011	% of total revenue	September 25, 2010	% of total revenue
Revenue:
Product	$256,443	87%	$299,323	89%
Ratable product and related support and services	2,583	1%	4,738	1%
Services	33,842	12%	33,158	10%

Total revenue	$292,868	100%	$337,219	100%

Cost of revenue:
Product	$158,607	54%	$171,660	51%
Ratable product and related support and services	846	—%	2,558	1%
Services	12,608	5%	14,285	4%
Restructuring credit related to cost of revenue	—	—%	(182)	—%

Total cost of revenue	$172,061	59%	$188,321	56%

Gross profit	$120,807	41%	$148,898	44%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Total revenue by geography
Domestic	$67,540	$94,392	$205,306	$260,099
International	36,482	35,669	87,562	77,120

	$104,022	$130,061	$292,868	$337,219

% Revenue by geography
Domestic	65%	73%	70%	77%
International	35%	27%	30%	23%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$100,680	$128,298	$284,128	$330,789
Indirect	3,342	1,763	8,740	6,430

	$104,022	$130,061	$292,868	$337,219

% Revenue by sales channel
Direct	97%	99%	97%	98%
Indirect	3%	1%	3%	2%

	100%	100%	100%	100%

Revenue

Total revenue decreased to $104.0 million for the three months ended September 24, 2011 from $130.1 million for the corresponding period in 2010. For the nine months ended September 24, 2011, total revenue decreased to $292.9 million from $337.2 million for the corresponding period in 2010. The decrease in revenue for the three and nine months September 24, 2011 was primarily due to a reduction in bandwidth demand from existing customers, including Level 3 who had experienced strong bandwidth demand in the corresponding periods of 2010. The effects of this reduction in demand from existing customers, combined with the impact of increased pricing discounts, was somewhat offset by improved levels of common equipment deployments with new customers.

International revenue increased to 35% of total revenue in the three months ended September 24, 2011 from 27% of total revenue in the corresponding period in 2010, and increased to 30% of total revenue in the nine months ended September 24, 2011 from 23% of total revenue in the corresponding period in 2010. These increases were primarily due to an increased proportion of our sales occurring in Europe. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $89.6 million for the three months ended September 24, 2011 from $115.1 million for the corresponding period in 2010. Total product revenue decreased to $256.4 million for the nine months ended September 24, 2011 from $299.3 million for the corresponding period in 2010. A reduction in bandwidth demand from existing customers, including Level 3, combined with a competitive pricing environment during 2011, were the key drivers for the reduction in product revenues.

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 3, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 1, 2011, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $0.8 million for the three months ended September 24, 2011 from $1.5 million for the corresponding period in 2010 and decreased to $2.6 million for the nine months ended September 24, 2011 from $4.7 million for the corresponding period in 2010. These decreases were due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14.

Total services revenue for the three months ended September 24, 2011 was comparable to the corresponding period in 2010. We expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Total services revenue increased to $33.8 million for the nine months ended September 24, 2011 from $33.2 million for the corresponding period in 2010 primarily reflecting the incremental recognition of $3.3 million of extended hardware warranty revenue, $1.2 million of software subscription revenue, $0.6 million of spares management services revenue, $0.3 million in network management services revenue, and $0.2 million of first line management services revenue. These increases were primarily offset by decreases of $4.8 million in deployment services revenue reflecting lower levels of new deployments and $0.2 million in training revenue.

We do not have the visibility necessary to accurately predict future revenues beyond a one-quarter time horizon. However, we believe that our competitive position has improved with the introduction of our 40Gbps product and the launch of our DTN-X System. We expect to begin recognizing revenue from our 40Gbps product in the fourth quarter of 2011. In addition, we expect to begin shipments of our DTN-X System in the second quarter of 2012 and begin recognizing revenue in the second half of 2012.

As a result of the recent flooding in Thailand, one of our contract manufacturers has been severely impacted. On October 26, 2011 we indicated that we expect that this flooding would potentially negatively impact our revenues for the fourth quarter of fiscal 2011 in the range of five to fifteen percent. We noted that the factors that would affect the size of this impact include the level of demand from customers for the affected products, the level of competition for alternative sources for relevant components and the ultimate extent of the damage caused by the flooding.

Cost of Revenue and Gross Margin

Gross margin decreased to 39% in the three months ended September 24, 2011 from 50% in the corresponding period in 2010. This decrease was primarily due to the need for increased pricing discounts in order to remain competitive, an increased mix of lower margin common equipment and the inclusion of some incremental expenses associated with the expansion of our manufacturing capacity for our next-generation products.

Gross margin decreased to 41% in the nine months ended September 24, 2011 from 44% in the corresponding period in 2010. This decrease reflected the need for increased pricing discounts in order to remain competitive and the inclusion of some incremental expenses associated with the expansion of our manufacturing capacity for our next-generation products. These decreases were partially offset by increased sales of higher gross margin tributary adapter modules in the period.

We do not have the visibility necessary to accurately predict future gross margins beyond a one-quarter time horizon. However, based on our current outlook, we expect gross margins in the fourth quarter of 2011 through 2012 to be consistent with current levels as we ramp production and gain customer adoption of our new products.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	September 24, 2011	% of total revenue	September 25, 2010	% of total revenue
Operating expenses:

Research and development	$31,694	31%	$29,886	23%
Sales and marketing	17,545	17%	14,847	11%
General and administrative	13,112	12%	15,609	12%

Total operating expenses	$62,351	60%	$60,342	46%

	Nine Months Ended
	September 24, 2011	% of total revenue	September 25, 2010	% of total revenue
Operating expenses:

Research and development	$95,902	32%	$87,292	26%
Sales and marketing	46,437	16%	41,566	12%
General and administrative	40,256	14%	45,794	14%
Restructuring and other costs	—	—%	159	—%

Total operating expenses	$182,595	62%	$174,811	52%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Research and development	$3,745	$3,773	$11,075	$10,546
Sales and marketing	2,216	2,148	6,501	6,187
General and administration	4,410	6,281	14,021	17,188

Total	$10,371	$12,202	$31,597	$33,921

Research and Development Expenses

Research and development expenses increased by $1.8 million in the three months ended September 24, 2011 compared to the corresponding period in 2010. During the three months ended September 24, 2011, we incurred $0.8 million of increased depreciation, $0.6 million increased professional and outside services, $0.4 million increased facilities and other costs and $0.2 million increased spending on materials, equipment and software, as compared to the same period in 2010, partially offset by $0.2 million of lower cash compensation.

Research and development expenses increased by $8.6 million in the nine months ended September 24, 2011 compared to the corresponding period in 2010 primarily due to increased headcount and personnel-related costs of $3.5 million comprised of $3.0 million of cash compensation and $0.5 million of stock-based compensation expense. In addition, during the nine months ended September 24, 2011, we incurred $1.5 million of increased depreciation, $1.1 million increase in spending on materials, equipment and software, $1.0 million increase in professional and outside services and $1.0 million increase in facilities and other costs, as compared to the same period in 2010.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.7 million in the three months ended September 24, 2011 compared to the corresponding period in 2010 primarily due to $1.5 million in compensation and personnel-related expenses due to increased headcount, increased expenses for customer lab trials of $1.0 million, increased marketing program expenses and trade show costs of $0.5 million, increase in facilities and other costs of $0.5 million and increased travel and related expenses of $0.4 million. These increases were offset by $1.2 million in decreased sales commissions.

Sales and marketing expenses increased by $4.9 million in the nine months ended September 24, 2011 compared to the corresponding period in 2010 primarily due to $2.4 million in compensation and personnel-related expenses due to increased headcount, $1.2 million increase in travel and related expenses, $1.1 million increase in marketing program expenses and trade show costs, $0.7 million increase in facilities and other costs, $0.5 million related to increased expenses for customer lab trials, $0.5 million increase related to outside professional services, and $0.3 million of increased stock-based compensation expense. These increases were offset by $1.8 million in decreased sales commissions.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million in the three months ended September 24, 2011 compared to the corresponding period in 2010 primarily due to a $1.9 million of decreased stock-based compensation expense, $0.5 million decrease in cash compensation, and $0.2 million related to facilities and other costs. These decreases were partially offset by increased depreciation costs of $0.1 million.

General and administrative expenses decreased by $5.5 million in the nine months ended September 24, 2011 compared to the corresponding period in 2010 primarily due to $3.2 million of decreased stock-based compensation expense, $1.4 million decrease in cash compensation, $1.0 million related to lower outside professional services and fees, and $0.4 million decrease in facilities and other costs. These decreases were partially offset by increased depreciation costs of $0.5 million.

Restructuring and Other Costs

In the nine months ended September 25, 2010, we incurred $0.2 million of restructuring and other costs associated with the closure of our Maryland-based semiconductor fabrication plant. These expenses related to operating lease and contract termination costs and severance and related expenses. We completed the restructuring actions in 2010.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(In thousands)
Interest income	$205	$283	$742	$1,093
Other gain (loss), net	188	172	(203)	(352)

Total income (expense), net	$393	$455	$539	$741

Interest income decreased by $0.1 million in the three months ended September 24, 2011 compared to the corresponding period in 2010 and decreased by $0.4 million in the nine months ended September 24, 2011 compared to the corresponding period in 2010. These decreases were mainly due to lower interest rates on investments and lower total investments.

Other gain (loss), net for the three months ended September 24, 2011 included a loss of $0.1 million of realized and unrealized foreign currency transactions and a gain of $0.2 million related to an insurance claim settlement. Other gain (loss), net for the nine months ended September 24, 2011 included a loss of $0.8 million of realized and unrealized foreign currency transactions, a gain of $0.3 million from the sale of assets and a gain of $0.2 million related to an insurance claim settlement.

Other gain (loss), net for the three months ended September 25, 2010 included a gain of $0.1 million of realized and unrealized foreign currency transactions and $0.1 million gain from the sale of assets. Other gain (loss), net for the nine months ended September 25, 2010 included a loss of $0.7 million of realized and unrealized foreign currency transactions partially offset by $0.2 million gain from the sale of assets.

Income Tax Provision (Benefit)

Provision for income taxes for the three and nine months ended September 24, 2011 was $0.5 million and $1.1 million, respectively, or negative 2.3% and negative 1.9%, respectively, on pre-tax losses of $21.3 million and $61.2 million, respectively. This compared to a tax provision of $0.2 million and an immaterial amount, or 4.9% and negative 0.1%, on pre-tax income of $4.6 million and pre-tax loss of $25.2 million, respectively, for the three and nine months ended September 25, 2010. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2011 primarily relates to a greater proportion of foreign earnings taxed at a higher overall effective foreign tax rate due to the expiration of the Indian holiday benefits.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of September 24, 2011 and December 25, 2010. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with our forecasts used to manage the business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$3,116	$23,527
Investing activities	$(12,333)	$(47,561)
Financing activities	$8,463	$12,065

	September 24, 2011	December 25, 2010
	(In thousands)
Cash and cash equivalents	$112,641	$113,649
Short-term and long-term investments	160,140	177,966
Short-term and long-term restricted cash	2,794	4,091

	$275,575	$295,706

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. As of September 24, 2011, long-term investments include $8.3 million (par value) of available-for-sale auction rate securities (“ARS”). The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash provided by operating activities for the nine months ended September 24, 2011 was $3.1 million as compared to $23.5 million for the corresponding period in 2010. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the nine months ended September 24, 2011 was $62.4 million, which included non-cash charges of $54.2 million, compared to a net loss of $25.2 million in the corresponding period in 2010, including non-cash charges of $53.8 million.

Net cash provided by working capital was $11.3 million for the nine months ended September 24, 2011. Accrued liabilities decreased by $10.9 million primarily due to reduced levels of compensation and commission related accruals. Accounts payable decreased by $2.9 million due to lower inventory purchases during the period. This was partially offset by a decrease in inventory of $12.3 million primarily due to improved supply chain management and a decrease in accounts receivables of $10.6 million primarily driven by better linearity of invoicing and collections activities in the period.

Net cash provided by working capital changes was $5.1 million for the nine months ended September 25, 2010. Accounts receivable decreased by $5.0 million primarily reflecting better linearity of invoicing and collections activities in the period. Inventory increased by $19.8 million primarily due to a decision to hold increased finished goods inventory as a buffer against product shortages in the supply chain and increased inventory requirements associated with our spares management service offerings. In addition, accounts payable increased by $15.0 million reflecting increased inventory purchases during the period.

Investing Activities

Net cash used in investing activities in the nine months ended September 24, 2011 was $12.3 million compared to $47.6 million in the corresponding period of 2010. Investing activities for the nine months ended September 24, 2011 included net proceeds of $15.0 million from purchases, maturities, calls and sales of investments in the period and $23.2 million of capital expenditures. We also invested an additional $4.5 million in an existing cost-method equity investment. Investing activities for the nine months ended September 25, 2010 included a net usage of cash of $27.6 million from purchases, maturities, calls and sales of investments which includes proceeds of $24.5 million related to our exercise of the Put Rights associated with our UBS ARS. Additionally, we purchased $15.6 million of capital expenditures in the period and made a $4.5 million cost-method equity investment in May 2010.

Financing Activities

Net proceeds from financing activities in the nine months ended September 24, 2011 and September 25, 2010 were $8.5 million and $12.1 million, respectively, primarily related to proceeds from the issuance of common stock under our stock-based compensation plans. Net proceeds in the nine months ended September 24, 2011 was offset by $1.2 million related to the repurchase of shares from employees to satisfy minimum tax withholdings.

Liquidity

As of September 24, 2011, we held $8.3 million (par value) with a fair value of $7.8 million of available-for-sale ARS with two issuers, one of which is AAA rated and the other of which is A3 rated. These ARS have contractual maturity terms of up to 34.2 years and it is not clear when we will be able to liquidate these investments. During the second quarter of 2009, we determined that we did not intend to sell these securities and did not believe that it was more likely than not that we would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During the three and nine months ended September 24, 2011, $0.4 million and $0.6 million of these ARS, respectively, were called at par value.

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

For 2011, capital expenditures are expected to be approximately $35 million, primarily for product development and manufacturing expansion related to new products. In addition, we may experience an increase in working capital requirements as we complete future product transitions. We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of September 24, 2011 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations(1)	$32,783	$32,783	$—	$—	$—
Operating leases	42,650	5,676	9,971	8,917	18,086
Other contracts(2)	1,750	1,100	650	—	—

Total contractual obligations(3)	$77,183	$39,559	$10,621	$8,917	$18,086

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)	Other contracts are related to contractual obligations for non-recurring engineering costs.
(3)	Tax liabilities of $1.4 million are not included in the table because we are unable to determine the timing of settlement, if any, of these future payments with a reasonably reliable estimate.

We had $2.5 million of standby letters of credit outstanding as of September 24, 2011. These consisted of $1.5 million related to a value added tax license, $0.8 million related to property leases and $0.2 million related to a customer proposal guarantee. We had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of September 24, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows. A complete description of our legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the SEC on March 1, 2011. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement

On March 30, 2011, Cheetah Omni LLC (“Cheetah”) filed a motion re-urging the U.S. District Court for the Eastern District of Texas Texarkana Division to lift the stay, which the Company opposed on April 18, 2011. On May 12, 2011, the Court issued an order denying Cheetah’s reurged motion to lift the stay. On May 24, 2011, Cheetah requested reconsideration of the Court’s order, and we filed our opposition on June 16, 2011. Cheetah filed a reply to our opposition on June 23, 2011. Although we believe Cheetah’s reurged motion should be denied, we cannot predict whether the Court will grant it. In connection with the reexamination of the ‘605 Patent and the ‘347 Patent, we presented an oral argument before the Board of Patent Appeals and Interferences (“BPAI”) on September 21, 2011. We are awaiting a decision from the BPAI. Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, we have made no provision for this lawsuit in our financial statements. Factors that we considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the re-examination of the underlying patents at issue by the U.S. Patent and Trademark Office, the status of the plaintiff as a non-operating entity, and the lack of any specific amount (or range of amounts) for the alleged damages sought in the complaint.

Cambrian Science Patent Infringement

On July 12, 2011, the Company was notified by Level 3 that Cambrian Science Corporation (“Cambrian”) filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the Central District of California alleging infringement of U.S. Patent No. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Company’s DTN System. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. We assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which we denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. We filed our answer to the second amended complaint on October 21, 2011, in which we maintained the same denials and defenses as in our initial answer. We may be subject to liability pursuant to the indemnification provisions of our agreements with our customers, including the Defendants, should the outcome of the Cambrian Claim be unfavorable to the Defendants. Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, we have made no provision for this lawsuit in our financial statements. Factors that we considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, and the status of the plaintiff as a non-operating entity.

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

For the fiscal year ended December 25, 2010, we recorded a net loss of $27.9 million. As of December 25, 2010, our accumulated deficit was $405.3 million. As of September 24, 2011, our accumulated deficit was $467.7 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $92.9 million to $117.1 million and our operating loss has ranged from $2.8 million to $24.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 39% to 49%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

Substantial changes in the optical networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. For example, Level 3 recently announced that it had completed its acquisition of Global Crossing. This transaction and resulting combined purchasing power may negatively impact the revenue we receive from the combined entity in the future. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices and which would have an adverse impact on our operating results.

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

On October 26, 2011 we indicated that the flooding in Thailand had negatively impacted the operations of one of our contract manufacturers, and would interrupt our supply chain and results for the fiscal fourth quarter of 2011. We also indicated that we expect that this flooding would potentially negatively impact our revenues for the fourth quarter of fiscal 2011 in the range of five to fifteen percent. While we expect a potential negative impact to our revenues in the near-term, we cannot predict the extent of the impact the situation in Thailand may have on our future business and operations.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. In addition, Cambrian Science has filed suit against us and seven of our customers alleging that the use of our DTN System by our customers infringes upon a Cambrian Science patent. Information regarding these matters is set forth in Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. In the event that Cheetah or Cambrian Science is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Infinera under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: November 1, 2011