Form 10-K
period 2011-12-31
INFINERA CORP
filed 2012-03-06
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number: 001-33486

Infinera Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 24, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $560,534,349 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2012, 109,448,819 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

Part I

ITEM 1.	BUSINESS

Overview

Infinera Corporation (“we” or “Infinera”) provides optical networking equipment, software and services to communications service providers, internet content providers, cable operators and subsea network operators (collectively, “Service Providers”) across the globe. Optical networks are deployed by Service Providers facing increasing demands for transmission capacity for high-speed Internet access, 3G/4G mobile broadband, business Ethernet services, cloud-based services and wholesale bandwidth services. We first introduced the Infinera Digital Optical Network architecture to Service Providers in 2004. This architecture is based on optical network platforms built with Infinera’s unique photonic integrated circuits (“PICs”). As of December 31, 2011, 98 Service Providers have selected Infinera’s platforms to efficiently scale the capacity of their optical networks.

Infinera manufactures what we believe to be the world’s only commercially-deployed, large-scale PICs. Our first generation PICs transmit and receive 100 Gigabits per second (“Gbps”) of optical transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of indium phosphide chips approximately the size of a fingernail. Our next-generation PICs are planned for commercial availability in 2012 and will transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of indium phosphide chips. Our PICs are combined with high performance Optical Transport Network (“OTN”) switching to enable our differentiated Digital Optical Network architecture to offer Service Providers a unique combination of highly-scalable transmission capacity and the bandwidth management tools to efficiently utilize such capacity across platforms that are easy to operate.

Many Service Providers are looking for new network architectures to respond to continued demand for bandwidth across their networks. These architectural changes include scaling optical transmission capacities from 10 Gbps and 40 Gbps to 100 Gbps and integrating OTN switching capabilities within the optical transport platform. Infinera’s DTN platform currently delivers 10 Gbps and 40 Gbps transmission capacity combined with integrated switching capabilities. Infinera’s DTN-X platform will support 100 Gbps of transmission capacity and will also integrate our 5 Terabits per second (“Tbps”) OTN switch. The DTN-X platform will leverage the unique capabilities of our 500 Gbps PICs to deliver high-capacity transmission while optimizing power, cooling, space and operational simplicity. The DTN-X platform is expected to be in volume production in 2012 and is currently in lab trials with Service Providers.

Similar to how silicon integrated circuits changed the dynamics of the computing industry by increasing computing performance and reliability while reducing physical size, power consumption and heat dissipation, we believe Infinera’s PICs change the dynamics of the optical network industry by increasing optical performance and reliability while reducing physical size, power consumption and heat dissipation. We fabricate PICs and develop the software and hardware that together comprise the optical network platforms at the foundation of our Digital Optical Network architecture. We sell these optical network platforms to Service Providers along with a comprehensive suite of installation, management and support services. We believe that Service Providers facing increasing demand for greater optical network transmission capacity and the need for more favorable network economics will adopt our DTN-X platform with a 100 Gbps solution once it is broadly available.

“Infinera,” “Infinera DTN,” “Infinera DTN-X,” “ATN,” “Infinera Digital Optical Network,” “FlexCoherent,” and other trademarks or service marks of Infinera Corporation appearing in this report are the property of Infinera Corporation. This report contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Infinera was founded in December 2000, originally operated under the name “Zepton Networks,” and is headquartered in Sunnyvale, California. We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200.

Industry Background

Optical networking equipment carries digital information using light waves over fiber optic networks. The advent of wavelength division multiplexing (“WDM”) systems has enabled the transmission of larger amounts of data by using multiple wavelengths over a single optical fiber. Service Providers often use WDM systems to carry communications traffic between cities, referred to as long-haul networks, and within large metropolitan areas, referred to as metro networks. Fiber optic networks are generally capable of carrying most types of communications traffic, from conventional long-distance telephone calls to e-mails and web sessions to high-definition video streaming. As service traffic grows, Service Providers add transmission capacity to existing optical networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion.

We believe that a number of trends in the communications industry are increasing demand for network capacity and ultimately will increase demand for optical networking systems. These trends include growth in bandwidth-intensive services like video, the proliferation of 4G and WiFi mobile broadband due to the availability of smartphones and tablets, the emergence of cloud services, and the continued expansion of online business and information services.

We believe that Service Providers are seeking the following solutions that will allow them to increase their profit margins and/or expand their service offerings:

•	high-capacity solutions that scale transmission capacity to meet increasing bandwidth demand;

•	efficient solutions that optimize performance and increase reliability while reducing physical space, power consumption and heat dissipation;

•	easy to use solutions that reduce the time to deploy new transmission capacity while lowering operational expenses; and

•	improved integration between Internet Protocol equipment such as routers and optical networking equipment.

We believe that Infinera’s Digital Optical Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components. We believe that our Digital Optical Network architecture enables Service Providers to deploy reliable, high-capacity, efficient optical network solutions that are easy to use and improve the integration between the layers of Service Provider networks.

The Infinera Strategy

Our goal is to be a preeminent provider of optical networking systems to Service Providers around the world. Key aspects of our strategy to achieve this goal are as follows:

•

Increasing our customer footprint. We have continued to diversify our customer base across multiple customer segments including long-haul network operators, regional and metro network operators, including Tier 1 telecommunications service providers, bandwidth wholesalers, subsea network operators, cable multiple systems operators (“MSOs”) and internet content providers. In 2012 and beyond, we intend to increase our penetration across existing customers while leveraging our new DTN-X platform to target in particular, Tier 1 U.S. and international communications service providers, including U.S. regional Bell operating companies, international postal, telephone and telegraph companies, and other operators of fiber optic networks around the world. In 2011, we increased our presence outside of the United States, with the addition of new customers in Europe and Asia Pacific (“APAC”), as well as deployments in the Other Americas. We also had continued success in the submarine market, as subsea network operators deployed Infinera systems over existing subsea networks to increase capacity and utilize the efficiencies of our Digital Optical Network.

•

Penetrating adjacent markets. We believe that our Digital Optical Network can benefit submarine network operators and operators with networks that extend to the metro edge. We intend to increase our addressable markets by continually adding functionality to our products and by developing the service and support infrastructure needed to address these markets.

•

Maintaining and extending our technology lead. We intend to continue to incorporate the functionality of additional discrete functions into our PICs in order to continue to increase our technology lead. In addition, we will pursue the expansion of our digital switching and bandwidth management capabilities in order to enhance the performance, scalability and economic advantages of our products. We intend to introduce platforms with new, higher-capacity features and greater functionality in 2012 and beyond.

•

Continuing investment in PIC manufacturing activities. We believe that our vertical integration and manufacturing capabilities serve as a competitive advantage and intend to continue to invest in the manufacturing capabilities needed to produce new generations of PICs. In 2011, we expanded our PIC fabrication (“PIC FAB”) facility in preparation for volume shipments of our new 500 Gbps PICs.

Products

Infinera DTN Platform

The Infinera DTN platform utilizes our PIC technology to enable digital processing and management of data with the capability to generate WDM wavelengths and to add, drop, switch, manage, protect and restore network traffic digitally using integrated OTN switching. The DTN platform can automate the connection of circuits and provisioning of new services without costly and cumbersome manual intervention.

Our DTN platform is modular in design to provide Service Providers with the ability to add capacity in a cost-efficient manner. The initial deployment of our DTN platform at a customer site involves the installation of a line system (including common equipment, such as a chassis, amplifiers, management controllers and related equipment). Service Providers can increase the capacity to the DTN platform by purchasing our Digital Line Modules, Tributary Adapter Modules and Tributary Optical Modules. We believe that the density and the modular architecture of the DTN platform enable significant flexibility and scalability for Service Providers. Our current DTN platform delivers 10 Gbps and 40 Gbps wavelengths enabling fiber capacity from 1.6 Tbps to 6.4 Tbps.

Our DTN platform is carrier-class, which means that it complies with applicable Telcordia and equivalent major international standards for central office-based network elements. Our DTN platform supports a broad range of optical service interfaces including Ethernet (1 Gigabit Ethernet (“GbE”), 10 GbE, 40 GbE and 100 GbE) and separate synchronous optical network/synchronous digital hierarchy.

Infinera DTN Platform for Submarine Network Applications

For submarine transport applications, the DTN platform can be used as a Submarine Line Terminating Equipment (“SLTE”) node, doubling the total optical capacity of many traditional submarine systems to a maximum of up to 6.4 Tbps and distances of up to 8,000 km. The DTN platform also provides dispersion compensation that is significantly simpler and cheaper than the per-channel dispersion management of many existing SLTE systems. Our DTN platform leverages its digital operations and software automation to allow Infinera’s SLTE solution to significantly reduce engineering complexity for submarine cable upgrades and to enable lower cost, faster deployment of additional capacity on existing systems.

Infinera Line System

Infinera’s DTN platforms are built upon and connected to one another using an optical “line system.” The Infinera Line System (“ILS”) provides optical amplification and enables the management communication channels between network nodes. ILS currently supports up to 6.4 Tbps of optical capacity on a single fiber. Infinera’s bandwidth management capabilities allow our customers to manage and utilize the available capacity as a single pool of bandwidth to satisfy customer requirements, including services at speeds from 1 Gbps up to 40 Gbps. In addition to providing for increased capacity and reach, ILS also lays the foundation for future Infinera systems and is designed to scale with the DTN-X platform to support up to 8 Tbps of optical capacity on a single fiber pair. ILS is fully integrated into Infinera’s management and control software and can be managed seamlessly across DTN platforms.

Infinera DTN-X Platform

In September 2011, we launched the Infinera DTN-X platform and expect to begin volume shipments in 2012. The DTN-X platform is based on our third generation 500 Gbps PICs that integrate more than 600 discrete optical functions delivering the world’s first 500 Gbps FlexCoherent super-channels based on 100 Gbps channels. The DTN-X platform will deliver a step function improvement in network economics to help Service Providers more efficiently manage the explosive growth of traffic brought on by video, mobile and cloud-based services. The DTN-X platform is a next-generation multi-terabit packet optical transport platform that is fundamentally three products in one:

•	a dense WDM (“DWDM”) transmission system based on the world’s first 500 Gbps super-channels, unleashing cost-effective DWDM transmission capacity;

•

an integrated OTN switching system that will scale from 5 Tbps in its first release and up to 100 Tbps in the future and will enable operators to efficiently manage larger data transmission with grooming of traffic down to 1 Gbps granularity; and

•

a system that is designed to be upgradeable to Multi-Protocol Label Switching (“MPLS”) switching in the future which will help further enable convergence of the network for improved efficiency, reducing the number interconnections between network layers.

We believe that the convergence of network layers can only be achieved when the best in class performance of each individual layer is realized in a single platform. In most competitive solutions, a Service Provider must make a choice between maximizing either the system’s transmission capacity or its OTN switching capability. The DTN-X platform, unlike other competitive offerings, was designed to converge switching with DWDM transport without compromising overall system functionality. The purpose-built design centers around three unique technology building blocks – PICs paired with FlexCoherent technologies, custom switching application-specific integrated circuits (“ASICs”) and intelligent Generalized MPLS (“GMPLS”) software. We believe that it will be the only platform available in the market that will allow all components, including the optical functions based on our PIC technology, to scale in a manner consistent with Moore’s Law-like semiconductor manufacturing economics and, therefore, deliver simultaneously best-of-breed switching, integrated with best-of-breed DWDM.

Infinera ATN Platform

The Infinera ATN platform is a state-of-the-art coarse and DWDM aggregation and transport solution designed with 400 Gbps of total capacity. The ATN platform can be used to extend the Digital Optical Network architecture benefits of the DTN platform, and can also be used as a standalone WDM access system.

Implementing numerous features in support of simplicity of use and operation, the ATN platform is a cost-effective, efficient multiservice aggregation and transport platform. The ATN platform supports direct wavelength connectivity to DTN nodes, reducing equipment costs and providing unique network management capabilities across our integrated Digital Optical Networks.

Infinera IQ Network Operating System

The Infinera IQ Network Operating System is our embedded software operating system which enables our customers to simplify and speed up the tasks they perform to deliver, differentiate, and manage services and to optimize the utilization of their networks. The IQ Network Operating System for the DTN platform utilizes GMPLS for end-to-end provisioning, protection and restoration services, and a host of performance monitoring and software-definable testing capabilities. The ATN platform supports end-to-end provisioning through software features similar to the DTN platform.

Infinera Management Suite

The Infinera Management Suite is a broad set of standards-based network and element management tools and operations support system integration interfaces that are used by Service Providers to manage their DTN and ATN platforms. Our management suite software includes our Digital Network Administrator, a scalable, robust, feature-rich element management system, and our Graphical Node Manager, an easy-to-use web-based management interface. Our hardware products, the DTN and ATN platforms, as well as our future DTN-X platform, are managed in an integrated fashion by the Infinera Management Suite.

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

Infinera PICs

We believe that our proprietary PICs are a key source of our value proposition and competitive advantage. We manufacture and package our PICs at our own facilities for use exclusively with our DTN and DTN-X platforms. We began the design and manufacture of our PICs shortly after we were founded in December 2000. We employ a multi-disciplinary approach towards the development and manufacture of our PICs, with significant interaction between our manufacturing, system engineering and advanced technology groups. As a leader in the development of photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual protections. We believe that as a result of the combination of the multiple disciplines that were required to develop our PIC, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed.

Our DTN platform transmits optical capacity, utilizing a pair of PICs, in increments of 100 Gbps of optical capacity, based on 10 Gbps optical signals. Our transmitter PIC integrates the functionality of 51 optical functions onto a single chip, including lasers and modulators. In addition, our receiver PIC integrates the functionality of 11 optical functions onto a single chip, including photo-detectors and an optical de-multiplexer. We have designed our next-generation PICs to transmit optical capacity in increments of 500 Gbps, based on 100 Gbps optical signals. Our next-generation PICs are designed to integrate the functionality of over 600 discrete functions into a pair of chips. We believe that large-scale photonic integration enables the application of Moore’s Law-like semiconductor manufacturing economics to optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration, increased device density, and manufacturing yield enhancements.

Coherent Optical Transmission

The term “coherent transmission” generally implies the combination of a number of optical transmission technologies, namely: phase modulation, polarization multiplexing, coherent detection and advanced digital signal processing. The combination of these “coherent technologies” allows higher data capacities to be transmitted over the existing optical fiber infrastructure, typically using the same or better design rules than those used for 10 Gbps transmission. A coherent transmitter uses a more complex optical circuit and requires a significantly greater number of optical components. Leveraging our lead in photonic integration, combined with our proprietary coherent technology, Infinera has been able to implement five channels of 100 Gbps capacity on a single pair of chips, using phase modulation with direct coherent detection, and a highly-sophisticated digital signal processing capability.

Super-Channels

Infinera’s DTN-X platform will support five channels of 100 Gbps capacity in a single line card. This 500 Gbps pool of bandwidth is managed as a super-channel that can be turned up in a single operational motion. Competitive solutions would require the deployment of five discrete line modules, each turned up with its own operational motion, in order to achieve the same system capacity. This results in competitive advantages not only in the areas of space, power consumption and long-term system reliability but also in a significant reduction in operational costs per Gbps of bandwidth.

OTN Switching

OTN offers a highly-structured approach to service multiplexing and switching and enables customers to reduce operational costs and more efficiently utilize higher-capacity bandwidth in their long-haul networks. Our unique PIC technology will allow our DTN-X platform to fully integrate DWDM transport and OTN switching capabilities in a single platform without compromising overall system functionality or capacity.

Customers

As of December 31, 2011, we have sold our Digital Optical Networks for deployment to 98 customers worldwide, including customers in each of the following customer segments:

•	competitive carrier;

•	MSO/cable;

•	internet content provider;

•	submarine;

•	incumbent carrier;

•	research and education/government;

•	reseller; and

•	bandwidth wholesaler.

Some of our announced customers include Colt, Cox Communications, Deutsche Telekom, Equinix, Inc., Interoute, KVH, TeliaSonera, Level 3 Communications (“Level 3”), NTT, OTE, Pacnet and XO Communications. In addition, we currently have 33 customer deployments where customers have purchased our ATN platform to extend the Digital Optical Network experience to their metro edge deployments. We believe that in the longer-term, the metro DWDM market represents one of our most promising growth opportunities. We do not have long-term sales commitments from our customers.

In 2011, Level 3 accounted for less than 10% of our revenue, and approximately 15% and 17% of our revenue in 2010 and 2009, respectively. We had no customer that represented over 10% of our revenue for 2011 and no customer other than Level 3 that represented over 10% of our revenue for 2010 and 2009.

Support and Services

We offer our customers a range of product offerings, including 24/7/365 technical support for all hardware and software products, a full range of deployment and installation services, spares management, first line maintenance services, on-site technical services, professional services, product technical training and extended product warranties. In 2011, we increased our outsourced network monitoring and management services, provided from our two Technical Assistance Centers, one in Annapolis Junction, Maryland, and the other in the United Kingdom. We also expanded our technical support capabilities in APAC to include a new facility in Hong Kong, providing a local environment for product demonstrations, training and support. Our customer support services are provided by our employees and augmented where necessary by strategic support partners. We believe that providing ongoing customer and technical support is critical to successful long-term relationships with, and follow-on sales to, our customers. We are committed to providing our customers with the highest levels of technical support and service on a global scale.

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

Direct Sales Force. Our sales team sells directly to Service Providers worldwide. We maintain sales presences throughout the United States, as well as in a number of international locations, including Argentina, China, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, South Africa, Spain, Russia, and the United Kingdom. We expanded our sales force around the world during 2011 as we prepared to address new geographical markets and in advance of selling our expanded portfolio of products. We expect any incremental sales headcount additions in the near-term to be limited to areas where sales achievements are ahead of planned amounts.

Indirect Sales Force. We have and will continue to employ business consultants, resale partners and sales agents to assist in our sales efforts and to accelerate and strengthen our customer relationships. We expect to work with business partners to assist our customers in the sale, deployment and maintenance of our systems and have entered into distribution and resale agreements to facilitate the sale of our products.

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

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems and components. Our research and development efforts are currently focused in Sunnyvale, California, Allentown, Pennsylvania, Beijing, China, Bangalore, India and Kanata, Canada. We have invested significant time and financial resources into the development of our Digital Optical Network architecture, and our DTN-X, DTN and ATN platforms, including the IQ Network Operating System and Management Suite software. We will continue to expand our product offerings and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of PICs, and we intend to enable further integration in our Digital Optical Network architecture through continued research and development.

Our research and development expenses were $127.1 million, $118.5 million and $97.3 million in 2011, 2010 and 2009, respectively.

Employees

As of December 31, 2011, we had 1,181 employees. A total of 382 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.

Manufacturing

We have invested significant time and capital to develop and improve the manufacturing process that we use to produce and package our PICs. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our PICs in Sunnyvale, California and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over several years and are protected by a significant number of trade secrets. We believe that the trade secrets associated with the manufacturing and packaging of our PICs provide us with a significant competitive advantage.

We use both domestic and international manufacturing partners to manufacture certain components of our products. Our contract manufacturers manufacture our products based on our specifications and bill of materials. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. Although we experienced some delays in late 2011 in connection with the floods in Thailand, to date, we have not experienced any significant delays or material unanticipated costs resulting from the use of these contract manufacturers; however, such a strategy involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality and costs. Despite outsourcing manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our products.

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

We believe that our current manufacturing facilities can accommodate an increase in capacity for PIC production sufficient for our current product offerings. In 2011, we expanded our PIC FAB manufacturing facility in Sunnyvale, California in preparation for volume shipments of our 500 Gbps PICs in 2012.

Backlog

As of December 31, 2011, our backlog was $56.8 million. These orders are subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases,

may be cancelled without penalty. We do not believe that backlog should be viewed as an indicator of future performance. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

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

Competition in the optical networking market is dominated by a number of very large, multi-national companies. Many of our competitors have substantially greater name recognition and technical, financial, and marketing resources, and greater manufacturing capacity, as well as better established relationships with the incumbent carriers, than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and a number of competitors have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers. Strong growth of bandwidth demand is driving the need for higher fiber capacity systems. Some of our competitors offer 40 Gbps and 100 Gbps solutions to customers today allowing them to increase the capacity of their fiber. In September 2011, we launched our DTN-X platform, a 100 Gbps solution, with expected volume production in 2012. The DTN-X platform will incorporate our 500 Gbps PICs, 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. In order to respond to customer needs in the interim, we have introduced a non-PIC based 40 Gbps solution that will increase the fiber capacity of the DTN platform from 1.6 Tbps to up to 6.4 Tbps.

Our competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co. Ltd., NEC Corporation, Nokia-Siemens Networks, Tellabs and ZTE Corporation. These companies have historically set the competitive benchmarks for price and functionality. There are also smaller companies, including startups, that have announced plans or developed products that would compete for long-haul and metro optical transport business. We also face additional competition in certain market segments from companies which offer one or more products that compete directly or indirectly with our products. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.

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

As of December 31, 2011, we held 163 U.S. patents and three international patents expiring between 2021 and 2031, and held 178 U.S. and 28 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. We have been sued by Cheetah Omni LLC (“Cheetah”) and Cambrian Science Corporation (“Cambrian”) for alleged infringement of their patents. See the section set forth in Part II, Item 3. “Legal Proceedings” for additional information regarding these lawsuits. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

In addition to trade secret and patent protections, we generally control access to and the use of our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and through a combination of U.S. and international copyright laws. We incorporate a number of third-party software programs into our products pursuant to license agreements.

We license some of our software pursuant to agreements that impose restrictions on our customers’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. We also rely on contractual rights to establish and protect our proprietary rights in our products.

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

Executive Officers and Directors

Our executive officers and directors, and their ages and positions as of December 31, 2011, are set forth below:

Name	Age	Position
Thomas J. Fallon	50	President, Chief Executive Officer and Director
David F. Welch, Ph.D.(3)	51	Co-founder, Executive Vice President, Chief Strategy Officer and Director
Ita M. Brennan	44	Chief Financial Officer
Ronald D. Martin	63	Senior Vice President, Worldwide Sales
Michael O. McCarthy III	46	Chief Legal and Administrative Officer
Kambiz Y. Hooshmand(1)(3)	50	Chairman of the Board
Kenneth A. Goldman(2)(4)	62	Director
Philip J. Koen(3)(4)	59	Director
Dan Maydan, Ph.D.(1)(2)	76	Director
Paul J. Milbury(2)(4)	63	Director
Carl Redfield(1)(2)	64	Director
Mark A. Wegleitner(1)(3)	61	Director

(1)	Member of Nominating and Governance Committee
(2)	Member of Compensation Committee
(3)	Member of Technology and Acquisition Committee
(4)	Member of Audit Committee

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

David F. Welch, Ph.D. co-founded our company and has served as our Executive Vice President, Chief Strategy Officer since January 2004 and as a member of our board of directors since October 2010. Dr. Welch previously served as our Chief Development Officer/Chief Technology Officer from May 2001 to January 2005, as our Chief Marketing Officer from January 2005 to January 2009, as a member of our board of directors from May 2001 to November 2006. From February 2001 to April 2001, Dr. Welch served as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company. From January 1985 to February 2001, Dr. Welch served in various executive roles, including Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch is the Founder and President of Students Matter, a non-profit organization focused on improving K-12 public education in California. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University. Dr. Welch holds over 130 patents, and has been awarded the Adolph Lomb Medal, Joseph Fraunhofer Award and the John Tyndall Award in recognition of his technical contributions to the optical industry. He is a Fellow of the Optical Society of America (OSA) and the Institute of Electrical and Electronics Engineers (IEEE).

Ita M. Brennan has served as our Chief Financial Officer since July 2010. Prior to becoming our Chief Financial Officer, Ms. Brennan served as our Vice President of Finance and Corporate Controller since July 2006. From September 1997 to July 2006, Ms. Brennan held various roles at Maxtor Corporation, an information storage solutions company, including Vice President of Finance of Worldwide Operations. Ms. Brennan is a chartered accountant and public accounting alumna of Deloitte and Touche, having worked at the firm in Ireland and the U.S.

Ronald D. Martin has served as our Senior Vice President of Worldwide Sales since August 2009. From November 2007 to June 2009, Mr. Martin served as Chief Marketing and Strategy Officer and President of ADVA Optical Networking’s North American subsidiary, an optical networking company. From May 2001 to November 2007, Mr. Martin served as Vice President and General Manager of the optical business unit of Cisco Systems, Inc., a networking and telecommunications company. From May 1987 to May 2001, Mr. Martin served as Chief Operating Officer at Fujitsu Network Communications, a networking and telecommunications company. Mr. Martin holds an A.A. from Iowa Lakes College.

Michael O. McCarthy III has served as our Chief Legal and Administrative Officer since March 2010. From January 2008 to March 2010, Mr. McCarthy served as our Chief Legal Officer. From May 2003 to January 2008, Mr. McCarthy served as our Vice President and General Counsel. Prior to joining our Company, Mr. McCarthy served in various executive roles, including Senior Vice President of Worldwide Sales and Support and Senior Vice President and General Counsel of Ciena Corporation, a communications equipment company. Prior to working at Ciena, Mr. McCarthy worked at MCI Communications Corporation and at the law firms of Hogan and Lovells and Baker & Mckenzie. Mr. McCarthy holds a B.A. in Mathematical Economics from Colgate University and a J.D. from Vanderbilt University’s School of Law.

Kambiz Y. Hooshmand has been a member of our board of directors since December 2009 and has served as Chairman of our board of directors since October 2010. From March 2005 to May 2009, Mr. Hooshmand served as President and Chief Executive Officer of Applied Micro Circuits Corporation, a communications solutions company. From March 2000 to February 2002, Mr. Hooshmand served as Vice President and Division General Manager of the DSL Business Unit of Cisco. From February 2002 to March 2005, Mr. Hooshmand also served as Group Vice President and General Manager of Cisco. From June 1997 to February 2000, Mr. Hooshmand served as Cisco’s Vice President of Engineering. From January 1992 to June 1997, Mr. Hooshmand served as Director of Engineering of StrataCom,Inc., a networking solutions company. Mr. Hooshmand holds a B.S. in Electrical Engineering and Computer Science from California State University, Chico and an M.S. in Engineering from Stanford University.

Kenneth A. Goldman has been a member of our board of directors since February 2005. Mr. Goldman has been the Senior Vice President, Finance and Administration, and Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions, since September 2007. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. From December 1999 to December 2003, Mr. Goldman served as an advisory council member of the Financial Accounting Standards Board Advisory Council. Mr. Goldman serves on the board of directors of NXP Semiconductor N.V., a mixed signal and standards product semiconductor company. Mr. Goldman is currently on the board of trustees of Cornell University and was formerly a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.

Philip J. Koen has been a member of our board of directors since February 2010. Mr. Koen has been Chairman of the Board of Directors and Chief Executive Officer of Intermedia.net, Inc., a cloud-based provider of hosted Microsoft Exchange, collaboration and content management services since June 2011. From February 2010 to May 2011, Mr. Koen served as the Chief Executive Officer of Montero Partners, an advisory services company. From March 2006 to January 2010, Mr. Koen served as Chief Executive Officer and Director of SAVVIS, Inc., a cloud infrastructure and hosted IT solutions provider. From July 1999 until February 2006, Mr. Koen was employed by Equinix, Inc., a provider of network neutral data centers and Internet exchange services, as President and Chief Operating Officer and as Chief Financial Officer. Mr. Koen is currently on the board of trustees of Webster University. Mr. Koen holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from the University of Virginia.

Dan Maydan, Ph.D. has been a member of our board of directors since September 2001. From December 1993 to April 2003, Dr. Maydan served as President of Applied Materials Inc., a semiconductor equipment manufacturing company, and was appointed President Emeritus of Applied Materials in April 2003. Dr. Maydan was a member of the board of directors of Applied Materials from June 1992 until March 2006. Dr. Maydan serves on the board of directors of Electronics for Imaging, Inc., a digital imaging and print management solutions company. Dr. Maydan is currently on the board of trustees of The Palo Alto Medical Foundation. Dr. Maydan holds a B.S. and M.S. in Electrical Engineering from the Israel Institute of Technology and a Ph.D. in Physics from Edinburgh University of Scotland.

Paul J. Milbury has been a member of our board of directors since July 2010. Mr. Milbury served as Vice President of Operations and Chief Financial Officer of Starent Networks Corp., a provider of mobile network solutions, from January 2007 until its acquisition by Cisco in 2009. From December 2009 to July 2010, he played a key role in integrating Starent Networks into Cisco to create the Mobile

Internet Technology Group. From December 2000 to March 2007, Mr. Milbury served as Vice President and Chief Financial Officer of Avid Technology, Inc., a digital media creation, management, and distribution solutions company. Mr. Milbury holds a B.B.A. in Business and Economics and an M.B.A. from the University of Massachusetts, Amherst.

Carl Redfield has been a member of our board of directors since August 2006. From September 2004 to his retirement in May 2008, Mr. Redfield served as Senior Vice President, New England executive sponsor, of Cisco. From February 1997 through September 2004, Mr. Redfield served as Cisco’s Senior Vice President, Manufacturing and Logistics. Mr. Redfield holds a B.S. in Materials Engineering from Rensselaer Polytechnic Institute and has completed post-graduate studies at the Harvard Business School.

Mark A. Wegleitner has been a member of our board of directors since May 2011. From September 2007 until his retirement in July 2010, Mr. Wegleitner served as the Senior Vice President, Technology, for Verizon Communications Inc., a telecommunications company, where his responsibilities included technology assessment, network architecture, platform development and laboratory testing for wireline and wireless communications networks. From July 2000 to September 2007, he served as Chief Technology Officer for Verizon, with responsibility for wireline communications technologies. Prior to the creation of Verizon, Mr. Wegleitner held various positions in the Network Services division of Bell Atlantic, a telecommunications company, including Chief Technology Officer from January 1999 to July 2000. Prior to joining Bell Atlantic, he worked at Bell Laboratories and AT&T General Departments. Mr. Wegleitner holds a B.A. in Mathematics from St. John’s University and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

Our board of directors is currently composed of nine members. Messrs. Goldman, Hooshmand, Koen, Milbury, Redfield and Wegleitner and Dr. Maydan qualify as independent directors in accordance with the listing requirements of NASDAQ Global Select Market (“NASDAQ”). The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

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

For the fiscal years ended December 31, 2011 and December 25, 2010, we recorded net losses of $81.7 million and $27.9 million, respectively. As of December 31, 2011, our accumulated deficit was $487.0 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $92.9 million to $112.0 million and our operating loss has ranged from $16.0 million to $24.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our product mix, including the mix of higher and lower margin products and significant mix changes resulting from new customer deployments;

•	changes in customers’ budgets for optical communications network equipment purchases and changes in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	readiness of customer sites for installation of our products;

•

the timing of product releases or upgrades by us or by our competitors. In particular, if we fail to achieve targeted release dates for our next-generation (100 Gbps) product, our revenue and operating results may be negatively impacted;

•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;

•	availability of third party suppliers to provide contract engineering and installation services for us;

•

the timing of recognizing revenue in any given quarter, including the impact of recently announced revenue recognition standards and any future changes in U.S. generally accepted accounting principles (“GAAP”) or new interpretations of existing accounting rules; and

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 39% to 46%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

Because our products are based on complex technology, including, in some cases, the development of next-generation PICs and specialized ASICs, we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our PICs is lengthy, and any modifications to our PICs, including the development of our next-generation PICs, entail significant development cost and risks.

At any given time, various new product introductions and enhancements to our existing products, such as future products based on our next-generation PICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. Recently, we have increased our reliance on third parties, some of which are relatively early stage companies, to develop and manufacture components for our next-generation products, some of which require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for our systems, and include:

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

The introduction of our DTN-X platform may adversely impact the timing of our revenues, our results of operations and our margins.

We are planning to introduce the new DTN-X platform in 2012. Among the risks associated with the introduction of new products, such as the DTN-X, are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of our existing DTN platform in anticipation of this new introductions, difficulty in predicting customer demand for this new platform and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of the DTN-X and the risk that this new platform may have reliability, quality or other defects.

As we introduce new products, such as the DTN and DTN-X platforms, with some overlapping feature sets, we face the risk that customers may forego purchases of one product in favor of another product with similar, but greater, functionality. As we introduce our DTN-X platform in 2012, a portion of our DTN platform revenues will be impacted by this new product as some of our customers and prospects will choose to purchase the DTN-X platform in place of the DTN platform. Because the

DTN-X platform is a new product for which customers may require additional testing requirements prior to acceptance, initial revenue recognition for the DTN-X platform may take longer than for sales of the DTN platform. Any delay in the revenue recognition may adversely impact our quarterly revenue results. In addition, if we are required to write off or write down a significant amount of inventory, our results of operations for the period would be adversely affected.

In addition, we may be required to recognize costs and expenses for our DTN-X platform before we can recognize the related revenue. New products are less profitable due to higher research and development expenses. Accordingly, until we can ramp up the manufacture of our DTN-X platform, our margins related to the initial sales of the DTN-X platform will be negatively impacted. Such uncertainty related to the introduction and market acceptance of our DTN-X platform could have a material adverse effect on our business, financial condition, operating results and prospects.

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

Substantial changes in the optical networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some that have gone out of business have been acquired by other service providers or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. For example, in October 2011, Level 3 announced that it had completed its acquisition of Global Crossing. This transaction and resulting combined purchasing power may negatively impact the revenue we receive from the combined entity in the future. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices which would have an adverse impact on our operating results.

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

We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with many of these sole source suppliers. Recently, we have increased our reliance on third parties to develop and manufacture components for our next-generation (40 Gbps and 100 Gbps) products, some of which require custom development. For example, for the 40 Gbps application of our DTN platform, we purchase customized discrete components. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

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

A relatively small number of customers account for a large percentage of our net revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers.

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

We are dependent on a single product, and the lack of continued market acceptance of our DTN platform would harm our business.

Although we added the ATN platform as part of our product offering in 2009, and expect that the DTN-X product will generate revenue in 2012, our DTN platform accounts for substantially all of our revenue and will continue to account for a significant majority of our business for the foreseeable future. As a result, our business could be harmed by:

•	any decline in demand for our DTN platform;

•	the failure of our existing DTN platform to achieve continued market acceptance;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our DTN platform;

•	technological innovations or new communications standards that our DTN platform does not address; and

•	our inability to release enhanced versions of our DTN platform on a timely basis.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. In addition, Cambrian Science has filed suit against us and seven of our customers alleging that the use of our DTN platform by our customers infringes upon a Cambrian Science patent. Information regarding these matters is set forth in Part II, Item 3. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. In the event that Cheetah or Cambrian Science is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

The development and production of new products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced errors in the past in connection with our DTN platform, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, will be found from time to time in our products. Our products may suffer degradation of performance and reliability over time.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain a large number of highly trained customer service and support personnel to ensure that the deployment of our products do not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales, marketing, finance and customer service and support personnel. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. We may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.

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

We market, sell and service our products globally. In 2011, 2010 and 2009, we derived approximately 30%, 25% and 31%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of development personnel located in Bangalore, India; Beijing, China; and Kanata, Canada. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling our products will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.

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

A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, particularly the Euro. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the Euro, could have a material impact on our revenue in future periods. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in Euro. These hedging programs reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates which could negatively affect our results of operations and financial condition.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2011, we had a net loss of $81.7 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

We are subject to government regulations that could adversely impact our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and communications equipment. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.

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

Our headquarters are located in Sunnyvale, California. We lease facilities in North America and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2011:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	211,000
Allentown, PA	Manufacturing and research and development	44,000
Annapolis Junction, MD	Research and development, service and support	12,000
Bangalore, India	Research and development	51,000
Beijing, China	Research and development	22,000
Kanata, Canada	Research and development	6,000
Hong Kong, China	Sales, service and support	3,000
Tokyo, Japan	Sales and support	2,000

The above leases expire between 2013 and 2021. We intend to add new facilities and to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

Cheetah Patent Infringement Litigation

On May 9, 2006, we and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 (the “‘605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of our DTN platform and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. We are contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by us is found to infringe, and we have assumed the defense of this matter. On July 20, 2006, we and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN platform does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “‘347 Patent”) to the lawsuit. On December 18, 2006, we and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and we and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN platform does not infringe the patents.

On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, we and Level 3 filed responses to Cheetah’s third amended complaint denying all infringement claims, and we and Level 3 asserted counterclaims against Cheetah asserting that the claims of the patents are invalid and that the DTN platform does not infringe the patents.

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

On March 30, 2011, Cheetah filed a motion re-urging the court to lift the stay, which we opposed on April 18, 2011. On May 12, 2011, the court issued an order denying Cheetah’s reurged motion to lift the stay. On May 24, 2011, Cheetah requested reconsideration of the court’s order, and we filed our opposition on June 16, 2011. Cheetah filed a reply to our opposition on June 23, 2011. Although we believe Cheetah’s re-urged motion should be denied, we cannot predict whether the court will grant it. In connection with the reexamination of the ‘605 Patent and the ‘347 Patent, we presented an oral argument before the Board of Patent Appeals and Interferences (“BPAI”) on September 21, 2011. We are awaiting a decision from the BPAI.

Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, we have made no provision for this lawsuit in our financial statements. Factors that we considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the re-examination of the underlying patents at issue by the U.S. PTO, the status of the plaintiff as a non-operating entity, and the lack of any specific amount (or range of amounts) for the alleged damages sought in the complaint.

Cambrian Science Patent Infringement Litigation

On July 12, 2011, we were notified by Level 3 that Cambrian filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ‘312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including our DTN platform. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. We assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which we denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. We filed our answer to the second amended complaint on October 21, 2011, in which we maintained the same denials and defenses as in our initial answer. On December 23, 2011, we filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to our motion on December 30, 2011. Although we believe the court should stay the case with regard to the Defendants, we cannot predict whether the court will grant our motion.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “INFN.” The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fourth Quarter 2011	$8.61	$6.07
Third Quarter 2011	$8.97	$6.00
Second Quarter 2011	$8.75	$5.91
First Quarter 2011	$11.15	$7.13
Fourth Quarter 2010	$12.53	$7.79
Third Quarter 2010	$12.90	$6.22
Second Quarter 2010	$10.10	$5.70
First Quarter 2010	$9.27	$6.71

As of February 29, 2012, there were 172 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 55-month total return provided stockholders on Infinera Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 7, 2007 and its relative performance is tracked through December 30, 2011. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN*

Among Infinera Corp., the NASDAQ Composite Index,

and the NASDAQ Telecommunications Index

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

We derived the statements of operations data for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 and the balance sheet data as of December 31, 2011 and December 25, 2010 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 27, 2008 and December 29, 2007 and the balance sheet data as of December 26, 2009, December 27, 2008 and December 29, 2007 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

Our historical results are not necessarily indicative of the results that should be expected in the future. Additionally, our revenue trends prior to December 27, 2008 had been significantly impacted by the timing of our attainment of vendor specific objective evidence (“VSOE”) of fair value for most of our services. Prior to 2008, revenue from product sales sold in combination with services (“bundled product sales”) was deferred and recognized ratably over a period of approximately one year. In addition, the attainment of VSOE of fair value for most of our services beginning in the first quarter of 2008 required us to recognize a majority of our 2008 product sales as revenue in the period in which the bundled products were accepted by the customer. The combined effect of the recognition of the deferred revenue from prior periods and the upfront recognition of revenue from bundled product sales in 2008 resulted in significantly increased levels of revenue, gross margin and net income for 2008. In the years presented below subsequent to 2008, we did not recognize significant amounts of product related deferred revenue and deferred gross profit from prior periods and do not expect to do so in the future.

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008	December 29, 2007
		(In thousands, except per share data)
Revenue	$404,877	$454,352	$309,101	$519,212	$245,852
Gross profit	$165,491	$206,189	$102,101	$233,555	$76,589
Net income (loss)	$(81,744)	$(27,932)	$(86,622)	$78,728	$(55,342)
Net income (loss) per common share
Basic	$(0.78)	$(0.28)	$(0.91)	$0.85	$(1.09)

Diluted	$(0.78)	$(0.28)	$(0.91)	$0.81	$(1.09)

Weighted average number of shares used in computing basic and diluted net income (loss) per common share
Basic	105,432	99,380	95,468	92,427	50,732

Diluted	105,432	99,380	95,468	97,088	50,732

Total cash and cash equivalents, investments and restricted cash	$253,116	$295,706	$275,477	$312,585	$305,830
Total assets	$531,704	$551,525	$491,945	$507,067	$529,188
Common stock and additional paid-in capital	$877,034	$817,302	$747,677	$699,799	$663,962
Stockholders' equity	$387,803	$410,749	$368,507	$405,463	$294,574

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product delivery and revenue dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Background

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as dense wavelength division multiplexing (“DWDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can only be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators scale their network bandwidth without significant increases in space, power or operational workload.

We first introduced our Digital Optical Network architecture to the market in 2004. This architecture is based on our unique PICs and enables high-capacity low-cost bandwidth in the cloud and distributed switching throughout the network. Since 2004, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN platform”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN platform for the Submarine Line Terminating Equipment market. In addition, we introduced our ATN metro access platform (“ATN platform”), extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Finally, in order to meet the growing bandwidth demands of our customers, we introduced our 40 Gigabits per second (“Gbps”) non-PIC based solution in late 2011 and launched our DTN-X 100 Gbps PIC-based platform, which we anticipate will be available in 2012. The DTN, DTN-X and ATN platforms are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

2011 Financial and Business Performance

Although 2011 was a challenging year from a financial performance perspective, we made significant progress in relation to our new product offerings with the introduction of our 40Gbps product and the successful launch of our DTN-X platform. Prior to the release of our 40 Gbps product in the fourth quarter of 2011, we were competitively disadvantaged when competing for higher capacity opportunities. We also experienced reduced sales to Level 3 Communications (“Level 3”) during the year. These combined factors contributed to an 11% decrease in revenues on a year-over-year basis. Our DTN platform continued to compete effectively for other non-capacity constrained opportunities with the addition of 16 new customers during the year,

Our gross margin was 41% in 2011, a decrease from 45% in 2010, reflecting significant DTN-X platform related operational costs and increased competitive pricing pressure. Capital expenditures increased to $39.4 million from $20.7 million in 2010 as we made additional investments associated with DTN-X platform manufacturing equipment and the expansion of our PIC fabrication plant. These investments were made in advance of the recognition of any DTN-X platform related revenues and therefore resulted in lower gross margin as well as operating margin, and an overall reduction to cash resources at the end of the year. We expect to leverage these investments and begin to recognize revenue from the DTN-X platform in the second half of 2012.

Future Business and Industry Trends

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with networks migrating from the current 10 Gbps wavelength solutions to 40 Gbps solutions in the short-term and 100 Gbps solutions in the longer-term. Infinera launched the DTN-X platform, a 100 Gbps PIC-based solution, in September 2011, with expected volume production in 2012. The DTN-X platform will incorporate our 500 Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. We continue to extend our Digital Optical Network into the metro market with new releases of our ATN platform and into the submarine market with a product extension of our DTN platform. Our ATN platform is a metro access solution that extends Infinera’s digital bandwidth management and intelligent software operating system benefits to the network edge.

Our goal is to be a leading provider of optical networking systems to communications service providers, internet content providers, cable operators, subsea network operators, and others. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro DWDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages on a time-to-market basis.

As of December 31, 2011, we have sold our network platforms for deployment in the optical networks of 98 customers worldwide, including Colt, Cox Communications, Deutsche Telekom, Equinix, Inc., Interoute, KVH, TeliaSonera, Level 3, NTT, OTE, Pacnet and XO Communications. We currently have 33 ATN customers enjoying the benefits of an ATN platform and 28 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. In particular, Level 3 accounted for less than 10%, and approximately 15% and 17% of our revenue in 2011, 2010 and 2009, respectively. Our business will be harmed if any of our key customers, including Level 3, do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In October 2011, Level 3 announced that it had completed its acquisition of Global Crossing. This transaction may negatively impact the revenue we receive from the combined entity in the future, although we cannot predict the timing of such impact.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add some personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97%, 98% and 94% of our revenue from direct sales to customers for 2011, 2010 and 2009, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2012 will range from $260 million to $270 million, including stock-based compensation expense of approximately $40 million to $45 million.

Results of Operations

Revenue

The following table sets forth, for periods presented, certain consolidated statements of operations information (in thousands, except %):

	Years Ended
	December 31, 2011	% of total revenue	December 25, 2010	% of total revenue	December 26, 2009	% of total revenue
Revenue:
Product	$349,468	86%	$401,578	89%	$276,012	89%
Ratable product and related support and services	3,176	1%	6,155	1%	4,231	1%
Services	52,233	13%	46,619	10%	28,858	10%

Total revenue	$404,877	100%	$454,352	100%	$309,101	100%

Cost of revenue:
Product	$219,710	54%	$225,183	50%	$189,723	61%
Ratable product and related support and services	1,096	—%	3,217	1%	1,931	1%
Services	18,580	5%	19,945	4%	12,308	4%
Restructuring and other costs (credit) related to cost of revenue	—	—%	(182)	—%	3,038	1%

Total cost of revenue	$239,386	59%	$248,163	55%	$207,000	67%

Gross profit	$165,491	41%	$206,189	45%	$102,101	33%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Total revenue by geography
Domestic	$283,443	$342,461	$212,923
International	121,434	111,891	96,178

	$404,877	$454,352	$309,101

% Revenue by geography
Domestic	70%	75%	69%
International	30%	25%	31%

	100%	100%	100%

Total revenue by sales channel
Direct	$391,811	$444,168	$290,972
Indirect	13,066	10,184	18,129

	$404,877	$454,352	$309,101

% Revenue by sales channel
Direct	97%	98%	94%
Indirect	3%	2%	6%

	100%	100%	100%

2011 Compared to 2010. Total revenue decreased to $404.9 million in 2011 from $454.4 million in 2010. The decrease in revenue was primarily due to a reduction in demand from existing customers, reflecting increased customer demand for higher capacity solutions that we did not offer in 2011 and a reduction in overall demand from Level 3. The effects of this reduction in demand from existing customers, combined with the impact of increased pricing pressure, was somewhat offset by improved levels of common equipment deployments with new customers.

International revenue increased to 30% of total revenue in 2011 from 25% of total revenue in 2010. The increases were primarily due to an increased proportion of our sales occurring in Europe. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $349.5 million in 2011 from $401.6 million in 2010. A reduction in demand from existing customers, including Level 3, combined with a competitive pricing environment during 2011, were the key drivers for the reduction in product revenues.

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 2, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $3.2 million in 2011 from $6.2 million in 2010 due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14. We have a limited number of software offerings and related support services that will continue to be accounted for under the software revenue recognition rules. We expect to continue to record a small amount of ratable revenue when arrangements include bundled services related to our software offerings for which VSOE has not been established.

Total services revenue increased to $52.2 million in 2011 from $46.6 million in 2010 primarily reflecting the incremental recognition of $5.4 million related to extended hardware warranty service revenue, $2.5 million related to our software subscription service revenue, $1.8 million related to our spares management service revenue, $0.4 million of network management services revenue, and $0.4 million of first line management services revenue, partially offset by decrease of $4.9 million related to deployment services revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

We do not have the visibility necessary to accurately predict future revenues beyond a one-quarter time horizon, particularly as we ramp production and gain customer adoption of our new products in 2012. However, we continue to believe that our competitive positioning will improve throughout 2012 as we introduce these new products.

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

Total product revenue increased to $401.6 million in 2010 from $276.0 million in 2009 primarily due to increased sales of our DTN platform to new and existing customers, reflecting an overall improvement in the economic environment and continued growth in bandwidth demand.

Product and related support and services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, because VSOE of fair value had not been established for undelivered elements. Total ratable revenue levels increased to $6.2 million in 2010 from $4.2 million in 2009. This increase in 2010 was primarily due to the recognition of revenue from prior period sales of our ATN platform where the products were bundled with new services for which VSOE had not been established.

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

Cost of Revenue and Gross Margin

2011 Compared to 2010. Gross margin decreased to 41% in 2011 from 45% in 2010. This decrease primarily reflected incremental costs associated with the expansion of our PIC FAB facility and new product introduction costs related to our next-generation products combined with reduced product shipments and the need for increased pricing discounts in order to remain competitive.

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

We do not have the visibility necessary to accurately predict future gross margins beyond a one-quarter time horizon. However, based on our current outlook, we expect gross margins in 2012 to be consistent with current levels as we ramp production and gain customer adoption of our new products.

Operating Expenses

The following table summarizes our operating expenses for the periods presented (in thousands, except %):

	Years Ended
	December 31, 2011	% of total revenue	December 25, 2010	% of total revenue	December 26, 2009	% of total revenue
Research and development	$127,120	31%	$118,518	26%	$97,288	31%
Sales and marketing	64,773	16%	58,103	13%	48,391	16%
General and administrative	54,375	14%	58,098	13%	45,269	15%
Restructuring and other costs	(129)	—%	159	—%	814	—%

Total operating expenses	$246,139	61%	$234,878	52%	$191,762	62%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Research and development	$14,990	$14,301	$10,302
Sales and marketing	8,818	7,896	6,505
General and administration	18,502	19,903	15,061

Total	$42,310	$42,100	$31,868

Research and Development Expenses

2011 Compared to 2010. Research and development expenses increased $8.6 million in 2011 from 2010 primarily due to increased headcount and personnel-related costs of $2.6 million primarily associated with next-generation product development. This comprised of $1.9 million of cash compensation and $0.7 million of stock-based compensation expense. In addition, during 2011, we incurred $1.6 million of increased depreciation, $1.4 million increase in professional and outside services, $1.1 million in travel and entertainment expenses, $1.2 million increase in spending on equipment and software, and $0.7 million increase in facilities and other costs, as compared to 2010.

2010 Compared to 2009. Research and development expenses increased $21.2 million in 2010 from 2009 primarily due to increased headcount and personnel-related costs of $14.2 million, including $10.2 million of cash compensation and $4.0 million of stock-based compensation expenses. In addition, in 2010, we incurred $7.5 million of increased spending related to materials, prototype and new product spending and $0.6 million in professional and outside services. This was partially offset by a decrease of $1.1 million related to depreciation expense and other costs. This increase in research and development expenses reflects ongoing investments in our higher fiber capacity platforms combined with investments in our ATN platform.

Sales and Marketing Expenses

2011 Compared to 2010. Sales and marketing expenses increased $6.7 million in 2011 from 2010 primarily due to $2.7 million in compensation and personnel-related expenses due to increased headcount, $1.7 million of increased travel and related expenses, $1.2 million of increased marketing program expenses and trade show costs, $0.9 million of increased stock-based compensation expense, a $0.4 million increase related to outside professional services, $0.6 million of increased facilities and other costs, and $0.2 million related to increased expenses for customer lab trials. These increases were offset by $1.0 million in decreased sales commission expense.

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

General and Administrative Expenses

2011 Compared to 2010. General and administrative expenses decreased $3.7 million in 2011 from 2010 primarily due to a $2.1 million decrease in cash compensation which included the impact of reduced management bonuses, $1.4 million of decreased stock-based compensation expense, and a

$0.7 million decrease in facilities and other costs. These decreases were partially offset by increased depreciation costs of $0.4 million and increased professional services costs of $0.1 million.

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

Restructuring and Other Costs

In 2011, we recorded a credit of $0.1 million due to a change in estimates associated with facility-related costs. In 2010, we incurred $0.2 million of restructuring and other costs associated with the closure of our Maryland FAB. We incurred $0.8 million of restructuring and other related costs in 2009 which was comprised of non-cash charges of $0.6 million associated with operating lease termination costs and equipment and facilities-related costs and $0.2 million related to severance and related expenses and other exit costs. We completed our restructuring actions in 2010. For more information, see Note 7, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In thousands)
Interest income	$1,014	$1,390	$2,688
Interest expense	—	—	—
Total other-than-temporary impairment losses	—	—	(2,747)
Portion of loss recognized in other comprehensive loss	—	—	1,653

Net impairment losses recognized in earnings	—	—	(1,094)
Other gain (loss), net	(419)	(316)	(426)

Total other income (expense), net	$595	$1,074	$1,168

2011 Compared to 2010. Interest income decreased in 2011 from 2010 due to lower interest rates on investments and lower average investment balances. Other gain (loss), net for 2011 includes $1.0 million of unrealized and realized losses due to foreign currency exchange, a gain of $0.3 million from the sale of assets and a gain of $0.2 million related to an insurance claim settlement.

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

Income Tax Provision (Benefit)

During 2009, we recognized a tax benefit of approximately $2.1 million for a reversal of 2008 federal and state tax provisions, following a favorable ruling by the Internal Revenue Service in the third quarter of 2009. Exclusive of this one-time benefit in 2009, we recognized income tax expense of approximately $1.7 million in 2011 and $0.3 million in each of the fiscal years 2010 and 2009, on pre-tax book losses of $80.1 million, $27.6 million and $88.5 million, respectively. Exclusive of the one-time benefit mentioned above, the resulting effective tax rates of 2.1%, 1.1% and 0.4% for 2011, 2010 and 2009, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings, offset by the benefit related to refundable research and development tax credits in 2009. The increase in the 2011 tax expense relates primarily to the expiration of the India tax holiday as well as the re-measurement of India transfer pricing FIN 48 reserves following a recent Competent Authority Ruling with similar fact patterns. Our India subsidiary operated under a tax holiday which expired on March 31, 2011 and the net impact of this tax holiday in prior years was to decrease our net loss by approximately $0.5 million and $0.4 million in 2010 and 2009, respectively, resulting in no per share effect in each year.

During 2011, 2010 and 2009, income tax benefits of $0.1 million, $0.3 million and $0.3 million, respectively, for each year were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

As of December 31, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets based upon our cumulative loss incurred since inception. Realization of deferred tax assets is dependent upon future taxable earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. deferred tax assets were fully offset by a valuation allowance.

As of December 31, 2011, we have net operating loss carryforwards of approximately $266.9 million for federal tax purposes and $239.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2013 for state tax purposes. Additionally, we have federal and California research and development credits available to reduce future income tax expense of approximately $22.9 million and $19.1 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

We maintain net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 31, 2011, we had unbenefited stock option deductions for federal and California tax purposes of $35.9 million and $33.2 million, respectively. When utilized, the estimated tax benefits of approximately $14.3 million will result in a credit to stockholders’ equity.

Utilization of these net operating losses and tax credit carryforwards will be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant stockholder allocation or equity structure. Based upon our analysis, we have determined that an ownership change has occurred, however, the resulting limitation is not significant enough to cause our tax loss and credit carryforwards to expire unutilized.

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

Utilization of these net operating losses and tax credit carryforwards will be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant stockholder allocation or equity structure. Based upon our analysis, we have determined that an ownership change has occurred, however, the resulting limitation is not significant enough to cause our tax loss and credit carryforwards to expire unutilized.

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

Liquidity and Capital Resources

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net cash flow provided by (used in):	(In thousands)
Operating activities	$(1,965)	$30,537	$(32,646)
Investing activities	$(25,168)	$(45,722)	$(33,347)
Financing activities	$8,513	$18,985	$8,944

	Years Ended
	December 31, 2011	December 25, 2010
	(In thousands)
Cash and cash equivalents	$94,458	$113,649
Short-term and long-term investments	155,611	177,966
Short-term and long-term restricted cash	3,047	4,091

	$253,116	$295,706

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. As of December 31, 2011, long-term investments include $8.3 million (par value) of available-for-sale ARS. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for 2011 was $2.0 million as compared to net cash provided by operating activities of $30.5 million for the corresponding period in 2010 and $32.6 million net cash used in operating activities in 2009. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for 2011 was $81.7 million, which included non-cash charges of $72.2 million, compared to a net loss of $27.9 million in the corresponding period in 2010, including non-cash charges of $69.2 million. Net loss for 2009 was $86.6 million, which included non-cash charges of $55.0 million.

The deterioration in operating results in 2011 as compared to 2010 was the key driver for the significant change in cash flows for 2011. Net cash provided by working capital was $7.5 million for 2011. Working capital requirements for the fourth quarter of 2011 were impacted by the disruption of the supply chain due to flooding events in Thailand. As we implemented certain dual sourcing strategies to recover and meet customer commitments, we experienced non-linear supplier receipts and customer invoicing combined with higher ending inventory balances. The net effect of these factors on cash provided by working capital was a usage of cash of $1.4 million. Included in prepaid expenses and other assets was an $11.1 million decrease in deferred tax assets which was offset by a corresponding decrease in deferred tax liabilities included in accrued liabilities and other expenses. Other working capital changes included a reduction of other receivables of $3.4 million, reduction of deferred inventory costs of $2.0 million and an increase in warranty accruals of $1.4 million.

The improved operating results in 2010 as compared to 2009, was the key driver for the improvement in cash flows for 2010. Net cash used to fund working capital was $10.8 million for 2010 primarily due to an increase in inventory of $13.1 million and an increase in accounts receivable of $6.8 million, offset by an increase in accrued liabilities of $9.2 million. We increased our inventory levels in early 2010 in response to industry supply chain constraints and expected increased customer demand for our products. However, revenues in the fourth quarter were lower than expected resulting in higher inventory levels exiting 2010. Accounts receivable increased primarily reflecting invoicing trends that were weighted towards the end of the period. Accrued liabilities and other expenses increased due to the timing and level of compensation related payments.

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

Investing Activities

Net cash used in investing activities in 2011 was $25.2 million primarily reflecting $39.4 million of capital expenditures and net proceeds of $18.5 million from purchases, net of maturities, calls and sales of investments in the period. We also invested an additional $4.5 million in an existing cost-method equity investment.

Net cash used in investing activities in 2010 was $45.7 million primarily reflecting a net usage of cash of $20.8 million from purchases, net of maturities and calls of investments which also included proceeds of $24.5 million related to our exercise of the Put Rights associated with our UBS Financial Services, Inc. ARS. Additionally, we used $20.7 million related to capital expenditures during the year and we made a $4.5 million cost-method equity investment in the second quarter of 2010.

During 2009, net cash used in investing activities was $33.3 million primarily due to a net usage of cash of $17.5 million from purchases, net of maturities, calls and sales of investments in the period and additions to property, plant and equipment for the period of $15.4 million. This was offset by a change in restricted cash of $1.1 million.

Financing Activities

Net proceeds from financing activities in 2011 were $8.5 million primarily related to $10.0 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (“ESPP”) and other equity plans. This was offset by $1.2 million related to the repurchase of shares from employees to satisfy minimum tax withholdings and $0.3 million related to payments for purchase of assets under a financing arrangement.

Net proceeds from financing activities in 2010 were $19.0 million primarily related to $19.3 million in proceeds from the issuance of common stock under our ESPP and other equity plans. This was offset by $0.3 million related to payments for purchase of assets under a financing arrangement.

Net proceeds from financing activities in 2009 were $8.9 million primarily due to $9.3 million in proceeds from the issuance of common stock under our ESPP and other equity plans partially offset by $0.2 million reduction of tax benefit from stock option transactions.

Liquidity

As of December 31, 2011, we held $8.3 million (par value) with a fair value of $7.7 million of available-for-sale ARS with two issuers. Of these ARS, $5.0 million (par value) was AAA rated and $3.3 million (par value) was A3 rated. These ARS have contractual maturity terms of up to 33.9 years and it is not clear when we will be able to liquidate these investments. In 2009, we determined that the present value of the expected cash flows for these securities was below their par value, and recorded an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During 2011, $0.6 million of these ARS were called at par value.

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

For 2012, capital expenditures are expected to be in the range of approximately $30 million to $35 million, primarily for product development. In addition, we may experience an increase in working capital requirements as we prepare for volume shipment of our DTN-X platform.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$58,816	$58,816	$—	$—	$—
Operating leases(2)	41,178	5,442	9,857	8,770	17,109
Other contracts(3)	6,178	5,528	650	—	—

Total contractual obligations(4)	$106,172	$69,786	$10,507	$8,770	$17,109

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)

We lease facilities under non-cancelable operating lease agreements. These leases have varying terms, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses that range from one to ten years. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is 1 one to 10 years.

(3)	Other contracts are related to contractual obligations for non-recurring engineering costs.
(4)

Tax liabilities of $1.5 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $2.7 million of standby letters of credit outstanding as of December 31, 2011. These consisted of $1.4 million related to a value added tax license, $0.8 million related to property leases and $0.5 million related to a customer proposal guarantee. We had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for sales reserves, allowances for doubtful accounts, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We have a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. Our multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenues related to these software offerings are not expected to be significant.

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or if the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.

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

We estimate the fair value of the stock options granted using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to

25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over three, four or five years. In the first quarter of 2011, we granted performance-based stock options to executives as part of our annual refresh grant process. The performance-based stock options entitle our executive team to receive a number of options to purchase our common stock based on pre-established performance criteria over approximately two and a half years. These performance metrics are classified as performance conditions, and we evaluate the performance status at the end of each period and record the expense when deemed probable. We make a number of estimates and assumptions in determining stock-based compensation related to options including the following:

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

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP typically provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares.

We account for the fair value of restricted stock units (“RSUs”) using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three, four or five years. In 2009, we granted retention RSUs to executives which cliff vest after an approximate two-year period and to other employees which vest ratably on a monthly basis over one or two years.

We estimate the fair value of performance share units (“PSUs”) granted using a Monte Carlo simulation model. We granted PSUs to our executives in 2009 as part of our annual refresh grant process. The PSUs entitle our executive officers and members of our board of directors to receive a number of shares of our common stock based on our stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of our common stock price compared to NASDAQ. This performance metric is classified as a market condition.

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and NASDAQ. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of NASDAQ, correlation between changes in our stock price and changes in NASDAQ, risk-free interest rate, and expected dividends. Expected volatility of our stock is based on the weighted-average implied and historical volatility of our peer group in the industry in which we do business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between our peer group stock price and NASDAQ composite average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for us as we do not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the composite average of NASDAQ on the grant date.

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

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 31, 2011 and December 25, 2010, our inventory value had been reduced by $6.3 million and $5.2 million, respectively, for excess and obsolescence. In valuing our deferred inventory costs, we considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 31, 2011 and December 25, 2010, our inventory value had been reduced by $7.3 million and $2.5 million, respectively, for LCM adjustments.

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

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We record our accounts receivable at the invoiced value. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 31, 2011 and December 25, 2010, our allowance for doubtful accounts was zero.

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2009, 2010 and 2011. These were insignificant for any period presented on our consolidated financial statements. At December 31, 2011 and December 25, 2010, revenue reserves recorded for potential sales returns were $0.2 million and $0.1 million, respectively.

Accrued Warranty

We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products or the related components that may be returned under warranty. Our hardware warranty periods range from one to five years from date of acceptance for hardware and 90 days for software warranty. The hardware warranty accrual is based on actual historical returns experience and the application of those historical return rates to our in-warranty installed base. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We have software warranty support obligations to a small number of our customers and the costs associated with providing these software warranties have been insignificant to our consolidated financial statements to date.

Cash, Cash Equivalents and Short-term and Long-term Investments

We consider all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Marketable securities consist of certificates of deposit, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and ARS. We consider all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. We classify debt instruments with remaining maturities greater than one year as long-term investments, unless we intend to settle our holdings within one year or less and in such case it is considered to be short-term investments. We determine the appropriate classification of our marketable securities at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

Fair Value Measurement of Investments

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Valuation techniques used by us are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect our assumptions about market participant assumptions based on best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

We measure our cash equivalents, derivative instruments and debt securities at fair value and classifies its securities in accordance with the fair value hierarchy. Our money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

We classify our certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:

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

Corporate Bonds

We review trading activity and pricing for each of the corporate bond securities in its portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists in order to support Level 1 classification of these securities. Since sufficient quoted pricing for identical securities is not available, we obtain market pricing and other observable market inputs for similar securities from a number of industry standard data providers. In instances where multiple prices exist for similar securities, these prices are used as inputs into a distribution-curve to determine the fair market value at period end. As a result, we classify our corporate bonds as Level 2 of the fair value hierarchy.

U.S. Agency Notes

We review trading activity and pricing for its U.S. agency notes as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from a number of industry standard data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data, and result in the classification of these securities as Level 2 of the fair value hierarchy.

Foreign Currency Exchange Forward Contracts

As discussed in Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements, we mainly hold non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. We estimate the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. As a result, we classify our derivative instruments as Level 2 of the fair value hierarchy.

We classify our ARS within Level 3 of the fair value hierarchy.

Our ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. These ARS represent approximately 4% of our total investment portfolio as of December 31, 2011. Uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for our ARS, we used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, we performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of December 31, 2011, and therefore incorporated both valuations in our fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of December 31, 2011, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 205 bps to 335 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of December 31, 2011, we held $5.0 million (par value) of AAA rated securities and $3.3 million (par value) of A3 rated securities. Our ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. Our valuation analysis indicates that the estimated credit risk element included in the discount rate was 210 bps for A3 rated securities and 263 bps for AAA rated securities.

•	Estimated maturity

We estimated the workout period of our ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, we used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 9.2 years for A3 rated securities and 10 years for AAA securities.

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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2011 and December 25, 2010, certain of our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoptions and effects on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur some insignificant operating costs in other currencies. In addition, certain of our sales contracts are priced in Euros and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, Chinese Yuan, British pound and the Euro.

The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of December 31, 2011 and December 25, 2010 would result in a loss of approximately $1.0 million and $1.8 million, respectively for the year then ended. Beginning in the second quarter of 2009, we established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on our operating results. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash totaling $253.1 million and $295.7 million as of December 31, 2011 and December 25, 2010, respectively. As of December 31, 2011, we invested in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and ARS. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2011 and 2010, our interest income would have declined approximately $0.1 million and $0.1 million for such years, assuming consistent investment levels.

As of December 31, 2011 and December 25, 2010, we had no debt outstanding.

Auction Rate Securities

As of December 31, 2011, we held $8.3 million (par value) with a fair value of $7.7 million of available-for-sale ARS with two issuers. Of these ARS, $5.0 million (par value) was AAA rated and $3.3 million (par value) was A3 rated. These ARS have contractual maturity terms of up to 33.9 years and it is not clear when we will be able to liquidate these investments. In 2009, we determined that the present value of the expected cash flows for these securities was below their par value, and recorded an initial OTTI of $2.7 million, equal to the difference between the fair value and the par value had occurred. During 2011, $0.6 million of these A3 rated ARS were called at par value.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Infinera Corporation

We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 6, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Infinera Corporation

We have audited Infinera Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Infinera Corporation and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 6, 2012

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$94,458	$113,649
Short-term investments	101,296	168,013
Short-term restricted cash	—	1,856
Accounts receivable	80,616	75,931
Other receivables	1,346	4,420
Inventory	88,996	81,893
Deferred inventory costs	5,987	6,715
Prepaid expenses and other current assets	10,532	9,118

Total current assets	383,231	461,595

Property, plant and equipment, net	76,753	51,740
Deferred inventory costs, non-current	1,020	2,512
Long-term investments	54,315	9,953
Cost-method investment	9,000	4,500
Long-term restricted cash	3,047	2,235
Deferred tax asset	822	11,882
Other non-current assets	3,516	7,108

Total assets	$531,704	$551,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48,838	$35,658
Accrued expenses	22,421	19,790
Accrued compensation and related benefits	18,966	25,098
Accrued warranty	5,692	5,696
Deferred revenue	22,781	21,958
Deferred tax liability	767	11,882

Total current liabilities	119,465	120,082

Accrued warranty, non-current	7,173	5,726
Deferred revenue, non-current	3,410	4,633
Other long-term liabilities	13,853	10,335
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2011 and 2010 Issued and outstanding shares—106,976 in 2011 and 102,492 in 2010	107	102
Additional paid-in capital	876,927	817,200
Accumulated other comprehensive loss	(2,195)	(1,261)
Accumulated deficit	(487,036)	(405,292)

Total stockholders’ equity	387,803	410,749

Total liabilities and stockholders’ equity	$531,704	$551,525

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Revenue:
Product	$349,468	$401,578	$276,012
Ratable product and related support and services	3,176	6,155	4,231
Services	52,233	46,619	28,858

Total revenue	404,877	454,352	309,101
Cost of revenue:
Cost of product	219,710	225,183	189,723
Cost of ratable product and related support and services	1,096	3,217	1,931
Cost of services	18,580	19,945	12,308
Restructuring and other costs (credit) related to cost of revenue	—	(182)	3,038

Total cost of revenue	239,386	248,163	207,000
Gross profit	165,491	206,189	102,101
Operating expenses:
Research and development	127,120	118,518	97,288
Sales and marketing	64,773	58,103	48,391
General and administrative	54,375	58,098	45,269
Restructuring and other costs (credit)	(129)	159	814

Total operating expenses	246,139	234,878	191,762

Loss from operations	(80,648)	(28,689)	(89,661)
Other income (expense), net:
Interest income	1,014	1,390	2,688
Total other-than-temporary impairment losses	—	—	(2,747)
Portion of loss recognized in other comprehensive loss	—	—	1,653

Net impairment losses recognized in earnings	—	—	(1,094)
Other gain (loss), net	(419)	(316)	(426)

Total other income (expense), net	595	1,074	1,168
Loss before income taxes	(80,053)	(27,615)	(88,493)
Provision for (benefit from) income taxes	1,691	317	(1,871)

Net loss	$(81,744)	$(27,932)	$(86,622)

Net loss per common share:
Basic	$(0.78)	$(0.28)	$(0.91)

Diluted	$(0.78)	$(0.28)	$(0.91)

Weighted average shares used in computing net loss per common share:
Basic	105,432	99,380	95,468

Diluted	105,432	99,380	95,468

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 26, 2009, December 25, 2010 and December 31, 2011

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 27, 2008	94,163	$94	$699,705	$(3,598)	$(290,738)	$405,463
Stock options exercised	954	1	2,108	—	—	2,109
ESPP shares purchased	1,239	1	7,200	—	—	7,201
Stock options repurchased	(16)	—	(31)	—	—	(31)
Reclassification of options exercised but not vested	—	—	640	—	—	640
Restricted stock units released	466	1	(1)	—	—	—
Warrants, net exercised	68	—	—	—	—	—
Stock-based compensation	—	—	38,552	—	—	38,552
Tax benefit from stock option transactions	—	—	(593)	—	—	(593)
Comprehensive loss:
Unrealized non-credit related other-than-temporary impairment loss on available-for-sale investments	—	—	—	(923)	—	(923)
Unrealized gain on all other available-for-sale investments	—	—	—	2,805	—	2,805
Foreign currency translation adjustment	—	—	—	221	—	221
Tax related to available-for-sale investment	—	—	—	(315)	—	(315)
Net loss	—	—	—	—	(86,622)	(86,622)

Total comprehensive loss						(84,834)

Balance at December 26, 2009	96,874	$97	$747,580	$(1,810)	$(377,360)	$368,507
Stock options exercised	3,094	3	11,847	—	—	11,850
ESPP shares purchased	1,205	1	7,561	—	—	7,562
Stock options repurchased	(3)	—	(14)	—	—	(14)
Reclassification of options exercised but not vested	—	—	200	—	—	200
Restricted stock units released	1,322	1	(13)	—	—	(12)
Stock-based compensation	—	—	50,039	—	—	50,039
Comprehensive loss:
Unrealized non-credit related other-than-temporary impairment gain on available-for-sale investments	—	—	—	820	—	820
Unrealized gain on all other available-for-sale investments	—	—	—	(30)	—	(30)
Foreign currency translation adjustment	—	—	—	75	—	75
Tax related to available-for-sale investment	—	—	—	(316)	—	(316)
Net loss	—	—	—	—	(27,932)	(27,932)

Total comprehensive loss						(27,383)

	102,492	$102	$817,200	$(1,261)	$(405,292)	$410,749

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 26, 2009, December 25, 2010 and December 31, 2011—

(Continued)

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 25, 2010	102,492	$102	$817,200	$(1,261)	$(405,292)	$410,749
Stock options exercised	378	1	1,449	—	—	1,450
ESPP shares purchased	1,309	1	8,461	—	—	8,462
Stock options repurchased	(140)	—	(1,248)	—	—	(1,248)
Reclassification of options exercised but not vested	—	—	1	—	—	1
Restricted stock units released	2,937	3	(3)	—	—	—
Stock-based compensation	—	—	51,067	—	—	51,067
Comprehensive loss:
Unrealized non-credit related other-than-temporary impairment gain on available-for-sale investments	—	—	—	410	—	410
Unrealized gain on all other available-for-sale investments	—	—	—	(105)	—	(105)
Foreign currency translation adjustment	—	—	—	(1,117)	—	(1,117)
Tax related to available-for-sale investment	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(81,744)	(81,744)

Total comprehensive loss						(82,678)

Balance at December 31, 2011	106,976	$107	$876,927	$(2,195)	$(487,036)	$387,803

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Cash Flows from Operating Activities:
Net loss	$(81,744)	$(27,932)	$(86,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,859	15,619	16,547
Non-cash restructuring and other costs (credit)	(129)	100	2,973
Net credit impairment losses in earnings	—	—	1,094
Provision for other receivables	563	—	—
Recovery of doubtful accounts	—	—	(1,700)
Amortization of premium on investments	4,215	3,761	604
Stock-based compensation expense	50,157	50,335	37,375
Unrealized loss on Put Rights	—	1,696	3,761
Unrealized holding gain for trading securities	—	(1,696)	(4,584)
Tax benefit of stock option transactions	—	—	248
Excess tax benefit from stock option transactions	—	—	(593)
Non-cash tax benefit	(95)	(316)	(315)
Other gain	(335)	(275)	(418)
Changes in assets and liabilities:
Accounts receivable	(4,686)	(6,448)	1,571
Other receivables	3,440	(307)	263
Inventory	(6,007)	(13,143)	(8,618)
Prepaid expenses and other assets	12,695	(2,640)	(9,589)
Deferred inventory costs	1,999	928	(6,180)
Accounts payable	9,342	1,161	(2,594)
Accrued liabilities and other expenses	(10,282)	9,196	18,964
Deferred revenue	(401)	216	3,968
Accrued warranty	1,444	282	1,199

Net cash provided by (used in) operating activities	(1,965)	30,537	(32,646)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(273,334)	(253,130)	(163,870)
Purchase of cost-method investment	(4,500)	(4,500)	—
Proceeds from sales of available-for-sale investments	4,072	—	1,536
Proceeds from maturities and calls of investments, and exercise of Put Rights	287,781	232,333	144,795
Proceeds from disposal of assets	262	324	699
Purchase of property and equipment	(39,382)	(20,672)	(15,394)
Advance to secure manufacturing capacity	(1,500)	—	—
Reimbursement of manufacturing capacity advance	450	—	—
Change in restricted cash	983	(77)	(1,113)

Net cash used in investing activities	(25,168)	(45,722)	(33,347)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,023	19,348	9,310
Reduction of tax benefit from stock option transactions	—	—	(248)
Repurchase of common stock	(1,248)	(14)	(31)
Payments for purchase of assets under financing arrangement	(262)	(349)	(87)

Net cash provided by financing activities	8,513	18,985	8,944
Effect of exchange rate changes on cash	(571)	(10)	138
Net change in cash and cash equivalents	(19,191)	3,790	(56,911)
Cash and cash equivalents at beginning of period	113,649	109,859	166,770

Cash and cash equivalents at end of period	$94,458	$113,649	$109,859

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,487	$739	$1,442

Supplemental schedule of non-cash financing activities
Purchase of assets under financing arrangement	$—	$—	$567

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera specializes in Digital Optical Networking systems that are designed to continually improve the economics of optical networking by combining the speed of optics with the simplicity of digital. Infinera is unique in its use of breakthrough semiconductor technology: Large Scale Photonic Integrated Circuit (PIC). Infinera’s systems leverage PIC technology to provide customers with a service-ready architecture that enables faster time-to-revenue and greater profitability through network efficiency and the ability to rapidly deliver differentiated services without reengineering their optical infrastructure.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2011 was a 53-week year that ended on December 31, 2011. Fiscal years 2010 and 2009 were 52-week years that ended on December 25, 2010 and December 26, 2009, respectively. The next 52-week year will end on December 29, 2012 and the next 53-week year will end on December 31, 2016.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.	Significant Accounting Policies

Use of Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for sales returns, allowances for doubtful accounts, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenues related to these software offerings are not expected to be significant.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company estimates the fair value of the stock options granted using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over three, four or five years. In the first quarter of 2011, we granted performance-based stock options to executives as part of our annual refresh grant process. The performance-based stock options entitle the Company’s executive team to receive a number of options to purchase the Company’s common stock based on pre-established performance criteria over approximately two and a half years. These performance metrics are classified as performance conditions, and the Company evaluates the performance status at the end of each period and records the expense when deemed probable. The Company makes a number of estimates and assumptions in determining stock-based compensation related to options including the following:

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company estimates the fair value of the rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula. The Company’s ESPP typically provides for consecutive six-month offering periods and the Company uses its own historical volatility data in the valuation of ESPP shares.

The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three, four or five years. In 2009, the Company also granted retention RSUs to executives which cliff vest after an approximate two-year period and to other employees which vest ratably on a monthly basis over one or two years.

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

The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company’s stock and NASDAQ. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, expected volatility of NASDAQ, correlation between changes in the Company’s stock price and changes in NASDAQ, risk-free interest rate, and expected dividends. Expected volatility of the Company’s stock is based on the weighted-average implied and historical volatility of the Company’s peer group in the industry in which the Company does business. Expected volatility of NASDAQ is based on the historical and implied data. Correlation is based on the historical relationship between the Company’s peer group stock price and NASDAQ composite average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for NASDAQ is the annual dividend yield expressed as a percentage of the composite average of NASDAQ on the grant date.

Inventory Valuation

Inventories consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost (first-in, first-out method) or market. Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing and technological obsolescence of the Company’s products.

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 31, 2011 and December 25, 2010, the Company’s inventory value had been reduced by $6.3 million and $5.2 million, respectively, for excess and obsolescence. In valuing its deferred inventory costs, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 31, 2011 and December 25, 2010, the Company’s inventory value had been reduced by $7.3 million and $2.5 million, respectively, for LCM adjustments.

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

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. The Company records its accounts receivable at the invoiced value. Management makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 31, 2011 and December 25, 2010, the Company’s allowance for doubtful accounts was zero.

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2009, 2010 and 2011. These were insignificant for any period presented on the Company’s consolidated financial statements. At December 31, 2011 and December 25, 2010, revenue reserves recorded for potential sales returns were $0.2 million and $0.1 million, respectively.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods range from one to five years from date of acceptance for hardware and 90 days to 60 months for software warranty. The hardware warranty accrual is based on actual historical returns experience and the application of those historical return rates to the Company’s in-warranty installed base. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company has software warranty support obligations to a small number of its customers and the costs associated with providing these software warranties have been insignificant to the Company’s consolidated financial statements to date.

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

Marketable securities consist of certificates of deposit, commercial paper, corporate bonds, U.S. agency notes, U.S. treasuries and auction rate securities (“ARS”). The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments, unless the Company intends to settle its holdings within one year or less and in such case it is considered to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

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

Foreign Currency Exchange Forward Contracts

As discussed in Note 5, “Derivative Instruments,” to the Notes to Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. As a result, the Company classifies its derivative instruments as Level 2 of the fair value hierarchy.

The Company classifies its ARS within Level 3 of the fair value hierarchy.

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. These ARS represent approximately 4% of our total investment portfolio as of December 31, 2011. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of December 31, 2011, and therefore incorporated both valuations in the Company’s fair value measurement.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of December 31, 2011, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 205 bps to 335 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of December 31, 2011, the Company held $5.0 million (par value) of AAA rated securities and $3.3 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 210 bps for A3 rated securities and 263 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 9.2 years for A3 rated securities and 10 years for AAA securities.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. This includes enterprise-level business software that the Company customizes to meets its specific operational needs. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Estimated Useful lives
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	1.5 to 3 years
Enterprise-level software	up to 7 years
Leasehold improvements	1 to 10 years

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

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2011 and December 25, 2010, certain of our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Concentration of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments, cost-method investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.

As of December 31, 2011, the Company held $8.3 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7 to 35 days. These securities have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these ARS have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term may be limited. These ARS were purchased from a single broker, who to date, has not offered to repurchase these remaining ARS from the Company. Of these ARS, $5.0 million and $3.3 million (par value) are AAA and A3 rated, respectively, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. During 2011, $0.6 million of these A3 rated ARS (par value) were called at par value. It is not clear when the Company will be able to liquidate these investments.

As of December 31, 2011, the Company invested $9.0 million in a privately-held company. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011, the Company had amounts due from one customer that represented approximately 10% of the Company’s accounts receivable balance. As of December 25, 2010, the Company had amounts due from one customer that represented approximately 12% of the Company’s accounts receivable balance.

To date, a few of our customers have accounted for a significant portion of our revenue. No customer accounted for over 10% of the Company’s revenue in 2011. Level 3 accounted for approximately 15% and 17% of the Company’s revenue in 2010 and 2009, respectively. The Company had no other customer that represented over 10% of the Company’s revenue for 2010 and 2009.

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

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2011 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign currency transaction loss recorded in 2011, 2010 and 2009 were $1.0 million, $0.7 million and $1.7 million, respectively.

The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances beginning in 2009, and restricted cash beginning in the third quarter of 2011, both accounts receivable and restricted cash are primarily denominated in Euro. The foreign currency transactions on these forward contracts amounted to a loss of $1.3 million in 2011 and a gain of $0.9 million in 2010, and substantially offset the transaction gains and losses from the re-measurement of the related accounts receivable.

Advertising

All advertising costs are expensed as incurred. Advertising expenses in 2011, 2010 and 2009 were $1.5 million, $1.1 million and $0.8 million, respectively.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level I and II fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements within the Level III fair value measurements. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level III measurements, which was effective for fiscal years beginning after December 15, 2010. The Company adopted the amended disclosure requirements for Levels I and II beginning in its fiscal quarter ended March 26, 2010 and for Level III beginning in its fiscal quarter ended March 26, 2011. The adoption of the amended disclosure requirements for fair value measurements resulted in the enhancement of certain disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012 and should be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements and Other-Than-Temporary Impairments

Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	December 31, 2011
	Level I	Level II	Level III	Total
Assets
Money market funds	$53,208	$—	$—	$53,208
Certificates of deposit	—	16,778	—	16,778
Commercial paper	—	5,888	—	5,888
Corporate bonds	—	87,694	—	87,694
U.S. agency notes	—	9,999	—	9,999
U.S. treasuries	27,577	—	—	27,577
ARS	—	—	7,675	7,675

Total assets	$80,785	$120,359	$7,675	$208,819

Liabilities
Foreign currency exchange forward contracts	$—	$82	$—	$82

Total liabilities	$—	$82	$—	$82

	December 25, 2010
	Level I	Level II	Level III	Total
Assets
Money market funds	$37,010	$—	$—	$37,010
Certificates of deposit	—	240	—	240
Commercial paper	—	82,415	—	82,415
Corporate bonds	—	90,620	—	90,620
ARS	—	—	7,790	7,790
Derivatives	—	303	—	303

Total assets	$37,010	$173,578	$7,790	$218,378

Liabilities
Foreign currency exchange forward contracts	$—	$74	$—	$74

Total liabilities	$—	$74	$—	$74

During 2011, there were no transfers of assets or liabilities between Level I and Level II and there were no transfers into or out of Level III financial assets.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level III) inputs (in thousands):

	December 25, 2010	Total Net Gains Included in Other Comprehensive Income		Calls		December 31, 2011
ARS—available-for-sale	$7,790	$403	(1)	$(518	)(2)	$7,675

(1)	Amount represents the change in the non-credit gain related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheets.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for 2011 were insignificant.

		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Income		Calls		December 25, 2010
ARS—available-for-sale	$7,671	$—		$763	(3)	$(644	)(4)	$7,790
ARS—trading securities	49,911	1,696	(1)	—		(51,607	)(4)	—
Put Rights	10,864	(1,696	)(2)	—		(9,168	)(4)	—

Total	$68,446	$—		$763		$(61,419)		$7,790

(1)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying consolidated statements of operations.
(2)	Amount represents the decrease in the fair value of the Put Rights recorded as Other gain (loss), net in the accompanying consolidated statements of operations.
(3)	Amount represents the change in the non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheet.
(4)	Amount represents the fair market value of the securities called and related Put Rights. Realized gains on these calls were insignificant.

Investments were as follows (in thousands):

	December 31, 2011
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,208		$—	$—	$53,208
Certificates of deposit	16,797		—	(19)	16,778
Commercial paper	5,898		—	(10)	5,888
Corporate bonds	87,808		7	(121)	87,694
U.S. agency notes	9,998		2	(1)	9,999
U.S. treasuries	27,577		5	(5)	27,577
ARS	7,368	(1)	307	—	7,675	(2)

Total available-for-sale investments	$208,654		$321	$(156)	$208,819

	December 25, 2010
	Adjusted Amortized Cost		Non-credit OTTI	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$37,010		$—	$—	$—	$37,010
Certificates of deposit	240		—	—	—	240
Commercial paper	82,428		—	4	(17)	82,415
Corporate bonds	90,644		—	8	(32)	90,620
ARS	7,893	(3)	(103)	—	—	7,790	(2)

Total available-for-sale investments	$218,215		$(103)	$12	$(49)	$218,075

(1)	Amount represents the par value less $0.9 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount represents the par value less $1.0 million of credit-related OTTI recognized through earnings in prior years.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of December 31, 2011, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of up to 17 months, and ARS have contractual maturity terms of up to 33.9 years. Proceeds from sales, maturities and calls of available-for-sale investments were $291.9 million, $232.3 million and $146.3 million in 2011, 2010 and 2009, respectively. Gross realized gains (losses) on short-term and long-term investments were insignificant for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments

As of December 31, 2011, the Company held $8.3 million (par value) of available-for-sale ARS with two issuers, $5.0 million of which was AAA rated and $3.3 million of which was A3 rated. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which was recognized as Other gain (loss), net in the Company’s consolidated statements of operations, and an amount related to all other factors, which was recorded in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

These ARS had a net increase in fair value of $0.4 million for 2011. This change was recognized in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during 2011. During 2011, $0.6 million of these ARS were called at par value.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 25, 2010	$7,893	$(958)	$1,286	$(1,389)	$(103)
Unrealized gain	—	—	403	—	403
Call on investments	(526)	74	(70)	77	7

Balance at December 31, 2011	$7,367	$(884)	$1,619	$(1,312)	$307

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an insignificant amount in the credit loss related portion of the OTTI for 2011.

4.	Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company and in August 2011, the Company invested an additional $4.5 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of December 31, 2011, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during 2011.

5.	Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2011 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of December 31, 2011, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. For 2011, 2010, and 2009, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $1.3 million, a gain of $0.9 million, and a loss of $1.0 million, respectively, included in Other gain (loss), net in the consolidated statement of operations.

Cash Flow Hedges

In 2010, the Company used foreign currency exchange forward contracts to hedge exposures related to forecasted sales denominated in Euro. These contracts were designated as cash flow hedges and matched the underlying forecasted transactions in duration. The contracts were carried on

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the balance sheet at fair value, and the effective portion of the contracts’ gains and losses was recorded as Accumulated other comprehensive income until the forecasted transaction occurred. For foreign currency exchange forward contracts designated as cash flow hedges, the Company evaluated and calculated the effectiveness of each hedge quarterly, using the critical terms match method. When the forecasted transaction occurred, the Company reclassified the related gain or loss on the cash flow hedge to revenue. If it was determined that a hedged forecasted transaction was unlikely to occur, any gains or losses on the foreign currency exchange forward contracts were reclassified from other comprehensive income into earnings.

Prior to December 25, 2010, these contracts were designated as cash flow hedges and the Company ceased hedge accounting prospectively at the end of fiscal 2010 because it was no longer probable that the original forecasted transactions would occur within two months of the originally specified transaction dates. In 2010, the Company recognized a gain of $0.3 million in Other gain (loss), net, resulting from the discontinuance of hedge accounting for its cash flow hedges. During the fourth quarter of 2011, all the remaining open contracts related to these forecasted sales were terminated and settled. In 2011, the Company recognized a loss of $0.2 million in Other gain (loss), net, from the change of fair value on the related contracts.

The before-tax effect of foreign currency forward contracts that were designated as cash flow hedges was as follows (in thousands):

	Year Ended December 25, 2010
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

The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 31, 2011			As of December 25, 2010
	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$9,437	$—	$71	$21,248	$—	$74
Related to restricted cash	$1,455	$—	$11	$—	$—	$—
Related to forecasted sales denominated in Euro	$—	$—	$—	$5,117	$303	$—

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Balance Sheet Details

Restricted Cash

The Company’s restricted cash balance is primarily comprised of certificates of deposit, of which the majority are not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit. Additionally, the Company’s restricted cash balance includes a leave encashment fund for India employees.

The following table provides details of selected balance sheet items (in thousands):

	December 31, 2011	December 25, 2010
Inventory:
Raw materials	$12,081	$23,104
Work in process	37,007	14,798
Finished goods(1)	39,908	43,991

Total	$88,996	$81,893

Property, plant and equipment, net:
Computer hardware	$8,311	$7,599
Computer software	7,584	6,523
Laboratory and manufacturing equipment	101,228	85,651
Furniture and fixtures	1,107	711
Leasehold improvements	26,736	17,266
Construction in progress	25,843	12,106

Subtotal	$170,809	$129,856
Less accumulated depreciation and amortization(2)	(94,056)	(78,116)

Total	$76,753	$51,740

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,705	$1,421
Taxes payable	3,111	2,043
Royalties	1,309	1,548
Accrued rebate and customer prepay liability	4,078	3,877
Leasehold improvements accrual	1,248	3,686
Other accrued expenses	6,970	7,215

Total	$22,421	$19,790

(1)

Included in finished goods inventory at December 31, 2011 and December 25, 2010 were $8.9 million and $9.0 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)

Depreciation expense was $17.7 million, $15.4 million and $19.3 million for 2011, 2010 and 2009, respectively. In 2009, the Company recognized $3.0 million of depreciation expense caused by the shortening of the useful life of assets associated with the restructuring plan related to the closure of its Maryland-based semiconductor fabrication (the “Maryland FAB”) plan.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Restructuring and Other Related Costs

In July 2009, the Company announced a restructuring plan under which it closed its Maryland FAB and consolidated these activities into its primary fabrication plant located in Sunnyvale, California. This consolidation of activities into one location was expected to facilitate collaboration across integration platforms in support of the Company’s next-generation products. As a result, during 2009, the Company recorded $3.9 million of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. The Company completed its restructuring actions in 2010.

The types of restructuring and other related costs recorded were as follows (in thousands):

	Years Ended
	December 31, 2011		December 25, 2010		December 26, 2009
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses (credits)	$—	$—	$(144)	$55	$647	$154
Equipment and facilities-related expenses (credits)	—	(129)	(38)	—	2,359	160
Lease termination	—	—	—	104	—	411
Other	—	—	—	—	32	89

Total	$—	$(129)	$(182)	$159	$3,038	$814

Cumulative restructuring and other related costs through December 25, 2010 totaled $3.8 million. During 2011, the Company recorded a credit of $0.1 million related to change in estimates in facilities-related expenses.

The following table sets forth the activity and balance of the restructuring liability account for severance and operating lease and contract termination costs (in thousands):

Restructuring Liability
Balance at December 27, 2008	$—
Provision	1,212
Payments	(568)

Balance at December 26, 2009	$644
Provision	213
Payments	(580)
Change in estimates	(148)

Balance at December 25, 2010	$129
Change in estimates	(129)

Balance at December 31, 2011	$—

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Comprehensive Income (Loss)

Total comprehensive loss consists of other comprehensive loss and net loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in Accumulated other comprehensive loss in the consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2011	December 25, 2010	December 26, 2009
Accumulated net unrealized loss on foreign currency translation adjustment	$(1,607)	$(490)	$(565)
Accumulated unrealized non-credit related other-than-temporary impairment gain (loss) on available-for-sale investments	307	(103)	(923)
Accumulated unrealized holding loss on all other available-for-sale investments	(142)	(37)	(7)
Accumulated tax effect on items related to available-for-sale investments	(753)	(631)	(315)

Total accumulated other comprehensive loss	$(2,195)	$(1,261)	$(1,810)

The following table reconciles net loss to comprehensive loss (in thousands):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net loss	$(81,744)	$(27,932)	$(86,622)
Change in foreign currency translation gain (loss)	(1,117)	75	221
Change in unrealized non-credit related other-than-temporary impairment losses on available-for-sale investments	410	820	(923)
Change in unrealized gain (loss) on all other available-for-sale investments	(105)	(30)	2,805
Change in tax effect related to available-for-sale investments	(122)	(316)	(315)

Total comprehensive loss	$(82,678)	$(27,383)	$(84,834)

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net loss per common share—basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net loss	$(81,744)	$(27,932)	$(86,622)
Weighted average common shares outstanding	105,432	99,380	95,468

Net loss per common share - basic and diluted	$(0.78)	$(0.28)	$(0.91)

The Company incurred net losses for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, and as a result, potential common shares from options, stock awards, employee stock purchase plan shares and warrants totaling 19.5 million shares, 18.0 million shares and 23.7 million shares, respectively, were not included in the net loss per common share calculation, as their inclusion would have been anti-dilutive.

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	December 31, 2011	December 25, 2010	December 26, 2009
Stock options outstanding	9,873	7,815	14,568
Restricted stock units	5,957	6,783	5,066
Performance stock units	2,595	2,682	3,304
Employee stock purchase plan shares	943	636	677
Warrants to purchase common stock	93	124	124

Total	19,461	18,040	23,739

10.	Commitments and Contingencies

Operating Leases

The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses that range from one to ten years. In addition, some of these leases have renewal options for up to five years. The Company also has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $3.0 million and $1.1 million as of December 31, 2011 and December 25, 2010, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets. The Company incurred $1.9 million and $0.3 million of asset retirement obligation liabilities in 2011 and 2010, respectively.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses, and has accrued for rent expense incurred but not paid. Rent expense for all leases was $6.1 million, $5.1 million and $5.1 million for 2011, 2010 and 2009, respectively. Sublease rental income was zero, zero and $0.1 million for 2011, 2010 and 2009, respectively.

Future annual minimum operating lease payments at December 31, 2011 were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease payments	$5,441	$5,182	$4,676	$4,622	$4,148	$17,109	$41,178

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than our purchases. As of December 31, 2011, December 25, 2010 and December 26, 2009, these non-cancelable purchase commitments were $58.8 million, $39.4 million and $35.1 million, respectively. Other contracts are related to contractual obligations for non-recurring engineering costs. As of December 31, 2011, December 25, 2010 and December 26, 2009, these other contracts were $6.2 million, $5.4 million and $2.4 million, respectively.

Future purchase commitments at December 31, 2011 were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Purchase obligations	$58,816	$—	$—	$—	$—	$—	$58,816
Other contracts	$5,528	$650	$—	$—	$—	$—	$6,178

The contractual obligation tables above exclude tax liabilities of $1.5 million related to uncertain tax positions because the Company is unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements. The Company has agreed to indemnify Level 3 in connection with the lawsuit filed by Cheetah Omni LLC (“Cheetah”) on May 9, 2006 (see Note 12, “Legal Matters,” to the Notes to Consolidated Financial Statements). The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent the Company’s product is found to infringe the two Cheetah patents at issue (Patent Nos. 6,795,605 and 7,142,347), and the Company has assumed the defense of this matter. In addition, the Company may be obligated to indemnify the defendants in connection with the lawsuit filed by Cambrian Science Corporation (“Cambrian”) on July 7, 2011, to the extent the Company’s product is found to infringe the Cambrian patent at issue (Patent No. 6,775,312) (see Note 12, “Legal Matters,” to the Notes to Consolidated Financial Statements).

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011 and December 25, 2010, as this liability is not reasonably estimable even though liability under these agreements is not remote.

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

Activity related to product warranty was as follows (in thousands):

	December 31,	December 25,
	2011	2010
Beginning balance	$11,422	$11,140
Charges to operations	9,776	12,350
Utilization	(7,242)	(9,010)
Change in estimate(1)	(1,091)	(3,058)

Balance at the end of the period	$12,865	$11,422

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit

The Company had $2.7 million of standby letters of credit outstanding as of December 31, 2011. These consisted of $1.4 million related to a value added tax license, $0.8 million related to property leases and $0.5 million related to a customer proposal guarantee. The Company had $4.0 million of standby letters of credit outstanding as of December 25, 2010. These consisted of $1.7 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $1.0 million related to property leases.

12.	Legal Matters

Cheetah Patent Infringement Litigation

On May 9, 2006, the Company and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 (the “‘605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN platform and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by the Company is found to infringe, and the Company has assumed the defense of this matter. On July 20, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN platform does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN platform does not infringe the patents.

On January 30, 2007, Cheetah filed a third amended complaint adding additional assertions of infringement for the two patents in suit. On February 16, 2007, the Company and Level 3 filed responses to Cheetah’s third amended complaint denying all infringement claims, and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims of the patents are invalid and that the DTN platform does not infringe the patents.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 26, 2010, Cheetah’s counsel filed a motion requesting the court to lift the stay in order to litigate those claims relating to the ‘347 Patent reexamination that the U.S. PTO allowed. The court denied the motion on April 16, 2010. On April 30, 2010, Cheetah filed a motion for reconsideration of the order denying Cheetah’s motion to lift the stay. On May 17, 2010, the Company filed an opposition to Cheetah’s motion for reconsideration. On August 24, 2010, after a hearing on the matter, the court issued an order keeping the stay in place. The Company believes the suit is without merit and intends to defend the Company vigorously, but the Company is unable to predict the likelihood of an unfavorable outcome.

On March 30, 2011, Cheetah filed a motion re-urging the court to lift the stay, which the Company opposed on April 18, 2011. On May 12, 2011, the court issued an order denying Cheetah’s re-urged motion to lift the stay. On May 24, 2011, Cheetah requested reconsideration of the court’s order, and the Company filed its opposition on June 16, 2011. Cheetah filed a reply to the Company’s opposition on June 23, 2011. Although the Company believes Cheetah’s reurged motion should be denied, the Company cannot predict whether the court will grant it. In connection with the reexamination of the ‘605 Patent and the ‘347 Patent, the Company presented an oral argument before the Board of Patent Appeals and Interferences (“BPAI”) on September 21, 2011. The Company is awaiting a decision from the BPAI.

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has not made provisions for this lawsuit in our financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the re-examination of the underlying patents at issue by the U.S. PTO, the status of the plaintiff as a non-operating entity, and the lack of any specific amount (or range of amounts) for the alleged damages sought in the complaint.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cambrian Science Patent Infringement Litigation

On July 12, 2011, the Company was notified by Level 3 that Cambrian filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “‘312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ‘312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Company’s DTN platform. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which the Company denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. The Company filed its answer to the second amended complaint on October 21, 2011, in which the Company maintained the same denials and defenses as in its initial answer. On December 23, 2011, the Company filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to the Company’s motion on December 30, 2011. Although the Company believes the court should stay the case with regard to the Defendants, the Company cannot predict whether the court will grant its motion.

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

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 31, 2011, the Company has not accrued or recorded any such material liabilities.

13.	Stockholders’ Equity

2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock for issuance. As of December 31, 2011, options to purchase 2.1 million shares of the Company’s common stock were outstanding under the 2000 Plan. The Company’s board of directors decided not to grant any additional options or other awards under the 2000 Plan following the Company’s IPO in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the plan.

In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. As of December 31, 2011, the Company reserved a total of 32.9 million shares of common stock for issuance of options, RSUs and PSUs to employees, non-employees and members of the Company’s board of directors, pursuant to the 2007 Plan. The 2007 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company’s board of directors.

Additionally, in February 2007, the Company’s board of directors adopted, and in May 2007, its stockholders approved the Company’s ESPP. The ESPP has a 20-year term, and as of December 31, 2011, the Company had authorized the issuance of approximately 5.7 million shares of common stock.

Stock Option Exchange Program

On June 11, 2009, the Company’s stockholders approved a one-time stock option exchange program (the “Option Exchange Program”), and on January 25, 2010, the Company launched the Option Exchange Program pursuant to which eligible employees were able to exchange certain outstanding stock options under our 2007 Plan with an exercise price greater than or equal to $8.16 per share and a grant date on or before January 25, 2009, for a lesser amount of new RSUs or, for new stock options for senior executives. The Option Exchange Program was approved by our stockholders in June 2009 and was available for employees of the Company residing in the U.S., India and U.K. who held eligible shares. The Option Exchange Program expired on February 22, 2010, and there were 4,926,790 shares tendered for exchange. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, the Company granted (i) new options with an exercise price of $7.61 per share to purchase an aggregate of 1,564,727 shares of Infinera common stock and (ii) RSUs representing 814,017 shares of Infinera common stock. The Option Exchange Program was an expense neutral exchange and it did not result in any significant incremental stock-based compensation expense.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As December 31, 2011, there were a total of 10.5 million shares available for grant under the Company’s 2007 Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2008	11,366	$8.13	$34,125
Options granted	4,697	$7.60
Options exercised	(954)	$2.31	$5,514
Options canceled	(541)	$10.59

Outstanding at December 26, 2009	14,568	$8.25	$35,462
Options granted	836	$8.19
Options granted in connection with the stock option exchange program	1,565	$7.61
Options exercised	(3,094)	$3.85	$17,538
Options canceled in connection with the stock option exchange program	(4,927)	$13.53
Options canceled	(1,133)	$8.28

Outstanding at December 25, 2010	7,815	$6.52	$30,923
Options granted	2,571	$8.17
Options exercised	(378)	$3.81	$1,691
Options canceled	(135)	$8.63

Outstanding at December 31, 2011	9,873	$7.03	$7,924

Vested and expected to vest at December 31, 2011	9,789		$7,924
Exercisable at December 31, 2011	6,263	$6.36	$7,924

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2008	2,298	$13.71	$19,646
RSUs granted	3,584	$7.45
RSUs released	(466)	$14.15	$3,933
RSUs canceled	(350)	$10.83

Outstanding at December 26, 2009	5,066	$9.44	$45,287
RSUs granted	2,828	$8.92
RSUs granted in connection with the stock option exchange program	814	$7.61
RSUs released	(1,322)	$9.59	$12,681
RSUs canceled	(603)	$9.10

Outstanding at December 25, 2010	6,783	$9.03	$69,927
RSUs granted	2,490	$8.18
RSUs released	(2,937)	$8.84	$25,968
RSUs canceled	(379)	$8.91

Outstanding at December 31, 2011	5,957	$8.77	$37,407

Expected to vest at December 31, 2011	5,732		$35,997

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2009	3,304	$10.51	$29,541
PSUs granted	—	$—
PSUs released	—	$—
PSUs canceled	(622)	$10.51

Outstanding at December 25, 2010	2,682	$10.51	$27,660
PSUs granted	—	$—
PSUs released	—	$—
PSUs canceled	(87)	$10.43

Outstanding at December 31, 2011	2,595	$10.51	$16,304

Expected to vest	2,566		$16,112

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $6.28 at December 30, 2011 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 31, 2011, which is expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$12,624	1.7
RSUs	$33,876	1.9
PSUs	$3,737	1.0

The following table summarizes information about options outstanding at December 31, 2011.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.76 - $1.84	531	2.97	$1.35	531	$1.35
$2.00 - $4.04	1,380	4.37	$2.43	1,380	$2.43
$6.30 - $7.55	2,410	7.86	$7.10	1,870	$7.14
$7.61	936	5.88	$7.61	464	$7.61
$7.68 - $13.00	4,529	7.67	$8.78	1,935	$9.13
$13.16 - $23.86	87	5.30	$14.66	83	$14.64

	9,873	6.81	$7.03	6,263	$6.36

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Options

During 2011, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 2.6 million shares of common stock at a weighted-average price of $8.17 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. Options granted during this period have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. Total fair value of stock options granted to employees and directors that vested during 2011 and 2010 was approximately $9.0 million and $11.6 million, respectively, based on the grant date fair value.

Included in the 2.6 million shares of stock options granted during 2011, the Company granted 0.9 million shares of performance-based stock options to certain executive officers of the Company during 2011. The options had an exercise price of $8.58 per share, equal to the closing price of the Company’s common stock on the date of grant. The options will vest upon the achievement of the pre-determined performance goals within the established timeframes. If the performance goals are not met within the established timeframes, the total number of shares subject to vesting upon achievement of such performance goals will be canceled immediately and any recognized compensation cost will be reversed. The grant date fair value per share of the options has been calculated using the Black-Scholes option pricing model.

Excluding options granted in connection with the Company’s one-time stock option exchange program, which occurred in fiscal 2010, the ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Volatility	58% - 62%	56% - 61%	60% - 73%
Risk-free interest rate	1.7% - 2.6%	1.4% - 2.9%	1.6% - 3.1%
Expected life	4.6 - 5.5 years	4.8 - 5.4 years	3.8 - 6.1 years
Estimated fair value	$3.47 - $4.63	$3.32 - $5.72	$3.86 - $5.87
Total stock-based compensation expense (in thousands)	$12,590	$14,904	$17,873

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Volatility	51% - 66%	45% - 55%	63% - 95%
Risk-free interest rate	0.12% - 0.20%	0.20% - 0.23%	0.36% - 0.54%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.09 - $2.70	$2.13 - $2.58	$2.32 - $2.83

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Stock-based compensation expense	$3,561	$2,802	$3,157
Employee contributions	$8,459	$7,562	$7,201
Shares purchased	1,309	1,207	1,239

As of December 31, 2011, there were approximately 1.1 million shares reserved for grant under the ESPP.

Restricted Stock Units

During 2011 and 2010, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 2.5 million and 3.6 million shares of the Company’s common stock, respectively, at no cost. Included in the RSUs granted in 2010 are 0.8 million shares granted in connection with the Option Exchange Program. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of RSU stock-based compensation in 2011, 2010 and 2009 was approximately $25.5 million, $23.8 million and $10.8 million, respectively.

Performance Stock Units

During 2009, the Company granted 3.3 million shares of PSUs, primarily to members of the Company’s board of directors and executive officers, with the shares cliff vesting at the end of a three-year or four-year period. The number of shares to be issued upon vesting of these PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ over a three-year or four-year period. Amortization of stock-based compensation related to PSUs in 2011, 2010 and 2009 was approximately $9.2 million and $7.6 million and $6.7 million, respectively.

The grant date fair value of PSUs was estimated using a Monte Carlo simulation model with the following assumptions:

Year Ended
December 26, 2009
Performance Stock Unit Grants
Infinera volatility	70% - 75%
NASDAQ volatility	28% - 35%
Risk-free interest rate	1.25% - 1.71%
Correlation between Infinera and NASDAQ	0.60 - 0.62
Estimated fair value	$9.65 - $12.46

Common Stock Warrants

During 2009, warrants to purchase 0.1 million shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.3 million. During 2011, warrants to purchase 31,250 shares of common stock expired. As of December 31, 2011, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Stock-based compensation effects in inventory	$3,479	$2,497	$2,879
Stock-based compensation effects in deferred inventory cost	$179	$287	$201
Stock-based compensation effects in fixed assets	$36	$—	$—
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,923	$2,598	$1,861
Research and development	14,990	14,301	10,302
Sales and marketing	8,818	7,896	6,505
General and administrative	18,502	19,903	15,061

	45,233	44,698	33,729
Cost of revenue—amortization from balance sheet(1)	4,924	5,637	3,646

Total stock-based compensation expense	$50,157	$50,335	$37,375

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

Shares Reserved for Future Issuances

Common stock reserved for future issuance was as follows (in thousands):

December 31, 2011
Outstanding stock options and awards	18,426
Reserved for future option and award grants	10,510
Reserved for future ESPP	1,115

Total common stock reserved for stock options and awards	30,051
Warrants to purchase common stock	93

Total common stock reserved for future issuances	30,144

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes

The following is a geographic breakdown of the provision for (benefit from) income taxes (in thousands):

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Current:
Federal	$(107)	$(264)	$(1,131)
State	213	(17)	(1,145)
Foreign	1,841	790	520

Total current	$1,947	$509	$(1,756)
Deferred:
Federal	$—	$(200)	$(76)
State	—	—	(39)
Foreign	(256)	8	—

Total deferred	$(256)	$(192)	$(115)

Total provision (benefit)	$1,691	$317	$(1,871)

Income before provision for income taxes from international operations was $5.3 million, $3.5 million and $2.4 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Expected tax benefit at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.1%	0.1%	0.1%
Research credits	(2.9)%	(9.4)%	(3.6)%
Stock-based compensation	4.1%	7.5%	4.9%
Release in prior year taxes following IRS ruling	—	—	(2.4)%
Change in valuation allowance	36.1%	40.6%	34.6%
Other	(0.3)%	(2.7)%	(0.7)%

Effective tax rate	2.1%	1.1%	(2.1)%

During 2009, the Company recognized a tax benefit of approximately $2.1 million for a reversal of the 2008 federal and state tax provision, following a favorable ruling by the Internal Revenue Service in the third quarter of 2009. Exclusive of this one-time benefit in 2009, we recognized income tax expense of approximately $1.7 million in 2011 and $0.3 million in each of fiscal years 2010 and 2009, on pre-tax book losses of $80.1 million, $27.6 million and $88.5 million, respectively. Exclusive of the one-time benefit mentioned above, the resulting effective tax rates of 2.1%, 1.1% and 0.4% for 2011, 2010 and 2009, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings, offset by the benefit related to refundable research and development tax credits in 2009. The significant increase in the 2011 tax expense relates primarily to the expiration of the India tax holiday as well as the re-measurement of India transfer pricing FIN 48 reserves following a recent Competent Authority Ruling with similar fact patterns. The Company’s India subsidiary operated under a tax holiday which expired on March 31, 2011 and the net impact of this tax holiday in prior years was to decrease the Company’s net loss by approximately $0.5 million and $0.4 million in 2010 and 2009, respectively, resulting in no per share effect in each year.

During 2011, 2010 and 2009, income tax benefits of $0.1 million, $0.3 million and $0.3 million for each year were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 31, 2011	December 25, 2010
Deferred tax assets:
Net operating losses	$92,951	$88,419
Research credits	26,326	20,628
Nondeductible accruals	29,836	23,058
Property, plant and equipment	2,007	3,118
Intangible assets	9,453	13,541
Stock-based compensation	27,949	23,203

Total deferred tax assets	$188,522	$171,967
Valuation allowance	(188,351)	(155,847)

Net deferred tax assets	$171	$16,120

Deferred tax liabilities:
Deferred revenue tax accounting method change	$—	$(16,120)
Depreciation	—	(86)

Total deferred tax liabilities	$—	$(16,206)

Net deferred tax liabilities	$171	$(86)

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 31, 2011 and December 25, 2010. The valuation allowance for deferred tax assets as of

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011 and December 25, 2010 was $188.4 million and $155.8 million, respectively. The net change in the valuation allowance was an increase of $32.5 million and $13.4 million for the years ended December 31, 2011 and December 25, 2010, respectively.

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $266.9 million for federal tax purposes and $239.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2013 for state tax purposes. Additionally, the Company has federal and California research and development credits available to reduce future income tax expense of approximately $22.9 million and $19.1 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

The Company maintains net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 31, 2011, the Company had unbenefited stock option deductions for federal and California tax purposes of $35.9 million and $33.2 million, respectively. When utilized, the estimated tax benefits of approximately $14.3 million will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 31, 2011, the Company has determined that ownership changes have occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2011, the undistributed earnings approximated $13.1 million. The future tax consequence of the remittance of these earnings is negligible because of the significant net operating loss carryforwards for U.S. and state purposes and full valuation allowance provided against such carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 31, 2011	December 25, 2010	December 26, 2009
Beginning balance	$8,970	$8,295	$6,350
Tax position related to current year:
Additions	2,759	1,055	1,881
Tax positions related to prior years
Additions	1,810	55	171
Reductions	(210)	(402)	(107)
Lapses of statute of limitations	(263)	(33)	—

Ending balance	$13,066	$8,970	$8,295

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the cumulative unrecognized tax benefit was $13.1 million, of which $11.6 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 31, 2011, approximately $1.5 million, if recognized, would impact the Company’s effective tax rate.

As of December 31, 2011, December 25, 2010 and December 26, 2009, the Company had $0.2 million, $0.2 million and $0.1 million of accrued interest or penalties related to unrecognized tax benefits, respectively, of which $0.1 million, $0.1 million and an insignificant amount, respectively, was included in the Company’s provision for income taxes for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2001 and forward.

The Company has received assessments of tax resulting from a transfer pricing examinations in India for fiscal years ending March 31, 2005 through March 31, 2008. The Company is appealing the assessment and does not expect a significant adjustment to unrecognized tax benefits as a result of this inquiry. Fiscal years subsequent to March 2008 remain open to examination in India.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2011.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Americas:
United States	$283,443	$342,461	$212,923
Other Americas	11,543	16,162	9,837

	$294,986	$358,623	$222,760
Europe, Middle East and Africa	93,428	84,786	77,928
Asia Pacific	16,463	10,943	8,413

Total revenue	$404,877	$454,352	$309,101

Property, plant and equipment, net

	December 31, 2011	December 25, 2010
United States	$74,340	$49,186
Other Americas	230	49
Asia Pacific	2,183	2,505

Total property, plant and equipment, net	$76,753	$51,740

16.	Employee Benefit Plan

In July 2001, the Company’s board of directors approved the adoption of a savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were insignificant for 2011, 2010 and 2009.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Financial Information by Quarter (Unaudited)

The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2011. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report and you should read the following table in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended (Unaudited)
	2011				2010
	Dec. 31	Sep. 24	Jun. 25	Mar. 26	Dec. 25	Sep. 25	Jun. 26	Mar. 27
			(In thousands, except per share data)
Revenue:
Product	$93,025	$89,554	$84,361	$82,528	$102,255	$115,121	$98,035	$86,167
Ratable product and related support and services	593	847	814	922	1,417	1,460	1,664	1,614
Services	18,391	13,621	10,781	9,440	13,461	13,480	11,699	7,979

Total revenue	112,009	104,022	95,956	92,890	117,133	130,061	111,398	95,760
Cost of revenue:
Cost of product	61,103	57,449	54,540	46,618	53,523	58,552	57,668	55,440
Cost of ratable product and related support and services	250	167	294	385	659	874	929	755
Cost of services	5,972	5,757	3,708	3,143	5,659	6,223	5,520	2,542
Restructuring and other credit related to cost of revenue	—	—	—	—	—	(60)	(29)	(93)

Total cost of revenue	67,325	63,373	58,542	50,146	59,841	65,589	64,088	58,644

Gross profit	44,684	40,649	37,414	42,744	57,292	64,472	47,310	37,116
Operating expenses	63,544	62,351	61,491	58,753	60,067	60,342	57,051	57,418

Income (loss) from operations	(18,860)	(21,702)	(24,077)	(16,009)	(2,775)	4,130	(9,741)	(20,302)
Other income (expense), net	56	393	245	(99)	332	455	117	169

Income (loss) before income taxes	(18,804)	(21,309)	(23,832)	(16,108)	(2,443)	4,585	(9,624)	(20,133)
Provision for (benefit from) income taxes	546	497	362	286	297	225	(63)	(142)

Net income (loss)	$(19,350)	$(21,806)	$(24,194)	$(16,394)	$(2,740)	$4,360	$(9,561)	$(19,991)

Net income (loss) per common share
Basic	$(0.18)	$(0.21)	$(0.23)	$(0.16)	$(0.03)	$0.04	$(0.10)	$(0.21)

Diluted	$(0.18)	$(0.21)	$(0.23)	$(0.16)	$(0.03)	$0.04	$(0.10)	$(0.21)

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2011 was a 53-week year that ended on December 31, 2011. The quarters ended March 26, June 25, and September 24, 2011 were 13-week quarters and the quarter ended December 31, 2011 was a 14-week quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2011 covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial report as a result of the review. There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on the framework established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of the Company’s fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

The information required by this item with respect to our directors and executive officers is incorporated by reference to the information set forth in our proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Infinera’s fiscal year ended December 31, 2011. For information pertaining to our executive offers and directors, refer to the “Executive Officers and Directors” section of Part 1, Item 1 of this Annual Report on Form 10-K.

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

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$155,847	$142,420	$109,637
Additions	32,504	13,427	32,783
Reductions	—	—	—

Ending balance	$188,351	$155,847	$142,420

Allowance for doubtful accounts
Beginning balance	$—	$—	$1,700
Additions	—	—	—
Reductions	—	—	(1,700)

Ending balance	$—	$—	$—

Provision for other receivables
Beginning balance	$—	$—	$—
Additions	563	—	—
Reductions	—	—	—

Ending balance	$563	$—	$—

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock certificate of the Registrant. (3)

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (4)

10.2*	2000 Stock Plan, as amended, and forms of stock option agreements thereunder. (4)

10.3*	2007 Equity Incentive Plan. (4)

10.4*	2007 Employee Stock Purchase Plan. (4)

10.5*	Bonus Plan. (5)

10.6*	Form of CEO Amended and Restated Change of Control Severance Agreement. (6)

10.7*	Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement. (6)

10.8*	Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan of Registrant. (7)

10.9*	Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan of Registrant. (7)

10.10*	Form of Stock Option Agreement under the 2007 Equity Incentive Plan of Registrant. (8)

10.11*	Form of Stock Option Agreement for International Based Employees under the 2007 Equity Incentive Plan of Registrant. (8)

10.12*	Form of Annual Performance Share Agreement for the Board of Directors under the 2007 Equity Incentive Plan of Registrant. (9)

14.1	Code of Ethics. (10)

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
***	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 17, 2009.
(3)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
(4)	Incorporated by reference to exhibit filed with Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 13, 2010.
(7)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 2, 2010.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 5, 2010.
(9)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 7, 2009.
(10)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2012

Infinera Corporation Registrant

By:	/S/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS J. FALLON	/S/ KAMBIZ Y. HOOSHMAND
Thomas J. Fallon Director, President, Chief Executive Officer and Principal Executive Officer March 6, 2012	Kambiz Y. Hooshmand Chairman of the Board March 6, 2012

/s/ ITA M. BRENNAN	/s/ KENNETH A. GOLDMAN
Ita M. Brennan Chief Financial Officer, Principal Financial and Accounting Officer March 6, 2012	Kenneth A. Goldman Director March 6, 2012

/s/ DAVID F. WELCH, PH.D.	/s/ DAN MAYDAN, PH.D.
David F. Welch, Ph.D. Co-founder, Executive Vice President, Chief Strategy Officer and Director March 6, 2012	Dan Maydan, Ph.D. Director March 6, 2012

/s/ PHILIP J. KOEN	/s/ PAUL J. MILBURY
Philip J. Koen Director March 6, 2012	Paul J. Milbury Director March 6, 2012

/s/ CARL REDFIELD	/s/ MARK A. WEGLEITNER
Carl Redfield Director March 6, 2012	Mark A. Wegleitner Director March 6, 2012