Form 10-Q
period 2012-03-31
INFINERA CORP
filed 2012-05-07
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, 109,718,588 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$96,709	$94,458
Short-term investments	107,169	101,296
Accounts receivable	65,444	80,616
Other receivables	594	1,346
Inventory	101,612	88,996
Deferred inventory costs	5,407	5,987
Prepaid expenses and other current assets	9,469	10,532

Total current assets	386,404	383,231

Property, plant and equipment, net	82,056	76,753
Deferred inventory costs, non-current	397	1,020
Long-term investments	32,672	54,315
Cost-method investment	9,000	9,000
Long-term restricted cash	3,254	3,047
Deferred tax asset	822	822
Other non-current assets	2,467	3,516

Total assets	$517,072	$531,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,198	$48,838
Accrued expenses	19,106	22,421
Accrued compensation and related benefits	20,067	18,966
Accrued warranty	5,666	5,692
Deferred revenue	23,418	22,781
Deferred tax liability	767	767

Total current liabilities	108,222	119,465

Accrued warranty, non-current	7,320	7,173
Deferred revenue, non-current	3,397	3,410
Other long-term liabilities	14,265	13,853

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares – 500,000 as of March 31, 2012 and December 31, 2011 Issued and outstanding shares – 109,508 as of March 31, 2012 and 106,976 as of December 31, 2011	110	107
Additional paid-in capital	893,131	876,927
Accumulated other comprehensive loss	(1,725)	(2,195)
Accumulated deficit	(507,648)	(487,036)

Total stockholders’ equity	383,868	387,803

Total liabilities and stockholders’ equity	$517,072	$531,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenue:
Product	$92,391	$82,528
Ratable product and related support and services	531	922
Services	11,779	9,440

Total revenue	104,701	92,890

Cost of revenue:
Cost of product	59,324	46,618
Cost of ratable product and related support and services	191	385
Cost of services	4,759	3,143

Total cost of revenue	64,274	50,146

Gross profit	40,427	42,744

Operating expenses:
Research and development	30,985	31,309
Sales and marketing	18,242	13,935
General and administrative	11,084	13,509

Total operating expenses	60,311	58,753

Loss from operations	(19,884)	(16,009)

Other income (expense), net:
Interest income	275	312
Other gain (loss), net	(424)	(411)

Total other income (expense), net	(149)	(99)

Loss before income taxes	(20,033)	(16,108)
Provision for income taxes	579	286

Net loss	$(20,612)	$(16,394)

Net loss per common share
Basic	$(0.19)	$(0.16)

Diluted	$(0.19)	$(0.16)

Weighted average shares used in computing net loss per common share
Basic	108,666	103,426

Diluted	108,666	103,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Net loss	$(20,612)	$(16,394)
Other comprehensive loss:
Unrealized non-credit related other-than-temporary impairment gain on available-for-sale investments	12	238
Unrealized gain (loss) on all other available-for-sale investments	136	(42)
Foreign currency translation adjustment	382	182
Tax related to available-for-sale investment	(60)	(79)

Net change in accumulated other comprehensive loss	470	299

Comprehensive loss	$(20,142)	$(16,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Cash Flows from Operating Activities:
Net loss	$(20,612)	$(16,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,528	4,215
Amortization of premium on investments	618	987
Stock-based compensation expense	9,437	12,365
Non-cash tax benefit	(59)	(78)
Other gain	(22)	(123)
Changes in assets and liabilities:
Accounts receivable	15,172	15,008
Other receivables	422	3,889
Inventory	(12,050)	3,986
Prepaid expenses and other assets	2,173	1,125
Deferred inventory costs	1,167	(278)
Accounts payable	(7,266)	(8,750)
Accrued liabilities and other expenses	(1,010)	(15,528)
Deferred revenue	624	(16)
Accrued warranty	121	(1,262)

Net cash used in operating activities	(5,757)	(854)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(21,907)	(107,049)
Proceeds from sale of available-for-sale investments	5,194	3,035
Proceeds from maturities and calls of investments	32,034	109,416
Proceeds from disposal of assets	0	104
Purchase of property and equipment	(13,649)	(10,602)
Advance to secure manufacturing capacity	0	(1,500)
Reimbursement of manufacturing capacity advance	50	75
Change in restricted cash	(193)	68

Net cash provided by (used in) investing activities	1,529	(6,453)

Proceeds from issuance of common stock	7,005	4,909
Repurchase of common stock	(832)	0
Payments for purchase of assets under financing arrangement	0	(87)

Net cash provided by financing activities	6,173	4,822
Effect of exchange rate changes on cash	306	188
Net change in cash and cash equivalents	2,251	(2,297)
Cash and cash equivalents at beginning of period	94,458	113,649

Cash and cash equivalents at end of period	$96,709	$111,352

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$329	$442
Supplemental schedule of non-cash financing activities:
Non-cash settlement for manufacturing capacity advance	$275	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Infinera Corporation (“Infinera” or the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The Company’s actual results may differ materially from these estimates. The accounting estimates that require most significant, difficult, and subjective judgment include revenue recognition, stock-based compensation, inventory valuation, allowances for sales returns, allowances for doubtful accounts, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes.

The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

There have been no material changes in the Company’s significant accounting policies for the three months ended March 31, 2012 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)–Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the amended disclosure requirements beginning in its fiscal quarter ended March 31, 2012. The adoption of the amended disclosure requirements did not have an impact on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)–Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted the guidance for ASU 2011-05 and ASU 2011-12 beginning in its fiscal quarter ended March 31, 2012. The adoption of the guidance resulted in a change in the format of certain presentation but did not have an impact on the Company’s financial position, results of operations or cash flow.

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

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of March 31, 2012, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of March 31, 2012, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 240 bps to 330 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of March 31, 2012, the Company held $5.0 million (par value) of AAA rated securities and $3.1 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 200 bps for A3 rated securities and 260 bps for AAA rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 9.5 years for A3 rated securities and 10.0 years for AAA securities.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2012				As of December 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,757	$—	$—	$44,757	$53,208	$—	$—	$53,208
Certificates of deposit	—	12,684	—	12,684	—	16,778	—	16,778
Commercial paper	—	6,396	—	6,396	—	5,888	—	5,888
Corporate bonds	—	72,646	—	72,646	—	87,694	—	87,694
U.S. agency notes	—	10,000	—	10,000	—	9,999	—	9,999
U.S. treasuries	30,560	—	—	30,560	27,577	—	—	27,577
ARS	—	—	7,555	7,555	—	—	7,675	7,675

Total assets	$75,317	$101,726	$7,555	$184,598	$80,785	$120,359	$7,675	$208,819

Liabilities
Foreign currency exchange forward contracts	$—	$63	$—	$63	$—	$82	$—	$82

Total liabilities	$—	$63	$—	$63	$—	$82	$—	$82

During the three months ended March 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2 financial assets and there were no transfers into or out of Level 3 financial assets.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Three Months Ended
	December 31, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		March 31, 2012
ARS – available-for-sale	$7,675	$16	(1)	$(136	)(2)	$7,555

	Three Months Ended
	December 25, 2010	Total Net Gains Included in Other Comprehensive Loss		Calls		March 26, 2011
ARS – available-for-sale	$7,790	$235	(1)	$(128	)(2)	$7,897

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three months ended March 31, 2012 and March 26, 2011 were not significant.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments at fair value were as follows (in thousands):

	March 31, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$44,757		$—	$—	$44,757
Certificates of deposit	12,689		1	(6)	12,684
Commercial paper	6,398		—	(2)	6,396
Corporate bonds	72,637		53	(44)	72,646
U.S. agency notes	9,999		1	—	10,000
U.S. treasuries	30,569		2	(11)	30,560
ARS	7,236	(1)	319	—	7,555	(2)

Total available-for-sale investments	$184,285		$376	$(63)	$184,598

	December 31, 2011
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,208	$—	$—	$53,208
Certificates of deposit	16,797	—	(19)	16,778
Commercial paper	5,898	—	(10)	5,888
Corporate bonds	87,808	7	(121)	87,694
U.S. agency notes	9,998	2	(1)	9,999
U.S. treasuries	27,577	5	(5)	27,577
ARS	7,368	307	—	7,675	(2)

Total available-for-sale investments	$208,654	$321	$(156)	$208,819

(1)	Amount represents the par value less $0.9 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of March 31, 2012, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of no more than 18 months, and ARS have contractual maturity terms of up to 34 years. Proceeds from sales, maturities and calls of available-for-sale investments were $37.2 million and $112.5 million in the three months ended March 31, 2012 and March 26, 2011, respectively. Gross realized gains (losses) on short-term and long-term investments were not significant for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments

As of March 31, 2012, the Company held $8.1 million (par value) of available-for-sale ARS with two issuers, $5.0 million of which was AAA rated and $3.1 million of which was A3 rated. During the second quarter of 2009, the Company determined that it did not intend to sell these securities and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which was recognized as Other gain (loss), net in the Company’s consolidated statements of operations, and an amount related to all other factors, which was recorded in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These ARS had an insignificant net increase in fair value for the three months ended March 31, 2012. This change was recognized in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during the three months ended March 31, 2012. During the three months ended March 31, 2012, $0.2 million of these ARS were called at par value.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$7,368	$(884)	$1,619	$(1,312)	$307
Unrealized gain	—	—	16	—	16
Call on investments	(132)	19	(23)	19	(4)

Balance at March 31, 2012	$7,236	$(865)	$1,612	$(1,293)	$319

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an insignificant amount in the credit loss related portion of the OTTI for the first quarter of 2012.

4. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company and in August 2011, the Company invested an additional $4.5 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of March 31, 2012, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three months ended March 31, 2012.

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the three months ended March 31, 2012 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of March 31, 2012, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. For the three months ended March 31, 2012 and March 26, 2011, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $0.8 million and a loss of $1.5 million, respectively, included in Other gain (loss), net in the condensed consolidated statements of operations.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$13,852	$57	$9,437	$71
Related to restricted cash	$1,508	$6	$1,455	$11

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	March 31, 2012	December 31, 2011
Inventory
Raw materials	$15,325	$12,081
Work in process	41,552	37,007
Finished goods(1)	44,735	39,908

Total inventory	$101,612	$88,996

Property, plant and equipment, net:
Computer hardware	$8,657	$8,311
Computer software	7,886	7,584
Laboratory and manufacturing equipment	104,635	101,228
Furniture and fixtures	1,108	1,107
Leasehold improvements	32,492	26,736
Construction in progress	26,844	25,843

Subtotal	$181,622	$170,809
Less accumulated depreciation and amortization	(99,566)	(94,056)

Total property, plant and equipment, net	$82,056	$76,753

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$4,065	$5,705
Taxes payable	2,633	3,111
Royalties	811	1,309
Accrued rebate and customer prepay liability	3,573	4,078
Other accrued expenses	8,024	8,218

Total accrued expenses	$19,106	$22,421

(1)

Included in finished goods inventory at March 31, 2012 and December 31, 2011 were $4.9 million and $8.9 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had $2.9 million of standby letters of credit outstanding as of March 31, 2012. These consisted of $1.5 million related to a value added tax license, $0.8 million related to property leases and $0.6 million related to a customer proposal guarantee. The Company had $2.7 million of standby letters of credit outstanding as of December 31, 2011. These consisted of $1.4 million related to a value added tax license, $0.8 million related to property leases and $0.5 million related to a customer proposal guarantee.

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

The components of Accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2012	December 31, 2011
Accumulated net unrealized loss on foreign currency translation adjustment	$(1,225)	$(1,607)
Accumulated unrealized non-credit related other-than-temporary impairment loss on available-for-sale investments	319	307
Accumulated unrealized holding loss on all other available-for-sale investments	(6)	(142)
Accumulated tax effect on items related to available-for-sale investments	(813)	(753)

Total accumulated other comprehensive loss	$(1,725)	$(2,195)

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

The following table sets forth the computation of net loss per common share–basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	March 26, 2011
Net loss	$(20,612)	$(16,394)
Weighted average common shares outstanding	108,666	103,426

Net loss per common share - basic and diluted	$(0.19)	$(0.16)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	March 31, 2012	March 26, 2011
Stock options	9,485	9,777
RSUs	6,061	7,999
PSUs	1,317	2,682
ESPP	694	632
Warrants to purchase common stock	93	124

Total	17,650	21,214

9. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As of March 31, 2012, there were a total of 15.7 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,873	$7.03	$7,924
Options granted	127	$7.18
Options exercised	(320)	$6.41	$539
Options canceled	(195)	$8.49

Outstanding at March 31, 2012	9,485	$7.02	$14,015

Vested and expected to vest at March 31, 2012	9,409		$13,994
Exercisable at March 31, 2012	6,258	$6.44	$13,087

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,957	$8.77	$37,407
RSUs granted	993	$7.72
RSUs released	(776)	$8.69	$6,741
RSUs canceled	(113)	$8.17

Outstanding at March 31, 2012	6,061	$8.62	$49,209

Expected to release at March 31, 2012	5,839		$47,414

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,595	$10.51	$16,304
PSUs granted	283	$7.96
PSUs released	(740)	$9.79	$7,250
PSUs canceled	(821)	$9.97

Outstanding at March 31, 2012	1,317	$10.71	$10,696

Expected to vest at March 31, 2012	1,302		$10,574

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $8.12 at March 30, 2012 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 31, 2012. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$10,053	1.7
RSUs	$34,659	2.0
PSUs	$4,623	1.4

Employee Stock Options

In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. During the three months ended March 31, 2012, the Company granted options to employees to purchase an aggregate of 0.1 million shares of common stock at a weighted-average exercise price of $7.18 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 5.9 years as of March 31, 2012. Total fair value of stock options granted to employees and members of the board of directors that vested during the three months ended March 31, 2012 was approximately $1.5 million based on the grant date fair value.

The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

Three Months Ended
Employee and Director Stock Options	March 31, 2012	March 26, 2011
Volatility	65% - 68%	58% - 60%
Risk-free interest rate	0.7% - 1.0%	2.1% - 2.6%
Expected life	4.0 - 5.3 years	4.9 - 5.5 years
Estimated fair value	$3.75 - $3.76	$4.17 - $4.63
Stock-based compensation expense (in thousands)	$2,401	$3,192

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
Employee Stock Purchase Plan	March 31, 2012	March 26, 2011
Volatility	57%	66%
Risk-free interest rate	0.16%	0.2%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.63	$2.70
Stock-based compensation expense (in thousands)	$896	$930

Restricted Stock Units

During the three months ended March 31, 2012, the Company granted RSUs to employees to receive an aggregate of 1.0 million shares of the Company’s common stock, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 31, 2012 and March 26, 2011 was approximately $6.3 million and $6.1 million, respectively.

Performance Stock Units

During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During the three months ended March 31, 2012, the Company released 0.7 million of PSUs based on a payout of 0.5 of the target number of PSUs. As of March 31, 2012, 1.0 million of the PSUs granted in 2009 remained outstanding and are scheduled to vest on January 1, 2013, subject to the performance criteria set forth above.

Pursuant to the Company’s 2007 Equity Incentive Plan, during the three months ended March 31, 2012, the Company granted 0.3 million shares of PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific financial performance metrics and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.

Amortization of stock-based compensation related to PSUs in the three months ended March 31, 2012 and March 26, 2011 was approximately $0.5 million and $2.4 million, respectively.

Common Stock Warrants

As of March 31, 2012, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 31, 2012	December 31, 2011
Stock-based compensation effects in inventory	$4,045	$3,479
Stock-based compensation effects in deferred inventory cost	$144	$179
Stock-based compensation effects in fixed assets	$70	$36

	Three Months Ended
	March 31, 2012	March 26, 2011
Stock-based compensation effects in net loss
before income taxes
Cost of revenue	$606	$731
Research and development	3,320	3,826
Sales and marketing	2,219	2,060
General and administration	2,223	4,783

	8,368	11,400
Cost of revenue – amortization from balance sheet(1)	1,069	965

Total stock-based compensation expense	$9,437	$12,365

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

10. Income Taxes

Provision for income taxes for the three months ended March 31, 2012 was $0.6 million, or negative 2.9% on a pre-tax loss of $20.0 million, compared to a tax provision of $0.3 million, or negative 1.8%, on a pre-tax loss of $16.1 million for the three months ended March 26, 2011. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2012 relates to higher foreign income and associated taxes, the expiration of the Indian tax holiday on March 31, 2011, and the release of $0.2 million of tax reserves in 2011 due to statute of limitations lapses.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 31, 2012 and December 31, 2011. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended
	March 31, 2012	March 26, 2011
Americas:
United States	$70,898	$68,826
Other Americas	3,992	663

	$74,890	$69,489
Europe, Middle East and Africa	26,151	20,272
Asia Pacific	3,660	3,129

Total revenue	$104,701	$92,890

Property, plant and equipment, net

	March 31, 2012	December 31, 2011
United States	$79,688	$74,340
Other Americas	226	230
Asia Pacific	2,142	2,183

Total property, plant and equipment, net	$82,056	$76,753

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Beginning balance	$12,865	$11,422
Charges to operations	2,721	1,470
Utilization	(1,973)	(1,763)
Change in estimate(1)	(627)	(969)

Balance at the end of the period	$12,986	$10,160

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

13. Litigation and Contingencies

Legal Matters

From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations, or cash flows. A complete description of the Company’s legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 6, 2012, which is incorporated herein by reference. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement Litigation

On March 30, 2012, the Board of Patent Appeals and Interferences (the “BPAI”) affirmed the U.S. Patent and Trademark Office’s allowance of the claims in the reexamination of U.S. Patent No. 7,142,347 and U.S. Patent No. 6,795,605. The Company filed a request for reconsideration with the BPAI on April 30, 2012.

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has made no provision for this lawsuit in its financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the re-examination of the underlying patents at issue by the U.S. Patent and Trademark Office, the status of the plaintiff as a non-operating entity, and the lack of any specific amount (or range of amounts) for the alleged damages sought in the complaint.

Cambrian Science Patent Infringement Litigation

On March 7, 2012, the U.S. District Court for the Central District of California denied the Company’s request to stay the case alleging infringement of U.S. Patent No. 6,775,312 with respect to each of the customer defendants.

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has made no provision for this lawsuit in its financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, and the status of the plaintiff as a non-operating entity.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 31, 2012, the Company has not accrued or recorded any such material liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements related to the effects of litigation on our financial position, results of operations, or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 6, 2012. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

We first introduced our Digital Optical Network architecture to the market in 2004. This architecture is based on our unique PICs and enables high-capacity low-cost bandwidth in the cloud and distributed switching throughout the network. Since 2004, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN platform”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN platform for the Submarine Line Terminating Equipment market. In addition, we introduced our ATN metro access platform (“ATN platform”), extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Finally, in order to meet the growing bandwidth demands of our customers, we introduced our 40 Gigabits per second (“Gbps”) non-PIC based solution in late 2011 and launched our DTN-X 100 Gbps PIC-based platform, which we anticipate will be available in the second quarter of 2012. The DTN, DTN-X and ATN platforms are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with networks migrating from the current 10 Gbps wavelength solutions to 40 Gbps solutions in the short-term and 100 Gbps solutions in the longer-term. Infinera launched the DTN-X platform, a 100 Gbps PIC-based solution, in September 2011, with expected volume production in 2012. The DTN-X platform will incorporate our 500 Gbps PICs and our 5 Terabit OTN switch and will combine competitive fiber capacity with the unique features of the Digital Optical Network. We continue to position our DTN platform and associated benefits of the Digital Optical Network into the smaller backbone and metro core networks needing lower capacity 10 Gbps and 40 Gbps wavelengths. Our ATN platform is a metro access solution that extends Infinera’s digital bandwidth management and intelligent software operating system benefits to the network edge.

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

As of March 31, 2012, we have sold our network systems for deployment in the optical networks of 102 customers worldwide, including Colt, Cox Communications, Deutsche Telekom, Equinix, Inc., Interoute, KVH, TeliaSonera, Level 3, NTT, OTE, Pacnet and XO Communications. We currently have 33 ATN customers enjoying the benefits of an ATN platform and 28 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. One customer accounted for over 10% of our revenue in each of the three months ended March 31, 2012 and March 26, 2011. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% and 96% of our revenue from direct sales to customers for March 31, 2012 and March 26, 2011, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2012 will range from $255 million to $265 million, including stock-based compensation expense of approximately $40 million to $45 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	March 31, 2012	% of total revenue	March 26, 2011	% of total revenue
Revenue:
Product	$92,391	88%	$82,528	89%
Ratable product and related support and services	531	1%	922	1%
Services	11,779	11%	9,440	10%

Total revenue	$104,701	100%	$92,890	100%

Cost of revenue:
Product	$59,324	57%	$46,618	50%
Ratable product and related support and services	191	—%	385	1%
Services	4,759	4%	3,143	3%

Total cost of revenue	$64,274	61%	$50,146	54%

Gross profit	$40,427	39%	$42,744	46%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended
	March 31, 2012	March 26, 2011
Total revenue by geography
Domestic	$70,898	$68,826
International	33,803	24,064

	$104,701	$92,890

% Revenue by geography
Domestic	68%	74%
International	32%	26%

	100%	100%

Total revenue by sales channel
Direct	$101,843	$88,814
Indirect	2,858	4,076

	$104,701	$92,890

% Revenue by sales channel
Direct	97%	96%
Indirect	3%	4%

	100%	100%

Revenue

Total revenue increased to $104.7 million for the three months ended March 31, 2012 from $92.9 million for the corresponding period in 2011. Revenues in the first quarter of 2011 were negatively impacted by our inability to offer higher capacity solutions to satisfy customer demand prior to the release of our 40 Gbps and 100 Gbps products.

International revenue increased to 32% of total revenue for the three months ended March 31, 2012 from 26% of total revenue in the corresponding period in 2011. This increase was primarily due to increased investment in sales resources in Europe resulting in higher revenue for the region. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $92.4 million for the three months ended March 31, 2012 from $82.5 million for the corresponding period in 2011. Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 6, 2012, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $0.5 million for the three months ended March 31, 2012 from $0.9 million for the corresponding period in 2011. These decreases were due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14.

Total services revenue increased to $11.8 million for the three months ended March 31, 2012 from $9.4 million for the corresponding period in 2011 primarily reflecting the incremental recognition of $1.6 million in deployment services revenue and $1.2 in hardware warranty and spares management related services, offset by a decrease of $0.4 million in software subscription revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

We anticipate commencing shipments of our DTN-X platform in the second quarter of 2012 but we do not expect to recognize revenues on these shipments until the second half of the year. We believe this may result in lower revenues in the second quarter of 2012, however, we expect revenues in the second half of the year to recover as customers deploy the DTN-X in their networks.

Cost of Revenue and Gross Margin

Gross margin decreased to 39% in the three months ended March 31, 2012 from 46% in the corresponding period in 2011. This decrease was primarily due to continued price declines in response to competitive pressure and the inclusion of costs associated with ramping production of the DTN-X product in advance of shipment.

We do not have the visibility necessary to accurately predict quarterly gross margins beyond a one-quarter time horizon. However, based on our current outlook, we expect gross margins for the remainder of 2012 to continue to be negatively impacted by the inclusion of ongoing costs associated with ramping of production and the initial sales of our DTN-X product. We believe that our cost structure beyond 2012 will improve as we achieve increased volume and scale for the DTN-X platform.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	March 31, 2012	% of total revenue	March 26, 2011	% of total revenue
Operating expenses:

Research and development	$30,986	30%	$31,309	34%
Sales and marketing	18,241	17%	13,935	15%
General and administrative	11,084	11%	13,509	14%

Total operating expenses	$60,311	58%	$58,753	63%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Research and development	$3,320	$3,826
Sales and marketing	2,219	2,060
General and administration	2,223	4,783

Total	$7,762	$10,669

Research and Development Expenses

Research and development expenses decreased by $0.3 million in the three months ended March 31, 2012 compared to the corresponding period in 2011 primarily due to lower personnel related costs of $1.8 million comprised of $1.3 million of cash compensation and $0.5 million of stock-based compensation expense. These decreases were partially offset by increases in depreciation of $0.7 million, professional and outside services costs of $0.5 million and facilities and other costs of $0.5 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.3 million in the three months ended March 31, 2012 compared to the corresponding period in 2011 primarily due to $3.0 million in compensation and personnel-related expenses, increased expenses for customer lab trials of $0.7 million, increased travel and related expenses of $0.4 million, and increase in facilities and other costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million in the three months ended March 31, 2012 compared to the corresponding period in 2011 primarily due to decreased stock-based compensation expense of $2.6 million and lower costs related to facilities and other costs of $0.6 million. These decreases were partially offset by increased compensation and personnel-related expenses of $0.5 million and increased professional services costs of $0.3 million.

Other Income (Expense), Net

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Interest income	$275	$312
Other gain (loss), net	(424)	(411)

Total income (expense), net	$(149)	$(99)

Interest income decreased by an insignificant amount in the first quarter of 2012, compared to the corresponding period in 2011. The decrease was mainly due to lower total investments.

Other gain (loss), net for the first quarter of 2012 included a loss of $0.4 million of realized and unrealized foreign currency transactions. Other gain (loss), net for the first quarter of 2011 included a loss of $0.5 million of realized and unrealized foreign currency transactions and a gain of $0.1 million related to sale of assets.

Income Tax Provision (Benefit)

Provision for income taxes for the three months ended March 31, 2012 was $0.6 million, or negative 2.9% on a pre-tax loss of $20.0 million, compared to a tax provision of $0.3 million, or negative 1.8%, on a pre-tax loss of $16.1 million for the three months ended March 31, 2011. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher effective tax rate in 2012 relates to higher foreign income and associated taxes, the expiration of the Indian tax holiday on March 31, 2011, and the release of $0.2 million of tax reserves in 2011 due to statute of limitations lapses.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 31, 2012 and December 31, 2011. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(5,757)	$(854)
Investing activities	$1,529	$(6,453)
Financing activities	$6,173	$4,822

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$96,709	$94,458
Short-term and long-term investments	139,841	155,611
Short-term and long-term restricted cash	3,254	3,047

	$239,804	$253,116

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. As of March 31, 2012, long-term investments include $8.1 million (par value) of available-for-sale auction rate securities (“ARS”). The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the first quarter of 2012 was $5.8 million as compared to $0.9 million for the corresponding period in 2011. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the three months ended March 31, 2012 was $20.6 million, which included non-cash charges of $15.5 million, compared to a net loss of $16.4 million in the corresponding period in 2011, including non-cash charges of $17.4 million.

Net cash used to fund working capital was $0.6 million for the first quarter of 2012. Inventory increased by $12.1 million primarily due to increased levels of DTN-X inventory in advance of shipments and increased levels of DTN inventory previously committed to the supply chain. Accounts payable decreased by $7.3 million due to the timing of purchases and payments of purchases during the period. Accrued liabilities decreased by $1.0 million primarily due to reduced levels of compensation and commission related accruals. These were partially offset by decreased receivables of $15.6 million primarily driven by better linearity of invoicing and collections activities in the period.

Net cash used to fund working capital was $1.8 million for the first quarter of 2011. Accrued liabilities decreased by $15.5 million primarily due to reduced levels of compensation and commission related accruals. Accounts payable decreased $8.8 million due to lower inventory receipts during the period. This was partially offset by a decrease in receivables of $18.9 million primarily driven by lower level of sales in the quarter and the collection of prior quarter receivables. Inventory decreased by $4.0 million primarily due to lower levels of inventory at customer sites awaiting customer acceptance.

Investing Activities

Net cash provided by investing activities in the first quarter of 2012 was $1.5 million compared to net cash used of $6.5 million in the corresponding period of 2011. Investing activities for the first quarter of 2012 included net proceeds of $15.3 million from purchases, maturities, calls and sales of investments in the period partially offset by $13.6 million of capital expenditures. Investing activities for the first quarter of 2011 included $10.6 million of capital expenditures and a $1.5 million advance to secure manufacturing capacity partially offset by net proceeds of $5.4 million from purchases, maturities, calls and sales of investments in the period.

Financing Activities

Net proceeds from financing activities in the first quarter of 2012 and 2011 were $6.2 million and $4.8 million, respectively, primarily related to proceeds from the issuance of common stock under our stock-based compensation plans. This was offset by $0.8 million related to the repurchase of shares from employees to satisfy minimum tax withholdings in the three months ended March 31, 2012.

Liquidity

As of March 31, 2012, we held $8.1 million (par value) with a fair value of $7.6 million of available-for-sale ARS with two issuers. Of these ARS, $5.0 million (par value) was AAA rated and $3.1 million (par value) was A3 rated. These ARS have contractual maturity terms of up to 34 years and it is not clear when we will be able to liquidate these investments. In 2009, we determined that the present value of the expected cash flows for these securities was below their par value, and recorded an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During the three months ended March 2012, $0.2 million of these ARS were called at par value.

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

For 2012, capital expenditures are expected to be in the range of approximately $35 million to $40 million, primarily for product development. In addition, we may experience an increase in working capital requirements as we prepare for volume shipment of our DTN-X platform and manufacturing expansion related to new products.

We believe that our current cash and cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows. A complete description of our legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 6, 2012. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement Litigation

On March 30, 2012, the Board of Patent Appeals and Interferences (the “BPAI”) affirmed the U.S. Patent and Trademark Office’s allowance of the claims in the reexamination of U.S. Patent No. 7,142,347 and U.S. Patent No. 6,795,605. We filed a request for reconsideration with the BPAI on April 30, 2012.

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

Cambrian Science Patent Infringement Litigation

On March 7, 2012, the U.S. District Court for the Central District of California denied our request to stay the case alleging infringement of U.S. Patent No. 6,775,312 with respect to each of the customer defendants.

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

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of significant operating losses and may not achieve profitability on an annual basis in the future.

For the fiscal years ended December 31, 2011, we recorded a net loss of $81.7 million. As of December 31, 2011, our accumulated deficit was $487.0 million. As of March 31, 2012, our accumulated deficit was $507.6 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past eight fiscal quarters, our revenue has ranged from $92.9 million to $130.1 million and our operating income (loss) has ranged from income of $4.1 million to a loss of $24.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

•

the timing of product releases or upgrades by us or by our competitors. In particular, if we fail to achieve targeted release dates for our next-generation (100 Gbps) product or convert lab trials and field evaluations by potential customers into purchase orders, our revenue and operating results may be negatively impacted;

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past eight fiscal quarters, our gross margins have ranged from 39% to 50%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

We are planning to begin shipping the new DTN-X platform in the second quarter of 2012. Among the risks associated with the introduction of new products, such as the DTN-X, are delays in the development or manufacturing, variations in costs, delays in customer purchases or reductions in price of our existing DTN platform in anticipation of this new introduction, difficulty in predicting customer demand for this new platform and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of the DTN-X and the risk that this new platform may have reliability, quality or other defects.

As we introduce new products, such as the DTN and DTN-X platforms, with some overlapping feature sets, we face the risk that customers may forego purchases of one product in favor of another product with similar, but greater, functionality. As we commence shipments of our DTN-X platform in the second quarter of 2012, a portion of our DTN platform revenues will be impacted by this new product as some of our customers and prospects will choose to purchase the DTN-X platform in place of the DTN platform. Because the DTN-X platform is a new product for which customers may require additional testing requirements prior to acceptance, initial revenue recognition for the DTN-X platform may take longer than for sales of the DTN platform. Any delay in our ability to convert lab trials and field evaluations by potential customers into purchase orders, or in our ability to recognize revenue from the DTN-X may adversely impact our quarterly revenue results. In addition, if we are required to write off or write down a significant amount of inventory, our results of operations for the period would be adversely affected.

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

We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with many of these sole source suppliers. Recently, we have increased our reliance on third parties to develop and manufacture components for certain products (40 Gbps and 100 Gbps), some of which require custom development. For example, for the 40 Gbps application of our DTN platform, we purchase customized discrete components. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that Infinera and Level 3 infringe on two Cheetah patents. In addition, Cambrian Science has filed suit against us and seven of our customers alleging that the use of our DTN platform by our customers infringes upon a Cambrian Science patent. Information regarding these matters is set forth in Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. In the event that Cheetah or Cambrian Science is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, terrorist attack or other catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

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

Date: May 7, 2012