Form 10-Q
period 2012-06-30
INFINERA CORP
filed 2012-08-07
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, 110,995,745 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$84,988	$94,458
Short-term investments	105,046	101,296
Accounts receivable	56,200	80,616
Other receivables	1,492	1,346
Inventory	115,117	88,996
Deferred inventory costs	2,853	5,987
Prepaid expenses and other current assets	10,217	10,532

Total current assets	375,913	383,231

Property, plant and equipment, net	82,396	76,753
Deferred inventory costs, non-current	173	1,020
Long-term investments	17,057	54,315
Cost-method investment	9,000	9,000
Long-term restricted cash	3,263	3,047
Deferred tax asset	822	822
Other non-current assets	2,137	3,516

Total assets	$490,761	$531,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,679	$48,838
Accrued expenses	17,666	22,421
Accrued compensation and related benefits	19,391	18,966
Accrued warranty	5,929	5,692
Deferred revenue	18,507	22,781
Deferred tax liability	767	767

Total current liabilities	99,939	119,465

Accrued warranty, non-current	7,773	7,173
Deferred revenue, non-current	2,732	3,410
Other long-term liabilities	15,004	13,853

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized shares—25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value
Authorized shares—500,000 as of June 30, 2012 and December 31, 2011
Issued and outstanding shares—110,836 as of June 30, 2012 and 106,976 as of December 31, 2011	111	107
Additional paid-in capital	904,963	876,927
Accumulated other comprehensive loss	(2,564)	(2,195)
Accumulated deficit	(537,197)	(487,036)

Total stockholders’ equity	365,313	387,803

Total liabilities and stockholders’ equity	$490,761	$531,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Revenue:
Product	$77,843	$84,361	$170,234	$166,889
Ratable product and related support and services	523	814	1,054	1,736
Services	15,092	10,781	26,871	20,221

Total revenue	93,458	95,956	198,159	188,846

Cost of revenue:
Cost of product	56,017	54,540	115,341	101,158
Cost of ratable product and related support and services	166	294	357	679
Cost of services	4,901	3,708	9,660	6,851

Total cost of revenue	61,084	58,542	125,358	108,688

Gross profit	32,374	37,414	72,801	80,158

Operating expenses:
Research and development	31,676	32,899	62,661	64,208
Sales and marketing	17,777	14,957	36,019	28,892
General and administrative	12,320	13,635	23,404	27,144

Total operating expenses	61,773	61,491	122,084	120,244

Loss from operations	(29,399)	(24,077)	(49,283)	(40,086)

Other income (expense), net:
Interest income	228	225	503	537
Other gain (loss), net	149	20	(275)	(391)

Total other income (expense), net	377	245	228	146

Loss before income taxes	(29,022)	(23,832)	(49,055)	(39,940)
Provision for income taxes	527	362	1,106	648

Net loss	$(29,549)	$(24,194)	$(50,161)	$(40,588)

Net loss per common share, basic and diluted
Basic	$(0.27)	$(0.23)	$(0.46)	$(0.39)

Diluted	$(0.27)	$(0.23)	$(0.46)	$(0.39)

Weighted average shares used in computing basic and diluted net loss per common share
Basic	110,403	105,165	109,534	104,272

Diluted	110,403	105,165	109,534	104,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Net loss	$(29,549)	$(24,194)	$(50,161)	$(40,588)

Other comprehensive loss:
Unrealized non-credit related other-than-temporary impairment gain (loss) on available-for-sale investments	(238)	94	(226)	332
Unrealized gain (loss) on all other available-for-sale investments	(17)	14	120	(28)
Foreign currency translation adjustment	(645)	(31)	(263)	151
Tax related to available-for-sale investment	60	(43)	0	(122)

Net change in accumulated other comprehensive loss	(840)	34	(369)	333

Comprehensive loss	$(30,389)	$(24,160)	$(50,530)	$(40,255)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 25,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(50,161)	$(40,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,224	8,434
Amortization of premium on investments	1,098	2,218
Stock-based compensation expense	20,367	24,847
Non-cash tax benefit	0	(121)
Other gain	(501)	(293)
Changes in assets and liabilities:
Accounts receivable	24,416	2,247
Other receivables	(477)	3,830
Inventory	(24,770)	13,269
Prepaid expenses and other assets	1,533	(536)
Deferred inventory costs	3,910	(604)
Accounts payable	(8,753)	(7,772)
Accrued liabilities and other expenses	(2,272)	(4,500)
Deferred revenue	(4,952)	(693)
Accrued warranty	837	(727)

Net cash used in operating activities	(28,501)	(989)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(42,853)	(153,034)
Proceeds from sale of available-for-sale investments	5,194	3,035
Proceeds from maturities and calls of investments	70,464	150,511
Proceeds from disposal of assets	0	262
Purchase of property and equipment	(19,770)	(17,322)
Advance to secure manufacturing capacity	0	(1,500)
Reimbursement of manufacturing capacity advance	50	225
Change in restricted cash	(230)	1,573

Net cash provided by (used in) investing activities	12,855	(16,250)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,093	5,712
Repurchase of common stock	(839)	(1,200)
Payments for purchase of assets under financing arrangement	0	(174)

Net cash provided by financing activities	6,254	4,338

Effect of exchange rate changes on cash	(78)	178

Net change in cash and cash equivalents	(9,470)	(12,723)
Cash and cash equivalents at beginning of period	94,458	113,649

Cash and cash equivalents at end of period	$84,988	$100,926

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$595	$565
Supplemental schedule of non-cash financing activities:
Non-cash settlement for manufacturing capacity advance	$275	$0

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

There have been no material changes in the Company’s significant accounting policies for the six months ended June 30, 2012 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the amended disclosure requirements beginning in its fiscal quarter ended March 31, 2012. The adoption of the amended disclosure requirements did not have an impact on the Company’s financial position, results of operations or cash flow.

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

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of June 30, 2012, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of June 30, 2012, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then-current U.S. Treasury Bill rate adjusted for a failed auction premium of 150 basis points (“bps”) for A3 rated securities.

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a discount factor of 370 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of June 30, 2012, the Company held $3.1 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 200 bps for A3 rated securities.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 6.7 years for A3 rated securities.

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2012				As of December 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$46,840	$0	$0	$46,840	$53,208	$0	$0	$53,208
Certificates of deposit	0	12,207	0	12,207	0	16,778	0	16,778
Commercial paper	0	12,396	0	12,396	0	5,888	0	5,888
Corporate bonds	0	74,668	0	74,668	0	87,694	0	87,694
U.S. agency notes	0	4,499	0	4,499	0	9,999	0	9,999
U.S. treasuries	24,539	0	0	24,539	27,577	0	0	27,577
ARS	0	0	2,796	2,796	0	0	7,675	7,675
Foreign currency exchange forward contracts	0	8	0	8	0	0	0	0

Total assets	$71,379	$103,778	$2,796	$177,953	$80,785	$120,359	$7,675	$208,819

Liabilities
Foreign currency exchange forward contracts	$0	$0	$0	$0	$0	$82	$0	$82

Total liabilities	$0	$0	$0	$0	$0	$82	$0	$82

During the three and six months ended June 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2 financial assets and there were no transfers into or out of Level 3 financial assets.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Three Months Ended
	March 31, 2012	Total Net Gains Included in Other Comprehensive Loss		Calls		June 30, 2012
ARS—available-for-sale	$7,556	44	(1)	(4,804	)(2)	$2,796

	Six Months Ended
	December 31, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		June 30, 2012
ARS—available-for-sale	$7,675	60	(1)	(4,939	)(2)	$2,796

	Three Months Ended
	March 26, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		June 25, 2011
ARS—available-for-sale	$7,897	$92	(1)	$(86	)(3)	$7,903

	Six Months Ended
	December 25, 2010	Total Net Gains Included in Other Comprehensive Loss		Calls		June 25, 2011
ARS—available-for-sale	$7,790	$327	(1)	$(214	)(3)	$7,903

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three and six months ended June 30, 2012 were $0.5 million in each period.
(3)	Amount represents the fair market value of the securities called. Realized gains on these calls for three and six months ended June 25, 2011 were not significant.

Investments at fair value were as follows (in thousands):

	June 30, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$46,840		$0	$0	$46,840
Certificates of deposit	12,209		1	(3)	12,207
Commercial paper	12,397		0	(1)	12,396
Corporate bonds	74,680		35	(47)	74,668
U.S. agency notes	4,500		0	(1)	4,499
U.S. treasuries	24,545		1	(7)	24,539
ARS	2,715	(1)	81	0	2,796	(3)

Total available-for-sale investments	$177,886		$118	$(59)	$177,945

	December 31, 2011
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,208		$0	$0	$53,208
Certificates of deposit	16,797		0	(19)	16,778
Commercial paper	5,898		0	(10)	5,888
Corporate bonds	87,808		7	(121)	87,694
U.S. agency notes	9,998		2	(1)	9,999
U.S. treasuries	27,577		5	(5)	27,577
ARS	7,368	(2)	307	0	7,675	(3)

Total available-for-sale investments	$208,654		$321	$(156)	$208,819

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount represents the par value less $0.9 million of credit-related OTTI recognized through earnings in prior years.
(3)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of June 30, 2012, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of no more than 18 months, and ARS have contractual maturity terms of up to 33.4 years. Proceeds from sales, maturities and calls of available-for-sale investments were $75.7 million and $153.5 million in the six months ended June 30, 2012 and June 25, 2011, respectively. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments

During the second quarter of 2009, the Company determined that it did not intend to sell its ARS and did not believe that it was more likely than not that it would be required to sell the securities before recovery of their par value. However, given that the present value of the expected cash flows for these securities was below their par value, as of June 27, 2009, an initial OTTI of $2.7 million, equal to the difference between the fair value and the amortized cost basis, had occurred. This OTTI write-down was separated into an amount representing credit loss, which was recognized as Other gain (loss), net in the Company’s consolidated statements of operations, and an amount related to all other factors, which was recorded in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. In determining if a credit loss had occurred, the Company isolated the credit loss related portion of the discount rate used to derive the fair market value of the securities and applied this to the expected cash flows in order to determine the portion of the OTTI that was credit loss related. This credit loss related portion of the discount rate is based on the financial condition of the issuer, rating agency credit ratings for the security and credit related yield spreads on similar securities offered by the same issuer.

During the second quarter of 2012, $5.0 million (par value) of AAA rated ARS were called at par value, resulting in a $0.5 million realized gain as these ARS were previously written down. During the three and six months ended June 30, 2012, $5.0 million and $5.2 million of the AAA rated ARS were called at par value, respectively.

As of June 30, 2012, the Company held $3.1 million (par value) of A3 rated available-for-sale ARS. These remaining ARS had an insignificant net increase in fair value for the three months ended June 30, 2012. This change was recognized in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during the three and six months ended June 30, 2012.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$7,368	$(884)	$1,619	$(1,312)	$307
Unrealized gain	0	0	60	0	60
Call on investments	(4,653)	498	(1,131)	845	(286)

Balance at June 30, 2012	$2,715	$(386)	$548	$(467)	$81

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an insignificant amount in the credit loss related portion of the OTTI for the second quarter of 2012.

4. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company and in August 2011, the Company invested an additional $4.5 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of June 30, 2012, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three and six months ended June 30, 2012 and June 25, 2011.

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The forward contracts entered into during the three and six months ended June 30, 2012 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of June 30, 2012, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and, accordingly, changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. For the three months ended June 30, 2012 and June 25, 2011, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a gain of $0.6 million and a loss of $0.4 million, respectively, included in Other gain (loss), net in the condensed consolidated statements of operations. For the six months ended June 30, 2012 and June 25, 2011, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $0.2 million and a loss of $1.9 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Gross Notional(1)	Prepaid Expenses and Other Current Assets	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$12,828	$7	$9,437	$(71)
Related to restricted cash	$1,439	$1	$1,455	$(11)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	June 30, 2012	December 31, 2011
Inventory
Raw materials	$14,852	$12,081
Work in process	49,381	37,007
Finished goods(1)	50,884	39,908

Total inventory(2)	115,117	$88,996

Property, plant and equipment, net:
Computer hardware	$8,787	$8,311
Computer software	7,935	7,584
Laboratory and manufacturing equipment	111,787	101,228
Furniture and fixtures	1,283	1,107
Leasehold improvements	33,248	26,736
Construction in progress	24,405	25,843

Subtotal	$187,445	$170,809
Less accumulated depreciation and amortization	(105,049)	(94,056)

Total property, plant and equipment, net	$82,396	$76,753

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$4,724	$5,705
Taxes payable	2,968	3,111
Royalties	937	1,309
Accrued rebate and customer prepay liability	268	4,078
Other accrued expenses	8,769	8,218

Total accrued expenses	$17,666	$22,421

(1)

Included in finished goods inventory at June 30, 2012 and December 31, 2011 were $14.3 million and $8.9 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)	As of June 30, 2012 and December 31, 2011, our inventory value had been reduced by $13.0 million and $7.3 million, respectively, for LCM adjustments.

The Company had $2.9 million of standby letters of credit outstanding as of June 30, 2012. These consisted of $1.4 million related to a value added tax license, $0.8 million related to a customer proposal guarantee and $0.7 million related to property leases. The Company had $2.7 million of standby letters of credit outstanding as of December 31, 2011. These consisted of $1.4 million related to a value added tax license, $0.8 million related to property leases and $0.5 million related to a customer proposal guarantee.

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

The components of Accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2012	December 31, 2011
Accumulated net unrealized loss on foreign currency translation adjustment	$(1,870)	$(1,607)
Accumulated unrealized non-credit related other-than-temporary impairment loss on available-for-sale investments	81	307
Accumulated unrealized holding loss on all other available-for-sale investments	(22)	(142)
Accumulated tax effect on items related to available-for-sale investments	(753)	(753)

Total accumulated other comprehensive loss	$(2,564)	$(2,195)

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

The following table sets forth the computation of net loss per common share—basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net loss	$(29,549)	$(24,194)	$(50,161)	$(40,588)
Weighted average common shares outstanding	110,403	105,165	109,534	104,272

Net loss per common share - basic and diluted	$(0.27)	$(0.23)	$(0.46)	$(0.39)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	June 30, 2012	June 25, 2011
Stock options	9,412	10,023
RSUs	7,054	6,408
PSUs	1,505	2,599
ESPP	816	867
Warrants to purchase common stock	93	124

Total	18,880	20,021

9. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the ESPP. As of June 30, 2012, there were a total of 13.3 million shares available for grant under the Company’s 2007 Equity Incentive Plan.

Equity award activity as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows (in thousands, except per share data):

	Number of Options	Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,873	$7.03	$7,924
Options granted	127	$7.18
Options exercised	(371)	$5.77	$808
Options canceled	(217)	$8.51

Outstanding at June 30, 2012	9,412	$7.04	$8,523

Vested and expected to vest at June 30, 2012	9,354		$8,522
Exercisable at June 30, 2012	6,915	$6.64	$8,472

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,957	$8.77	$37,407
RSUs granted	3,355	$7.65
RSUs released	(2,054)	$8.80	$18,078
RSUs canceled	(204)	$8.38

Outstanding at June 30, 2012	7,054	$8.24	$48,245

Expected to release at June 30, 2012	6,772		$46,324

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,595	$10.51	$16,304
PSUs granted	471	$7.89
PSUs released	(740)	$9.79	$7,250
PSUs canceled	(821)	$9.97

Outstanding at June 30, 2012	1,505	$10.35	$10,296

Expected to vest at June 30, 2012	1,490		$10,192

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $6.84 at June 29, 2012 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 30, 2012. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$7,978	1.5
RSUs	$43,616	2.1
PSUs	$4,753	1.5

Employee Stock Options

In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. The Company did not grant any options to employees during the three months ended June 30, 2012. During the six months ended June 30, 2012, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 0.1 million shares of the Company’s common stock at a weighted-average exercise price of $7.18 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 5.9 years as of June 30, 2012. Total fair value of stock options granted to employees and members of the board of directors that vested during the three and six months ended June 30, 2012 was approximately $3.0 million and $4.5 million, respectively, based on the grant date fair value. Total fair value of stock options granted to employees and members of the board of directors that vested during the three and six months ended June 25, 2011 was approximately $2.5 million and $5.2 million, respectively, based on the grant date fair value.

The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Volatility	N/A	59% -62%	65%-68%	58% -62%
Risk-free interest rate	N/A	1.70% -2.10%	0.7%-1.0%	1.70% -2.60%
Expected life	N/A	4.6 -5.3 years	4.0 -5.3 years	4.6 -5.5 years
Estimated fair value	N/A	$3.47 - $4.05	$3.75 - $3.76	$3.47 - $4.63
Stock-based compensation expense (in thousands)	$2,167	$3,309	$4,568	$6,501

N/A	Not applicable because the Company did not grant any options to employees during the three months ended June 30, 2012.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Volatility	57%	66%	57%	66%
Risk-free interest rate	0.2%	0.2%	0.20%	0.2%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.63	$2.70	$2.63	$2.70
Stock-based compensation expense (in thousands)	$861	$1,003	$1,758	$1,933

Restricted Stock Units

During the three and six months ended June 30, 2012, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 2.4 million and 3.4 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 30, 2012 and June 25, 2011 was approximately $7.3 million and $13.6 million, respectively, and $6.5 million and $12.6 million, respectively.

Performance Stock Units

During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During the six months ended June 30, 2012, the Company released 0.7 million of PSUs based on a payout of 0.5 of the target number of PSUs. As of June 30, 2012, 1.0 million PSUs granted in 2009 remained outstanding and are scheduled to vest on January 1, 2013, subject to the performance criteria set forth above.

Pursuant to the Company’s 2007 Equity Incentive Plan, during the three and six months ended June 30, 2012, the Company granted 0.2 million and 0.5 million PSUs, respectively, to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific financial performance metrics and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled.

Amortization of stock-based compensation related to PSUs in the three and six months ended June 30, 2012 and June 25, 2011 was approximately $1.4 million and $1.8 million, respectively, and $1.8 million and $4.2 million, respectively.

Common Stock Warrants

As of June 30, 2012, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Stock-based compensation effects in inventory	$4,831	$3,479
Stock-based compensation effects in deferred inventory cost	$109	$179
Stock-based compensation effects in fixed assets	$70	$36

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$686	$760	$1,292	$1,491
Research and development	3,695	3,504	7,015	7,330
Sales and marketing	2,744	2,225	4,963	4,285
General and administration	2,705	4,828	4,928	9,611

	9,830	11,317	18,198	22,717
Cost of revenue—amortization from balance sheet(1)	1,100	1,165	2,169	2,130

Total stock-based compensation expense	$10,930	$12,482	$20,367	$24,847

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

10. Income Taxes

Provision for income taxes for the three and six months ended June 30, 2012 was $0.5 million and $1.1 million, respectively, or negative 1.8% and negative 2.3%, respectively, on a pre-tax loss of $29.0 million and $49.1 million, respectively. This compared to a tax provision of $0.4 million and $0.6 million, or negative 1.5% and 1.6%, on a pre-tax loss of $23.8 million and $39.9 million, respectively, for the three and six months ended June 25, 2011. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher tax expense in 2012 relates to higher foreign income and associated taxes, the expiration of the Indian tax holiday on March 31, 2011, and the release of $0.2 million of tax reserves in 2011 due to statute of limitations lapses.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 30, 2012 and December 31, 2011. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Americas:
United States	$65,790	$68,940	$136,688	$137,766
Other Americas	1,515	1,461	5,507	2,124

	67,305	$70,401	142,195	$139,890
Europe, Middle East and Africa	23,278	23,365	49,429	43,637
Asia Pacific	2,875	2,190	6,535	5,319

Total revenue	$93,458	$95,956	$198,159	$188,846

Property, plant and equipment, net

	June 30, 2012	December 31, 2011
United States	$80,120	$74,340
Other Americas	238	230
Europe, Middle East and Africa	23	0
Asia Pacific	2,015	2,183

Total property, plant and equipment, net	$82,396	$76,753

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

Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Beginning balance	$12,986	$10,160	$12,865	$11,422
Charges to operations	3,103	2,261	5,824	3,715
Utilization	(1,831)	(1,532)	(3,804)	(3,294)
Change in estimate(1)	(556)	(195)	(1,183)	(1,149)

Balance at the end of the period	$13,702	$10,694	$13,702	$10,694

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

Cheetah Patent Infringement Litigation

On March 30, 2012, the Board of Patent Appeals and Interferences (the “BPAI”) affirmed the U.S. Patent and Trademark Office’s allowance of the claims in the reexamination of U.S. Patent No. 7,142,347 and U.S. Patent No. 6,795,605. The Company filed a request for reconsideration with the BPAI on April 30, 2012. The Court has scheduled a claim construction hearing for August 9, 2012, during which the Company will present evidence on the appropriate meanings of relevant key words used in the patent claims.

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

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 30, 2012, the Company has not accrued or recorded any such material liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new or existing products or services, including scalability for the DTN-X platform, future PIC capacity and new product costs, delivery dates and revenues; statements related to capital expenditures; statements related to expectations for future cost structure; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements related to the effects of litigation on our financial position, results of operations, or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 6, 2012. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Overview

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can only be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators scale their network bandwidth without significant increases in space, power or operational workload.

We first introduced our Digital Optical Network architecture to the market in 2004. This architecture is based on our unique PICs and enables high-capacity, low-cost bandwidth in the cloud and distributed switching throughout the network. Since 2004, our strategy has been to extend the benefits of our Digital Optical Network throughout the optical networking market. We have made significant enhancements to our Digital Transport Node System (“DTN platform”) during this time by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC—a 19-inch chassis option tailored for the metro core market, and adding a submarine version of the DTN platform for the Submarine Line Terminating Equipment market. In addition, we introduced our ATN metro access platform (“ATN platform”), extending Infinera’s digital bandwidth management and intelligent network benefits to the network edge. Finally, in order to meet the growing bandwidth demands of our customers, we introduced our 40 Gigabits per second (“Gbps”) non-PIC based solution in 2011 and our DTN-X 100 Gbps platform based on the 500 Gbps PIC in 2012. The DTN, DTN-X and ATN platforms are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth demand from video, mobility and cloud computing. The market is seeing growing demand for increased fiber capacity with high-capacity networks migrating from 10 Gbps and 40 Gbps wavelength solutions to newly available 100 Gbps solutions. Infinera launched the DTN-X platform, a 100 Gbps PIC-based solution, in September 2011, and completed its first shipments for customer deployment in the second quarter of 2012. The DTN-X platform incorporates our 500 Gbps PICs with a 5 Terabit OTN switch, enabling the scale, efficiency and simplicity of the Digital Optical Network. We continue to position our DTN platform and associated benefits of the Digital Optical Network into the smaller backbone and metro core networks needing lower capacity 10 Gbps and 40 Gbps wavelengths. Our ATN platform is a metro access solution that extends Infinera’s digital bandwidth management and intelligent software operating system benefits to the network edge.

Our goal is to be a leading provider of optical networking systems to communications service providers, internet content providers, cable operators, subsea network operators, and others. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro WDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages on a time-to-market basis.

As of June 30, 2012, we have sold our network systems for deployment in the optical networks of 102 customers worldwide, including Colt, Cox Communications, Deutsche Telekom, Equinix, Inc., Interoute, KVH, TeliaSonera, Level 3, NTT, OTE, Pacnet and XO Communications. We currently have 39 customers enjoying the benefits of an ATN platform and 34 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments with our customers. To date, a few of our customers have accounted for a significant portion of our revenue. One customer accounted for over 10% of our revenue in the three months ended June 30, 2012 and three customers each accounted for over 10% of our revenue in the three months ended June 25, 2011. One customer accounted for over 10% of our revenue in each of the six months ended June 30, 2012 and June 25, 2011. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders for our products.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 99% and 98% of our revenue from direct sales to customers for the three and six months ended June 30, 2012, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	June 30, 2012	% of total revenue	June 25, 2011	% of total revenue
Revenue:
Product	$77,843	83%	$84,361	88%
Ratable product and related support and services	523	1%	814	1%
Services	15,092	16%	10,781	11%

Total revenue	$93,458	100%	$95,956	100%

Cost of revenue:
Product	$56,017	60%	$54,540	57%
Ratable product and related support and services	166	0%	294	0%
Services	4,901	5%	3,708	4%

Total cost of revenue	$61,084	65%	$58,542	61%

Gross profit	$32,374	35%	$37,414	39%

	Six Months Ended
	June 30, 2012	% of total revenue	June 25, 2011	% of total revenue
Revenue:
Product	$170,234	86%	$166,889	88%
Ratable product and related support and services	1,054	0%	1,736	1%
Services	26,871	14%	20,221	11%

Total revenue	$198,159	100%	$188,846	100%

Cost of revenue:
Product	$115,341	58%	$101,158	54%
Ratable product and related support and services	357	0%	679	0%
Services	9,660	5%	6,851	4%

Total cost of revenue	$125,358	63%	$108,688	58%

Gross profit	$72,801	37%	$80,158	42%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Total revenue by geography
Domestic	$65,790	$68,940	$136,688	$137,766
International	27,668	27,016	61,471	51,080

	$93,458	$95,956	$198,159	$188,846

% Revenue by geography
Domestic	70%	72%	69%	73%
International	30%	28%	31%	27%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$92,168	$94,634	$194,011	$183,448
Indirect	1,290	1,322	4,148	5,398

	$93,458	$95,956	$198,159	$188,846

% Revenue by sales channel
Direct	99%	99%	98%	97%
Indirect	1%	1%	2%	3%

	100%	100%	100%	100%

Revenue

Total revenue decreased to $93.5 million for the three months ended June 30, 2012 from $96.0 million for the corresponding period in 2011. For the six months ended June 30, 2012, total revenue increased to $198.2 million from $188.8 million for the corresponding period in 2011. Revenues in the three and six months ended June 30, 2012 were negatively impacted by lower levels of DTN sales, as existing customers began to transition their high-capacity network deployments to our new DTN-X platform. Although we completed our first DTN-X shipments in the second quarter of 2012, we did not recognize revenue on these shipments in the period. We expect to recognize our first DTN-X revenues in the third quarter of 2012. Revenues for the three and six months ended June 30, 2011 were negatively impacted when customers who required higher capacity network solutions in advance of the availability of our 40 Gbps and 100 Gbps systems purchased competitor products for portions of their networks.

International revenue increased to 30% of total revenue for the three months ended June 30, 2012 from 28% of total revenue in the corresponding period in 2011, and increased to 31% of total revenue in the six months ended June 30, 2012 from 27% of total revenue in the corresponding period in 2011. This increase during the six month period was primarily due to increased investment in sales resources in Europe resulting in higher revenue for the region. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue decreased to $77.8 million for the three months ended June 30, 2012 from $84.4 million for the corresponding period in 2011. Total product revenue increased to $170.2 million for the six months ended June 30, 2012 from $166.9 million for the corresponding period in 2011. Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 6, 2012, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $0.5 million for the three months ended June 30, 2012 from $0.8 million for the corresponding period in 2011. Total ratable revenue decreased to $1.1 million for the six months ended June 30, 2012 from $1.7 million for the corresponding period in 2011. These decreases were due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14.

Total services revenue increased to $15.1 million for the three months ended June 30, 2012 from $10.8 million for the corresponding period in 2011 primarily reflecting increased revenue of $1.6 million from deployment services revenue, $1.0 million from extended hardware warranty, $1.0 million from spares management related services, $0.3 million from software subscription revenue, $0.2 million from training revenue, $0.1 million from managed services revenue and $0.1 million from first line management services revenue. Total services revenue increased to $26.9 million for the six months ended June 30, 2012 from $20.2 million for the corresponding period in 2011 primarily reflecting increased revenue of $3.2 million from deployment services revenue, $1.5 million from extended hardware warranty revenue, $1.3 million from spares management services revenue, $0.4 million from training revenue and $0.3 million from first line management services revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin decreased to 35% in the three months ended June 30, 2012 from 39% in the corresponding period in 2011. This decrease was primarily due to the impact of continued price discounts in response to competitive pressures and the inclusion of costs associated with our new DTN-X platform. These costs included incremental lower of cost or market (“LCM”) amounts in the second quarter of 2012 primarily related to our DTN-X inventory and shipments awaiting customer acceptance.

LCM amounts typically relate to common equipment that is sold below cost in order to compete for the initial network footprint. The LCM amounts recorded in the second quarter of 2012 also included LCM related to initial DTN-X line modules which carry a higher cost due to lower yields and volumes associated with ramping production. As of June 30, 2012 and December 31, 2011, our inventory value had been reduced by $13.0 million and $7.3 million, respectively, for LCM adjustments.

Gross margin decreased to 37% in the six months ended June 30, 2012 from 42% in the corresponding period in 2011. This decrease primarily reflects increased pricing pressures and the inclusion of costs associated with the DTN-X platform. These costs include the impact of the LCM amounts recorded in the second quarter of 2012 as discussed above.

Based on our current outlook, we expect gross margins for the remainder of 2012 to be below 40%, reflecting competitive pricing and the impact of early product cycle production costs for the DTN-X. We do not have the visibility necessary to accurately predict quarterly gross margins beyond this time horizon.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	June 30, 2012	% of total revenue	June 25, 2011	% of total revenue
Operating expenses:
Research and development	$31,676	34%	$32,899	34%
Sales and marketing	17,777	19%	14,957	16%
General and administrative	12,320	13%	13,635	14%

Total operating expenses	$61,773	66%	$61,491	64%

	Six Months Ended
	June 30, 2012	% of total revenue	June 25, 2011	% of total revenue
Operating expenses:
Research and development	$62,661	32%	$64,208	34%
Sales and marketing	36,019	18%	28,892	15%
General and administrative	23,404	12%	27,144	15%

Total operating expenses	$122,084	62%	$120,244	64%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Research and development	$3,695	$3,504	$7,015	$7,330
Sales and marketing	2,744	2,225	4,963	4,285
General and administration	2,705	4,828	4,928	9,611

Total	$9,144	$10,557	$16,906	$21,226

Research and Development Expenses

Research and development expenses decreased by $1.2 million in the three months ended June 30, 2012 compared to the corresponding period in 2011 primarily due to decreased spending on materials, equipment and software of $1.6 million and decreased headcount and personnel-related costs of $1.4 million during the three months ended June 30, 2012 as compared to the corresponding period in 2011. These decreases were partially offset by higher depreciation costs of $0.7 million, increased professional outside services and other costs of $0.9 million, and increased stock-based compensation expenses of $0.2 million.

Research and development expenses decreased by $1.5 million in the six months ended June 30, 2012 compared to the corresponding period in 2011 primarily due to decreased headcount and personnel-related costs of $2.7 million, decreased spending on materials, equipment and software of $1.7 million, and decreased stock-based compensation expense of $0.3 million. These decreases were partially offset by increased spending on professional outside services and other costs of $1.8 million, and higher depreciation expense of $1.4 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.8 million in the three months ended June 30, 2012 compared to the corresponding period in 2011 primarily due to increased expenses for customer lab trials of $1.0 million, compensation and personnel-related expenses of $0.8 million, stock-based compensation expenses of $0.5 million, increased travel and related expenses of $0.3 million, and increased facilities and other costs of $0.2 million.

Sales and marketing expenses increased by $7.1 million in the six months ended June 30, 2012 compared to the corresponding period in 2011 primarily due to $3.6 million in compensation and personnel-related expenses due to increased headcount, increased expenses for customer lab trials of $1.7 million, increase in travel and related expenses of $0.7 million, increased stock-based compensation expense of $0.7 million and increased facilities and other costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million in the three months ended June 30, 2012 compared to the corresponding period in 2011 primarily due to decreased stock-based compensation expense of $2.1 million. This decrease was offset by increased professional services and other costs of $0.5 million and increased compensation and personnel-related expenses of $0.3 million.

General and administrative expenses decreased by $3.7 million in the six months ended June 30, 2012 compared to the corresponding period in 2011 primarily due to decreased stock-based compensation expense of $4.7 million and decreased facilities and other costs of $0.4 million. These decreases were partially offset by increased cash compensation of $0.8 million and increased outside professional services and other costs of $0.6 million.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
	(In thousands)
Interest income	$228	$225	$503	$537
Other gain (loss), net	149	20	(275)	(391)

Total income (expense), net	$377	$245	$228	$146

Interest income changed by insignificant amounts in the three and six months ended June 30, 2012 compared to the corresponding periods in 2011. The changes were mainly due to lower total investments and interest rate fluctuations during the periods.

Other gain (loss), net for the three months ended June 30, 2012 included $0.5 million of realized gain as a result of our AAA rated auction rate security (“ARS”) called at par value during the second quarter of 2012. This was offset by a loss of $0.3 million of realized and unrealized foreign currency transactions. Other gain (loss), net for the three months ended June 25, 2011 included a loss of $0.2 million of realized and unrealized foreign currency transactions and a gain of $0.2 million related to sale of assets.

Other gain (loss), net for the six months ended June 30, 2012 included a loss of $0.8 million of realized and unrealized foreign currency transactions, offset by $0.5 million of realized gain as a result of our AAA rated ARS called at par value during the second quarter of 2012. Other gain (loss), net for the six months ended June 25, 2011 included a loss of $0.7 million of realized and unrealized foreign currency transactions and a gain of $0.3 million related to sale of assets.

Income Tax Provision (Benefit)

Provision for income taxes for the three and six months ended June 30, 2012 was $0.5 million and $1.1 million, respectively, or negative 1.8% and negative 2.3%, respectively, on a pre-tax loss of $29.0 million and $49.1 million, respectively. This compared to a tax provision of $0.4 million and $0.6 million, or negative 1.5% and negative 1.6%, on a pre-tax loss of $23.8 million and $39.9 million, respectively for the three and six months ended June 25, 2011. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher tax expense in 2012 relates to higher foreign income and associated taxes, the expiration of the Indian tax holiday on March 31, 2011, and the release of $0.2 million of tax reserves in 2011 due to statute of limitations lapses.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 25, 2012 and December 31, 2011. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Six Months Ended
	June 30,	June 25,
	2012	2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(28,501)	$(989)
Investing activities	$12,855	$(16,250)
Financing activities	$6,254	$4,338

	June 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$84,988	$94,458
Short-term and long-term investments	122,103	155,611
Short-term and long-term restricted cash	3,263	3,047

	$210,354	$253,116

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. As of June 30, 2012, long-term investments include $3.1 million (par value) of available-for-sale ARS. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $28.5 million as compared to $1.0 million for the corresponding period in 2011. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the six months ended June 30, 2012 was $50.2 million, which included non-cash charges of $32.2 million, compared to a net loss of $40.6 million in the corresponding period in 2011, including non-cash charges of $35.1 million.

Net cash used to fund working capital was $10.5 million for the six months ended June 30, 2012. Inventory increased by $24.8 million primarily due to increased levels of DTN-X inventory, including increased levels of inventory awaiting customer acceptance. Accounts payable decreased by $8.8 million due to the timing of purchases and payments of purchases during the period. Accrued liabilities decreased by $2.3 million primarily due to reduced levels of compensation and commission related accruals. These were partially offset by decreased receivables of $24.4 million primarily driven by better linearity of invoicing and collections activities in the period.

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

Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2012 was $12.9 million compared to net cash used of $16.3 million in the corresponding period of 2011. Investing activities for the six months ended June 30, 2012 included net proceeds of $32.8 million from purchases, maturities, calls and sales of investments in the period partially offset by $19.8 million of capital expenditures. Investing activities for the six months ended June 25, 2011 included net proceeds of $0.5 million from purchases, maturities, calls and sales of investments in the period and $17.3 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the six months ended June 30, 2012 and June 25, 2011 were $6.3 million and $4.3 million, respectively, primarily related to proceeds from the issuance of common stock under our stock-based compensation plans of $7.1 million and $5.7 million, respectively. Net proceeds in the six months ended June 30, 2012 and June 25, 2011 were offset by $0.8 million and $1.2 million, respectively, related to the repurchase of shares from employees to satisfy minimum tax withholdings.

Liquidity

In 2009, we determined that the present value of the expected cash flows for our ARS was below their par value, and recorded an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value. During the second quarter of 2012, $5.0 million (par value) of AAA rated ARS were called at par value. As of June 30, 2012, we held $3.1 million (par value) with a fair value of $2.8 million of available-for-sale A3 rated ARS. These remaining ARS have a contractual maturity term of up to 33.4 years and it is not clear when we will be able to liquidate this investment.

Failed auctions resulted in a lack of liquidity in the ARS but do not affect the underlying collateral of the securities. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. Our ARS investment is classified as a non-current asset until we have better visibility as to when its liquidity will be restored.

For 2012, capital expenditures are expected to be in the range of approximately $30 million to $35 million, primarily for product development. In addition, we may continue to experience an increase in working capital requirements as we ramp volume shipments of our DTN-X platform.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Cheetah Patent Infringement Litigation

On March 30, 2012, the Board of Patent Appeals and Interferences (the “BPAI”) affirmed the U.S. Patent and Trademark Office’s allowance of the claims in the reexamination of U.S. Patent No. 7,142,347 and U.S. Patent No. 6,795,605. We filed a request for reconsideration with the BPAI on April 30, 2012. The Court has scheduled a claim construction hearing for August 9, 2012, during which we will present evidence on the appropriate meanings of relevant key words used in the patent claims.

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

For the fiscal years ended December 31, 2011, we recorded a net loss of $81.7 million. As of June 30, 2012, our accumulated deficit was $537.2 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past eight fiscal quarters, our revenue has ranged from $92.9 million to $130.1 million and our operating income (loss) has ranged from income of $4.1 million to a loss of $29.4 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

•

the timing of product releases or upgrades by us or by our competitors. In particular, if we fail to achieve targeted release dates for our future products, or convert lab trials and field evaluations by potential customers into purchase orders, our revenue and operating results may be negatively impacted;

•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;

•	availability of third party suppliers to provide contract engineering and installation services for us;

•

the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules; and

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past eight fiscal quarters, our gross margins have ranged from 35% to 50%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the customer’s purchasing our products and the product mix, including the relative mix of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower or negative margin common equipment;

•	price discounts negotiated by our customers;

•	introduction of new products, such as the DTN-X, with initial sales at relatively small volumes and higher product costs;

•	sales volume from each customer during the period;

•	the amount of equipment we sell or expect to sell for a loss in any given quarter;

•	increased price competition, including competition from low-cost producers from China;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.

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

Our future success depends on factors such as mobility, video and increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services to increase the amount of data transmitted over communications networks and the growth of optical communications networks to meet the increased demand for bandwidth. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical communications network products may not continue to grow and our product sales would be negatively impacted. In addition, if general economic conditions weaken, our customers and potential customers may slow or delay their purchase decisions, which would have an adverse effect on our business and financial condition.

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

We began shipping the new DTN-X platform in the second quarter of 2012. The risks associated with the introduction of new products, such as the DTN-X, include delays in the development or manufacturing, variations in costs, delays in customer purchases or reductions in price of our existing DTN platform in anticipation of this new introduction, difficulty in predicting customer demand for this new platform and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of the DTN-X and the risk that this new platform may have reliability, quality or other defects.

As we introduce new products, such as the DTN and DTN-X platforms, with some overlapping feature sets, we face the risk that customers may forego purchases of one product in favor of another product with similar, but greater, functionality. Accordingly, a portion of our DTN platform revenues will be impacted by this new product as some of our customers and prospects will choose to purchase the DTN-X platform in place of the DTN platform. Because the DTN-X platform is a new product for which customers may require additional testing requirements prior to acceptance, initial revenue recognition for the DTN-X platform may take longer than for sales of the DTN platform. Any delay in our ability to convert lab trials and field evaluations by potential customers into purchase orders, or in our ability to recognize revenue from the DTN-X may adversely impact our quarterly revenue results. In addition, if we are required to write off or write down a significant amount of inventory, our results of operations for the period would be adversely affected.

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

Substantial changes in the optical networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business, been acquired by other service providers, or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices which would have an adverse impact on our operating results.

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

Upgrades to our internal business processes and systems, and problems with the design or implementation of these systems and processes, could interfere with, and therefore harm, our business, operations and ability to maintain effective internal control over financial reporting.

The proper functioning of our internal business processes and systems is critical to the efficient operation and management of our business. If these systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to a number of operational risks.

At the beginning of the third quarter of 2012, we completed the initial implementation of a new enterprise resource planning (“ERP”) system. We have invested significant capital and human resources in the design and implementation of our new ERP system and related processes. Any disruptions or delays as a result of the implementation of the new system or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to process customer orders, ship products, provide service and support to our customers, bill and track our customers, fulfill contractual obligations, record and transfer information in a timely and accurate manner, effectively conduct our internal control over financial reporting, file SEC reports in a timely manner, or otherwise run our business. If the implementation adversely affects our ability to maintain effective internal control over financial reporting, our business, financial condition, and results of operations could be negatively impacted.

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

We are required to generate forecasts of future demands for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthening in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers.

If we overestimate demand for our products or particular elements of our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, we will face a risk of obsolescence and significant inventory write-downs and our fixed costs will be spread across fewer units, raising our per unit costs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipments and our ability to recognize revenue. If actual market conditions are less favorable than our internal projections, additional inventory write-offs may be required. In addition, we may be unable to meet our supply commitments to customers which could result in a loss of certain customer opportunities or a breach of our customer agreements that requires payment of damages for delay.

If our contract manufacturers do not perform as we expect, our business may be harmed.

We rely on third-party contract manufacturers to perform a significant portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers. There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules, particularly for international contract manufacturing sites;

•	reliance on the quality assurance procedures of third parties;

•	potential uncertainty regarding manufacturing yields and costs;

•	potential lack of adequate capacity during periods of high demand;

•	potential uncertainty related to the use of international contract manufacturing sites;

•	limited warranties on components supplied to us;

•	potential misappropriation of our intellectual property; and

•	potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions or natural disasters).

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

A relatively small number of customers account for a large percentage of our revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers.

Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful at doing so. In most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, and orders may be cancelled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers.

We are primarily dependent on a single product, and the lack of continued market acceptance of our DTN platform would harm our business.

Although we added the ATN platform as part of our product offering in 2009, and expect that the DTN-X product will generate revenue in 2012, our DTN platform accounts for substantially all of our revenue today and will continue to account for a significant majority of our business for the foreseeable future. As a result, our business could be harmed by:

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 7, 2012