Form 10-Q
period 2012-09-29
INFINERA CORP
filed 2012-11-06
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 31, 2012, 112,167,086 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 29, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$76,600	$94,458
Short-term investments	92,258	101,296
Accounts receivable, net of allowance for doubtful accounts of $94 in 2012 and $0 in 2011	91,544	80,616
Other receivables	3,245	1,346
Inventory	118,463	88,996
Deferred inventory costs	1,891	5,987
Prepaid expenses and other current assets	12,094	10,532

Total current assets	396,095	383,231

Property, plant and equipment, net	79,140	76,753
Deferred inventory costs, non-current	134	1,020
Long-term investments	10,361	54,315
Cost-method investment	9,000	9,000
Long-term restricted cash	3,615	3,047
Deferred tax asset	822	822
Other non-current assets	1,854	3,516

Total assets	$501,021	$531,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$45,292	$48,838
Accrued expenses	23,669	22,421
Accrued compensation and related benefits	18,280	18,966
Accrued warranty	6,911	5,692
Deferred revenue	17,267	22,781
Deferred tax liability	767	767

Total current liabilities	112,186	119,465

Accrued warranty, non-current	8,388	7,173
Deferred revenue, non-current	2,241	3,410
Other long-term liabilities	15,706	13,853

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares - 25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares – 500,000 as of September 29, 2012 and December 31, 2011 Issued and outstanding shares – 112,119 as of September 29, 2012 and 106,976 as of December 31, 2011	112	107
Additional paid-in capital	920,482	876,927
Accumulated other comprehensive loss	(1,816)	(2,195)
Accumulated deficit	(556,278)	(487,036)

Total stockholders’ equity	362,500	387,803

Total liabilities and stockholders’ equity	$501,021	$531,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenue:
Product	$98,853	$89,554	$269,087	$256,443
Ratable product and related support and services	450	847	1,504	2,583
Services	12,911	13,621	39,782	33,842

Total revenue	112,214	104,022	310,373	292,868

Cost of revenue:
Cost of product	66,510	57,449	181,851	158,607
Cost of ratable product and related support and services	102	167	459	846
Cost of services	4,102	5,757	13,762	12,608

Total cost of revenue	70,714	63,373	196,072	172,061

Gross profit	41,500	40,649	114,301	120,807

Operating expenses:
Research and development	27,912	31,694	90,573	95,902
Sales and marketing	19,285	17,545	55,304	46,437
General and administrative	12,508	13,112	35,912	40,256

Total operating expenses	59,705	62,351	181,789	182,595

Loss from operations	(18,205)	(21,702)	(67,488)	(61,788)

Other income (expense), net:
Interest income	175	205	678	742
Other gain (loss), net	(617)	188	(892)	(203)

Total other income (expense), net	(442)	393	(214)	539

Loss before income taxes	(18,647)	(21,309)	(67,702)	(61,249)
Provision for income taxes	434	497	1,540	1,145

Net loss	$(19,081)	$(21,806)	$(69,242)	$(62,394)

Net loss per common share
Basic	$(0.17)	$(0.21)	$(0.63)	$(0.59)

Diluted	$(0.17)	$(0.21)	$(0.63)	$(0.59)

Weighted average shares used in computing net loss per common share
Basic	111,579	106,264	110,216	104,936

Diluted	111,579	106,264	110,216	104,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net loss	$(19,081)	$(21,806)	$(69,242)	$(62,394)

Other comprehensive loss:
Unrealized gain (loss) on auction rate securities classified as available-for-sale investments	82	187	(143)	519
Unrealized gain (loss) on all other available-for-sale investments	69	(98)	189	(126)
Foreign currency translation adjustment	614	(722)	352	(571)
Tax related to available-for-sale investment	(18)	(36)	(19)	(158)

Net change in accumulated other comprehensive loss	747	(669)	379	(336)

Comprehensive loss	$(18,334)	$(22,475)	$(68,863)	$(62,730)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	September 29, 2012	September 24, 2011
Cash Flows from Operating Activities:
Net loss	$(69,242)	$(62,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,274	13,355
Provision for doubtful accounts	94	0
Provision for other receivables	0	563
Amortization of premium on investments	1,610	3,290
Stock-based compensation expense	31,684	37,427
Non-cash tax benefit	(18)	(130)
Other gain	(479)	(337)
Changes in assets and liabilities:
Accounts receivable	(11,021)	6,976
Other receivables	(2,228)	3,622
Inventories, net	(28,774)	12,333
Prepaid expenses and other assets	33	5,471
Deferred inventory costs	4,877	549
Accounts payable	(1,048)	(2,888)
Accrued liabilities and other expenses	3,690	(10,946)
Deferred revenue	(6,683)	(3,459)
Accrued warranty	2,434	(316)

Net cash provided by (used in) operating activities	(57,797)	3,116

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(50,134)	(206,829)
Purchase of cost-method investment	0	(4,500)
Proceeds from sale of available-for-sale investments	6,694	3,035
Proceeds from maturities and calls of investments	95,368	218,798
Proceeds from disposal of assets	0	262
Purchase of property and equipment	(22,238)	(23,236)
Advance to secure manufacturing capacity	0	(1,500)
Reimbursement of manufacturing capacity advance	50	375
Change in restricted cash	(564)	1,262

Net cash provided by (used in) investing activities	29,176	(12,333)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	11,280	9,964
Repurchase of common stock	(875)	(1,239)
Payments for purchase of assets under financing arrangement	0	(262)

Net cash provided by financing activities	10,405	8,463
Effect of exchange rate changes on cash	358	(254)
Net change in cash and cash equivalents	(17,858)	(1,008)
Cash and cash equivalents at beginning of period	94,458	113,649

Cash and cash equivalents at end of period	$76,600	$112,641

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$755	$852
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$738	$0
Non-cash settlement for manufacturing capacity advance	$275	$0

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

There have been no material changes in the Company’s significant accounting policies for the nine months ended September 29, 2012 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The Company adopted the guidance for ASU 2011-05 and ASU 2011-12 beginning in its fiscal quarter ended March 31, 2012. The adoption of the guidance resulted in a change in the format of certain presentation but did not have an impact on the Company’s financial position, results of operations or cash flow.

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

(Unaudited)

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

(Unaudited)

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

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of September 29, 2012, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of September 29, 2012, are as follows:

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

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a discount factor of 207 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of September 29, 2012, the Company held $3.1 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 200 bps for A3 rated securities.

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

(Unaudited)

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 29, 2012				As of December 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,295	$0	$0	$24,295	$53,208	$0	$0	$53,208
Certificates of deposit	0	4,523	0	4,523	0	16,778	0	16,778
Commercial paper	0	15,211	0	15,211	0	5,888	0	5,888
Corporate bonds	0	70,686	0	70,686	0	87,694	0	87,694
U.S. agency notes	0	0	0	0	0	9,999	0	9,999
U.S. treasuries	20,532	0	0	20,532	27,577	0	0	27,577
ARS	0	0	2,879	2,879	0	0	7,675	7,675

Total assets	$44,827	$90,420	$2,879	$138,126	$80,785	$120,359	$7,675	$208,819

Liabilities
Foreign currency exchange forward contracts	$0	$57	$0	$57	$0	$82	$0	$82

Total liabilities	$0	$57	$0	$57	$0	$82	$0	$82

During the three and nine months ended September 29, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2 financial assets and there were no transfers into or out of Level 3 financial assets.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Three Months Ended
	June 30, 2012	Total Net Gains Included in Other Comprehensive Loss		Calls		September 29, 2012
ARS - available-for-sale	2,796	83	(1)	0	(2)	2,879

	Nine Months Ended
	December 31, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		September 29, 2012
ARS - available-for-sale	7,675	143	(1)	(4,939	)(2)	2,879

	Three Months Ended
	June 25, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		September 24, 2011
ARS - available-for-sale	$7,903	$185	(1)	$(305	)(3)	$7,783

	Nine Months Ended
	December 25, 2010	Total Net Gains Included in Other Comprehensive Loss		Calls		September 24, 2011
ARS - available-for-sale	$7,790	$512	(1)	$(519	)(3)	$7,783

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three and nine months ended September 29, 2012 were $0 and $0.5 million, respectively.
(3)	Amount represents the fair market value of the securities called. Realized gains on these calls for three and nine months ended September 24, 2011 were $0.3 million and $0.5 million, respectively.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Investments at fair value were as follows (in thousands):

	September 29, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$24,295		$0	$0	$24,295
Certificates of deposit	4,524		0	(1)	4,523
Commercial paper	15,213		0	(2)	15,211
Corporate bonds	70,640		54	(8)	70,686
U.S. treasuries	20,529		4	(1)	20,532
ARS	2,715	(1)	164	0	2,879	(3)

Total available-for-sale investments	$137,916		$222	$(12)	$138,126

	December 31, 2011
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,208		$0	$0	$53,208
Certificates of deposit	16,797		0	(19)	16,778
Commercial paper	5,898		0	(10)	5,888
Corporate bonds	87,808		7	(121)	87,694
U.S. agency notes	9,998		2	(1)	9,999
U.S. treasuries	27,577		5	(5)	27,577
ARS	7,368	(2)	307	0	7,675	(3)

Total available-for-sale investments	$208,654		$321	$(156)	$208,819

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount represents the par value less $0.9 million of credit-related OTTI recognized through earnings in prior years.
(3)	Amount reflects investments in a continuous loss position for twelve months or longer.

As of September 29, 2012, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of no more than 15 months, and ARS have contractual maturity terms of up to 33.2 years. Proceeds from sales, maturities and calls of available-for-sale investments were $102.1 million and $221.8 million in the nine months ended September 29, 2012 and September 24, 2011, respectively. The specific identification method is used to account for gains and losses on available-for-sale investments.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the three and nine months ended September 29, 2012, $0 and $5.2 million of AAA rated ARS were called at par value, respectively. The realized gain for these ARS for the three and nine months ended September 29, 2012 were $0, and $0.5 million, respectively.

As of September 29, 2012, the Company held $3.1 million (par value) of A3 rated available-for-sale ARS. These remaining ARS had an insignificant net increase in fair value for the three months ended September 29, 2012. This change was recognized in Accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during the three and nine months ended September 29, 2012.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive income (loss) is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$7,368	$(884)	$1,619	$(1,312)	$307
Unrealized gain	0	0	143	0	143
Call on investments	(4,653)	498	(1,131)	845	(286)

Balance at September 29, 2012	$2,715	$(386)	$631	$(467)	$164

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would result in an insignificant amount in the credit loss related portion of the OTTI for the third quarter of 2012.

4. Cost-method Investment

In May 2010, the Company invested $4.5 million in a privately-held company and in August 2011, the Company invested an additional $4.5 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of September 29, 2012, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three and nine months ended September 29, 2012 and September 24, 2011.

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The forward contracts entered into during the three and nine months ended September 29, 2012 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 29, 2012, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and, accordingly, changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. For the three months ended September 29, 2012 and September 24, 2011, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $0.2 million and a gain of $0.3 million, respectively, included in Other gain (loss), net in the condensed consolidated statements of operations. For the nine months ended September 29, 2012 and September 24, 2011, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $0.4 million and a loss of $1.6 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 29, 2012		As of December 31, 2011
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$18,774	$(53)	$9,437	$(71)
Related to restricted cash	$1,456	$(4)	$1,455	$(11)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	September 29,	December 31,
	2012	2011
Inventory
Raw materials	$12,371	$12,081
Work in process	59,789	37,007
Finished goods (1)	46,303	39,908

Total inventory (2)	$118,463	$88,996

Property, plant and equipment, net:
Computer hardware	$8,954	$8,311
Computer software	15,445	7,584
Laboratory and manufacturing equipment	115,924	101,228
Furniture and fixtures	1,286	1,107
Leasehold improvements	33,397	26,736
Construction in progress	15,350	25,843

Subtotal	$190,356	$170,809
Less accumulated depreciation and amortization	(111,216)	(94,056)

Total property, plant and equipment, net	$79,140	$76,753

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,743	$5,705
Taxes payable	4,948	3,111
Royalties	1,058	1,309
Accrued rebate and customer prepay liability	619	4,078
Other accrued expenses	11,301	8,218

Total accrued expenses	$23,669	$22,421

(1)

Included in finished goods inventory at September 29, 2012 and December 31, 2011 were $7.6 million and $8.9 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)	As of September 29, 2012 and December 31, 2011, our inventory value had been reduced by $7.3 million and $7.3 million, respectively, for LCM adjustments.

The Company had $3.3 million of standby letters of credit outstanding as of September 29, 2012. These consisted of $1.4 million related to a value added tax license, $1.2 million related to a customer proposal guarantee and $0.7 million related to property leases. The Company had $2.7 million of standby letters of credit outstanding as of December 31, 2011. These consisted of $1.4 million related to a value added tax license, $0.8 million related to property leases and $0.5 million related to a customer proposal guarantee.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The components of Accumulated other comprehensive loss are as follows (in thousands):

	September 29, 2012	December 31, 2011
Accumulated unrealized gain on auction rate securities classified as available-for-sale investments	$164	$307
Accumulated unrealized holding gain (loss) on all other available-for-sale investments	47	(142)
Accumulated net unrealized loss on foreign currency translation adjustment	(1,255)	(1,607)
Accumulated tax effect on items related to available-for-sale investments	(772)	(753)

Total accumulated other comprehensive loss	$(1,816)	$(2,195)

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

The following table sets forth the computation of net loss per common share - basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Net loss	$(19,081)	$(21,806)	$(69,242)	$(62,394)
Weighted average common shares outstanding	111,579	106,264	110,216	104,936

Net loss per common share - basic and diluted	$(0.17)	$(0.21)	$(0.63)	$(0.59)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	September 29,	September 24,
	2012	2011
Stock options	9,348	9,903
RSUs	6,818	6,147
PSUs	1,405	2,599
ESPP	966	856
Warrants to purchase common stock	93	93

Total	18,630	19,598

9. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the ESPP. As of September 29, 2012, there were a total of 13.2 million shares available for grant under the Company’s 2007 Equity Incentive Plan.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Equity award activity as of September 29, 2012 and changes during the nine months ended September 29, 2012 were as follows (in thousands, except per share data):

	Number of Options	Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,873	$7.03	$7,924
Options granted	127	$7.18
Options exercised	(428)	$5.26	$1,025
Options canceled	(224)	$8.64

Outstanding at September 29, 2012	9,348	$7.07	$5,763

Vested and expected to vest at September 29, 2012	9,298		$5,763
Exercisable at September 29, 2012	7,177	$6.74	$5,763

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,957	$8.77	$37,407
RSUs granted	3,463	$7.60
RSUs released	(2,304)	$9.08	$16,763
RSUs canceled	(298)	$8.36

Outstanding at September 29, 2012	6,818	$8.10	$37,363

Expected to release at September 29, 2012	6,616		$36,257

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,595	$10.51	$16,304
PSUs granted	515	$7.85
PSUs released	(884)	$9.40	$5,448
PSUs canceled	(821)	$9.97

Outstanding at September 29, 2012	1,405	$10.56	$7,701

Expected to vest at September 29, 2012	1,396		$7,649

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $5.48 at September 28, 2012 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 29, 2012. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$5,546	1.3
RSUs	$37,310	2.0
PSUs	$2,103	0.9

Employee Stock Options

In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. The Company did not grant any options to employees during the three months ended September 29, 2012. During the nine months ended September 29, 2012, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 0.1 million shares of the Company’s common stock at a weighted-average exercise price of $7.18 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 5.7 years as of September 29, 2012. Total fair value of stock options granted to employees and members of the board of directors that vested during the three and nine months ended September 29, 2012 was approximately $1.4 million and $5.8 million, respectively, based on the grant date fair value. Total fair value of stock options granted to employees and members of the board of directors that vested during the three and nine months ended September 24, 2011 was approximately $2.2 million and $7.3 million, respectively, based on the grant date fair value.

The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Volatility	N/A	60%	65% - 68%	58% - 62%
Risk-free interest rate	N/A	1.80%	0.7% - 1.0%	1.70% - 2.60%
Expected life	N/A	5.3 years	4.0 - 5.3 years	4.6 - 5.5 years
Estimated fair value	N/A	$3.85	$3.75 - $3.76	$3.47 - $4.63
Stock-based compensation expense (in thousands)	$2,553	$3,085	$7,121	$9,585

N/A	- not applicable because the Company did not grant any options to employees during the three months ended September 29, 2012.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Volatility	54%	51%	54% - 57%	51% - 66%
Risk-free interest rate	0.17%	0.12%	0.16% - 0.17%	0.12% - 0.20%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.73	$2.09	$1.73 - $2.63	$2.09 - $2.70
Stock-based compensation expense (in thousands)	$895	$715	$2,653	$2,648

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock Units

During the three and nine months ended September 29, 2012, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.1 million and 3.5 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 29, 2012 and September 24, 2011 was approximately $6.9 million and $20.6 million, respectively, and $6.3 million and $18.9 million, respectively.

Performance Stock Units

During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During the nine months ended September 29, 2012, the Company released 0.7 million of PSUs based on a payout of 0.5 of the target number of PSUs. As of September 29, 2012, 0.9 million PSUs granted in 2009 remained outstanding and are scheduled to vest on January 1, 2013, subject to the performance criteria set forth above.

Pursuant to the Company’s 2007 Equity Incentive Plan, during the nine months ended September 29, 2012, the Company granted 0.5 million PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific financial performance metrics and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled.

Amortization of stock-based compensation related to PSUs in the three and nine months ended September 29, 2012 and September 24, 2011 was approximately $1.0 million and $2.8 million, respectively, and $2.4 million and $6.6 million, respectively.

Common Stock Warrants

As of September 29, 2012, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

			September 29, 2012	December 31, 2011
Stock-based compensation effects in inventory			$4,333	$3,479
Stock-based compensation effects in deferred inventory cost			$74	$179
Stock-based compensation effects in fixed assets			$5	$36

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$683	$722	$1,975	$2,213
Research and development	3,439	3,745	10,454	11,075
Sales and marketing	2,685	2,216	7,648	6,501
General and administration	2,804	4,410	7,732	14,021

	9,611	11,093	27,809	33,810
Cost of revenue - amortization from balance sheet (1)	1,706	1,487	3,875	3,617

Total stock-based compensation expense	$11,317	$12,580	$31,684	$37,427

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

10. Income Taxes

Provision for income taxes for the three and nine months ended September 29, 2012 was $0.4 million and $1.5 million, respectively, or negative 2.3% for each period, on a pre-tax loss of $18.6 million and $67.7 million, respectively. This compares to a tax provision of $0.5 million and $1.1 million, or negative 2.3% and 1.9%, on a pre-tax loss of $21.3 million and $61.2 million, respectively, for the three and nine months ended September 24, 2011. The difference between the Company’s effective tax rates and the U.S. federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher tax expense in 2012 relates to higher foreign income and associated taxes, the expiration of the Indian tax holiday on March 31, 2011, and the release of $0.2 million of tax reserves in 2011 due to statute of limitations lapses.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 29, 2012 and December 31, 2011. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in the valuation allowance.

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

(Unaudited)

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Americas:
United States	$79,094	$67,540	$215,782	$205,306
Other Americas	3,716	5,024	9,223	7,148

	$82,810	$72,564	$225,005	$212,454
Europe, Middle East and Africa	27,515	25,964	76,944	69,601
Asia Pacific	1,889	5,494	8,424	10,813

Total revenue	$112,214	$104,022	$310,373	$292,868

Property, plant and equipment, net

			September 29, 2012	December 31, 2011
United States			$77,061	$74,340
Other Americas			232	230
Europe, Middle East and Africa			17	0
Asia Pacific			1,830	2,183

Total property, plant and equipment, net			$79,140	$76,753

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Beginning balance	$13,702	$10,694	$12,865	$11,422
Charges to operations	4,241	2,547	10,065	6,278
Utilization	(1,684)	(1,738)	(5,488)	(5,033)
Change in estimate (1)	(960)	(399)	(2,143)	(1,563)

Balance at the end of the period	$15,299	$11,104	$15,299	$11,104

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

Cheetah Patent Infringement Litigation

On March 30, 2012, the Board of Patent Appeals and Interferences (the “BPAI”) affirmed the U.S. Patent and Trademark Office’s allowance of the claims in the reexamination of U.S. Patent No. 7,142,347 and U.S. Patent No. 6,795,605. The Company filed a request for reconsideration with the BPAI on April 30, 2012, which was denied in a Decision on Request for Rehearing dated September 27, 2012.

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

Cambrian Science Patent Infringement Litigation

On March 7, 2012, the U.S. District Court for the Central District of California (the “Court”) denied the Company’s request to stay the case alleging infringement of U.S. Patent No. 6,775,312 with respect to each of the customer defendants. The Court has scheduled a claim construction hearing for November 20, 2012, during which the Company will present evidence on the appropriate meanings of relevant key words used in the patent claims.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 29, 2012, the Company has not accrued or recorded any such material liabilities.

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

Overview

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can best be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators efficiently scale their network bandwidth without significant increases in space, power or operational workload.

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

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth from video, mobility and cloud computing with high-capacity networks migrating from 10 Gigabits per second (“Gbps”) and 40 Gbps wavelength solutions to newly available 100 Gbps solutions. In order to meet the growing bandwidth demands of our customers, we introduced our 40 Gbps non-PIC based solution in the third quarter 2011 and we launched our DTN-X platform, a 100 Gbps platform based on our 500 Gbps PICs with a 5 Terabit OTN switch in September 2011 and completed our first shipments for customer deployment in the second quarter of 2012. The DTN, DTN-X and ATN platforms are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

Our goal is to be the leading provider of optical networking systems to communications service providers, internet content providers, cable operators, subsea network operators, and others. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro WDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages on a time-to-market basis.

As of September 29, 2012, we have sold our network systems for deployment in the optical networks of 106 customers worldwide, including Colt, Cox Communications, Deutsche Telekom, Equinix, Interoute, KVH, TeliaSonera, Level 3, NTT, OTE, Pacnet and XO Communications. We currently have 41 customers enjoying the benefits of an ATN platform and 35 of those have deployed an integrated ATN-DTN solution. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. One customer accounted for over 10% of our revenue in the three months ended September 29, 2012. No customer accounted for over 10% of our revenue in the three months ended September 24, 2011. One customer accounted for over 10% of our revenue in each of the nine months ended September 29, 2012 and September 24, 2011. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders for our products.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally as needed to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 99% and 98% of our revenue from direct sales to customers for the three and nine months ended September 29, 2012, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2012 will range from $250 million to $255 million, including stock-based compensation expense of approximately $40 million to $45 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 29, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	September 29, 2012	% of total revenue	September 24, 2011	% of total revenue
Revenue:
Product	$98,853	88%	$89,554	86%
Ratable product and related support and services	450	0%	847	1%
Services	12,911	12%	13,621	13%

Total revenue	$112,214	100%	$104,022	100%

Cost of revenue:
Product	$66,510	59%	$57,449	55%
Ratable product and related support and services	102	0%	167	0%
Services	4,102	4%	5,757	6%

Total cost of revenue	$70,714	63%	$63,373	61%

Gross profit	$41,500	37%	$40,649	39%

	Nine Months Ended
	September 29,	% of total	September 24,	% of total
	2012	revenue	2011	revenue
Revenue:
Product	$269,087	87%	$256,443	88%
Ratable product and related support and services	1,504	0%	2,583	1%
Services	39,782	13%	33,842	12%

Total revenue	$310,373	100%	$292,868	100%

Cost of revenue:
Product	$181,851	59%	$158,607	54%
Ratable product and related support and services	459	0%	846	0%
Services	13,762	4%	12,608	5%

Total cost of revenue	$196,072	63%	$172,061	59%

Gross profit	$114,301	37%	$120,807	41%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Total revenue by geography
Domestic	$79,094	$67,540	$215,782	$205,306
International	33,120	36,482	94,591	87,562

	$112,214	$104,022	$310,373	$292,868

% Revenue by geography
Domestic	70%	65%	70%	70%
International	30%	35%	30%	30%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$111,191	$100,680	$305,202	$284,128
Indirect	1,023	3,342	5,171	8,740

	$112,214	$104,022	$310,373	$292,868

% Revenue by sales channel
Direct	99%	97%	98%	97%
Indirect	1%	3%	2%	3%

	100%	100%	100%	100%

Revenue

Total revenue increased to $112.2 million for the three months ended September 29, 2012 from $104.0 million for the corresponding period in 2011. For the nine months ended September 29, 2012, total revenue increased to $310.4 million from $292.9 million for the corresponding period in 2011. Revenues in the three and nine months ended September 29, 2012 were positively impacted by the recognition of revenues from sales our new DTN-X platform in the third quarter of 2012. These revenues included sales to existing customers transitioning their higher capacity network deployments to the DTN-X and new customers purchasing our digital optical network solutions for the first time. In addition, we also deployed the DTN platform with three new customers in the third quarter of 2012. Revenues for the three and nine months ended September 24, 2011 were negatively impacted when customers who required higher capacity network solutions in advance of the availability of our 40 Gbps and 100 Gbps systems purchased competitor products for portions of their networks.

International revenue decreased to 30% of total revenue for the three months ended September 29, 2012 from 35% of total revenue in the corresponding period in 2011 due to reduced revenues from Asia Pacific and Other Americas. While we expect international revenues to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $98.9 million for the three months ended September 29, 2012 from $89.6 million for the corresponding period in 2011. Total product revenue increased to $269.1 million for the nine months ended September 29, 2012 from $256.4 million for the corresponding period in 2011. Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14 as further discussed in Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 6, 2012, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue decreased to $0.5 million for the three months ended September 29, 2012 from $0.8 million for the corresponding period in 2011. Total ratable revenue decreased to $1.5 million for the nine months ended September 29, 2012 from $2.6 million for the corresponding period in 2011. These decreases were due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14.

Total services revenue decreased to $12.9 million for the three months ended September 29, 2012 from $13.6 million for the corresponding period in 2011 primarily reflecting decreased revenue of $1.4 million from deployment services revenue partially offset by increased revenue of $0.2 million from extended hardware warranty, $0.2 million from spares management related services and $0.3 million from training revenue and other services. Total services revenue increased to $39.8 million for the nine months ended September 29, 2012 from $33.8 million for the corresponding period in 2011 primarily reflecting increased revenue of $1.8 million from deployment services revenue, $1.7 million from extended hardware warranty revenue, $1.4 million from spares management services revenue, $0.5 million from training revenue, $0.3 million from first line management services revenue and $0.3 million from managed services revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin decreased to 37% in the three months ended September 29, 2012 from 39% in the corresponding period in 2011. Gross margin in the third quarter of 2012 reflected the recognition of revenues from the sale of our first DTN-X systems. These systems represented early production units and as such had a higher product cost. In addition, while our sales of higher margin tributary modules were consistent with prior periods, our lower margin new footprint sales increased as we began DTN-X deployments.

Gross margin decreased to 37% in the nine months ended September 29, 2012 from 41% in the corresponding period in 2011. This decrease primarily reflects the inclusion of pre-production costs associated with the DTN-X in the first half of 2012 and the recognition of revenues from the sale of our first DTN-X systems in the third quarter of 2012. In addition, we experienced a higher level of lower margin new footprint sales in the third quarter of 2012 as we began DTN-X deployments. Competition for new 100 Gbps deployments has been strong and this has resulted in a competitive pricing environment for new deployments during the three and nine months ended September 29, 2012.

Based on our current outlook, we expect pressure on gross margins for the remainder of 2012 reflecting competitive pricing, the impact of early product cycle production costs for the DTN-X and increased levels of lower margin new footprint sales. We do not have the visibility necessary to accurately predict quarterly gross margins beyond this time horizon.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	September 29,	% of total	September 24,	% of total
	2012	revenue	2011	revenue
Operating expenses:
Research and development	$27,912	25%	$31,694	30%
Sales and marketing	19,285	17%	17,545	17%
General and administrative	12,508	11%	13,112	13%

Total operating expenses	$59,705	53%	$62,351	60%

	Nine Months Ended
	September 29,	% of total	September 24,	% of total
	2012	revenue	2011	revenue
Operating expenses:
Research and development	$90,573	29%	$95,902	32%
Sales and marketing	55,304	18%	46,437	16%
General and administrative	35,912	12%	40,256	14%

Total operating expenses	$181,789	59%	$182,595	62%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Research and development	$3,439	$3,745	$10,454	$11,075
Sales and marketing	2,685	2,216	7,648	6,501
General and administration	2,804	4,410	7,732	14,021

Total	$8,928	$10,371	$25,834	$31,597

Research and Development Expenses

Research and development expenses decreased by $3.8 million in the three months ended September 29, 2012 compared to the corresponding period in 2011 primarily due to decreased headcount and personnel-related costs of $2.6 million, decreased spending on materials, equipment and software of $1.1 million and decreased professional outside services and other costs of $0.4 million during the three months ended September 29, 2012 as compared to the corresponding period in 2011. These decreases were partially offset by higher depreciation costs of $0.3 million and increased stock-based compensation expenses of $0.1 million.

Research and development expenses decreased by $5.3 million in the nine months ended September 29, 2012 compared to the corresponding period in 2011 primarily due to decreased headcount and personnel-related costs of $5.3 million, decreased spending on materials, equipment and software of $2.9 million, and decreased stock-based compensation expense of $0.2 million. These decreases were partially offset by higher depreciation expense of $1.7 million and increased spending on professional outside services and other costs of $1.4 million.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.7 million in the three months ended September 29, 2012 compared to the corresponding period in 2011 primarily due to increased expenses for customer lab trials of $1.3 million, stock-based compensation expenses of $0.5 million, compensation and personnel-related expenses of $0.1 million, offset by decreased marketing expenses of $0.2 million.

Sales and marketing expenses increased by $8.9 million in the nine months ended September 29, 2012 compared to the corresponding period in 2011 primarily due to $3.7 million in compensation and personnel-related expenses due to increased headcount, increased stock-based compensation expense of $1.1 million, increased expenses for customer lab trials of $3.0 million, increased travel and related expenses of $0.8 million, and increased facilities and other costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million in the three months ended September 29, 2012 compared to the corresponding period in 2011 primarily due to decreased stock-based compensation expense of $1.6 million and decreased compensation expense of $0.3 million. These decreases were offset by increased professional services and other costs of $1.3 million.

General and administrative expenses decreased by $4.3 million in the nine months ended September 29, 2012 compared to the corresponding period in 2011 primarily due to decreased stock-based compensation expense of $6.3 million and decreased facilities and other costs of $0.3 million. These decreases were partially offset by increased outside professional services and other costs of $1.1 million and increased cash compensation of $0.5 million.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands)
Interest income	$175	$205	$678	$742
Other gain (loss), net	(617)	188	(892)	(203)

Total income (expense), net	$(442)	$393	$(214)	$539

Interest income changed by insignificant amounts in the three and nine months ended September 29, 2012 compared to the corresponding periods in 2011. The changes were mainly due to lower total investments during the period.

Other gain (loss), net for the three months ended September 29, 2012 included a loss of $0.6 million of realized and unrealized foreign currency transactions. Other gain (loss), net for the three months ended September 24, 2011 included a loss of $0.1 million of realized and unrealized foreign currency transactions and a gain of $0.2 million related to an insurance claim settlement.

Other gain (loss), net for the nine months ended September 29, 2012 included a loss of $1.4 million of realized and unrealized foreign currency transactions partially offset by $0.5 million of realized gain as a result of our AAA rated ARS called at par value during the second quarter of 2012. Other gain (loss), net for the nine months ended September 24, 2011 included a loss of $0.8 million of realized and unrealized foreign currency transactions, a gain of $0.3 million from the sale of assets and a gain of $0.2 million related to an insurance claim settlement.

Income Tax Provision (Benefit)

Provision for income taxes for the three and nine months ended September 29, 2012 was $0.4 million and $1.5 million, respectively, or negative 2.3% for each period, on a pre-tax loss of $18.6 million and $67.7 million, respectively. This compares to a tax provision of $0.5 million and $1.1 million, or negative 2.3% and 1.9%, on a pre-tax loss of $21.3 million and $61.2 million, respectively, for the three and nine months ended September 24, 2011. The difference between our effective tax rates and the U.S. federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The higher tax expense in 2012 relates to higher foreign income and associated taxes, the expiration of the Indian tax holiday on March 31, 2011, and the release of $0.2 million of tax reserves in 2011 due to statute of limitations lapses.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of September 29, 2012 and December 31, 2011. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in the valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(57,797)	$3,116
Investing activities	$29,176	$(12,333)
Financing activities	$10,405	$8,463

	September 29, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$76,600	$94,458
Short-term and long-term investments	102,619	155,611
Short-term and long-term restricted cash	3,615	3,047

	$182,834	$253,116

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. As of September 29, 2012, long-term investments include $3.1 million (par value) of available-for-sale ARS. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the nine months ended September 29, 2012 was $57.8 million as compared to $3.1 million of net cash provided by operating activities for the corresponding period in 2011. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the nine months ended September 29, 2012 was $69.2 million, which included non-cash charges of $50.2 million, compared to a net loss of $62.4 million in the corresponding period in 2011, including non-cash charges of $54.2 million.

Net cash used to fund working capital was $38.7 million for the nine months ended September 29, 2012. This increase in working capital requirements was primarily related to the introduction of our DTN-X platform. Inventory levels increased by $28.8 million as we added inventory for DTN-X while maintaining DTN levels. Accounts receivable increased by $13.2 million primarily due to the timing of acceptance and invoicing of DTN-X deployments during the third quarter of 2012. We expect our accounts receivables metrics to improve in the fourth quarter of 2012. Accrued liabilities increased by $3.7 million primarily related to external services performed but not invoiced by vendors in the quarter.

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

Investing Activities

Net cash provided by investing activities in the nine months ended September 29, 2012 was $29.2 million compared to net cash used by investing activities of $12.3 million in the corresponding period of 2011. Investing activities for the nine months ended September 29, 2012 included net proceeds of $51.9 million from purchases, maturities, calls and sales of investments in the period partially offset by $22.2 million of capital expenditures. Investing activities for the nine months ended September 24, 2011 included net proceeds of $15.0 million from purchases, maturities, calls and sales of investments in the period offset by $23.2 million of capital expenditures. We also invested an additional $4.5 million in an existing cost-method equity investment during the third quarter of 2011.

Financing Activities

Net proceeds from financing activities in the nine months ended September 29, 2012 and September 24, 2011 were $10.4 million and $8.5 million, respectively, primarily related to proceeds from the issuance of common stock under our stock-based compensation plans of $11.3 million and $10.0 million, respectively. Net proceeds in the nine months ended September 29, 2012 and September 24, 2011 were offset by $0.9 million and $1.2 million, respectively, related to the repurchase of shares from employees to satisfy minimum tax withholdings.

Liquidity

In 2009, we determined that the present value of the expected cash flows for our ARS was below their par value, and recorded an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value. During the nine months ended September 29, 2012, $5.0 million (par value) of AAA rated ARS were called at par value. As of September 29, 2012, we held $3.1 million (par value) with a fair value of $2.9 million of available-for-sale A3 rated ARS. These remaining ARS have a contractual maturity term of up to 33.2 years and it is not clear when we will be able to liquidate this investment.

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

For 2012, capital expenditures are expected to be in the range of approximately $25 million to $30 million, primarily for product development. In addition, we may continue to experience an increase in working capital requirements as we ramp volume shipments of our DTN-X platform.

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

Off-Balance Sheet Arrangements

As of September 29, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect transactions and that established policies and procedures are followed. We implemented an enterprise resource planning (“ERP”) system during the third quarter of 2012, which resulted in a change to our system of internal control over financial reporting.

We have implemented the ERP system to improve standardization and automation, and not in response to a deficiency in our internal control over financial reporting. We believe that the implementation of the ERP system and related changes to internal controls will enhance our internal controls over financial reporting while providing the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows. A complete description of our legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 6, 2012. Any updates to the information contained in our Annual Report on Form 10-K are set forth below.

Cheetah Patent Infringement Litigation

On March 30, 2012, the Board of Patent Appeals and Interferences (the “BPAI”) affirmed the U.S. Patent and Trademark Office’s allowance of the claims in the reexamination of U.S. Patent No. 7,142,347 and U.S. Patent No. 6,795,605. We filed a request for reconsideration with the BPAI on April 30, 2012, which was denied in a Decision on Request for Rehearing dated September 27, 2012.

Based on the information available at this time, we have concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, we have made no provision for this lawsuit in our financial statements. Factors that we considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the re-examination of the underlying patents at issue by the U.S. Patent and Trademark Office, the status of the plaintiff as a non-operating entity, and the lack of any specific amount (or range of amounts) for the alleged damages sought in the complaint.

Cambrian Science Patent Infringement Litigation

On March 7, 2012, the U.S. District Court for the Central District of California (the “Court”) denied our request to stay the case alleging infringement of U.S. Patent No. 6,775,312 with respect to each of the customer defendants. The Court has scheduled a claim construction hearing for November 20, 2012, during which we will present evidence on the appropriate meanings of relevant key words used in the patent claims.

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

For the fiscal year ended December 31, 2011, we recorded a net loss of $81.7 million. As of September 29, 2012, our accumulated deficit was $556.3 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past eight fiscal quarters, our revenue has ranged from $92.9 million to $117.1 million and our operating loss has ranged from $2.8 million to $29.4 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past eight fiscal quarters, our gross margins have ranged from 35% to 49%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the customers purchasing our products and the product mix, including the relative mix of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower or negative margin common equipment;

•	price discounts negotiated by our customers;

•	introduction of new products, such as the DTN-X platform, with initial sales at relatively small volumes and higher product costs;

•	sales volume from each customer during the period;

•	the amount of equipment we sell or expect to sell for a loss in any given quarter;

•	increased price competition, including competition from low-cost producers from China;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.

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

We began shipping our new DTN-X platform in the second quarter of 2012 and recognized initial revenues in the third quarter of 2012. The risks associated with the introduction of new products, such as the DTN-X, include delays in the development or manufacturing, variations in costs, delays in customer purchases or reductions in price of our existing DTN platform in anticipation of this new introduction, difficulty in predicting customer demand for this new platform and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of the DTN-X and the risk that this new platform may have reliability, quality or other defects.

As we introduce new products with some overlapping feature sets, we face the risk that customers may forego purchases of one product in favor of another product with similar, but greater, functionality. Accordingly, a portion of our DTN platform revenues will be impacted by this new product as some of our customers and prospects will choose to purchase the DTN-X platform in place of the DTN platform. Because the DTN-X platform is a new product for which customers may require additional testing requirements prior to acceptance, initial revenue recognition for the DTN-X platform may take longer than for sales of the DTN platform. Any delay in our ability to convert lab trials and field evaluations by potential customers into purchase orders, or in our ability to recognize revenue from the DTN-X may adversely impact our quarterly revenue results. In addition, if we are required to write off or write down a significant amount of inventory, our results of operations for the period would be adversely affected.

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

Competition in the optical networking equipment market is intense, and we expect such competition to increase. A number of very large companies have historically dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Nokia-Siemens Networks, Tellabs and ZTE Corporation. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installations, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

We implemented an enterprise resource planning (“ERP”) system during the third quarter of 2012, which resulted in a change to our system of internal control over financial reporting. Any disruptions or delays as a result of the implementation of the new system or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to run our business. If the implementation adversely affects our ability to maintain effective internal control over financial reporting, our business, financial condition, and results of operations could be negatively impacted.

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

If we overestimate demand for our products or particular elements of our products and increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, we will face a risk of obsolescence and significant inventory write-downs and our fixed costs will be spread across fewer units, raising our per unit costs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipments and our ability to recognize revenue. If actual market conditions are less favorable than our internal projections, additional inventory write-offs may be required. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements that requires payment of damages for delay.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that we and Level 3 infringe on two Cheetah patents. In addition, Cambrian Science has filed suit against us and seven of our customers alleging that the use of our DTN platform by our customers infringes upon a Cambrian Science patent. Information regarding these matters is set forth in Part II, Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. In the event that Cheetah or Cambrian Science is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, particularly the Euro. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the U.S. dollar against the Euro, could have a material impact on our revenue in future periods. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in Euro. These hedging programs reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates which could negatively affect our results of operations and financial condition.

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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any filings.

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

Date:	November 6, 2012