Form 10-K
period 2012-12-29
INFINERA CORP
filed 2013-03-05
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $509,611,108 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 25, 2013, 115,393,300 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 29, 2012

Part I

ITEM 1.	BUSINESS

Overview

Infinera Corporation (“we” or “Infinera”) provides optical networking equipment, software and services to communications service providers, internet content providers, cable operators and subsea network operators (collectively, “Service Providers”) across the globe. Optical networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, 3G/4G mobile broadband, business Ethernet services, cloud-based services and wholesale bandwidth services. We first introduced the Infinera Digital Optical Network architecture to Service Providers in 2004. This architecture is based on optical network platforms built with Infinera’s unique photonic integrated circuits (“PICs”). As of December 29, 2012, 111 Service Providers have selected Infinera’s optical architecture platform to efficiently grow and manage their optical networks.

Infinera manufactures what we believe to be the world’s only commercially-deployed, large-scale PICs, which are used as a key differentiating component inside our optical transport platforms. Our first generation PICs transmit and receive 100 Gigabits per second (“Gbps”) of optical transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of indium phosphide chips approximately the size of a fingernail. Our next-generation PICs, now commercially available, transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of indium phosphide chips. Our PICs are combined with high-performance Optical Transport Network (“OTN”) switching capabilities in our Digital Optical Network architecture to offer Service Providers a unique combination of highly-scalable transmission capacity and bandwidth management tools to efficiently and simply utilize such capacity across platforms.

Many Service Providers are looking for new network architectures to respond to continued demand for bandwidth across their networks. These architectural changes include scaling optical transmission capacities from 10 Gbps and 40 Gbps to 100 Gbps and integrating OTN switching capabilities within the optical transport platform. Infinera’s DTN platform currently supports 10 Gbps and 40 Gbps transmission capacity combined with integrated switching capabilities. Infinera’s DTN-X platform supports 100 Gbps transmission capacity with 500 Gbps super-channels and also integrates our 5 terabits per second (“Tbps”) OTN switch in a single bay. The DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver high-capacity transmission while optimizing power, cooling, space and operational simplicity.

Similar to how silicon integrated circuits changed the dynamics of the computing industry by increasing computing performance and reliability while reducing physical size, power consumption and heat dissipation, we believe Infinera’s PICs change the dynamics of the optical network industry by increasing optical performance and reliability while reducing physical size, power consumption and heat dissipation. We fabricate PICs and develop the software and hardware that together comprise the optical network platforms at the foundation of our Digital Optical Network architecture. We sell these optical network platforms to Service Providers along with a comprehensive suite of installation, management and support services. We believe that Service Providers facing increasing demand for greater optical network transmission capacity and the need for more favorable network economics will adopt our DTN-X platform.

“Infinera,” “Infinera DTN,” “Infinera DTN-X,” “ATN,” “Infinera Digital Optical Network,” “FlexCoherent,” “Infinera Instant Bandwidth,” and other trademarks or service marks of Infinera Corporation appearing in this report are the property of Infinera Corporation. This report contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Infinera was founded in December 2000, originally operated under the name “Zepton Networks,” and is headquartered in Sunnyvale, California. We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200.

Industry Background

Optical networking equipment carries digital information using light waves over fiber optic networks. The advent of wavelength division multiplexing (“WDM”) systems has enabled the transmission of larger amounts of data by using multiple wavelengths over a single optical fiber. Service Providers often use WDM systems to carry communications traffic between cities, referred to as long-haul networks, and within large metropolitan areas, referred to as metro networks. Fiber optic networks are generally capable of carrying most types of communications traffic, from conventional long-distance telephone calls, to e-mails, web sessions and to high-definition video streaming. As service traffic grows, Service Providers add transmission capacity to existing optical networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion.

We believe that a number of trends in the communications industry are increasing demand for network capacity and ultimately will increase demand for optical networking systems. These trends include growth in bandwidth-intensive services like video, the proliferation of 4G and WiFi mobile broadband due to the availability of smartphones and tablets, the emergence of cloud services and the continued expansion of online business and information services.

We believe that Service Providers seek the following solutions that will allow them to increase their profit margins and/or expand their service offerings:

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

We believe that Infinera’s Digital Optical Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components. We believe that our Digital Optical Network architecture enables Service Providers to deploy reliable, high-capacity, efficient optical network solutions that are easy to use and improve the integration between the layers of Service Provider networks with the lowest Total Cost of Ownership.

The Infinera Strategy

Our goal is to be a preeminent provider of optical networking systems to Service Providers around the world. Key aspects of our strategy to achieve this goal are as follows:

•

Increasing our customer base. We continue to diversify our customer base across multiple customer segments including, long-haul network operators, regional and metro network operators, Tier 1 telecommunications service providers, bandwidth wholesalers, subsea network operators, cable multiple systems operators (“MSOs”) and internet content providers. In 2013 and beyond, we intend to increase our penetration with existing customers while leveraging our new DTN-X platform to target, in particular, Tier 1 U.S. and international telecommunications service providers, including U.S. regional Bell operating companies, international postal, telephone and telegraph companies, and other operators of fiber optic networks around the world. In 2012, we increased our presence outside of the United States, with the addition of new customers in Europe and Asia Pacific (“APAC”), as well as deployments in the Other Americas. We also had continued success in the submarine market, as subsea network operators deployed Infinera systems over existing subsea networks to increase capacity and utilize the efficiencies of our Digital Optical Network.

•

Penetrating adjacent markets. We believe that our Digital Optical Network architecture can further benefit submarine network operators and operators with networks that extend to the metro edge. We intend to increase our addressable markets by continually adding functionality to our products and by developing the service and support infrastructure needed to address these markets.

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

Our DTN platform is modular in design to provide Service Providers with the ability to add capacity in a cost-efficient manner. The initial deployment of our DTN platform at a customer site involves the installation of a line system (including common equipment, such as a chassis, amplifiers, management controllers and related equipment). Service Providers can increase the capacity of the DTN platform by purchasing our Digital Line Modules, Tributary Adapter Modules and Tributary Optical Modules. We believe that the density and the modular architecture of the DTN platform enable significant flexibility and scalability for Service Providers. Our current DTN platform delivers 10 Gbps and 40 Gbps wavelengths enabling fiber capacity from 1.6 Tbps to 6.4 Tbps.

Our DTN platform is carrier-class, which means that it complies with applicable Telcordia and equivalent major international standards for central office-based network elements. Our DTN platform supports a broad range of optical service interfaces including Ethernet (1 Gigabit Ethernet (“GbE”), 10 GbE, 40 GbE and 100GbE) and separate synchronous optical network/synchronous digital hierarchy.

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

Infinera Line System

Infinera’s Digital Optical Network platforms are built upon and connected to one another using an optical “line system.” The Infinera Line System (“ILS”) provides optical amplification and enables the management communication channels between network nodes. ILS currently supports up to 6.4 Tbps of optical capacity on a single fiber using the DTN platform and up to 8 Tbps of capacity using the DTN-X platform. ILS is fully integrated into Infinera’s management and control software and can be managed seamlessly across platforms. Infinera’s bandwidth management capabilities allow our customers to manage and utilize the available capacity as a single pool of bandwidth to satisfy customer requirements, including services at speeds from 1 Gbps up to 100 Gbps.

Infinera DTN-X Platform

Commercial shipments of the Infinera DTN-X platform began in the second quarter of 2012 and we recognized significant revenue from the platform in the second half of the year. The DTN-X platform is based on our third generation 500 Gbps PICs that integrate more than 600 discrete optical functions delivering the world’s first 500 Gbps FlexCoherent super-channels, based on 100 Gbps per channel. The DTN-X platform delivers a step function improvement in network economics to help Service Providers more efficiently manage the explosive growth of traffic brought on by video, mobile and cloud-based services. The DTN-X platform is a next-generation multi-terabit packet optical transport platform that is fundamentally three products in one:

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

We believe that the convergence of network layers can only be achieved when the best in class performance of each individual layer is realized in a single platform. In most competitive solutions, a Service Provider must make a choice between maximizing either the system’s transmission capacity or its OTN switching capability. The DTN-X platform, unlike other competitive offerings, was designed to converge switching with DWDM transport without compromising overall system functionality. The purpose-built design centers around three unique technology building blocks – PICs paired with a FlexCoherent Processor, custom switching application-specific integrated circuits (“ASICs”) and intelligent Generalized MPLS (“GMPLS”) software. We believe that it is the only platform available in the market that will allow all components, including the optical functions based on our PIC technology, to scale in a manner consistent with Moore’s Law-like semiconductor manufacturing economics and, therefore, deliver simultaneously best-of-breed switching, integrated with best-of-breed DWDM.

Infinera ATN Platform

The Infinera ATN platform is a state-of-the-art coarse WDM and DWDM aggregation and transport solution designed with 400 Gbps of total capacity. The ATN platform can be used to extend the Digital Optical Network architecture benefits of the DTN and DTN-X platforms, and can also be used as a standalone WDM access system.

Implementing numerous features in support of simplicity of use and operation, the ATN platform is a cost-effective, efficient multiservice aggregation and transport platform. The ATN platform supports direct wavelength connectivity to DTN and DTN-X nodes, reducing equipment costs and providing unique network management capabilities across our integrated Digital Optical Networks.

Infinera IQ Network Operating System

The Infinera IQ Network Operating System is our embedded software operating system, which enables our Service Providers to simplify and speed up the tasks they perform to deliver, differentiate, and manage services and to optimize the utilization of their networks. The IQ Network Operating System for the DTN and DTN-X platforms utilize GMPLS for end-to-end provisioning, protection and restoration services, and a host of performance monitoring and software-definable testing capabilities. The ATN platform supports end-to-end provisioning through software features similar to the DTN and DTN-X platforms.

Infinera Management Suite

The Infinera Management Suite is a broad set of standards-based network and element management tools and operations support system integration interfaces that are used by Service Providers to manage their DTN, DTN-X and ATN platforms. Our management suite software includes our Digital Network Administrator, a scalable, robust, feature-rich element management system, and our Graphical Node Manager, an easy-to-use web-based management interface. Our hardware products, the DTN, DTN-X and ATN platforms, are managed in an integrated fashion by the Infinera Management Suite.

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

Our DTN and DTN-X platforms transmit optical capacity, in increments of 100 Gbps and 500 Gbps, respectively, utilizing a pair of PICs. Our 100 Gbps PICs integrate the functionality of 60 optical functions onto a pair of chips, and our 500 Gbps PICs have increased this integration to over 600 discrete functions per pair of chips. We believe that large-scale photonic integration enables significantly improved manufacturing economics to optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration, increased device density, and manufacturing yield enhancements.

Infinera FlexCoherent Processor

The term “coherent transmission” generally implies the combination of a number of technologies used to transmit data over optical networks. These optical transmission methodologies are based on varying optical technologies, namely: phase modulation, polarization multiplexing, coherent detection and advanced digital signal processing. These “coherent technologies” are used by Service Providers to enable higher data capacities to be transmitted over their existing optical fiber infrastructure, typically using the same or better design rules than those used for 10 Gbps transmission. Typically, a coherent transmitter uses a more complex optical circuit and requires a significantly greater number of optical components than more traditional non-coherent transmission methodologies. Infinera has integrated proprietary coherent technologies onto our FlexCoherent Processor, which works in conjunction with our 500 Gbps PICs to construct a single module. This module incorporates our long-haul FlexCoherent 500 Gbps WDM super-channels with software selectable modulation formats and exceptional optical performance.

Super-Channels

Infinera’s DTN-X platform supports five channels of 100 Gbps capacity in a single line card. This 500 Gbps pool of bandwidth is managed as a super-channel that can be deployed in a single operational motion. Competitive solutions would require the installation of five discrete line modules, each turned up with its own operational motion, in order to achieve the same system capacity. This results in competitive advantages not only in the areas of space, power consumption and long-term system reliability, but also a significant reduction in time to service and operational costs.

In November of 2012, we introduced the Infinera Instant Bandwidth program, which enables Service Providers to license the 500 Gbps super-channel pool of bandwidth in 100 Gbps increments. With the Infinera Instant Bandwidth program, Service Providers can instantly provision an additional 100G of transmission capacity on demand without the deployment of any incremental equipment. The Instant Bandwidth program is uniquely enabled by Infinera’s super-channel capability.

Integrated OTN Switching

OTN offers a highly-structured approach to service multiplexing and switching and enables customers to reduce operational costs and more efficiently utilize higher-capacity bandwidth in their long-haul networks. Historically, the OTN switching and DWDM transport functions have been deployed by Service Providers in separate systems. Our unique PIC technology allows our DTN-X platform to fully integrate DWDM transport and OTN switching capabilities in a single platform, without compromising overall system functionality or capacity. This is achieved by reducing the number of elements and fiber connections in the network, as well as lowering space and power requirements. This results in an improved total cost of ownership for the customer.

Customers

As of December 29, 2012, we have sold our Digital Optical Networks for deployment to 111 customers worldwide, including customers in each of the following segments:

•	Tier-1 domestic carrier;

•	Tier-1 international carrier;

•	MSO/cable;

•	internet content provider;

•	incumbent carrier;

•	research and education/government; and

•	bandwidth wholesaler.

Some of our announced customers include CenturyLink, Telefonica, Cable&Wireless Worldwide, TeliaSonera International Carrier, Colt, Cox Communications, Deutsche Telekom, Equinix, Inc., Interoute, KVH, Level 3 Communications (“Level 3”), NTT, OTE, Pacnet and XO Communications. In addition, we currently have 41 customer deployments where customers have purchased our ATN platform to extend the Digital Optical Network experience to their metro edge deployments. We do not have long-term sales commitments from our customers. We had no customer that represented over 10% of our revenue for 2012 and 2011 and one customer that represented over 10% of our revenue for 2010.

Support and Services

We offer our customers a range of product offerings, including 24/7/365 technical support for all hardware and software products, a full range of deployment and installation services, spares management, first line maintenance services, on-site technical services, professional services, product technical training and extended product warranties. In 2012, we expanded all services to cover over 60 countries. We continue to increase our outsourced network monitoring and management services, provided from our two Technical Assistance Centers—one in Annapolis Junction, Maryland, and the other in the United Kingdom. We also expanded our technical support capabilities in APAC to include a facility in Hong Kong, providing a local environment for product demonstrations, training and support. Our customer support services are provided by our employees and augmented where necessary by strategic support partners. We believe that providing ongoing customer and technical support is critical to successful long-term relationships with, and follow-on sales to, our customers. We are committed to providing our customers with the highest levels of technical support and service on a global scale.

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

Direct Sales Force. Our sales team sells directly to Service Providers worldwide. We maintain sales presences throughout the United States, as well as in a number of international locations, including Argentina, China, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, South Africa, Spain, Russia, and the United Kingdom. We expanded our sales force during 2012 as we prepared to address new geographical markets and to support the sales of our expanded portfolio of products. We expect any incremental sales headcount additions in the near-term to be limited to areas where sales achievements are ahead of planned amounts.

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

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Beijing, China; Bangalore, India; and Kanata, Canada. We have invested significant time and financial resources into the development of our Digital Optical Network architecture, and our DTN-X, DTN and ATN platforms, including the IQ Network Operating System and Management Suite software. We will continue to expand our product offerings and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of PICs, and we intend to enable further integration in our Digital Optical Network architecture through continued research and development.

Our research and development expenses were $117.2 million, $127.1 million and $118.5 million in 2012, 2011 and 2010, respectively.

Employees

As of December 29, 2012, we had 1,242 employees. A total of 431 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.

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

We use both domestic and international manufacturing partners to manufacture certain components of our products. Our contract manufacturers manufacture our products based on our specifications and bill of materials. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in product specifications or delivery schedules. Although we experienced some delays in late 2011 in connection with the floods in Thailand, to date, we have not experienced any significant delays or material unanticipated costs resulting from the use of these contract manufacturers; however, such a strategy involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies, and reduced control over delivery schedules, manufacturing yields, quality and costs. Despite outsourcing manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and are institutionalized in our supply chain design for external manufacturing and for procurement of components. By design, we have three contract manufacturers in three different countries, in a low cost region (one in China), as well as the capability to redirect manufacturing to U.S. qualified factories of two electronic manufacturing services partners.

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

In 2011, we expanded our PIC fabrication (“PIC FAB”) manufacturing facility in Sunnyvale, California in preparation for volume shipments of our 500 Gbps PICs, which commenced in the second quarter of 2012.

We believe that our current manufacturing facilities can accommodate an increase in capacity for PIC production sufficient for our current product offerings.

Backlog

As of December 29, 2012, our backlog was $58.4 million. These orders are subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be cancelled without penalty. We do not believe that backlog should be viewed as an indicator of future performance. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

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

Our competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co. Ltd., NEC Corporation, Tellabs and ZTE Corporation. These companies have historically set the competitive benchmarks for price and functionality. There are also smaller companies, including startups, that have announced plans or developed products that would compete for long-haul and metro optical transport business. We also face additional competition in certain market segments from companies which offer one or more products that compete directly or indirectly with our products. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.

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

As of December 29, 2012, we held 212 U.S. patents and 35 international patents expiring between 2021 and 2031, and held 168 U.S. and 74 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. We have been sued by Cheetah Omni LLC (“Cheetah”) and Cambrian Science Corporation (“Cambrian”) for alleged infringement of their patents. See the section set forth in Item 3. “Legal Proceedings” for additional information regarding these lawsuits. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

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

Executive Officers and Directors

Our executive officers and directors, and their ages and positions as of December 29, 2012, are set forth below:

Name	Age	Position
Thomas J. Fallon	51	President, Chief Executive Officer and Director
David F. Welch, Ph.D.(3)	52	Co-founder, Executive Vice President, Chief Strategy Officer and Director
Ita M. Brennan	45	Chief Financial Officer
Ronald D. Martin	64	Senior Vice President, Worldwide Sales (effective January 31, 2013, Mr. Martin was no longer employed by the Company)
Michael O. McCarthy III	47	Chief Legal and Administrative Officer
Kambiz Y. Hooshmand(3)	51	Chairman of the Board
Kenneth A. Goldman(2)(4)	63	Director
Philip J. Koen(3)(4)	60	Director
Dan Maydan, Ph.D.(1)(2)	77	Director
Paul J. Milbury(2)(4)	64	Director
Carl Redfield(1)(2)	65	Director
Mark A. Wegleitner(1)(3)	62	Director

(1)	Member of Nominating and Governance Committee
(2)	Member of Compensation Committee
(3)	Member of Technology and Acquisition Committee
(4)	Member of Audit Committee

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

Ronald D. Martin served as our Senior Vice President of Worldwide Sales from August 2009 to January 2013. From November 2007 to June 2009, Mr. Martin served as Chief Marketing and Strategy Officer and

President of ADVA Optical Networking’s North American subsidiary, an optical networking company. From May 2001 to November 2007, Mr. Martin served as Vice President and General Manager of the optical business unit of Cisco Systems, Inc., a networking and telecommunications company. From May 1987 to May 2001, Mr. Martin served as Chief Operating Officer at Fujitsu Network Communications, a networking and telecommunications company. Mr. Martin holds an A.A. from Iowa Lakes College.

Michael O. McCarthy III has served as our Chief Legal and Administrative Officer since March 2010. From January 2008 to March 2010, Mr. McCarthy served as our Chief Legal Officer. From May 2003 to January 2008, Mr. McCarthy served as our Vice President and General Counsel. Prior to joining our Company, Mr. McCarthy served in various executive roles, including Senior Vice President of Worldwide Sales and Support and Senior Vice President and General Counsel, at Ciena Corporation, a communications equipment company. Prior to working at Ciena, Mr. McCarthy worked in the legal department at MCI Communications Corporation and practiced law at the law firms of Hogan and Lovells and Baker & Mckenzie where he concentrated his practice in the areas of technology law and corporate and securities law. Mr. McCarthy holds a B.A. in Mathematical Economics from Colgate University and a J.D. from Vanderbilt University’s School of Law.

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

Kenneth A. Goldman has been a member of our board of directors since February 2005. Mr. Goldman is Chief Financial Officer of Yahoo!, responsible for Yahoo!’s global finance functions including financial planning and analysis, controllership, tax, treasury, and investor relations since October 2012. Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions, from September 2007 to September 2012. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. From December 1999 to December 2003, Mr. Goldman served as an advisory council member of the Financial Accounting Standards Board Advisory Council. Mr. Goldman serves on the board of directors of NXP Semiconductor N.V., a mixed signal and standards product semiconductor company. Mr. Goldman is currently on the board of trustees of Cornell University and was formerly a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.

Philip J. Koen has been a member of our board of directors since February 2010. Mr. Koen has been Chairman of the Board of Directors and Chief Executive Officer of Intermedia.net, Inc., a cloud-based provider of hosted Microsoft Exchange, collaboration and content management services since June 2011. Since October 2010, Mr. Koen has served as a member of the board of directors for Proofpoint, a cloud-based email security company. From February 2010 to May 2011, Mr. Koen served as the Chief Executive Officer of Montero Partners, an advisory services company. From March 2006 to January 2010, Mr. Koen served as Chief Executive Officer and Director of SAVVIS, Inc., a cloud infrastructure and hosted IT solutions provider. From July 1999 until February 2006, Mr. Koen was employed by Equinix, Inc., a provider of network neutral data centers and Internet exchange services, as President and Chief Operating Officer and as Chief Financial Officer. Mr. Koen is currently on the board of trustees of Webster University. Mr. Koen holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from the University of Virginia.

Dan Maydan, Ph.D. has been a member of our board of directors since September 2001. From December 1993 to April 2003, Dr. Maydan served as President of Applied Materials Inc., a semiconductor equipment manufacturing company, and was appointed President Emeritus of Applied Materials from April 2003 to December

2012. Dr. Maydan was a member of the board of directors of Applied Materials from June 1992 until March 2006. Since 1996, Dr. Maydan has served on the board of directors of Electronics for Imaging, Inc., a digital imaging and print management solutions company. Dr. Maydan holds a B.S. and M.S. in Electrical Engineering from the Israel Institute of Technology and a Ph.D. in Physics from Edinburgh University of Scotland.

Paul J. Milbury has been a member of our board of directors since July 2010. Mr. Milbury served as Vice President of Operations and Chief Financial Officer of Starent Networks Corp., a provider of mobile network solutions, from January 2007 until its acquisition by Cisco in 2009. From December 2009 to July 2010, he played a key role in integrating Starent Networks into Cisco to create the Mobile Internet Technology Group. From December 2000 to March 2007, Mr. Milbury served as Vice President and Chief Financial Officer of Avid Technology, Inc., a digital media creation, management, and distribution solutions company. Mr. Milbury serves on the board of directors of Aerohive Networks, a wireless networking company in Sunnyvale, CA and Accedian Networks, a network performance assurance solutions provider in Montreal, Canada. Mr. Milbury holds a B.B.A. in Business and Economics and an M.B.A. from the University of Massachusetts, Amherst.

Carl Redfield has been a member of our board of directors since August 2006. From September 2004 to his retirement in May 2008, Mr. Redfield served as Senior Vice President, New England Development Center Executive Sponsor, of Cisco. From February 1997 through September 2004, Mr. Redfield served as Cisco’s Senior Vice President, Manufacturing and Logistics. Mr. Redfield holds a B.S. in Materials Engineering from Rensselaer Polytechnic Institute and has completed post-graduate studies at the Harvard Business School.

Mark A. Wegleitner has been a member of our board of directors since May 2011. From April 2011, Mr. Wegleitner has served as President of Wegleitner Consulting, LLC, a privately owned telecommunications consulting company. From September 2007 until his retirement in July 2010, Mr. Wegleitner served as the Senior Vice President, Technology, for Verizon Communications Inc., a telecommunications company, where his responsibilities included technology assessment, network architecture, platform development and laboratory testing for wireline and wireless communications networks. From July 2000 to September 2007, he served as Chief Technology Officer for Verizon, with responsibility for wireline communications technologies. Prior to the creation of Verizon, Mr. Wegleitner held various positions in the Network Services division of Bell Atlantic, a telecommunications company, including Chief Technology Officer from January 1999 to July 2000. Prior to joining Bell Atlantic, he worked at Bell Laboratories and AT&T General Departments. Mr. Wegleitner holds a B.A. in Mathematics from St. John’s University and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

Our board of directors is currently composed of nine members. Messrs. Goldman, Hooshmand, Koen, Milbury, Redfield and Wegleitner and Dr. Maydan qualify as independent directors in accordance with the listing requirements of the NASDAQ Global Select Market (“NASDAQ”). The NASDAQ definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

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

For the fiscal years ended December 29, 2012 and December 31, 2011, we recorded a net loss of $85.3 million and $81.7 million, respectively. As of December 29, 2012, our accumulated deficit was $572.4 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $93.5 million to $128.1 million and our operating loss has ranged from $15.5 million to $29.4 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;

•	availability of third-party suppliers to provide contract engineering and installation services for us;

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 34% to 39%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

Our future success depends on factors that increase the amount of data transmitted over communications networks and the growth of optical communications networks to meet the increased demand for optical capacity. These factors include the growth of mobility, video, cloud-based services, increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical communications network products may not continue to grow and our product sales would be negatively impacted. In addition, if general economic conditions weaken, our customers and potential customers may slow or delay their purchase decisions, which would have an adverse effect on our business and financial condition.

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

At any given time, various new product introductions and enhancements to our existing products, such as future products based on our next-generation PICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop and manufacture components for our next-generation products, which can require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for our systems, and include:

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

Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our

PICs, specialized ASICs and intensive software testing are important to the timely introduction of new products and enhancements to our existing products, and are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, our competitive position will suffer. In addition, if we do not develop and successfully introduce or enhance products in sufficient time so as to satisfy our customer’s expectations, we may lose future business from such customers and harm our reputation and our customer relationships, either of which would harm our business and operating results.

The introduction of our DTN-X platform may adversely impact the timing of our revenues, our results of operations and our margins.

We began shipping our new DTN-X platform in the second quarter of 2012 and recognized initial revenues for the DTN-X platform in the third quarter of 2012. As a relatively new product, we face increased “product introduction” risks including risks associated with customer qualification and evaluation of the DTN-X platform, delays in the development or manufacturing of the DTN-X platform, reliability, quality or other defects, and delays in customer purchases. In addition, the DTN-X platform is subject to more significant cost variations and increased difficulty in predicting customer demand and effectively managing inventory levels so that they are in line with anticipated demand.

The introduction of the DTN-X platform, with similar, but enhanced functionality to the DTN platform, increases the risk that customers may forego purchases of the DTN platform in favor of the DTN-X platform. Accordingly, a portion of our DTN platform revenues will be impacted by this new product as some of our customers and prospects will choose to purchase the DTN-X platform in place of the DTN platform. In addition, the introduction of the DTN-X platform may put pressure on the price of our existing DTN platform. Because the DTN-X platform is a new product for which customers may require additional testing requirements prior to acceptance, initial revenue recognition for the DTN-X platform may take longer than for sales of the DTN platform. Any delay in our ability to convert lab trials and field evaluations by potential customers into purchase orders, or in our ability to recognize revenue from the DTN-X may adversely impact our quarterly revenue results. In addition, if we are required to write off or write down a significant amount of inventory, our results of operations for the period would be adversely affected.

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

Competition in the optical networking equipment market is intense, and we expect such competition to increase. A number of very large companies have historically dominated the optical communications network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Tellabs and ZTE Corporation. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installations, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that we and Level 3 infringe on two Cheetah patents. In addition, Cambrian has filed suit against us and seven of our customers alleging that the use of our DTN platform by our customers infringes upon a Cambrian patent. Information regarding these matters is set forth in Item 3. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. In the event that Cheetah or Cambrian is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

We implemented an enterprise resource planning (“ERP”) system during the third quarter of 2012, which resulted in a change to our system of internal control over financial reporting. Any disruptions or delays as a result of the implementation of the ERP system or processes, particularly any disruptions or delays that impact our operations, could adversely affect our ability to run our business. If the implementation adversely affects our ability to maintain effective internal control over financial reporting, our business, financial condition, and results of operations could be negatively impacted.

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

•

increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customer’s utilization of inventoried or underutilized products, which could put additional downward pressure on our near term gross profits;

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

We market, sell and service our products globally. In 2012, 2011 and 2010, we derived approximately 32%, 30% and 25%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of development personnel located in Bangalore, India; Beijing, China; and Kanata, Canada. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling our products will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.

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

Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2012, we had a net loss of $85.3 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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

Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business and that of our customers and business partners that is considered proprietary or confidential information. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or unauthorized access or disclosure of our information, could compromise our intellectual property and reveal proprietary or confidential business information. In addition, these security incidents could also cause us to incur significant remediation costs and expenses, disrupt key business operations, subject us to liability and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation.

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

Our headquarters are located in Sunnyvale, California. We lease facilities in North America and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 29, 2012:

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

On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. PTO also ordered reexamination of the ‘605 Patent and on August 1, 2007, the U.S. PTO ordered reexamination of the ‘347 Patent. As a result, all proceedings in this lawsuit were stayed until the final resolution of these reexaminations.

In a communication we received from the U.S. PTO dated December 4, 2009, we were advised that various claims in the ‘347 Patent reexamination have been allowed, while other claims have been rejected. In a communication we received from the U.S. PTO dated June 22, 2010, we were advised that various claims in the ‘605 Patent reexamination have been allowed, while other claims have been rejected.

On March 30, 2012, the Board Patent Appeals Interferences (“BPAI”) affirmed the Examiner’s allowance of certain claims in the reexamination of the ‘347 Patent and ‘605 Patent. We filed a request for reconsideration of the BPAI’s decision on April 30, 2012, which was denied in a Decision on Request for Rehearing dated September 27, 2012. We have appealed the BPAI’s decision to the Court of Appeals of the Federal Circuit in a Notice of Appeal dated November 26, 2012. On November 9, 2012, Cheetah’s counsel filed another motion requesting the court to lift the stay. The court granted Cheetah’s motion and lifted the stay in an order dated January 8, 2013.

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

Cambrian Science Patent Infringement Litigation

On July 12, 2011, we were notified by Level 3 that Cambrian filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including our DTN platform. On August 24, 2011, Cambrian amended the complaint to name Infinera as a defendant. We assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which we denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. We filed our answer to the second amended complaint on October 21, 2011, in which we maintained the same denials and defenses as in our initial answer. On December 23, 2011, we filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to our motion on December 30, 2011. Our request was denied in the court’s decision on March 7, 2012. We presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012. We are awaiting the court’s decision on the meaning of various claim terms.

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

	High	Low
Fourth Quarter 2012	$6.15	$4.33
Third Quarter 2012	$7.40	$5.29
Second Quarter 2012	$8.15	$6.02
First Quarter 2012	$8.90	$6.26
Fourth Quarter 2011	$8.61	$6.07
Third Quarter 2011	$8.97	$6.00
Second Quarter 2011	$8.75	$5.91
First Quarter 2011	$11.15	$7.13

As of February 25, 2013, there were 132 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided stockholders on Infinera Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 29, 2007 and its relative performance is tracked through December 29, 2012. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Infinera Corp., the NASDAQ Composite Index,

and the NASDAQ Telecommunications Index

*$100 invested on 12/29/07 in stock or index, including reinvestment of dividends, if any.

Indexes calculated on month-end basis.

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

We derived the statements of operations data for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 and the balance sheet data as of December 29, 2012 and December 31, 2011 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 26, 2009 and December 27, 2008 and the balance sheet data as of December 25, 2010, December 26, 2009 and December 27, 2008 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands, except per share data)
Revenue	$438,437	$404,877	$454,352	$309,101	$519,212
Gross profit	$157,569	$165,491	$206,189	$102,101	$233,555
Net income (loss)	$(85,330)	$(81,744)	$(27,932)	$(86,622)	$78,728
Net income (loss) per common share
Basic	$(0.77)	$(0.78)	$(0.28)	$(0.91)	$0.85

Diluted	$(0.77)	$(0.78)	$(0.28)	$(0.91)	$0.81

Weighted average number of shares used in computing basic and diluted net income (loss) per common share
Basic	110,739	105,432	99,380	95,468	92,427

Diluted	110,739	105,432	99,380	95,468	97,088

Total cash and cash equivalents, investments and restricted cash	$187,554	$253,116	$295,706	$275,477	$312,585
Total assets	$528,170	$531,704	$551,525	$491,945	$507,067
Common stock and additional paid-in capital	$930,730	$877,034	$817,302	$747,677	$699,799
Stockholders’ equity	$356,136	$387,803	$410,749	$368,507	$405,463

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product delivery and revenue dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Background

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can best be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators efficiently scale their network bandwidth without significant increases in space, power or operational workload.

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

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth from video, mobility and cloud computing with high-capacity networks migrating from 10 Gigabits per second (“Gbps”) and 40 Gbps wavelength solutions to newly available 100 Gbps solutions. In order to meet the growing bandwidth demands of our customers, we introduced our 40 Gbps non-PIC based solution in the third quarter of 2011 and we launched our DTN-X platform, a 100 Gbps platform based on our 500 Gbps PICs with a 5 Terabit OTN switch in September 2011 and completed our first shipments for customer deployment in the second quarter of 2012. The DTN, DTN-X and ATN platforms are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

2012 Financial and Business Performance

2012 was an important year for Infinera. We commenced shipment of our next-generation DTN-X platform in the second quarter with first revenues recognized from the platform in the third quarter. The DTN-X platform has been well received by customers across many markets with purchase commitments received from 22 customers by the end of the year. While new deployments of high-capacity networks are now mostly occurring on the DTN-X platform, we continued to sell the DTN platform where appropriate, with nine new DTN platform customers added in 2012.

DTN-X market traction and the resulting growth in revenue contributed to an improvement in our overall financial performance in the second half of 2012. We had incurred significant DTN-X related manufacturing and research and development expenditures in 2011 and early 2012, in advance of generating revenues from the platform. This resulted in significant losses and cash consumption in those periods. In the second half of 2012, we experienced improved financial metrics with strong sequential quarterly revenue growth, reduced spending levels and improved income statement performance.

Our overall gross margin for 2012 was 36%, decreased from 41% in 2011. This decrease in gross margins in 2012 primarily reflects the impact of early product cycle production costs for the DTN-X platform, increased levels of lower margin network footprint sales and competitive pricing pressure. The industry typically experiences downward pressure on gross margins during network footprint deployments, with higher gross margins achieved as capacity is added to deployed networks.

In 2013, we intend to focus our efforts on leveraging the DTN-X platform to win new network footprint and gain market share. These efforts will be balanced with a focus on product cost improvements and overall prudent financial management. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow.

Future Business and Industry Trends

Our goal is to be the leading provider of optical networking systems to communications service providers, internet content providers, cable operators, subsea network operators, and others. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. Our ability to increase our revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro WDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages on a time-to-market basis.

As of December 29, 2012, we have sold our products for deployment in the optical networks of 111 customers worldwide, including Colt, Cox Communications, Deutsche Telekom, Equinix, Interoute, KVH, TeliaSonera, Level 3, NTT, OTE, Pacnet and XO Communications. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. No customers accounted for over 10% of our revenue in 2012 or 2011. One customer accounted for over 10% of our revenue in 2010. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders for our products.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add some personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 98%, 97% and 98% of our revenue from direct sales to customers for 2012, 2011 and 2010, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2013 will range from $235 million to $245 million, including stock-based compensation expense of approximately $30 million to $35 million.

Results of Operations

Revenue

The following table sets forth, for periods presented, certain consolidated statements of operations information (in thousands, except %):

	Years Ended
	December 29, 2012	% of total revenue	December 31, 2011	% of total revenue	December 25, 2010	% of total revenue
Revenue:
Product	$378,138	86%	$349,468	86%	$401,578	89%
Ratable product and related support and services	1,897	1%	3,176	1%	6,155	1%
Services	58,402	13%	52,233	13%	46,619	10%

Total revenue	$438,437	100%	$404,877	100%	$454,352	100%

Cost of revenue:
Product	$258,874	59%	$219,710	54%	$225,183	50%
Ratable product and related support and services	563	—%	1,096	—%	3,217	1%
Services	21,431	5%	18,580	5%	19,945	4%
Restructuring and other costs (credit) related to cost of revenue	—	—%	—	—%	(182)	—%

Total cost of revenue	$280,868	64%	$239,386	59%	$248,163	55%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Total revenue by geography
Domestic	$296,849	$283,443	$342,461
International	141,588	121,434	111,891

	$438,437	$404,877	$454,352

% Revenue by geography
Domestic	68%	70%	75%
International	32%	30%	25%

	100%	100%	100%

Total revenue by sales channel
Direct	$428,734	$391,811	$444,168
Indirect	9,703	13,066	10,184

	$438,437	$404,877	$454,352

% Revenue by sales channel
Direct	98%	97%	98%
Indirect	2%	3%	2%

	100%	100%	100%

2012 Compared to 2011. Total revenue increased to $438.4 million in 2012 from $404.9 million in 2011. Revenues were positively impacted by the recognition of revenues from sales of our new DTN-X platform during the second half of 2012. These revenues included sales to existing customers transitioning their higher-capacity network deployments to the DTN-X and new customers purchasing our Digital Optical Network solutions for the first time. While this increase in DTN-X revenues was somewhat offset by a reduction in sales of our DTN platform, we continued to deploy the DTN platform in lower capacity applications with nine new customers in 2012. Revenues for 2011 were negatively impacted when customers who required higher-capacity network solutions in advance of the availability of our 40 Gbps and 100 Gbps systems purchased competitor products for portions of their networks.

International revenue increased to 32% of total revenue in 2012 from 30% of total revenue in 2011. The increases were primarily due to an increased proportion of our sales occurring in Europe. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased to $378.1 million in 2012 from $349.5 million in 2011 reflecting increased sales of our DTN-X platform in the second half of 2012.

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $1.9 million in 2012 from $3.2 million in 2011 due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14. We have a limited number of software offerings and related support services that will continue to be accounted for under the software revenue recognition rules. We expect to continue to record a small amount of ratable revenue when arrangements include bundled services related to our software offerings for which vendor-specific objective evidence (“VSOE”) has not been established.

Total services revenue increased to $58.4 million in 2012 from $52.2 million in 2011 primarily reflecting the incremental recognition of $3.2 million related to deployment services revenue, $1.5 million related to our spares management service revenue, $1.4 million related to extended warranty service revenue, $0.4 million of first line management services revenue, $0.3 million of network management services revenue, and $0.3 million from training services revenue, offset by a decrease of $0.9 million related to our software subscription service revenue. The increase in deployment services in 2012 was primarily due to the introduction and deployment of new networks based on our DTN-X platform. In addition, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods as our installed base continues to grow.

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

Product and related support services revenue that is recognized ratably includes sales of products and services that were deferred under previous accounting standards, prior to our adoption of ASU 2009-13 and ASU 2009-14, because vendor specific objective evidence of fair value had not been established for the undelivered elements. Total ratable revenue levels decreased to $3.2 million in 2011 from $6.2 million in 2010 due to an overall reduction in sales of products and services that were deferred following our adoption of ASU 2009-13 and ASU 2009-14. We have a limited number of software offerings and related support services that will continue to be accounted for under the software revenue recognition rules. We expect to continue to record a small amount of ratable revenue when arrangements include bundled services related to our software offerings for which VSOE has not been established.

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

Cost of Revenue and Gross Margin

2012 Compared to 2011. Gross margin decreased to 36% in 2012 from 41% in 2011. Gross margin in 2012 reflected the recognition of revenues from the initial sales of our DTN-X platform. These sales represented early production units and as such, had a higher product cost. The transition of a portion of our revenues from the DTN platform to these lower-margin initial DTN-X units contributed to a decline in gross margins in the second half of the year. In addition, costs for the first half of 2012 included pre-production costs associated with the DTN-X platform production ramp. We also experienced a higher level of lower margin network footprint sales in the second half of 2012, as we began DTN-X platform deployments. Competition for new 100 Gbps deployments has been strong, which has resulted in a highly-competitive pricing environment for new deployments during 2012.

2011 Compared to 2010. Gross margin decreased to 41% in 2011 from 45% in 2010. This decrease primarily reflected incremental costs associated with the expansion of our PIC fabrication (“PIC FAB”) facility and new product introduction costs related to our next-generation products combined with reduced product shipments and the need for increased pricing discounts in order to remain competitive.

See Note 7, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements for more information on our restructuring plan under which we closed our Maryland-based semiconductor fabrication plant (“Maryland FAB”).

Based on our current outlook, we expect downward pressure on gross margins to continue for the next several quarters as we focus on winning new network footprint and gaining market share, while continuing to drive cost reductions on the DTN-X platform. We do not have the visibility necessary to accurately predict quarterly gross margins beyond this time horizon, but believe that increased revenues and improved product mix can allow for some margin expansion later in 2013 and in future years.

Operating Expenses

The following table summarizes our operating expenses for the periods presented (in thousands, except %):

	Years Ended
	December 29, 2012	% of total revenue	December 31, 2011	% of total revenue	December 25, 2010	% of total revenue
Research and development	$117,233	27%	$127,120	31%	$118,518	26%
Sales and marketing	75,862	17%	64,773	16%	58,103	13%
General and administrative	47,475	11%	54,375	14%	58,098	13%
Restructuring and other costs (credit)	—	—%	(129)	—%	159	—%

Total operating expenses	$240,570	55%	$246,139	61%	$234,878	52%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Research and development	$13,306	$14,990	$14,301
Sales and marketing	10,450	8,818	7,896
General and administration	9,529	18,502	19,903

Total	$33,285	$42,310	$42,100

Research and Development Expenses

2012 Compared to 2011. Research and development expenses decreased $9.9 million in 2012 from 2011. This reduction was primarily due to $8.6 million of research and development resources redeployed to manufacturing in support of initial DTN-X production builds. In addition, prototype and other equipment spending decreased by $5.7 million in 2012, following the release of the DTN-X platform. These decreases were partially offset by $2.6 million of increased depreciation, $0.6 million increase in professional and outside services and $0.6 million increase in facilities and other costs, as compared to 2011. Total other personnel-related costs increased by $0.6 million. This increase was comprised of $2.3 million increase of cash compensation offset by $1.7 million decrease of stock-based compensation expense.

2011 Compared to 2010. Research and development expenses increased $8.6 million in 2011 from 2010 primarily due to increased headcount and personnel-related costs of $2.6 million primarily associated with next-generation product development. This was comprised of $1.9 million of cash compensation and $0.7 million of stock-based compensation expense. In addition, during 2011, we incurred $1.6 million of increased depreciation, $1.4 million increase in professional and outside services, $1.1 million in travel and entertainment expenses, $1.2 million increase in spending on equipment and software, and $0.7 million increase in facilities and other costs, as compared to 2010.

Sales and Marketing Expenses

2012 Compared to 2011. Sales and marketing expenses increased $11.1 million in 2012 from 2011 primarily due to $4.7 million related to increased expenses for customer lab trials, $3.7 million in compensation and personnel-related expenses due to increased headcount, $1.6 million of increased stock-based compensation expense, $0.7 million of increased travel and related expenses and $0.4 million of increased facilities and other costs. This increase in spending primarily reflects the ongoing impact of incremental sales resources to support the expansion of our addressable markets with the introduction of the DTN-X platform.

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

General and Administrative Expenses

2012 Compared to 2011. General and administrative expenses decreased $6.9 million in 2012 from 2011 primarily due to $9.0 million of decreased stock-based compensation expense, which included the impact of reduced management bonuses and other changes in equity grant activity, and $0.2 million decrease in facilities and other costs. These decreases were partially offset by increased professional services costs of $1.6 million primarily related to implementation of our new enterprise resource planning system and related increased depreciation costs of $0.7 million.

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

Other Income (Expense), Net

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands)
Interest income	$911	$1,014	$1,390
Other gain (loss), net	(1,050)	(419)	(316)

Total other income (expense), net	$(139)	$595	$1,074

2012 Compared to 2011. Interest income decreased $0.1 million in 2012 from 2011 mainly due to lower average investment balances. Other gain (loss), net for 2012 includes $1.5 million of unrealized and realized losses due to foreign currency exchange, partially offset by a gain of $0.5 million from ARS called at par value.

2011 Compared to 2010. Interest income decreased $0.4 million in 2011 from 2010 due to lower interest rates on investments and lower average investment balances. Other gain (loss), net for 2011 includes $1.0 million of unrealized and realized losses due to foreign currency exchange, a gain of $0.3 million from the sale of assets and a gain of $0.2 million related to an insurance claim settlement.

Income Tax Provision

We recognized income tax expense of approximately $2.2 million, $1.7 million and $0.3 million in each of fiscal years 2012, 2011, and 2010, on pre-tax book losses of $83.1 million, $80.1 million, and $27.6 million, respectively. The resulting effective tax rates of 2.6%, 2.1%, and 1.1% for 2012, 2011, and 2010, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings. The increase in the 2012 and 2011 tax expense compared to the 2010 tax expense relates primarily to the expiration of the India tax holiday, as well as an increase in India transfer pricing reserves, in accordance to Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes. Our India subsidiary operated under a tax holiday, which expired on March 31, 2011, and the net impact of this tax holiday in prior years was to decrease our net loss by approximately $0.5 million in 2010, resulting in no earnings per share impact in that year. Further, the increase in tax expense in 2012 compared to 2011 relates to reductions of benefits from Canadian research credits.

During 2012, 2011 and 2010, income tax benefits of zero, $0.1 million and $0.3 million for each year were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

The valuation allowance for deferred tax assets as of December 29, 2012 and December 31, 2011 was $213.4 million and $188.4 million, respectively. The net change in the valuation allowance was an increase of $25.1 million and $32.5 million for the years ended December 29, 2012 and December 31, 2011, respectively.

As of December 29, 2012, we had net operating loss carryforwards of approximately $338.4 million for federal tax purposes and $297.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2015 for state tax purposes. Additionally, we have federal and California research and development credits available to reduce future income taxes payable of approximately $22.9 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

We maintain net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 29, 2012, we had unbenefited stock option deductions for federal and California tax purposes of $36.8 million and $35.6 million, respectively. When utilized, the estimated tax benefits of approximately $14.7 million will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 29, 2012, we had determined that ownership changes have occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.

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

Liquidity and Capital Resources

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(49,466)	$(1,965)	$30,537
Investing activities	$48,868	$(25,168)	$(45,722)
Financing activities	$10,698	$8,513	$18,985

	Years Ended
	December 29, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$104,666	$94,458
Short-term and long-term investments	79,020	155,611
Short-term and long-term restricted cash	3,868	3,047

	$187,554	$253,116

Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. As of December 29, 2012, long-term investments included

$3.1 million (par value) of available-for-sale auction rate securities (“ARS”). The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for 2012 was $49.5 million as compared to net cash used in operating activities of $2.0 million in 2011 and $30.5 million net cash provided by operating activities in 2010. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for 2012 was $85.3 million, which included non-cash charges of $67.2 million, compared to a net loss of $81.7 million in the corresponding period in 2011, including non-cash charges of $72.2 million. Net loss for 2010 was $27.9 million, which included non-cash charges of $69.2 million.

Net cash used to fund working capital was $31.3 million for 2012. This increase in working capital requirements was primarily related to the introduction of our DTN-X platform. Inventory levels increased by $40.6 million as we added inventory for the DTN-X platform while maintaining DTN levels. Accounts receivable increased by $26.5 million primarily due to the timing of acceptance and invoicing of DTN-X platform deployments during the second half of 2012. Accrued liabilities increased by $6.9 million primarily related to external services performed but not invoiced by vendors.

The deterioration in operating results in 2011 as compared to 2010 was the key driver for the significant change in cash flows for 2011. Net cash provided by working capital was $7.5 million for 2011. Working capital requirements for the fourth quarter of 2011 were impacted by the disruption of the supply chain due to flooding events in Thailand. The net effect of this event on cash provided by working capital was a usage of cash of $1.4 million. Included in prepaid expenses and other assets was an $11.1 million decrease in deferred tax assets which was offset by a corresponding decrease in deferred tax liabilities included in accrued liabilities and other expenses. Other working capital changes included a reduction of other receivables of $3.4 million, reduction of deferred inventory costs of $2.0 million and an increase in warranty accruals of $1.4 million.

The improved operating results in 2010 as compared to 2009 were the key driver for the improvement in cash flows for 2010. Net cash used to fund working capital was $10.8 million for 2010 primarily due to an increase in inventory of $13.1 million and an increase in accounts receivable of $6.8 million, offset by an increase in accrued liabilities of $9.2 million. We increased our inventory levels in early 2010 in response to industry supply chain constraints and expected increased customer demand for our products. However, revenues in the fourth quarter were lower than expected resulting in higher inventory levels exiting 2010. Accounts receivable increased primarily reflecting invoicing trends that were weighted towards the end of the period. Accrued liabilities and other expenses increased due to the timing and level of compensation related payments.

Investing Activities

Net cash provided by investing activities in 2012 was $48.9 million primarily reflecting net proceeds of $75.0 million from maturities, calls and sales of investments, net of purchases in the period, offset by $25.4 million of capital expenditures.

Net cash used in investing activities in 2011 was $25.2 million primarily reflecting $39.4 million of capital expenditures and net proceeds of $18.5 million from maturities, calls and sales of investments, net of purchases in the period. We also invested an additional $4.5 million in an existing cost-method equity investment.

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

Financing Activities

Net proceeds from financing activities in 2012 were $10.7 million primarily related to $11.6 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan (“ESPP”) and other equity plans. This was offset by $0.9 million related to the repurchase of shares from employees to satisfy minimum tax withholdings.

Net proceeds from financing activities in 2011 were $8.5 million primarily related to $10.0 million in proceeds from the issuance of common stock under our ESPP and other equity plans. This was offset by $1.2 million related to the repurchase of shares from employees to satisfy minimum tax withholdings and $0.3 million related to payments for purchase of assets under a financing arrangement.

Net proceeds from financing activities in 2010 were $19.0 million primarily related to $19.3 million in proceeds from the issuance of common stock under our ESPP and other equity plans. This was offset by $0.3 million related to payments for purchase of assets under a financing arrangement.

Liquidity

As of December 29, 2012, we held an A3 rated available-for-sale ARS at $3.1 million (par value) with a fair value of $2.9 million with one issuer. This ARS has a contractual maturity term of up to 33.0 years and it is not clear when we will be able to liquidate this investment. In 2009, we determined that the present value of the expected cash flows for this security was below its par value, and recorded an initial other-than-temporary impairment (“OTTI”) of $2.7 million, equal to the difference between the fair value and the par value had occurred. During 2012, $0.2 million of this ARS was called at par value.

Failed auctions resulted in a lack of liquidity in the ARS, but did not affect the underlying collateral of the security. We do not anticipate that any potential lack of liquidity in our ARS, even for an extended period of time, will affect our ability to finance our operations, including our continued investments in research and development and planned capital expenditures. We continue to monitor efforts by the financial markets to find alternative means for restoring the liquidity of this investment. Our ARS investment is classified as a non-current asset until we have better visibility as to when its liquidity will be restored.

For 2013, capital expenditures are expected to be in the range of approximately $20 million to $25 million, primarily for product development.

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

Contractual Obligations

The following is a summary of our contractual obligations as of December 29, 2012:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$52,667	$52,667	$—	$—	$—
Operating leases(2)	37,312	5,790	9,708	8,551	13,263
Other contracts(3)	6,947	6,947	—	—	—

Total contractual obligations(4)	$96,926	$65,404	$9,708	$8,551	$13,263

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(2)

We lease facilities under non-cancelable operating lease agreements. These leases have varying terms, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses that range from one to ten years. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to ten years.

(3)	Other contracts are related to contractual obligations for non-recurring engineering costs.
(4)

Tax liabilities of $1.8 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $3.6 million of standby letters of credit outstanding as of December 29, 2012. These consisted of $1.5 million related to a value added tax license, $1.4 million related to a customer proposal guarantee, $0.7 million related to property leases and $0.3 million related to foreign payroll. We had $2.7 million of standby letters of credit outstanding as of December 29, 2011. These consisted of $1.4 million related to a customer proposal guarantee, $0.8 million related to a value added tax license and $0.5 million related to property leases.

Off-Balance Sheet Arrangements

As of December 29, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for sales reserves, allowances for doubtful accounts, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element has been met.

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when revenue recognition criteria has been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or if the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.

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

We estimate the fair value of the stock options granted using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over three, four or five years. In 2011, we granted performance-based stock options to executives as part of our annual refresh grant process. The performance-based stock options entitle our executive team to receive a number of options to purchase our common stock based on pre-established performance criteria over approximately one year. These performance metrics are classified as performance conditions, and we evaluate the performance status at the end of each period and record the expense when deemed probable. We make a number of estimates and assumptions in determining stock-based compensation related to options including the following:

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

We account for the fair value of restricted stock units (“RSUs”) using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three, four or five years. In 2009, we granted retention RSUs to executive officers which cliff vest after an approximate two-year period.

We grant performance share units (“PSUs”) with market conditions and estimate the fair value of using a Monte Carlo simulation model. We granted PSUs to our executives in 2009 as part of our annual refresh grant process. These PSUs entitle our executive officers and members of our board of directors to receive a number of shares of our common stock based on our stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of our common stock price compared to NASDAQ. This performance metric is classified as a market condition.

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

In 2012, we granted PSUs with performance conditions and estimated the fair value using the closing market price of our common stock on the date of grant. These PSUs entitle our executive officers to receive a number of shares of our common stock based on pre-established performance criteria over approximately two and a half years. The PSUs cliff vest at 50% upon achievement of specific revenue criteria and 50% will cliff vest upon achievement of specific operating profit criteria. This performance metric is classified as a performance condition.

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

Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 29, 2012 and December 31, 2011, our inventory value had been reduced by $6.9 million and $6.3 million, respectively, for excess and obsolescence. In valuing our deferred inventory costs, we considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 29, 2012 and December 31, 2011, our inventory value had been reduced by $7.5 million and $7.3 million, respectively, for LCM adjustments.

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

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We record our accounts receivable at the invoiced value. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 29, 2012 and December 31, 2011, our allowance for doubtful accounts was $0.1 million and zero, respectively.

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2009, 2010 and 2011. These were insignificant for any period presented on our consolidated financial statements. At December 29, 2012 and December 31, 2011, revenue reserves recorded for potential sales returns were $1.3 million and $0.2 million, respectively.

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

We measure our cash equivalents, derivative instruments and debt securities at fair value and classify our securities in accordance with the fair value hierarchy. Our money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

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

Our ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. These ARS represent approximately 2% of our total investment portfolio as of December 29, 2012. Uncertainties in the credit markets have affected all of our ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for our ARS, we used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, we performed our own discounted cash flow analysis. Management determined that it was most appropriate to value the ARS using the market approach and income approach equally given the facts and circumstances as of December 29, 2012, and therefore incorporated both valuations in our fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of our ARS, as of December 29, 2012, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then-current U.S. Treasury Bill rate adjusted for a failed auction premium of 150 basis points (“bps”).

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor that ranged from 204 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of December 29, 2012, we held $3.1 million (par value) of A3 rated securities. Our ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. Our valuation analysis indicates that the estimated credit risk element included in the discount rate was 209 bps.

•	Estimated maturity

We estimated the workout period of our ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, we used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 6.7 years.

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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 29, 2012 and December 31, 2011, our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of December 29, 2012 and December 31, 2011 would result in a loss of approximately $2.3 million and $1.0 million, respectively for the year then ended. Beginning in the second quarter of 2009, we established a foreign currency risk management program to help protect against the impact of foreign currency exchange rate movements on our operating results. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.

Interest Rate Sensitivity

We had cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash totaling $187.6 million and $253.1 million as of December 29, 2012 and December 31, 2011, respectively. As of December 29, 2012, we invested in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. treasuries and ARS. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2012 and 2011, our interest income would have declined approximately $0.1 million and $0.1 million for such years, assuming consistent investment levels.

As of December 29, 2012 and December 31, 2011, we had no debt outstanding.

Auction Rate Securities

As of December 29, 2012, we held an A3 rated available-for-sale ARS of $3.1 million (par value) with a fair value of $2.9 million with one issuer. This ARS has a contractual maturity term of up to 33.0 years and it is not clear when we will be able to liquidate this investment. In 2009, we determined that the present value of the expected cash flows for this security was below its par value, and recorded an initial OTTI of $2.7 million, equal to the difference between the fair value and the par value had occurred. During 2012, $0.2 million of this A3 rated ARS was called at par value.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Infinera Corporation

We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 5, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Infinera Corporation

We have audited Infinera Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2012 of Infinera Corporation and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 5, 2013

INFINERA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$104,666	$94,458
Short-term investments	76,146	101,296
Accounts receivable, net of allowance for doubtful accounts of $94 in 2012 and $0 in 2011	107,039	80,616
Other receivables	2,909	1,346
Inventory	127,809	88,996
Deferred inventory costs	1,029	5,987
Prepaid expenses and other current assets	9,899	10,532

Total current assets	429,497	383,231

Property, plant and equipment, net	80,343	76,753
Deferred inventory costs, non-current	100	1,020
Long-term investments	2,874	54,315
Cost-method investment	9,000	9,000
Long-term restricted cash	3,868	3,047
Deferred tax asset	805	822
Other non-current assets	1,683	3,516

Total assets	$528,170	$531,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$61,428	$48,838
Accrued expenses	25,483	22,421
Accrued compensation and related benefits	22,325	18,966
Accrued warranty	7,262	5,692
Deferred revenue	26,744	22,781
Deferred tax liability	805	767

Total current liabilities	144,047	119,465

Accrued warranty, non-current	9,220	7,173
Deferred revenue, non-current	3,210	3,410
Other long-term liabilities	15,557	13,853
Commitments and contingencies (Note 10)

Stockholders‘ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares—500,000 in 2012 and 2011 Issued and outstanding shares—112,461 in 2012 and 106,976 in 2011	112	107
Additional paid-in capital	930,618	876,927
Accumulated other comprehensive loss	(2,228)	(2,195)
Accumulated deficit	(572,366)	(487,036)

Total stockholders‘ equity	356,136	387,803

Total liabilities and stockholders’ equity	$528,170	$531,704

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Revenue:
Product	$378,138	$349,468	$401,578
Ratable product and related support and services	1,897	3,176	6,155
Services	58,402	52,233	46,619

Total revenue	438,437	404,877	454,352
Cost of revenue:
Cost of product	258,874	219,710	225,183
Cost of ratable product and related support and services	563	1,096	3,217
Cost of services	21,431	18,580	19,945
Restructuring and other costs (credit) related to cost of revenue	0	0	(182)

Total cost of revenue	280,868	239,386	248,163
Gross profit	157,569	165,491	206,189
Operating expenses:
Research and development	117,233	127,120	118,518
Sales and marketing	75,862	64,773	58,103
General and administrative	47,475	54,375	58,098
Restructuring and other costs (credit)	0	(129)	159

Total operating expenses	240,570	246,139	234,878

Loss from operations	(83,001)	(80,648)	(28,689)
Other income (expense), net:
Interest income	911	1,014	1,390
Other gain (loss), net	(1,050)	(419)	(316)

Total other income (expense), net	(139)	595	1,074
Loss before income taxes	(83,140)	(80,053)	(27,615)
Provision for income taxes	2,190	1,691	317

Net loss	$(85,330)	$(81,744)	$(27,932)

Net loss per common share:
Basic	$(0.77)	$(0.78)	$(0.28)

Diluted	$(0.77)	$(0.78)	$(0.28)

Weighted average shares used in computing net loss per common share:
Basic	110,739	105,432	99,380

Diluted	110,739	105,432	99,380

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net loss	$(85,330)	$(81,744)	$(27,932)
Other comprehensive loss:
Unrealized gain (loss) on auction rate securities classified as available-for-sale investments	(141)	410	820
Unrealized gain (loss) on all other available-for-sale investments	158	(105)	(30)
Foreign currency translation adjustment	(43)	(1,117)	75
Tax effect on items related to available-for-sale investment	(7)	(122)	(316)

Net change in accumulated other comprehensive loss	(33)	(934)	549

Comprehensive loss	$(85,363)	$(82,678)	$(27,383)

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 25, 2010, December 31, 2011 and December 29, 2012

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 26, 2009	96,874	$97	$747,580	$(1,810)	$(377,360)	$368,507
Stock options exercised	3,094	3	11,847	0	0	11,850
ESPP shares purchased	1,205	1	7,561	0	0	7,562
Common stock repurchased	(3)	0	(14)	0	0	(14)
Reclassification of options exercised but not vested	0	0	200	0	0	200
Restricted stock units released	1,322	1	(13)	0	0	(12)
Stock-based compensation	0	0	50,039	0	0	50,039
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	0	0	0	820	0	820
Unrealized gain on all other available-for-sale investments	0	0	0	(30)	0	(30)
Foreign currency translation adjustment	0	0	0	75	0	75
Tax effect on items related to available-for-sale investment	0	0	0	(316)	0	(316)
Net loss	0	0	0	0	(27,932)	(27,932)

Total comprehensive loss						(27,383)

Balance at December 25, 2010	102,492	$102	$817,200	$(1,261)	$(405,292)	$410,749

Stock options exercised	378	1	1,449	0	0	1,450
ESPP shares purchased	1,309	1	8,461	0	0	8,462
Common stock repurchased	(140)	0	(1,248)	0	0	(1,248)
Reclassification of options exercised but not vested	0	0	1	0	0	1
Restricted stock units released	2,937	3	(3)	0	0	0
Stock-based compensation	0	0	51,067	0	0	51,067
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	0	0	0	410	0	410
Unrealized gain on all other available-for-sale investments	0	0	0	(105)	0	(105)
Foreign currency translation adjustment	0	0	0	(1,117)	0	(1,117)
Tax effect on items related to available-for-sale investment	0	0	0	(122)	0	(122)
Net loss	0	0	0	0	(81,744)	(81,744)

Total comprehensive loss						(82,678)

Balance at December 31, 2011	106,976	$107	$876,927	$(2,195)	$(487,036)	$387,803

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 25, 2010, December 31, 2011 and December 29, 2012—

(Continued)

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	106,976	$107	$876,927	$(2,195)	$(487,036)	$387,803
Stock options exercised	582	1	2,552	0	0	2,553
ESPP shares purchased	1,653	1	9,029	0	0	9,030
Common stock repurchased	(128)	0	(882)	0	0	(882)
Reclassification of options exercised but not vested	0	0	0	0	0	0
Restricted stock units released	3,378	3	(3)	0	0	0
Stock-based compensation	0	0	42,995	0	0	42,995
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	0	0	0	(141)	0	(141)
Unrealized gain on all other available-for-sale investments	0	0	0	158	0	158
Foreign currency translation adjustment	0	0	0	(43)	0	(43)
Tax effect on items related to available-for-sale investment	0	0	0	(7)	0	(7)
Net loss	0	0	0	0	(85,330)	(85,330)
Total comprehensive loss						(85,363)

Balance at December 29, 2012	112,461	$112	$930,618	$(2,228)	$(572,366)	$356,136

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Cash Flows from Operating Activities:
Net loss	$(85,330)	$(81,744)	$(27,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,661	17,859	15,619
Non-cash restructuring and other costs (credit)	0	(129)	100
Provision for other receivables	0	563	0
Provision for doubtful accounts	94	0	0
Amortization of premium on investments	2,068	4,215	3,761
Stock-based compensation expense	41,819	50,157	50,335
Unrealized loss on Put Rights	0	0	1,696
Unrealized holding gain for trading securities	0	0	(1,696)
Non-cash tax benefit	(7)	(95)	(316)
Other gain	(475)	(335)	(275)
Changes in assets and liabilities:
Accounts receivable	(26,517)	(4,686)	(6,448)
Other receivables	(1,894)	3,440	(307)
Inventory	(40,623)	(6,007)	(13,143)
Prepaid expenses and other assets	2,293	12,695	(2,640)
Deferred inventory costs	5,741	1,999	928
Accounts payable	15,410	9,342	1,161
Accrued liabilities and other expenses	6,915	(10,282)	9,196
Deferred revenue	3,763	(401)	216
Accrued warranty	3,616	1,444	282

Net cash provided by (used in) operating activities	(49,466)	(1,965)	30,537
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(54,150)	(273,334)	(253,130)
Purchase of cost-method investment	0	(4,500)	(4,500)
Proceeds from sales of available-for-sale investments	11,584	4,072	0
Proceeds from maturities and calls of investments, and exercise of Put Rights	117,605	287,781	232,333
Proceeds from disposal of assets	1	262	324
Purchase of property and equipment	(25,395)	(39,382)	(20,672)
Advance to secure manufacturing capacity	0	(1,500)	0
Reimbursement of manufacturing capacity advance	50	450	0
Change in restricted cash	(827)	983	(77)

Net cash provided by (used in) investing activities	48,868	(25,168)	(45,722)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	11,580	10,023	19,348
Repurchase of common stock	(882)	(1,248)	(14)
Payments for purchase of assets under financing arrangement	0	(262)	(349)

Net cash provided by financing activities	10,698	8,513	18,985
Effect of exchange rate changes on cash	108	(571)	(10)
Net change in cash and cash equivalents	10,208	(19,191)	3,790
Cash and cash equivalents at beginning of period	94,458	113,649	109,859

Cash and cash equivalents at end of period	$104,666	$94,458	$113,649

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$923	$1,487	$739
Supplemental schedule of non-cash financing activities
Non-cash settlement for manufacturing capacity advance	$275	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2012 was a 52-week year that ended on December 29, 2012. Fiscal years 2011 and 2010 were a 53-week and 52-week years that ended on December 31, 2011 and December 25, 2010, respectively. The next 53-week year will end on December 31, 2016.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.	Significant Accounting Policies

Use of Estimates

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for sales returns, allowances for doubtful accounts, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocates revenue to each element in its multiple-element arrangements based upon their relative selling prices. The Company determines the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element has been met.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when revenue recognition criteria has been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.

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

The Company estimates the fair value of the stock options granted using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over three, four or five years. In 2011, the Company granted performance-based stock options to executives as part of the Company’s annual refresh grant process. The performance-based stock options entitle the Company’s executive team to receive a number of options to purchase the Company’s common stock based on pre-established performance criteria over approximately one year. These performance metrics are classified as performance conditions, and the Company evaluates the performance status at the end of each period and records the expense when deemed probable. The Company makes a number of estimates and assumptions in determining stock-based compensation related to options including the following:

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

The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three, four or five years. In 2009, the Company also granted retention RSUs to executive officers which cliff vest after an approximate two-year period.

The Company grants PSUs with market conditions and estimates the fair value using a Monte Carlo simulation model. The Company granted PSUs in 2009 as part of the Company’s annual refresh grant process. These PSUs entitle the Company’s executive officers and members of its board of directors to receive a number of shares of the Company’s common stock based on the Company’s stock price performance over a three-year or four-year period as compared to the NASDAQ Composite Index (“NASDAQ”) for the same period. The PSUs cliff vest after three or four years and the number of shares to be issued upon vesting ranges from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to NASDAQ. This performance metric is classified as a market condition.

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

In 2012, the Company granted PSUs with performance conditions and estimated the fair value using the closing market price of the Company’s common stock on the date of grant. These PSUs entitle the Company’s executive officers to receive a number of shares of the Company’s common stock based on pre-established performance criteria over approximately two and a half years. The PSUs cliff vest at 50% upon achievement of specific revenue criteria and 50% will cliff vest upon achievement of specific operating profit criteria. This performance metric is classified as a performance condition.

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

Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 29, 2012 and December 31, 2011, the Company’s inventory value had been reduced by $6.9 million and $6.3 million, respectively, for excess and obsolescence. In valuing its deferred inventory costs, the Company

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 29, 2012 and December 31, 2011, the Company’s inventory value had been reduced by $7.5 million and $7.3 million, respectively, for LCM adjustments.

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

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services revenues, reduced by reserves for estimated bad debts and returns. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. The Company records its accounts receivable at the invoiced value. Management makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 29, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was $0.1 million and zero, respectively.

Allowances for Sales Returns

Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2010, 2011 and 2012. These were insignificant for any period presented on the Company’s consolidated financial statements. At December 29, 2012 and December 31, 2011, revenue reserves recorded for potential sales returns were $1.3 million and $0.2 million, respectively.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies its certificates of deposit, commercial paper, corporate bonds, and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:

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

The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. These ARS represent approximately 2% of the Company’s total investment portfolio as of December 29, 2012. Uncertainties in the credit markets have affected all of the Company’s ARS and auctions for these securities have failed to settle on their respective settlement dates. In light of these developments, to determine the fair value for the Company’s ARS, the Company used a combination of the market approach and income approach. The market approach uses pricing based on transactions in an inactive secondary market for similar or comparable securities. In addition, the Company performed its own discounted cash flow analysis. Management determined that it was most appropriate to value

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the ARS using the market approach and income approach equally given the facts and circumstances as of December 29, 2012, and therefore incorporated both valuations in the Company’s fair value measurement.

The significant unobservable inputs and assumptions used in the discounted cash flow model to determine the fair value of the Company’s ARS, as of December 29, 2012, are as follows:

•	Contractual cash flow

The model assumed that the principal amount or par value for these securities will be repaid at the end of the estimated workout period. In addition, future interest payments were estimated as described in each individual prospectus and based on the then-current U.S. Treasury Bill rate adjusted for a failed auction premium of 150 basis points (“bps”).

•	ARS discount rate

The model incorporated a discount rate equal to an estimate of the LIBOR rates commensurate with the estimated workout period of the securities. As of the measurement date, these rates were then adjusted by a factor of 204 bps, representing an estimate of the market student loan spread and a discount factor to reflect the lack of liquidity and credit risk associated with these securities. As of December 29, 2012, the Company held $3.1 million (par value) of A3 rated securities. The Company’s ARS are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. The discount rate does, however, include a discount factor to reflect the issuer’s credit risk and its potential inability to perform its obligations under the terms of the ARS agreements. The Company’s valuation analysis indicates that the estimated credit risk element included in the discount rate was 209 bps.

•	Estimated maturity

The Company estimated the workout period of its ARS as the weighted-average life of the underlying trust loan portfolio where this information was available from servicing and other trust reports. In a small number of instances where this information was not available, the Company used the weighted-average life of the loan portfolio of a similar trust. The estimated time to maturity of the securities as of the measurement date was 6.7 years.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Inventory Costs

When the Company’s products have been delivered and ownership (typically defined as title and risk of loss) has transferred to the customer, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria or the costs are related to product sales bundled with training, software warranty or product support services where the revenue is deferred and recognized ratably, the Company also defers the related inventory costs for the delivered items and recognizes the inventory costs either ratably or when the related revenue meets the revenue recognition criteria.

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

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, the Company must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 29, 2012 and December 31, 2011, the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

Concentration of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments, cost-method investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.

As of December 29, 2012, the Company held $3.1 million (par value) of investments comprised of ARS, which are variable-rate debt securities and have a long-term maturity with the interest rate being reset through auctions that are typically held every 7 to 35 days. These securities have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Since February 2008, most of the auctions for these ARS have failed and there is no assurance that future auctions will succeed. As a result, the Company’s ability to liquidate its investment in the near term may be limited. These ARS were purchased from a single broker, who to date, has not offered to repurchase these remaining ARS from the Company. All of these ARS (par value) are A3 rated, and are mostly collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.

As of December 29, 2012, the Company has invested $9.0 million in a privately-held company. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.

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

As of December 29, 2012, no customer accounted for more than 10% of the Company’s accounts receivable balance. As of December 31, 2011, the Company had amounts due from one customer that represented approximately 10% of the Company’s accounts receivable balance.

To date, a few of the Company’s customers have accounted for a significant portion of its revenue. In 2012 and 2011 no customer represented over 10% of the Company’s revenue.

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

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2012 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

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

Foreign Currency Translation and Transactions

The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of Accumulated Comprehensive Loss in the accompanying consolidated balance sheets.

For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign currency transaction loss recorded in 2012 were insignificant. Aggregate foreign currency transaction loss recorded in 2011 and 2010 were, $1.0 million and $0.7 million, respectively.

The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances beginning in 2009, and restricted cash beginning in the third quarter of 2011, both accounts receivable and restricted cash are primarily denominated in Euro. The foreign currency transactions on these forward contracts amounted to a loss of $1.4 million in 2012, a loss of $1.3 million in 2011, and a gain of $0.9 million in 2010, and substantially offset the transaction gains and losses from the re-measurement of the related accounts receivable.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

All advertising costs are expensed as incurred. Advertising expenses in 2012, 2011 and 2010 were $1.6 million, $1.5 million and $1.1 million, respectively.

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

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting update will be applicable to the Company beginning in the first quarter of fiscal year 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements and Other-Than-Temporary Impairments

Fair Value Measurements

The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 29, 2012				As of December 31, 2011
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$25,560	$0	$0	$25,560	$53,208	$0	$0	$53,208
Certificates of deposit	0	2,160	0	2,160	0	16,778	0	16,778
Commercial paper	0	14,843	0	14,843	0	5,888	0	5,888
Corporate bonds	0	57,467	0	57,467	0	87,694	0	87,694
U.S. agency notes	0	0	0	0	0	9,999	0	9,999
U.S. treasuries	15,020	0	0	15,020	27,577	0	0	27,577
ARS	0	0	2,873	2,873	0	0	7,675	7,675

Total assets	$40,580	$74,470	$2,873	$117,923	$80,785	$120,359	$7,675	$208,819

Liabilities
Foreign currency exchange forward contracts	$0	$112	$0	$112	$0	$82	$0	$82

During 2012 and 2011, there were no transfers of assets or liabilities between Level I and Level II and there were no transfers into or out of Level III financial assets.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level III) inputs (in thousands):

	December 31, 2011	Total Net Gains Included in Other Comprehensive Income		Calls		December 29, 2012
ARS—available-for-sale	$7,675	$146	(1)	$(4,948	)(2)	$2,873

	December 25, 2010	Total Net Gains Included in Other Comprehensive Income		Calls		December 31, 2011
ARS—available-for-sale	$7,790	$403	(1)	$(518	)(2)	$7,675

		Total Net Gains (Losses) Included In
	December 26, 2009	Other Income (Expense), Net		Other Comprehensive Income		Calls		December 25, 2010
ARS—available-for-sale	$7,671	$—		$763	(1)	$(644	)(3)	$7,790
ARS—trading securities	49,911	1,696	(4)	—		(51,607	)(3)	—
Put Rights	10,864	(1,696	)(5)	—		(9,168	)(3)	—

Total	$68,446	$—		$763		$(61,419)		$7,790

(1)	Amount represents the change in the non-credit gain related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheets.
(2)	Amount represents the fair market value of the securities called. Realized gains on these calls were $0.5 million in 2012 and insignificant for 2011.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Amount represents the fair market value of the securities called and related put rights. Realized gains on these calls were insignificant.
(4)	Unrealized holding gains for ARS trading securities were included in Other gain (loss), net in the accompanying consolidated statements of operations.
(5)	Amount represents the decrease in the fair value of the put rights recorded as Other gain (loss), net in the accompanying consolidated statements of operations.

Investments were as follows (in thousands):

	December 29, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$25,560		$0	$0	$25,560
Certificates of deposit	2,160		0	0	2,160
Commercial paper	14,848		0	(5)	14,843
Corporate bonds	57,451		22	(6)	57,467
U.S. treasuries	15,015		5	0	15,020
ARS	2,707	(1)	166	0	2,873

Total available-for-sale investments	$117,741		$193	$(11)	$117,923

	December 31, 2011
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$53,208		$0	$0	$53,208
Certificates of deposit	16,797		0	(19)	16,778
Commercial paper	5,898		0	(10)	5,888
Corporate bonds	87,808		7	(121)	87,694
U.S. agency notes	9,998		2	(1)	9,999
U.S. treasuries	27,577		5	(5)	27,577
ARS	7,368	(2)	307	0	7,675

Total available-for-sale investments	$208,654		$321	$(156)	$208,819

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.
(2)	Amount represents the par value less $0.9 million of credit-related OTTI recognized through earnings in prior years.

As of December 29, 2012, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of up to 12 months, and ARS have contractual maturity terms of up to 33.0 years. Proceeds from sales, maturities and calls of available-for-sale investments were $129.2 million, $291.9 million and $232.3 million in 2012, 2011 and 2010, respectively. Gross realized gains (losses) on short-term and long-term investments were insignificant for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

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

During 2012, $5.0 million of AAA rated ARS and $0.2 million A3 rated ARS were called at par value. During 2011, $0.6 million of A3 rated ARS were called at par value. Realized gains for these ARS for 2012 and 2011 were $0.5 million and zero, respectively.

As of December 29, 2012, the Company held $3.1 million (par value) of A3 rated available-for-sale ARS. These remaining ARS had an insignificant net increase in fair value for 2012. This change was recognized in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. The Company did not recognize any additional OTTI credit loss on any of its securities during 2012.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$7,367	$(884)	$1,619	$(1,312)	$307
Unrealized gain	0	0	146	0	146
Call on investments	(4,660)	490	(981)	694	(287)

Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166

The Company believes that the credit risk associated with its available-for-sale ARS could change significantly in the future based on market conditions and continued uncertainties in the financial markets. The ARS student loan credit spread may be subject to significant volatility and it is difficult to predict future fluctuations. A 10% deterioration in the ARS student loan credit spread would not result in a significant amount in the credit loss related portion of the OTTI for 2012.

4.    Cost-method Investment

As of December 29, 2012, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-basis investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis when indicators of impairment exists. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of December 29, 2012, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during 2012, 2011 and 2010.

5.    Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The forward contracts entered into during 2012 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of December 29, 2012, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and, accordingly, changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. The before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $1.4 million for 2012, a loss of $1.3 million for 2011, and a gain of $0.9 million in 2010, included in Other gain (loss), net in the consolidated statements of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 29, 2012		As of December 31, 2011
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$22,882	$(105)	$9,437	$(71)
Related to restricted cash	$1,495	$(7)	$1,455	$(11)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details of selected balance sheet items (in thousands):

	December 29, 2012	December 31, 2011
Inventory:
Raw materials	$13,003	$12,081
Work in process	57,281	37,007
Finished goods(1)	57,525	39,908

Total	$127,809	$88,996

Property, plant and equipment, net:
Computer hardware	$9,024	$8,311
Computer software(2)	15,834	7,584
Laboratory and manufacturing equipment	120,543	101,228
Furniture and fixtures	1,285	1,107
Leasehold improvements	33,370	26,736
Construction in progress	17,513	25,843

Subtotal	$197,569	$170,809
Less accumulated depreciation and amortization(3)	(117,226)	(94,056)

Total	$80,343	$76,753

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,401	$5,705
Professional and other consulting fees	3,703	2,005
Taxes payable	3,588	3,111
Royalties	1,516	1,309
Accrued rebate and customer prepay liability	1,284	4,078
Other accrued expenses	9,991	6,213

Total	$25,483	$22,421

(1)

Included in finished goods inventory at December 29, 2012 and December 31, 2011 were $15.6 million and $8.9 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)	Included in computer software at December 29, 2012 was $7.5 million related to an enterprise resource planning (“ERP”) system that the Company implemented during the third quarter of 2012.
(3)	Depreciation expense was $23.5 million (which includes amortization of capitalized ERP costs of $0.4 million), $17.7 million and $15.4 million for 2012, 2011 and 2010, respectively.

7.	Restructuring and Other Related Costs

In July 2009, the Company announced a restructuring plan under which it closed its Maryland-based semiconductor fabrication plant and consolidated these activities into its primary fabrication plant located in Sunnyvale, California. This consolidation of activities into one location was expected to facilitate collaboration across integration platforms in support of the Company’s next-generation products. As a result, during 2009, the Company recorded $3.9 million of restructuring and other related costs including severance and related expenses, equipment and facilities-related costs, operating lease termination costs, and other exit costs. Equipment and facilities-related costs consist of increased depreciation expense related to restructured assets caused by shortening the useful life or updating the salvage value of depreciable fixed assets to coincide with the end of production under the approved restructuring plan. The Company completed its restructuring actions in 2010. Cumulative restructuring and other related costs through December 31, 2011 totaled $3.7 million. No remaining accrual existed at the end of 2011.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of restructuring and other related costs recorded were as follows (in thousands):

	Years Ended
	December 31, 2011		December 25, 2010
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses (credits)	$0	$0	$(144)	$55
Equipment and facilities-related credits	0	(129)	(38)	0
Lease termination	0	0	0	104
Other	0	0	0	0

Total	$0	$(129)	$(182)	$159

8.	Comprehensive Loss

Total comprehensive loss consists of other comprehensive loss and net loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale investments are included in Accumulated other comprehensive loss in the consolidated balance sheets.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 29, 2012	December 31, 2011	December 25, 2010
Accumulated unrealized gain (loss) on auction rate securities classified as available-for-sale investments	$166	$307	$(103)
Accumulated unrealized holding gain (loss) on all other available-for-sale investments	16	(142)	(37)
Accumulated net unrealized loss on foreign currency translation adjustment	(1,650)	(1,607)	(490)
Accumulated tax effect on items related to available-for-sale investments	(760)	(753)	(631)

Total accumulated other comprehensive loss	$(2,228)	$(2,195)	$(1,261)

9.	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Under the treasury stock method, potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, and assumed issuance of stock under the Company’s employee stock purchase plan (“ESPP”).

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net loss per common share—basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net loss	$(85,330)	$(81,744)	$(27,932)
Weighted average common shares outstanding	110,739	105,432	99,380

Net loss per common share - basic and diluted	$(0.77)	$(0.78)	$(0.28)

The Company incurred net losses for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, and as a result, before the application of the treasury stock method, potential common shares from options, stock awards, employee stock purchase plan shares and warrants totaling 18.3 million shares, 19.5 million shares and 18.0 million shares, respectively, were not included in the net loss per common share calculation, as their inclusion would have been anti-dilutive.

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	December 29, 2012	December 31, 2011	December 25, 2010
Stock options outstanding	9,008	9,873	7,815
Restricted stock units	6,703	5,957	6,783
Performance stock units	1,368	2,595	2,682
Employee stock purchase plan shares	1,100	943	636
Warrants to purchase common stock	93	93	124

Total	18,272	19,461	18,040

10.    Commitments and Contingencies

Operating Leases

The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to ten years, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company also has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $3.0 million and $3.0 million as of December 29, 2012 and December 31, 2011, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets. The Company recorded an insignificant amount and $1.9 million of asset retirement obligation liabilities in 2012 and 2011, respectively.

The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses, and has accrued for rent expense incurred but not paid. Rent expense for all leases was $6.7 million, $6.1 million and $5.1 million for 2012, 2011 and 2010, respectively. The Company did not have any sublease rental income for 2012, 2011 and 2010.

Future annual minimum operating lease payments at December 29, 2012 were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease payments	$5,790	$4,900	$4,808	$4,339	$4,212	$13,263	$37,312

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchases. As of December 29, 2012, December 31, 2011 and December 25, 2010, these non-cancelable purchase commitments were $52.7 million, $58.8 million and $39.4 million, respectively. Other contracts are related to contractual obligations for non-recurring engineering costs. As of December 29, 2012, December 31, 2011 and December 25, 2010, these other contracts were $6.3 million, $6.2 million and $5.4 million, respectively.

Future purchase commitments at December 29, 2012 were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Purchase obligations	$52,667	$0	$0	$0	$0	$0	$52,667
Other contracts	$6,947	$0	$0	$0	$0	$0	$6,947

The contractual obligation tables above exclude tax liabilities of $1.8 million related to uncertain tax positions because the Company is unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

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

As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 29, 2012 and December 31, 2011, as this liability is not reasonably estimable even though liability under these agreements is not remote.

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

Activity related to product warranty was as follows (in thousands):

	December 29, 2012	December 31, 2011
Beginning balance	$12,865	$11,422
Charges to operations	15,116	9,776
Utilization	(7,701)	(7,242)
Change in estimate(1)	(3,798)	(1,091)

Balance at the end of the period	$16,482	$12,865

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

Letters of Credit

The Company had $3.6 million of standby letters of credit outstanding as of December 29, 2012. These consisted of $1.5 million related to a value added tax license, $1.4 million related to a customer proposal guarantee and $0.7 million related to property leases. The Company had $2.7 million of standby letters of credit outstanding as of December 31, 2011. These consisted of $1.4 million related to a customer proposal guarantee, $0.8 million related to a value added tax license and $0.5 million related to property leases.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 12, 2007, the court granted the motion staying all proceedings in the lawsuit. On June 26, 2007, the U.S. PTO also ordered reexamination of the ‘605 Patent and on August 1, 2007, the U.S. PTO ordered reexamination of the ‘347 Patent. As a result, all proceedings in this lawsuit were stayed until the final resolution of these reexaminations.

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

On March 30, 2012, the Board Patent Appeals Interferences (“BPAI”) affirmed the Examiner’s allowance of certain claims in the reexamination of the ‘347 Patent and ‘605 Patent. The Company filed a request for reconsideration of the BPAI’s decision on April 30, 2012, which was denied in a Decision on Request for Rehearing dated September 27, 2012. The Company has appealed the BPAI’s decision to the Court of Appeals of the Federal Circuit in a Notice of Appeal dated November 26, 2012. On November 9, 2012, Cheetah’s counsel filed another motion requesting the court to lift the stay. The court granted Cheetah’s motion and lifted the stay in an order dated January 8, 2013.

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

Cambrian Science Patent Infringement Litigation

On July 12, 2011, the Company was notified by Level 3 that Cambrian filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Company’s DTN platform. On August 24,

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011, Cambrian amended the complaint to name the Company as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which the Company denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. The Company filed an answer to the second amended complaint on October 21, 2011, in which the Company maintained the same denials and defenses as in its initial answer. On December 23, 2011, the Company filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to the Company’s motion on December 30, 2011. The Company’s request was denied in the court’s decision on March 7, 2012. The Company presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012. The Company is awaiting the court’s decision on the meaning of various claim terms.

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

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 29, 2012, the Company has not accrued or recorded any such material liabilities.

13.    Stockholders’ Equity

2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan

In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common stock for issuance. As of December 29, 2012, options to purchase 1.7 million shares of the Company’s common stock were outstanding under the 2000 Plan. The Company’s board of directors decided not to grant any additional options or other awards under the 2000 Plan following the Company’s IPO in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the plan.

In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. As of December 29, 2012, the Company reserved a total of 38.2 million shares of common stock for issuance of options, RSUs and PSUs to employees, non-employees and members of the Company’s board of directors, pursuant to the 2007 Plan. The 2007 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company’s board of directors.

Additionally, in February 2007, the Company’s board of directors adopted, and in May 2007, its stockholders approved the Company’s ESPP. The ESPP has a 20-year term, and as of December 29, 2012, the Company had authorized the issuance of approximately 6.7 million shares of common stock.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Exchange Program

On June 11, 2009, the Company’s stockholders approved a one-time stock option exchange program (the “Option Exchange Program”), and on January 25, 2010, the Company launched the Option Exchange Program pursuant to which eligible employees were able to exchange certain outstanding stock options under the Company’s 2007 Plan with an exercise price greater than or equal to $8.16 per share and a grant date on or before January 25, 2009, for a lesser amount of new RSUs or, for new stock options for senior executives. The Option Exchange Program was approved by the Company’s stockholders in June 2009 and was available for employees of the Company residing in the U.S., India and U.K. who held eligible shares. The Option Exchange Program expired on February 22, 2010, and there were 4,926,790 shares tendered for exchange. All surrendered options were cancelled effective as of the expiration of the Option Exchange Program, and immediately thereafter, the Company granted (i) new options with an exercise price of $7.61 per share to purchase an aggregate of 1,564,727 shares of Infinera common stock and (ii) RSUs representing 814,017 shares of Infinera common stock. The Option Exchange Program was an expense neutral exchange and it did not result in any significant incremental stock-based compensation expense.

Equity Incentive Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As December 29, 2012, there were a total of 13.4 million shares available for grant under the Company’s 2007 Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2009	14,568	$8.25	$35,462
Options granted	836	$8.19
Options granted in connection with the stock option exchange program	1,565	$7.61
Options exercised	(3,094)	$3.85	$17,538
Options canceled in connection with the stock option exchange program	(4,927)	$13.53
Options canceled	(1,133)	$8.28

Outstanding at December 25, 2010	7,815	$6.52	$30,923
Options granted	2,571	$8.17
Options exercised	(378)	$3.81	$1,691
Options canceled	(135)	$8.63

Outstanding at December 31, 2011	9,873	$7.03	$7,924
Options granted	127	$7.18
Options exercised	(582)	$4.39	$1,484
Options canceled	(410)	$8.50

Outstanding at December 29, 2012	9,008	$7.13	$5,726

Vested and expected to vest as of December 29, 2012	8,980		$5,726

Exercisable at December 29, 2012	7,920	$7.01	$5,726

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2009	5,066	$9.44	$45,287
RSUs granted	2,828	$8.92
RSUs granted in connection with the stock option exchange program	814	$7.61
RSUs released	(1,322)	$9.59	$12,681
RSUs canceled	(603)	$9.10

Outstanding at December 25, 2010	6,783	$9.03	$69,927
RSUs granted	2,490	$8.18
RSUs released	(2,937)	$8.84	$25,968
RSUs canceled	(379)	$8.91

Outstanding at December 31, 2011	5,957	$8.77	$37,407
RSUs granted	3,620	$7.51
RSUs released	(2,495)	$9.07	$17,742
RSUs canceled	(379)	$8.27

Outstanding at December 29, 2012	6,703	$8.01	$38,873

Expected to vest as of December 29, 2012	6,529		$37,868

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2009	3,304	$10.51	$29,541
PSUs granted	0	$0.00
PSUs released	0	$0.00
PSUs canceled	(622)	$10.51

Outstanding at December 25, 2010	2,682	$10.51	$27,660
PSUs granted	0	$0.00
PSUs released	0	$0.00
PSUs canceled	(87)	$10.43

Outstanding at December 31, 2011	2,595	$10.51	$16,304
PSUs granted	515	$7.85
PSUs released	(883)	$9.40	$5,448
PSUs canceled	(859)	$10.04

Outstanding at December 29, 2012	1,368	$10.53	$7,933

Expected to vest as of December 29, 2012	681		$3,950

The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $5.80 at December 28, 2012 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents total stock-based compensation cost granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 29, 2012, which is expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$3,886	1.4
RSUs	$30,652	1.9
PSUs	$477	0.2

The following table summarizes information about options outstanding at December 29, 2012.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.76 - $ 4.04	1,570	3.18	$2.15	1,571	$2.15
$6.30 - $ 7.25	1,498	6.88	$6.86	1,282	$6.87
$7.45 - $ 7.61	1,615	5.37	$7.53	1,469	$7.52
$7.68 - $ 8.19	1,850	5.79	$8.09	1,488	$8.12
$8.39 - $ 8.61	1,587	7.95	$8.58	1,321	$8.58
$8.85 - $ 22.36	888	5.87	$11.08	789	$11.22

	9,008	5.83	$7.13	7,920	$7.01

Employee Stock Options

In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. During 2012, the Company granted options to employees and members of the Company’s board of directors to purchase an aggregate of 0.1 million shares of common stock at a weighted-average price of $7.18 per share. These options have exercise prices equal to the closing market prices of the Company’s common stock on the dates these options were granted. The weighted-average remaining contractual term of options exercisable was 5.6 years as of December 29, 2012. Total fair value of stock options granted to employees and directors that vested during 2012 and 2011 was approximately $10.0 million and $9.0 million, respectively, based on the grant date fair value.

Excluding options granted in connection with the Company’s one-time stock option exchange program, which occurred in fiscal 2010, the ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Volatility	65% - 68%	58% - 62%	56% - 61%
Risk-free interest rate	0.7% - 1.0%	1.7% - 2.6%	1.4% - 2.9%
Expected life	4.0 - 5.3 years	4.6 - 5.5 years	4.8 - 5.4 years
Estimated fair value	$3.75 - $3.76	$3.47 - $4.63	$3.32 - $5.72
Total stock-based compensation expense (in thousands)	$8,436	$12,590	$14,904

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Volatility	54% - 57%	51% - 66%	45% - 55%
Risk-free interest rate	0.16% - 0.17%	0.12% - 0.20%	0.20% - 0.23%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.73 - $2.63	$2.09 - $2.70	$2.13 - $2.58

The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Stock-based compensation expense	$3,586	$3,561	$2,802
Employee contributions	$9,030	$8,459	$7,562
Shares purchased	1,653	1,309	1,207

As of December 29, 2012, there were approximately 0.5 million shares available for grant under the ESPP.

Restricted Stock Units

During 2012 , 2011 and 2010, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 3.6 million, 2.5 million and 3.6 million shares of the Company’s common stock, respectively, at no cost. Included in the RSUs granted in 2010 are 0.8 million shares granted in connection with the Option Exchange Program. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of RSU stock-based compensation in 2012, 2011 and 2010 was approximately $27.9 million, $25.5 million and $23.8 million, respectively.

Performance Stock Units

During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During 2012, the Company released 0.7 million of PSUs based on a payout of 0.5 of the target number of PSUs. As of December 29, 2012, 0.9 million PSUs granted in 2009 remained outstanding and were scheduled to vest on December 31, 2012, subject to the performance criteria set forth above.

Pursuant to the Company’s 2007 Equity Incentive Plan, during 2012, the Company granted 0.5 million PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled.

Amortization of stock-based compensation related to PSUs in 2012, 2011 and 2010 was approximately $3.3 million, $9.2 million and $7.6 million, respectively.

Common Stock Warrants

As of December 29, 2012, there were warrants to purchase 92,592 shares of common stock outstanding with an exercise price of $5.40 per share and an expiration date of July 13, 2013.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Stock-based compensation effects in inventory	$4,891	$3,479	$2,497
Stock-based compensation effects in deferred inventory cost	$42	$179	$287
Stock-based compensation effects in fixed assets	$146	$36	$0
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,710	$2,923	$2,598
Research and development	13,306	14,990	14,301
Sales and marketing	10,450	8,818	7,896
General and administrative	9,529	18,502	19,903

	35,995	45,233	44,698
Cost of revenue—amortization from balance sheet (1)	5,824	4,924	5,637

Total stock-based compensation expense	$41,819	$50,157	$50,335

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

Shares Reserved for Future Issuances

Common stock reserved for future issuance was as follows (in thousands):

December 29, 2012
Outstanding stock options and awards	17,079
Reserved for future option and award grants	13,372
Reserved for future ESPP	531

Total common stock reserved for stock options and awards	30,982
Warrants to purchase common stock	93

Total common stock reserved for future issuances	31,075

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes

The following is a geographic breakdown of the provision for (benefit from) income taxes (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Current:
Federal	$(133)	$(107)	$(264)
State	22	213	(17)
Foreign	2,169	1,841	790
Total current	$2,058	$1,947	$509
Deferred:
Federal	$0	$0	$(200)
State	0	0	0
Foreign	132	(256)	8

Total deferred	$132	$(256)	$(192)

Total provision	$2,190	$1,691	$317

Income before provision for income taxes from international operations was $5.5 million, $5.3 million and $3.5 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively.

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Expected tax benefit at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.0%	(0.1)%	(0.1)%
Research credits	0.0%	2.9%	9.4%
Stock-based compensation	(3.9)%	(4.1)%	(7.5)%
Change in valuation allowance	(33.5)%	(36.1)%	(40.6)%
Other	(0.2)%	0.3%	2.7%

Effective tax rate	(2.6)%	(2.1)%	(1.1)%

The Company recognized income tax expense of approximately $2.2 million, $1.7 million and $0.3 million in each of fiscal years 2012, 2011, and 2010, on pre-tax book losses of $83.1 million, $80.1 million, and $27.6 million, respectively. The resulting effective tax rates of 2.6%, 2.1%, and 1.1% for 2012, 2011, and 2010, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings. The increase in the 2012 and 2011 tax expense compared to the 2010 tax expense relates primarily to the expiration of the India tax holiday as well as an increase in India transfer pricing reserves, in accordance to Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes. The Company’s India subsidiary operated under a tax holiday which expired on March 31, 2011 and the net impact of this tax holiday in prior years was to decrease the Company’s net loss by approximately $0.5 million in 2010, resulting in no earnings per share impact in that year. Further, the increase in tax expense in 2012 compared to 2011 relates to reductions of benefits from Canadian research credits.

During 2012, 2011 and 2010, income tax benefits of zero, $0.1 million and $0.3 million for each year were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 29, 2012	December 31, 2011
Deferred tax assets:
Net operating losses	$120,022	$92,951
Research credits	29,092	26,326
Nondeductible accruals	31,354	29,836
Property, plant and equipment	3,226	2,007
Intangible assets	4,871	9,453
Stock-based compensation	25,040	27,949

Total deferred tax assets	$213,605	$188,522
Valuation allowance	(213,449)	(188,351)

Net deferred tax assets	$156	$171

Deferred tax liabilities:
Depreciation	(117)	0

Total deferred tax liabilities	$(117)	$0

Net deferred tax assets	$39	$171

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 29, 2012 and December 31, 2011. The valuation allowance for deferred tax assets as of December 29, 2012 and December 31, 2011 was $213.4 million and $188.4 million, respectively. The net change in the valuation allowance was an increase of $25.1 million and $32.5 million for the years ended December 29, 2012 and December 31, 2011, respectively.

As of December 29, 2012, the Company has net operating loss carryforwards of approximately $338.4 million for federal tax purposes and $297.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2015 for state tax purposes. Additionally, the Company has federal and California research and development credits available to reduce future income taxes payable of approximately $22.9 million, respectively. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date.

The Company maintains net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 29, 2012, the Company had unbenefited stock option deductions for federal and California tax purposes of $36.8 million and $35.6 million, respectively. When utilized, the estimated tax benefits of approximately $14.7 million will result in a credit to stockholders’ equity.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 29, 2012, the Company has determined that ownership changes have occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.

The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 29, 2012, the undistributed earnings approximated $15.6 million. The future tax consequence of the remittance of these earnings is negligible because of the significant net operating loss carryforwards for U.S. and state purposes and full valuation allowance provided against such carryforwards.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 29, 2012	December 31, 2011	December 25, 2010
Beginning balance	$13,066	$8,970	$8,295
Tax position related to current year:
Additions	1,437	2,759	1,055
Tax positions related to prior years
Additions	75	1,810	55
Reductions	(580)	(210)	(402)
Lapses of statute of limitations	(96)	(263)	(33)

Ending balance	$13,902	$13,066	$8,970

As of December 29, 2012, the cumulative unrecognized tax benefit was $13.9 million, of which $12.3 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 29, 2012, approximately $1.6 million, if recognized, would impact the Company’s effective tax rate.

As of December 29, 2012, December 31, 2011 and December 25, 2010, the Company had $0.2 million each year of accrued interest or penalties related to unrecognized tax benefits, respectively, of which less than $0.1 million was included in the Company’s provision for income taxes each for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

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

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 29, 2012.

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Americas:
United States	$296,849	$283,443	$342,461
Other Americas	11,811	11,543	16,162

	$308,660	$294,986	$358,623
Europe, Middle East and Africa	116,663	93,428	84,786
Asia Pacific	13,114	16,463	10,943

Total revenue	$438,437	$404,877	$454,352

Property, plant and equipment, net

	December 29, 2012	December 31, 2011
United States	$78,309	$74,340
Other Americas	222	230
Asia Pacific	1,812	2,183

Total property, plant and equipment, net	$80,343	$76,753

16.    Employee Benefit Plan

In July 2001, the Company’s board of directors approved the adoption of a savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were insignificant for 2012, 2011 and 2010.

INFINERA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Financial Information by Quarter (Unaudited)

The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 29, 2012. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report and you should read the following table in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended (Unaudited)
		2012			2011
	Dec. 29	Sep. 29	Jun. 30	Mar. 31	Dec. 31	Sep. 24	Jun. 25	Mar. 26
			(In thousands, except per share data)
Revenue:
Product	$109,051	$98,853	$77,843	$92,391	$93,025	$89,554	$84,361	$82,528
Ratable product and related support and services	393	450	523	531	593	847	814	922
Services	18,620	12,911	15,092	11,779	18,391	13,621	10,781	9,440

Total revenue	128,064	112,214	93,458	104,701	112,009	104,022	95,956	92,890
Cost of revenue:
Cost of product	77,023	66,510	56,017	59,324	61,103	57,449	54,540	46,618
Cost of ratable product and related support and services	104	102	166	191	250	167	294	385
Cost of services	7,669	4,102	4,901	4,759	5,972	5,757	3,708	3,143

Total cost of revenue	84,796	70,714	61,084	64,274	67,325	63,373	58,542	50,146

Gross profit	43,268	41,500	32,374	40,427	44,684	40,649	37,414	42,744
Operating expenses	58,781	59,705	61,773	60,311	63,544	62,351	61,491	58,753

Loss from operations	(15,513)	(18,205)	(29,399)	(19,884)	(18,860)	(21,702)	(24,077)	(16,009)
Other income (expense), net	75	(442)	377	(149)	56	393	245	(99)

Loss before income taxes	(15,438)	(18,647)	(29,022)	(20,033)	(18,804)	(21,309)	(23,832)	(16,108)
Provision for income taxes	650	434	527	579	546	497	362	286

Net loss	$(16,088)	$(19,081)	$(29,549)	$(20,612)	$(19,350)	$(21,806)	$(24,194)	$(16,394)

Net loss per common share
Basic	$(0.14)	$(0.17)	$(0.27)	$(0.19)	$(0.18)	$(0.21)	$(0.23)	$(0.16)

Diluted	$(0.14)	$(0.17)	$(0.27)	$(0.19)	$(0.18)	$(0.21)	$(0.23)	$(0.16)

The Company’s operating results may fluctuate due to a variety of factors, many of which are outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful. You should not rely on the Company’s past results as an indication of its future performance.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2012 was a 52-week year that ended on December 29, 2012. The quarters ended March 31, June 30, September 29, and December 29, 2012 were 13-week quarters. Fiscal year 2011 was a 53-week year that ended on December 31, 2011. The quarters ended March 26, June 25, and September 24, 2011 were 13-week quarters and the quarter ended December 31, 2011 was a 14-week quarter.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Except as described above, there were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal year ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012, the end of our fiscal year. Management based its assessment on the framework established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 29, 2012, the end of the Company’s fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

The information required by this item with respect to our directors and executive officers is incorporated by reference to the information set forth in our proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Infinera’s fiscal year ended December 29, 2012. For information pertaining to our executive offers and directors, refer to the “Executive Officers and Directors” section of Part 1, Item 1 of this Annual Report on Form 10-K.

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

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$188,351	$155,847	$142,420
Additions	25,098	32,504	13,427
Reductions	0	0	0

Ending balance	$213,449	$188,351	$155,847

Allowance for doubtful accounts
Beginning balance	$0	$0	$0
Additions	94	0	0
Reductions	0	0	0

Ending balance	$94	$0	$0

Provision for other receivables
Beginning balance	$563	$0	$0
Additions	0	563	0
Reductions	(563)	0	0

Ending balance	$0	$563	$0

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (3)

10.1*	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (4)

10.2*	2000 Stock Plan, as amended, and forms of stock option agreements thereunder. (4)

10.3*	2007 Equity Incentive Plan. (4)

10.4*	2007 Employee Stock Purchase Plan. (4)

10.5*	Bonus Plan. (5)

10.6*	Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan. (6)

10.7*	Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan. (6)

10.8*	Form of Stock Option Agreement under the 2007 Equity Incentive Plan. (7)

10.9*	Form of Annual Performance Share Agreement for the Board of Directors under the 2007 Equity Incentive Plan. (8)

10.10*	Form of CEO Amended and Restated Change of Control Severance Agreement.

10.11*	Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement.

14.1	Code of Ethics. (9)

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
***	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.
(2)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 17, 2009.
(3)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
(4)	Incorporated by reference to exhibit filed with Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.
(5)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 2, 2010.
(7)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 5, 2010.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 7, 2009.
(9)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2013

Infinera Corporation Registrant

By:	/s/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS J. FALLON	/s/ KAMBIZ Y. HOOSHMAND
Thomas J. Fallon President, Chief Executive Officer and Director and Principal Executive Officer March 5, 2013	Kambiz Y. Hooshmand Chairman of the Board March 5, 2013

/s/ ITA M. BRENNAN	/s/ KENNETH A. GOLDMAN
Ita M. Brennan Chief Financial Officer, Principal Financial and Accounting Officer March 5, 2013	Kenneth A. Goldman Director March 5, 2013

/s/ DAVID F. WELCH, PH.D.	/s/ DAN MAYDAN, PH.D.
David F. Welch, Ph.D. Co-founder, Executive Vice President, Chief Strategy Officer and Director March 5, 2013	Dan Maydan, Ph.D. Director March 5, 2013

/s/ PHILIP J. KOEN	/s/ PAUL J. MILBURY
Philip J. Koen Director March 5, 2013	Paul J. Milbury Director March 5, 2013

/s/ CARL REDFIELD	/s/ MARK A. WEGLEITNER
Carl Redfield Director March 5, 2013	Mark A. Wegleitner Director March 5, 2013