Form 10-Q
period 2013-03-30
INFINERA CORP
filed 2013-05-07
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of April 30, 2013, 115,880,286 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS

Current assets:
Cash and cash equivalents	$98,998	$104,666
Short-term investments	62,108	76,146
Accounts receivable, net of allowance for doubful accounts of $100 in 2013 and $94 in 2012	112,133	107,039
Other receivables	3,298	2,909
Inventory	130,991	127,809
Deferred inventory costs	413	1,029
Prepaid expenses and other current assets	10,284	9,899

Total current assets	418,225	429,497

Property, plant and equipment, net	77,155	80,343
Deferred inventory costs, non-current	68	100
Long-term investments	0	2,874
Cost-method investment	9,000	9,000
Long-term restricted cash	3,826	3,868
Deferred tax asset	745	805
Other non-current assets	1,779	1,683

Total assets	$510,798	$528,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$52,104	$61,428
Accrued expenses	19,940	25,483
Accrued compensation and related benefits	18,694	22,325
Accrued warranty	7,027	7,262
Deferred revenue	31,234	26,744
Deferred tax liability	745	805

Total current liabilities	129,744	144,047

Accrued warranty, non-current	9,645	9,220
Deferred revenue, non-current	3,059	3,210
Other long-term liabilities	15,909	15,557

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares – 500,000 as of March 30, 2013 and December 29, 2012 Issued and outstanding shares – 115,617 as of March 30, 2013 and 112,461 as of December 29, 2012	116	112
Additional paid-in capital	942,490	930,618
Accumulated other comprehensive loss	(2,520)	(2,228)
Accumulated deficit	(587,645)	(572,366)

Total stockholders’ equity	352,441	356,136

Total liabilities and stockholders’ equity	$510,798	$528,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Product	$107,809	$92,391
Ratable product and related support and services	534	531
Services	16,282	11,779

Total revenue	124,625	104,701

Cost of revenue:
Cost of product	75,352	59,324
Cost of ratable product and related support and services	95	191
Cost of services	6,476	4,759

Total cost of revenue	81,923	64,274

Gross profit	42,702	40,427

Operating expenses:
Research and development	29,726	30,985
Sales and marketing	18,046	18,242
General and administrative	9,872	11,084

Total operating expenses	57,644	60,311

Loss from operations	(14,942)	(19,884)

Other income (expense), net:
Interest income	197	275
Other gain (loss), net	(203)	(424)

Total other income (expense), net	(6)	(149)
Loss before income taxes	(14,948)	(20,033)
Provision for income taxes	331	579

Net loss	$(15,279)	$(20,612)

Net loss per common share
Basic	$(0.13)	$(0.19)

Diluted	$(0.13)	$(0.19)

Weighted average shares used in computing net loss per common share
Basic	114,308	108,666

Diluted	114,308	108,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net loss	$(15,279)	$(20,612)

Other comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	0	12
Reclassification of realized gain on auction rate securities	(166)	0
Unrealized gain (loss) on all other available-for-sale investments	(9)	136
Foreign currency translation adjustment	(117)	382
Tax related to available-for-sale investment	0	(60)

Net change in accumulated other comprehensive loss	(292)	470

Comprehensive loss	$(15,571)	$(20,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net loss	$(15,279)	$(20,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,334	5,528
(Recovery of) provision for other receivables	(88)	0
Amortization of premium on investments	314	618
Stock-based compensation expense	7,975	9,437
Non-cash tax benefit	0	(59)
Other gain	(243)	(22)
Changes in assets and liabilities:
Accounts receivable	(5,094)	15,172
Other receivables	(558)	422
Inventory	(5,041)	(12,050)
Prepaid expenses and other assets	(432)	2,173
Deferred inventory costs	629	1,167
Accounts payable	(8,045)	(7,266)
Accrued liabilities and other expenses	(6,301)	(1,010)
Deferred revenue	4,340	624
Accrued warranty	190	121

Net cash used in operating activities	(21,299)	(5,757)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(20,023)	(21,907)
Proceeds from sale of available-for-sale investments	2,850	5,194
Proceeds from maturities and calls of investments	33,835	32,034
Purchase of property and equipment	(4,936)	(13,649)
Reimbursement of manufacturing capacity advance	0	50
Change in restricted cash	44	(193)

Net cash provided by investing activities	11,770	1,529

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,560	7,005
Repurchase of common stock	(1,493)	(832)

Net cash provided by financing activities	4,067	6,173

Effect of exchange rate changes on cash	(206)	306
Net change in cash and cash equivalents	(5,668)	2,251
Cash and cash equivalents at beginning of period	104,666	94,458

Cash and cash equivalents at end of period	$98,998	$96,709

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$210	$329

Supplemental schedule of non-cash financing activities:
Non-cash settlement for manufacturing capacity advance	$0	$275

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Infinera Corporation (“Infinera” or the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

There have been no material changes in the Company’s significant accounting policies for the three months ended March 30, 2013 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

2. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the guidance for ASU 2013-02 beginning in its fiscal quarter ended March 30, 2013. Other than requiring additional disclosures, the Company’s adoption of ASU 2013-02 did not have an impact on the Company’s financial position, results of operations or cash flow.

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

The Company classifies its ARS within Level 3 of the fair value hierarchy. The Company’s ARS are classified within Level 3 because they are valued, in part, by using inputs that are unobservable in the market and are significant to the valuation. As of March 30, 2013, all of the Company’s ARS had been either called at par value or tendered at a price equal to 95% of par value.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first quarter of 2013, the Company disposed of its remaining $3.1 million (par value) ARS, with $0.1 million of ARS called at par value and $3.0 million of ARS tendered at 95% of par value. The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 30, 2013				As of December 29, 2012
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$40,799	$0	$0	$40,799	$25,560	$0	$0	$25,560
Certificates of deposit	0	1,440	0	1,440	0	2,160	0	2,160
Commercial paper	0	25,769	0	25,769	0	14,843	0	14,843
Corporate bonds	0	31,634	0	31,634	0	57,467	0	57,467
U.S. agency notes	0	0	0	0	0	0	0	0
U.S. treasuries	9,013	0	0	9,013	15,020	0	0	15,020
ARS	0	0	0	0	0	0	2,873	2,873

Total assets	$49,812	$58,843	$0	$108,655	$40,580	$74,470	$2,873	$117,923

Liabilities
Foreign currency exchange forward contracts	$0	$71	$0	$71	$0	$112	$0	$112

During the three months ended March 30, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2 financial assets and all Level 3 financial assets were disposed.

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Three Months Ended
	December 29, 2012	Total Net Gains Included in Other Comprehensive Loss		Calls		Sold		March 30, 2013
ARS – available-for-sale	$2,873	$0	(1)	$(92	)(2)	$(2,781	)(3)	$0

	Three Months Ended
	December 31, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		March 31, 2012
ARS – available-for-sale	$7,675	$16	(1)	$(136	)(2)	$7,555

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called at par value. Realized gains for the three months ended March 30, 2013 and March 31, 2012 were not significant.
(3)	Amount represents the fair market value of the securities sold at 95% of par value. Realized gains for the three months ended March 30, 2013 were $0.2 million.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments at fair value were as follows (in thousands):

	March 30, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$40,799	$0	$0	$40,799
Certificates of deposit	1,440	0	0	1,440
Commercial paper	25,776	5	(12)	25,769
Corporate bonds	31,624	13	(3)	31,634
U.S. treasuries	9,009	4	0	9,013

Total available-for-sale investments	$108,648	$22	$(15)	$108,655

	December 29, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$25,560		$0	$0	$25,560
Certificates of deposit	2,160		0	0	2,160
Commercial paper	14,848		0	(5)	14,843
Corporate bonds	57,451		22	(6)	57,467
U.S. treasuries	15,015		5	0	15,020
ARS	2,707	(1)	166	0	2,873

Total available-for-sale investments	$117,741		$193	$(11)	$117,923

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.

As of March 30, 2013, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of no more than 11 months. Proceeds from sales, maturities and calls of available-for-sale investments were $36.7 million for the three months ended March 30, 2013, and $37.2 million for the three months ended March 31, 2012. Net realized gains (losses) on short-term and long-term investments were $0.2 million for the three months ended March 30, 2013 and were not significant for the three months ended March 31, 2012. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments

As a result of the Company’s disposal of $3.1 million ARS (par value) during the three months ended March 30, 2013, it recorded an approximately $0.2 million gain, which was recognized as Other gain (loss) in the Company’s condensed consolidated statements of operations.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)

Balance at March 30, 2013	$0	$0	$0	$0	$0

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Cost-method Investment

As of March 30, 2013, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of March 30, 2013, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three months ended March 30, 2013 and March 31, 2012.

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The forward contracts entered into during the three months ended March 30, 2013 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of March 30, 2013, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended March 30, 2013 and March 31, 2012, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a gain of $0.5 million and a loss of $0.8 million, respectively, included in Other gain (loss), net in the condensed consolidated statements of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 30, 2013		As of December 29, 2012
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$21,646	$(67)	$22,882	$(105)
Related to restricted cash	1,452	(4)	1,495	(7)

	$23,098	$(71)	$24,377	$(112)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	March 30, 2013	December 29, 2012
Inventory
Raw materials	$12,224	$13,003
Work in process	53,136	57,281
Finished goods(1)	65,631	57,525

Total inventory	$130,991	$127,809

Property, plant and equipment, net:
Computer hardware	$9,066	$9,024
Computer software	16,134	15,834
Laboratory and manufacturing equipment	125,633	120,543
Furniture and fixtures	1,299	1,285
Leasehold improvements	33,120	33,370
Construction in progress	14,781	17,513

Subtotal	$200,033	$197,569
Less accumulated depreciation and amortization	(122,878)	(117,226)

Total property, plant and equipment, net	$77,155	$80,343

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$4,687	$5,401
Professional and other consulting fees	3,379	3,703
Taxes payable	3,068	3,588
Royalties	704	1,516
Accrued rebate and customer prepay liability	1,102	1,284
Other accrued expenses	7,000	9,991

Total accrued expenses	$19,940	$25,483

(1)

Included in finished goods inventory at March 30, 2013 and December 29, 2012 were $12.6 million and $15.6 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

The Company had $3.6 million of standby letters of credit outstanding as of March 30, 2013 and December 29, 2012. These consisted of $1.5 million related to a value added tax license, $0.7 million related to property leases and $1.4 million related to a customer proposal guarantee.

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

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended March 30, 2013 (in thousands):

	Unrealized Gain on Auction Rate Securities	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Beginning balance	$166	$16	$(1,650)	$(760)	$(2,228)

Other comprehensive loss before reclassifications	0	(9)	(117)	0	(126)
Amounts reclassified from accumulated other comprehensive loss	(166)	0	0	0	(166)

Net current-period other comprehensive loss	(166)	(9)	(117)	0	(292)

Ending balance	$0	$7	$(1,767)	$(760)	$(2,520)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the three months ended March 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
Unrealized gain on auction rate securities	$(166)	Other gain (loss), net
	0	Provision for income taxes

Total reclassifications for the period	$(166)	Total, net of income tax

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

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net loss	$(15,279)	$(20,612)
Weighted average common shares outstanding	114,308	108,666

Net loss per common share – basic and diluted	$(0.13)	$(0.19)

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	March 30, 2013	March 31, 2012
Stock options	8,591	9,485
RSUs	5,407	6,061
PSUs	553	1,317
ESPP	601	694
Warrants to purchase common stock	0	93

Total	15,152	17,650

9. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As of March 30, 2013, there were a total of 19.4 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	9,008	$7.13	$5,726
Options exercised	(140)	$2.96	$549
Options canceled	(277)	$7.56

Outstanding at March 30, 2013	8,591	$7.19	$7,314

Vested and expected to vest as of March 30, 2013	8,569		$7,313
Exercisable at March 30, 2013	7,764	$7.10	$7,260

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	6,703	$8.01	$38,873
RSUs granted	383	$6.69
RSUs released	(1,474)	$8.03	$11,008
RSUs canceled	(205)	$7.94

Outstanding at March 30, 2013	5,407	$7.91	$37,849

Expected to vest at March 30, 2013	5,280		$36,961

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	1,368	$10.53	$7,933
PSUs granted	329	$6.76
PSUs released	(684)	$10.53	$4,284
PSUs canceled	(460)	$11.82

Outstanding at March 30, 2013	553	$7.22	$3,871

Expected to vest at March 30, 2013	312		$2,184

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $7.00 at March 28, 2013 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 30, 2013. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$2,969	1.2
RSUs	$25,585	1.9
PSUs	$1,924	2.1

Employee Stock Options

The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

Three Months Ended
Employee and Director Stock Options	March 30, 2013	March 31, 2012
Volatility	N/A	65% - 68%
Risk-free interest rate	N/A	0.7% - 1.0%
Expected life	N/A	4.0 - 5.3 years
Estimated fair value	N/A	$3.75 - $3.76
Stock-based compensation expense (in thousands)	$803	$2,401

N/A	Not applicable because the Company did not grant any options to employees during the three months ended March 30, 2013.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
Employee Stock Purchase Plan	March 30, 2013	March 31, 2012
Volatility	46%	57%
Risk-free interest rate	0.14%	0.16%
Expected life	0.5 years	0.5 years
Estimated fair value	$1.87	$2.63
Stock-based compensation expense (in thousands)	$708	$896

Restricted Stock Units

During the three months ended March 30, 2013, the Company granted RSUs to employees to receive an aggregate of 0.4 million shares of the Company’s common stock, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 30, 2013 and March 31, 2012 was approximately $6.9 million and $6.3 million, respectively.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Stock Units

During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During the three months ended March 30, 2013, the Company released 0.5 million of PSUs based on a payout of 0.5 times of the target number of PSUs.

Pursuant to the Company’s 2007 Equity Incentive Plan, during 2012, the Company granted 0.5 million shares of PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled. During the three months ended March 30, 2013, the Company released 0.2 million shares of PSUs upon achievement of certain performance goals.

Pursuant to the Company’s 2007 Equity Incentive Plan, during the three months ended March 30, 2013, the Company granted 0.3 million shares of PSUs to certain of the Company’s executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns.

Amortization of stock-based compensation related to PSUs in the three months ended March 30, 2013 was a credit of approximately $0.8 million, including $0.6 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with Accounting Standard Codification 718, Compensation – Stock Compensation. Amortization of stock-based compensation related to PSUs in the three months ended March 31, 2012 was approximately $0.5 million.

Common Stock Warrants

During the first quarter of 2013, warrants to purchase 92,592 shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.5 million. As of March 30, 2013, there were no warrants of common stock outstanding.

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 30, 2013	December 29, 2012
Stock-based compensation effects in inventory	$4,555	$4,891
Stock-based compensation effects in deferred inventory cost	$23	$42
Stock-based compensation effects in fixed assets	$165	$171

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$486	$606
Research and development	3,119	3,320
Sales and marketing	1,999	2,219
General and administration	769	2,223

	6,373	8,368
Cost of revenue – amortization from balance sheet(1)	1,602	1,069

Total stock-based compensation expense	$7,975	$9,437

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

Provision for income taxes for the three months ended March 30, 2013 was $0.3 million, or negative 2.2% on a pre-tax loss of $15.0 million, compared to a tax provision of $0.6 million, or negative 2.9%, on a pre-tax loss of $20.0 million for the three months ended March 31, 2012. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The lower tax expense in 2013 relates to a release of transfer pricing reserves following a statute of limitations lapse.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 30, 2013 and December 29, 2012. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended
	March 30, 2013	March 31, 2012
Americas:
United States	$79,073	$70,898
Other Americas	718	3,992

	$79,791	$74,890
Europe, Middle East and Africa	38,806	26,151
Asia Pacific	6,028	3,660

Total revenue	$124,625	$104,701

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant and equipment, net

	March 30, 2013	December 29, 2012
United States	$75,313	$78,309
Other Americas	191	198
Europe, Middle East and Africa	74	24
Asia Pacific	1,577	1,812

Total property, plant and equipment, net	$77,155	$80,343

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

Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning balance	$16,482	$12,865
Charges to operations	4,168	2,721
Utilization	(2,083)	(1,973)
Change in estimate(1)	(1,895)	(627)

Balance at the end of the period	$16,672	$12,986

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

13. Litigation and Contingencies

Legal Matters

From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations, or cash flows. A complete description of the Company’s legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on March 5, 2013, which is incorporated herein by reference. Any updates to the information contained in the Company’s Annual Report on Form 10-K are set forth below.

INFINERA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cheetah Patent Infringement Litigation

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is now reasonably possible. The Company has further concluded, that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. No provision has been made for this lawsuit in our financial statements. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of the range of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the lift of the stay by the court, the status of the plaintiff as a non-operating entity, the Company’s intention to vigorously defend the case unless it can be settled for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Cambrian Science Patent Infringement Litigation

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has made no provision for this lawsuit in its financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, and the status of the plaintiff as a non-operating entity. There have been no updates in the Company’s legal proceedings for the three months ended March 30, 2013 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 30, 2013, the Company has not accrued or recorded any such material liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product costs, delivery dates and revenues; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the liquidity of our auction rate securities; statements related to the effects of litigation on our financial position, results of operations, or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 29, 2012 filed on March 5, 2013. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Overview

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity, low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. Infinera believes this can best be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators efficiently scale their network bandwidth without significant increases in space, power or operational workload.

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

Traffic patterns in the optical network continue to grow to accommodate increased bandwidth from video, mobility and cloud computing with high-capacity networks migrating from 10 Gigabits per second (“Gbps”) and 40 Gbps wavelength solutions to newly available 100 Gbps solutions. In order to meet the growing bandwidth demands of our customers, we introduced our 40 Gbps non-PIC based solution in the third quarter of 2011 and we launched our DTN-X platform, a 100 Gbps platform based on our 500 Gbps PICs with a 5 Terabit OTN switch in September 2011 and completed our first shipments for customer deployment in the second quarter of 2012. The DTN-X, DTN and ATN platforms are designed to operate as a tightly-integrated network with a single management system providing an end-to-end Digital Optical Network experience.

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

As of March 30, 2013, we have sold our network systems for deployment in the optical networks of 115 customers worldwide, including Colt, Cox Communications, Deutsche Telekom, Equinix, Inc., Interoute, KVH, TeliaSonera, Level 3, NTT, OTE, Pacnet and XO Communications. We currently have 23 DTN-X customers since the commencement of shipping our DTN-X platform in the second quarter of 2012. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. One customer accounted for over 10% of our revenue in the first quarter of 2013 and one other customer accounted for over 10% of our revenue in the first quarter of 2012. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% of our revenue from direct sales to customers in both of the three months ended March 30, 2013 and March 31, 2012. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	March 30, 2013		March 31, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$107,809	87%	$92,391	88%	$15,418	17%
Ratable product and related support and services	534	0%	531	1%	3	1%
Services	16,282	13%	11,779	11%	4,503	38%

Total revenue	$124,625	100%	$104,701	100%	$19,924	19%

Cost of revenue:
Product	$75,352	61%	$59,324	57%	$16,028	27%
Ratable product and related support and services	95	0%	191	0%	(96)	-50%
Services	6,476	5%	4,759	4%	1,717	36%

Total cost of revenue	$81,923	66%	$64,274	61%	$17,649	27%

Gross profit	$42,702	34%	$40,427	39%	$2,275	6%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended
	March 30, 2013		March 31, 2012
	Amount	% of total revenue	Amount	% of total revenue
Total revenue by geography
Domestic	$79,073	63%	$70,898	68%
International	45,552	37%	33,803	32%

	$124,625	100%	$104,701	100%

Total revenue by sales channel
Direct	$120,848	97%	$101,843	97%
Indirect	3,777	3%	2,858	3%

	$124,625	100%	$104,701	100%

Revenue

Total revenue increased by $19.9 million, or 19%, during the three months ended March 30, 2013 compared to the corresponding period in 2012. International revenue increased to 37% of total revenue for the three months ended March 30, 2013 from 32% of total revenue in the corresponding period in 2012. This increase was primarily due to increased investment in sales resources in Europe with strong adoption of our DTN-X platform resulting in higher revenue for the region. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased by $15.4 million, or 17%, during the three months ended March 30, 2013 compared to the corresponding period in 2012, reflecting increased sales of our DTN-X platform to both new and existing customers the first quarter of 2013. Total ratable revenue levels remained consistent at $0.5 million for the three months ended March 30, 2013 as compared to the corresponding period in 2012.

Total services revenue increased by $4.5 million, or 38%, during the three months ended March 30, 2013 compared to the corresponding period in 2012 primarily reflecting the incremental recognition of $2.1 million in deployment services revenue, $1.4 for hardware warranty and spares management related services and $1.0 million in software subscription revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin decreased to 34% in the three months ended March 30, 2013 from 39% in the corresponding period of 2012. The transition of a portion of our revenues from the DTN platform to our recently introduced DTN-X platform, with its initial lower gross margins, contributed to a decline in gross margins in the first quarter of 2013. In addition, we continued to experience a higher level of lower margin network footprint sales in the first quarter of 2013, as we completed a significant number of new DTN-X deployments. We remain focused on achieving cost reductions on the DTN-X platform and expect improved yields and more mature manufacturing processes to contribute to improved gross margins over time.

We do not have the visibility necessary to accurately predict quarterly gross margins beyond a one-quarter time horizon, but believe that increased revenues and improved product mix, combined with planned cost reductions on the DTN-X platform, can allow for some margin expansion later in 2013 and in future years.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	March 30, 2013		March 31, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$29,726	24%	$30,985	30%	$(1,259)	-4%
Sales and marketing	18,046	14%	18,242	17%	(196)	-1%
General and administrative	9,872	8%	11,084	11%	(1,212)	-11%

Total operating expenses	$57,644	46%	$60,311	58%	$(2,667)	-4%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Research and development	$3,119	$3,320
Sales and marketing	1,999	2,219
General and administration	769	2,223

Total	$5,887	$7,762

Research and Development Expenses

Research and development expenses decreased by $1.3 million, or 4%, during the three months ended March 30, 2013 compared to the corresponding period in 2012 primarily due to decreases in equipment and software spending of $2.0 million, professional and outside services costs of $0.5 million, stock-based compensation expense of $0.2 million and other costs of $0.1 million. These decreases were offset by increased cash compensation and personnel related costs of $1.5 million.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.2 million, or 1%, during the three months ended March 30, 2013 compared to the corresponding period in 2012 primarily due to decreases in customer lab trials of $0.4 million, travel and related expenses of $0.4 million and stock-based compensation of $0.2 million, offset by a $0.8 million increase in compensation and personnel-related expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 11%, during the three months ended March 30, 2013 compared to the corresponding period in 2012, primarily due to decreased stock-based compensation expense of $1.5 million and lower consulting costs of $0.1 million. These decreases were partially offset by increased facilities and other costs of $0.4 million.

Other Income (Expense), Net

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Interest income	$197	$275
Other gain (loss), net	(203)	(424)

Total income (expense), net	$(6)	$(149)

Interest income decreased by an insignificant amount in the first quarter of 2013 compared to the corresponding period in 2012. The decrease was mainly due to lower total investments.

Other gain (loss), net for the first quarter of 2013 included a loss of $0.4 million of realized and unrealized foreign currency transaction loss partially offset by a $0.2 million gain from the disposal of our remaining ARS. Other gain (loss), net for the first quarter of 2012 included a loss of $0.4 million of realized and unrealized foreign currency transactions.

Income Tax Provision

Provision for income taxes for the three months ended March 30, 2013 was $0.3 million, or negative 2.2% on a pre-tax loss of $15.0 million, compared to a tax provision of $0.6 million, or negative 2.9%, on a pre-tax loss of $20.0 million for the three months ended March 31, 2012. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The lower tax expense in 2013 relates to a release of transfer pricing reserves following a statute of limitations lapse.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of March 31, 2012 and December 31, 2011. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the forecasts use to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(21,299)	$(5,757)
Investing activities	$11,770	$1,529
Financing activities	$4,067	$6,173

	March 30, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$98,998	$104,666
Short-term and long-term investments	62,108	79,020
Long-term restricted cash	3,826	3,868

	$164,932	$187,554

Cash, cash equivalents, short-term and long-term investments and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. treasuries. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the first quarter of 2013 was $21.3 million as compared to $5.8 million for the corresponding period in 2012. Cash flow from operating activities consists of net income (loss), adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the three months ended March 30, 2013 was $15.3 million, which included non-cash charges of $14.3 million, compared to a net loss of $20.6 million in the corresponding period in 2012, including non-cash charges of $15.5 million.

Net cash used to fund working capital was $20.3 million for the first quarter of 2013. Inventory increased by $5.0 million primarily due to increased levels of DTN-X inventory. Accounts receivables increased $5.1 million primarily due to the timing of acceptance and invoicing of DTN-X deployments during the period. Accounts payable decreased by $8.0 million due to the timing of purchases and payments of purchases during the period. Accrued liabilities decreased by $6.3 million primarily due to timing of compensation payments.

Net cash used to fund working capital was $0.6 million for the first quarter of 2012. Inventory increased by $12.1 million primarily due to increased levels of DTN-X inventory in advance of shipments and increased levels of DTN inventory previously committed to the supply chain in response to the flooding events in Thailand in 2011. Accounts payable decreased by $7.3 million due to the timing of purchases and payments of purchases during the period. Accrued liabilities decreased by $1.0 million primarily due to reduced levels of compensation and commission related accruals. These were partially offset by decreased receivables of $15.6 million primarily driven by better linearity of invoicing and collections activities in the period.

Investing Activities

Net cash provided by investing activities in the first quarter of 2013 was $11.8 million compared to $1.5 million in the corresponding period of 2012. Investing activities for the first quarter of 2013 included net proceeds of $16.6 million from purchases, maturities, calls and sales of investments in the period partially offset by $4.9 million of capital expenditures. Investing activities for the first quarter of 2012 included net proceeds of $15.3 million from purchases, maturities, calls and sales of investments in the period partially offset by $13.6 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the first quarter of 2013 and 2012 were $4.1 million and $6.2 million, respectively, primarily related to proceeds from the issuance of common stock under our stock-based compensation plans. This was offset by $1.5 million and $0.8 million related to the repurchase of shares from employees to satisfy minimum tax withholdings in the three months ended March 30, 2013 and March 31, 2012, respectively.

Liquidity

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

Off-Balance Sheet Arrangements

As of March 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 29, 2012.

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

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations, or cash flows. A complete description of our legal proceedings can be found in “Item 3. Legal Proceedings” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC on March 5, 2013. There have been no updates in the Company’s legal proceedings for the three months ended March 30, 2013 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of significant operating losses and may not achieve profitability on an annual basis in the future.

For the fiscal year ended December 29, 2012, we recorded a net loss of $85.3 million. As of December 29, 2012, our accumulated deficit was $572.4 million. As of March 30, 2013, our accumulated deficit was $587.6 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $93.5 million to $128.1 million and our operating loss has ranged from $14.9 million to $29.4 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 34% to 37%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that we and Level 3 infringe on two Cheetah patents. In addition, Cambrian has filed suit against us and seven of our customers alleging that the use of our DTN platform by our customers infringes upon a Cambrian patent. Information regarding these matters is set forth in Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously, but are unable to predict the likelihood of an unfavorable outcome. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. In the event that Cheetah or Cambrian is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description
10.1*	Executive Clawback Policy.(1)

10.2*	Separation Agreement and General Release of All Claims between Ronald D. Martin and the Company dated January 15, 2013.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

*	Management contracts or compensation plan or arrangements in which directors or executive officers are eligible to participate.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 7, 2013