Form 10-Q
period 2013-06-29
INFINERA CORP
filed 2013-08-05
CIK 1138639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2013, 118,068,260 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 29, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINERA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS

Current assets:
Cash and cash equivalents	$181,211	$104,666
Short-term investments	120,437	76,146
Accounts receivable, net of allowance for doubful accounts of $133 in 2013 and $94 in 2012	96,668	107,039
Other receivables	1,112	2,909
Inventory	121,317	127,809
Deferred inventory costs	850	1,029
Prepaid expenses and other current assets	14,495	9,899

Total current assets	536,090	429,497

Property, plant and equipment, net	78,391	80,343
Deferred inventory costs, non-current	38	100
Long-term investments	23,427	2,874
Cost-method investment	9,000	9,000
Long-term restricted cash	3,850	3,868
Deferred tax asset	0	805
Other non-current assets	5,564	1,683

Total assets	$656,360	$528,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,977	$61,428
Accrued expenses	18,221	25,483
Accrued compensation and related benefits	24,997	22,325
Accrued warranty	8,332	7,262
Deferred revenue	31,429	26,744
Deferred tax liability	0	805

Total current liabilities	118,956	144,047

Long-term debt	105,580	0
Accrued warranty, non-current	11,369	9,220
Deferred revenue, non-current	2,964	3,210
Other long-term liabilities	18,341	15,557

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	0	0
Common stock, $0.001 par value Authorized shares – 500,000 as of June 29, 2013 and December 29, 2012 Issued and outstanding shares – 117,947 as of June 29, 2013 and 112,461 as of December 29, 2012	118	112
Additional paid-in capital	1,000,106	930,618
Accumulated other comprehensive loss	(3,420)	(2,228)
Accumulated deficit	(597,654)	(572,366)

Total stockholders’ equity	399,150	356,136

Total liabilities and stockholders’ equity	$656,360	$528,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Product	$120,153	$77,843	$227,962	$170,234
Ratable product and related support and services	494	523	1,028	1,054
Services	17,738	15,092	34,020	26,871

Total revenue	138,385	93,458	263,010	198,159

Cost of revenue:
Cost of product	80,129	56,017	155,481	115,341
Cost of ratable product and related support and services	69	166	164	357
Cost of services	6,533	4,901	13,009	9,660

Total cost of revenue	86,731	61,084	168,654	125,358

Gross profit	51,654	32,374	94,356	72,801

Operating expenses:
Research and development	31,681	31,676	61,407	62,661
Sales and marketing	17,155	17,777	35,201	36,019
General and administrative	11,426	12,320	21,298	23,404

Total operating expenses	60,262	61,773	117,906	122,084

Loss from operations	(8,608)	(29,399)	(23,550)	(49,283)

Other income (expense), net:
Interest income	207	228	404	503
Interest expense	(849)	0	(849)	0
Other gain (loss), net:	(158)	149	(361)	(275)

Total other income (expense), net	(800)	377	(806)	228
Loss before income taxes	(9,408)	(29,022)	(24,356)	(49,055)
Provision for income taxes	601	527	932	1,106

Net loss	$(10,009)	$(29,549)	$(25,288)	$(50,161)

Net loss per common share
Basic	$(0.09)	$(0.27)	$(0.22)	$(0.46)

Diluted	$(0.09)	$(0.27)	$(0.22)	$(0.46)

Weighted average shares used in computing net loss per common share
Basic	116,911	110,403	115,609	109,534

Diluted	116,911	110,403	115,609	109,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(10,009)	$(29,549)	$(25,288)	$(50,161)

Other comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	0	45	0	60
Reclassification of realized gain on auction rate securities	0	(283)	(166)	(286)
Unrealized gain (loss) on all other available-for-sale investments	(99)	(17)	(108)	120
Foreign currency translation adjustment	(802)	(645)	(918)	(263)
Tax related to available-for-sale investment	0	60	0	0

Net change in accumulated other comprehensive loss	(901)	(840)	(1,192)	(369)

Comprehensive loss	$(10,910)	$(30,389)	$(26,480)	$(50,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net loss	$(25,288)	$(50,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,621	11,224
(Recovery of) provision for other receivables	(88)	0
Provision for doubtful accounts	40	0
Amortization of debt discount and issuance costs	630	0
Amortization of premium on investments	450	1,098
Stock-based compensation expense	16,159	20,367
Other gain	(243)	(501)
Changes in assets and liabilities:
Accounts receivable	10,332	24,416
Other receivables	1,629	(477)
Inventory	791	(24,770)
Prepaid expenses and other assets	(4,083)	1,533
Deferred inventory costs	216	3,910
Accounts payable	(23,980)	(8,753)
Accrued liabilities and other expenses	(220)	(2,272)
Deferred revenue	4,440	(4,952)
Accrued warranty	3,219	837

Net cash used in operating activities	(3,375)	(28,501)

Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(130,828)	(42,853)
Proceeds from sale of available-for-sale investments	2,850	5,194
Proceeds from maturities and calls of investments	62,647	70,464
Purchase of property and equipment	(9,431)	(19,770)
Reimbursement of manufacturing capacity advance	0	50
Change in restricted cash	(6)	(230)

Net cash provided by (used in) investing activities	(74,768)	12,855

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	144,469	0
Proceeds from issuance of common stock	12,496	7,093
Repurchase of common stock	(1,499)	(839)

Net cash provided by financing activities	155,466	6,254
Effect of exchange rate changes on cash	(778)	(78)
Net change in cash and cash equivalents	76,545	(9,470)
Cash and cash equivalents at beginning of period	104,666	94,458

Cash and cash equivalents at end of period	$181,211	$84,988

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,148	$595
Supplemental schedule of non-cash financing activities:
Non-cash settlement for manufacturing capacity advance	$0	$275
Transfer of inventory to fixed assets	$4,684	$0

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. The Company’s actual results may differ materially from these estimates. The accounting estimates that require most significant, difficult, and subjective judgment include revenue recognition, stock-based compensation, inventory valuation, allowances for sales returns, allowances for doubtful accounts, accrued warranty, fair value measurement of the liability component of the convertible senior notes, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes.

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

There have been no material changes in the Company’s significant accounting policies for the six months ended June 29, 2013 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the guidance for ASU 2013-02 beginning in its fiscal quarter ended March 30, 2013. Other than requiring additional disclosures, the Company’s adoption of ASU 2013-02 did not have an impact on the Company’s financial position, results of operations or cash flow.

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists (“ASU 2013-11”). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating its impact on the financial statements and disclosures.

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

The Company classified its auction rate securities (“ARS”) within Level 3 of the fair value hierarchy. The Company’s ARS were classified within Level 3 because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. During the first quarter of 2013, the Company disposed of its remaining $3.1 million (par value) ARS, with $0.1 million of ARS called at par value and $3.0 million of ARS tendered at 95% of par value. As of June 29, 2013, none of the Company’s existing securities were classified as Level 3 securities.

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 29, 2013				As of December 29, 2012
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$109,851	$0	$0	$109,851	$25,560	$0	$0	$25,560
Certificates of deposit	0	1,681	0	1,681	0	2,160	0	2,160
Commercial paper	0	96,793	0	96,793	0	14,843	0	14,843
Corporate bonds	0	61,997	0	61,997	0	57,467	0	57,467
U.S. treasuries	6,007	0	0	6,007	15,020	0	0	15,020
ARS	0	0	0	0	0	0	2,873	2,873

Total assets	$115,858	$160,471	$0	$276,329	$40,580	$74,470	$2,873	$117,923

Liabilities
Foreign currency exchange forward contracts	$0	$84	$0	$84	$0	$112	$0	$112

During the three and six months ended June 29, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2 financial assets.

The Company’s remaining Level 3 financial assets were disposed during the first quarter of 2013. The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Six Months Ended
	December 29, 2012	Total Net Gains Included in Other Comprehensive Loss	Calls		Sold		June 29, 2013
ARS – available-for-sale	$2,873	$0	$(92	)(2)	$(2,781	)(3)	$0

	Three Months Ended
	March 31, 2012	Total Net Gains Included in Other Comprehensive Loss		Calls		June 30, 2012
ARS – available-for-sale	$7,556	44	(1)	(4,804	)(4)	$2,796

	Six Months Ended
	December 31, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		June 30, 2012
ARS – available-for-sale	$7,675	$60	(1)	$(4,939	)(4)	$2,796

(1)

Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(2)	Amount represents the fair market value of the securities called at par value. Realized gains for the six months ended June 29, 2013 were not significant.
(3)	Amount represents the fair market value of the securities sold at 95% par value. Realized gains for the six months ended June 29, 2013 were $0.2 million.
(4)	Amount represents the fair market value of the securities called. Realized gains on these calls for the three and six months ended June 30, 2012 were $0.5 million in each period.

Investments at fair value were as follows (in thousands):

	June 29, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$109,851	$0	$0	$109,851
Certificates of deposit	1,680	1	0	1,681
Commercial paper	96,794	16	(17)	96,793
Corporate bonds	62,091	5	(99)	61,997
U.S. treasuries	6,005	2	0	6,007

Total available-for-sale investments	$276,421	$24	$(116)	$276,329

	December 29, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$25,560		$0	$0	$25,560
Certificates of deposit	2,160		0	0	2,160
Commercial paper	14,848		0	(5)	14,843
Corporate bonds	57,451		22	(6)	57,467
U.S. treasuries	15,015		5	0	15,020
ARS	2,707	(1)	166	0	2,873

Total available-for-sale investments	$117,741		$193	$(11)	$117,923

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.

As of June 29, 2013, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of no more than 17 months. Proceeds from sales, maturities and calls of available-for-sale investments were $65.5 million for the six months ended June 29, 2013, and $75.7 million for the six months ended June 30, 2012. Net realized gains (losses) on short-term and long-term investments were $0.2 million for the six months ended June 29, 2013 and were $0.5 million for the six months ended June 30, 2012. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments

As a result of the Company’s disposal of $3.1 million ARS (par value) during the first quarter of 2013, it recorded an approximately $0.2 million gain, which was recognized as Other gain (loss) in the Company’s condensed consolidated statements of operations.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)

Balance at June 29, 2013	$0	$0	$0	$0	$0

4. Cost-method Investment

As of June 29, 2013, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of June 29, 2013, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three and six months ended June 29, 2013 and June 30, 2012.

5. Derivative Instruments

Foreign Currency Exchange Forward Contracts

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The forward contracts entered into during the three and six months ended June 29, 2013 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.

As of June 29, 2013, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended June 29, 2013 and June 30, 2012, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $0.7 million and a gain of $0.6 million, respectively, included in Other gain (loss), net in the condensed consolidated statements of operations. For the six months ended June 29, 2013 and June 30, 2012, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $0.2 million and a loss of $0.2 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 29, 2013		As of December 29, 2012
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$22,500	$(79)	$22,882	$(105)
Related to restricted cash	1,474	(5)	1,495	(7)

	$23,974	$(84)	$24,377	$(112)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6. Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	June 29, 2013	December 29, 2012
Inventory
Raw materials	$9,792	$13,003
Work in process	41,048	57,281
Finished goods (1)	70,477	57,525

Total inventory	$121,317	$127,809

Property, plant and equipment, net:
Computer hardware	$8,920	$9,024
Computer software	16,296	15,834
Laboratory and manufacturing equipment	133,973	120,543
Furniture and fixtures	1,345	1,285
Leasehold improvements	34,566	33,370
Construction in progress	11,996	17,513

Subtotal	$207,096	$197,569
Less accumulated depreciation and amortization	(128,705)	(117,226)

Total property, plant and equipment, net	$78,391	$80,343

Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,525	$5,401
Professional and other consulting fees	1,605	3,703
Taxes payable	1,707	3,588
Royalties	1,150	1,516
Accrued rebate and customer prepay liability	611	1,284
Other accrued expenses	7,623	9,991

Total accrued expenses	$18,221	$25,483

(1)

Included in finished goods inventory at June 29, 2013 and December 29, 2012 were $20.3 million and $15.6 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

The Company had $3.6 million of standby letters of credit outstanding as of June 29, 2013 and December 29, 2012. These consisted of $1.5 million related to a value added tax license, $1.4 million related to a customer proposal guarantee and $0.7 million related to property leases.

7. Comprehensive Loss

Other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended June 29, 2013 (in thousands):

	Unrealized Gain on Auction Rate Securities	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 29, 2012	$166	$16	$(1,650)	$(760)	$(2,228)

Other comprehensive loss before reclassifications	0	(108)	(918)	0	(1,026)
Amounts reclassified from accumulated other comprehensive loss	(166)	0	0	0	(166)

Net current-period other comprehensive loss	(166)	(108)	(918)	0	(1,192)

Balance at June 29, 2013	$0	$(92)	$(2,568)	$(760)	$(3,420)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the six months ended June 29, 2013 (in thousands):

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

8. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, assumed conversion of convertible senior notes and assumed issuance of stock under the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(10,009)	$(29,549)	$(25,288)	$(50,161)
Weighted average common shares outstanding	116,911	110,403	115,609	109,534

Net loss per common share – basic and diluted	$(0.09)	$(0.27)	$(0.22)	$(0.46)

The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive (in thousands):

	As of
	June 29, 2013	June 30, 2012
Stock options	7,396	9,412
RSUs	6,362	7,054
PSUs	721	1,505
ESPP	601	816
Warrants to purchase common stock	0	93

Total	15,080	18,880

9. Convertible Senior Notes

In May 2013, the Company issued $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The Notes will mature on June 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds to the Company were approximately $144.5 million.

The Notes are governed by an indenture dated as of May 30, 2013 (the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.

Upon conversion, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, for any remaining conversion obligation. The initial conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $12.58 per share of common stock.

Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than cancelled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on September 28, 2013 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	upon the occurrence of specified corporate events described under the Indenture, such as a consolidation, merger or binding share exchange; or

•

at any time on or after December 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.

If the Company undergoes a fundamental change as defined in the Indenture governing the Notes, holders may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

The Notes consisted of the following (in thousands):

	Other Non- Current Assets	Long-term Debt	Additional Paid- in Capital
Principal amount	$0	$150,000	$0
Debt discount	0	(45,000)	0
Equity component	0	0	45,000
Debt issuance cost	3,872	0	(1,659)

Initial transaction amounts	$3,872	$105,000	$43,341
Amortization of debt issuance cost	(50)	0	0
Amortization of debt discount	0	580	0

Net carrying amount at June 29, 2013	$3,822	$105,580	$43,341

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The remaining debt discount amount to be amortized over the remaining five years until maturity of the Notes was $44.4 million as of June 29, 2013.

In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were recorded as Other non-current assets and will be amortized to interest expense over the term of the Notes. The issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Additionally, the Company recorded a deferred tax liability of $17.0 million in connection with the Notes, along with a corresponding reduction in valuation allowance; the impact of both was recorded to stockholders’ equity.

The Company determined that the embedded conversion option in the Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

Three and Six Months Ended June 29, 2013
Contractual interest expense	$219
Amortization of debt issuance costs	50
Amortization of debt discount	580

$849

The effective interest rate of the liability component was 1.75%. The excess of the principal amount of the liability component over its carrying amount is amortized, using an effective interest rate of 5.12%, to interest expense over the term of the Notes.

As of June 29, 2013, the fair value of the Notes was $166.8 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 28, 2013. The Notes are classified under Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $10.67 on June 28, 2013, the if-converted value of the Notes was less than their principal amount.

10. Stockholders’ Equity

Stock-based Compensation Plans

The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As of June 29, 2013, there were a total of 17.2 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	9,008	$7.13	$5,726
Options exercised	(1,195)	$6.15	$3,932
Options canceled	(417)	$7.95

Outstanding at June 29, 2013	7,396	$7.25	$26,252

Vested and expected to vest as of June 29, 2013	7,381		$26,211
Exercisable at June 29, 2013	6,811	$7.18	$24,647

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	6,703	$8.01	$38,873
RSUs granted	2,878	$6.90
RSUs released	(2,748)	$8.30	$21,672
RSUs canceled	(471)	$7.70

Outstanding at June 29, 2013	6,362	$7.40	$67,875

Expected to vest at June 29, 2013	6,166		$65,794

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	1,368	$10.53	$7,933
PSUs granted	552	$6.70
PSUs released	(684)	$10.53	$4,284
PSUs canceled	(515)	$11.31

Outstanding at June 29, 2013	721	$7.04	$7,688

Expected to vest at June 29, 2013	487		$5,194

The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $10.67 at June 28, 2013 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 29, 2013. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	2,094	1.1
RSUs	34,051	2.2
PSUs	2,634	1.9

Employee Stock Options

The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

	Three Months Ended		Six Months Ended
Employee and Director Stock Options	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Volatility	N/A	N/A	N/A	65% - 68%
Risk-free interest rate	N/A	N/A	N/A	0.7% - 1.0%
Expected life	N/A	N/A	N/A	4.0 - 5.3 years
Estimated fair value	N/A	N/A	N/A	$3.75 - $3.76
Stock-based compensation expense (in thousands)	$722	$2,167	$1,525	$4,568

N/A	Not applicable because the Company did not grant any options to employees for the periods presented.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Three Months Ended
Employee Stock Purchase Plan	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Volatility	46%	57%	46%	57%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.87	$2.63	$1.87	$2.63
Stock-based compensation expense (in thousands)	$566	$861	$1,274	$1,758

Restricted Stock Units

During the three and six months ended June 29, 2013, the Company granted RSUs to members of the Company’s board of directors and employees to receive an aggregate of 2.5 million shares and 2.9 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 29, 2013 and June 30, 2012 was approximately $5.8 million and $12.7 million, respectively, and $7.3 million and $13.6 million, respectively.

Performance Stock Units

During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During the six months ended June 29, 2013, the Company released 0.5 million shares of PSUs based on a payout of 0.5 times of the target number of PSUs.

Pursuant to the Company’s 2007 Equity Incentive Plan, during 2012, the Company granted 0.5 million shares of PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled. During the six months ended June 29, 2013, the Company released 0.2 million shares of PSUs upon achievement of certain performance goals.

Pursuant to the Company’s 2007 Equity Incentive Plan, during the three and six months ended June 29, 2013, the Company granted 0.2 million and 0.6 million shares of PSUs, respectively, to certain of the Company’s executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns.

Amortization of stock-based compensation related to PSUs in the three months ended June 29, 2013 was approximately $0.4 million. Amortization of stock-based compensation related to PSUs in the six months ended June 29, 2013 was a credit of approximately $0.4 million, including $1.0 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with Accounting Standard Codification 718, Compensation – Stock Compensation. Amortization of stock-based compensation related to PSUs in the three and six months ended June 30, 2012 was approximately $1.4 million and $1.8 million, respectively.

Common Stock Warrants

During the first quarter of 2013, warrants to purchase 92,592 shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.5 million. As of June 29, 2013, there were no warrants of common stock outstanding.

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 29, 2013	December 29, 2012
Stock-based compensation effects in inventory	$3,875	$4,891
Stock-based compensation effects in deferred inventory cost	$17	$42
Stock-based compensation effects in fixed assets	$158	$171

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$474	$686	$960	$1,292
Research and development	2,622	3,695	5,741	7,015
Sales and marketing	1,807	2,744	3,806	4,963
General and administration	1,591	2,705	2,360	4,928

	6,494	9,830	12,867	18,198
Cost of revenue – amortization from balance sheet (1)	1,690	1,100	3,292	2,169

Total stock-based compensation expense	$8,184	$10,930	$16,159	$20,367

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11. Income Taxes

Provision for income taxes for the three and six months ended June 29, 2013 was $0.6 million and $0.9 million, respectively, or negative 6.4% and negative 3.8%, respectively, on a pre-tax loss of $9.4 million and $24.4 million, respectively. This compared to a tax provision of $0.5 million and $1.1 million, respectively, or negative 1.8% and negative 2.3%, respectively, on a pre-tax loss of $29.0 million and $49.1 million, respectively for the three and six months ended June 30, 2012. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The lower tax expense in 2013 relates to a release of transfer pricing reserves following a statute of limitations lapse.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 29, 2013 and December 29, 2012. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

12. Segment Information

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):

Revenue

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Americas:
United States	$88,251	$65,790	$167,324	$136,688
Other Americas	3,802	1,515	4,519	5,507

	92,053	67,305	171,843	142,195
Europe, Middle East and Africa	31,954	23,278	70,760	49,429
Asia Pacific	14,378	2,875	20,407	6,535

Total revenue	$138,385	$93,458	$263,010	$198,159

Property, plant and equipment, net

	June 29, 2013	December 29, 2012
United States	$75,974	$78,309
Other Americas	169	198
Europe, Middle East and Africa	841	24
Asia Pacific	1,407	1,812

Total property, plant and equipment, net	$78,391	$80,343

13. Guarantees

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

Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Beginning balance	$16,672	$12,986	$16,482	$12,865
Charges to operations	6,178	3,103	10,346	5,824
Utilization	(2,055)	(1,831)	(4,138)	(3,804)
Change in estimate (1)	(1,094)	(556)	(2,989)	(1,183)

Balance at the end of the period	$19,701	$13,702	$19,701	$13,702

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

14. Litigation and Contingencies

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

Cheetah Patent Infringement Litigation

A hearing was held on July 16, 2013, during which the parties presented evidence to the U.S. District Court for the Eastern District of Texas Texarkana Division regarding the interpretation of various claim terms of patent no. 6,795,605 and patent no. 7,142,347. On July 24, 2013, the Court issued an order regarding claim construction, in which the Court agreed with some of the Company’s proposed claim constructions.

In addition to the ongoing Cheetah litigation, on June 10, 2013, the Company filed a Petition for Inter Partes Review to challenge the validity of Cheetah’s patent no. 6,888,661 (the “‘661 Patent”) in a separate proceeding before the United States Patent and Trademark Office. Cheetah has sued Finisar Corporation for infringement of the ‘661 Patent in the U.S. District Court for the Eastern District of Michigan.

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is reasonably possible. The Company has further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. No provision has been made for this lawsuit in the Company’s financial statements. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of the range of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the lift of the stay by the court, the status of the plaintiff as a non-operating entity, the Company’s intention to vigorously defend the case unless it can be settled for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Cambrian Science Patent Infringement Litigation

On June 17, 2013, the U.S. District Court for the Central District of California issued an order regarding claim construction, in which the Court agreed with some of the Company’s proposed claim constructions.

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, the Company has made no provision for this lawsuit in its financial statements. Factors that the Company considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, and the status of the plaintiff as a non-operating entity, and the Company’s intention to vigorously defend this case.

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 29, 2013, the Company has not accrued or recorded any such material liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product costs, delivery dates and revenues; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations, or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 29, 2012 filed on March 5, 2013. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Overview

Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Continued growth in bandwidth demand and the rise of cloud services have increased the need for the delivery of high-capacity, low-cost bandwidth throughout the network. Infinera believes this can best be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators efficiently scale their network bandwidth. To address the increasing demand for cloud-based services and data center connectivity, we introduced the Infinera Intelligent Transport Network™ in June 2013. We believe the Intelligent Transport Network helps carriers increase revenues with the timely delivery of reliable, differentiated services while reducing operating costs through scale, multi-layer convergence and automation.

Essential to our strategy has been the use of PICs as a way to deliver massive dense wavelength division multiplexing (“DWDM”) bandwidth in a very small power and space footprint, allowing the integration of high capacity switching into the same platform. We introduced the DTN platform based on the 100Gigabits per second (“Gbps”) PIC in 2004 and since then have made significant enhancements by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch DTN chassis option tailored for the metro core market, and adding a submarine version of the DTN platform for the Submarine Line Terminating Equipment market. In addition, we introduced our ATN metro access platform (“ATN platform”), extending the benefits of Intelligent Transport to the edge of the network. In the second quarter of 2012, we started shipping the DTN-X platform, based on our third generation 500G PIC. The DTN-X platform provides high capacity 100G coherent DWDM in the form of 500G super-channels and integrates five Terabits per second of OTN switching into a single converged platform.

Our goal is to be the leading provider of Intelligent Transport Networks to communications service providers, internet content providers, cable operators, subsea network operators, and others. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of bandwidth-intensive services, which increases the need for transport capacity. Our ability to increase our revenue and achieve profitability will be directly affected by the level of acceptance of our products in the long-haul and metro WDM markets and by our ability to cost-effectively develop and sell innovative products that leverage our technology advantages.

As of June 29, 2013, we have sold our network systems for deployment in the optical networks of 121 customers worldwide, including CenturyLink, Colt, Cox Communications, Dante, Deutsche Telekom, Equinix, Inc., Interoute, KDDI, Level 3, NTT, OTE, Pacnet Telefonica and TeliaSonera International. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 31 customers who have purchased our DTN-X platform. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. No customer accounted for over 10% of our revenue in the three months ended June 29, 2013 and one customer accounted for over 10% of our revenue in the three months ended June 30, 2012. One customer accounted for over 10% of our revenue in each of the six months ended June 29, 2013 and June 30, 2012. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 88% and 92% of our revenue from direct sales to customers in the three and six months ended June 29, 2013, respectively, and 99% and 98% of our revenue for the three and six months ended June 30, 2012, respectively. Our strategy is to leverage reseller channels where appropriate to expand our presence in certain geographies; however, we expect to continue generating a substantial majority of our revenue from direct sales. Our indirect channel revenues increased in the second quarter of 2013, both in absolute dollars and as a percentage of revenue, reflecting increased activities with strategic reseller accounts in a number of regions.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

In May 2013, we issued $150.0 million of 1.75% convertible senior notes (the “Notes”) due June 1, 2018. We intend to use the net proceeds for working capital and other general corporate purposes. See Note 9, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements for more information.

In 2013, we intend to continue to focus our efforts on leveraging the DTN-X platform to win new network footprint and gain market share. These efforts will be balanced with a focus on product cost improvements and overall prudent financial management.

We expect to continue to make significant investments in the business, and management currently believes that operating expenses for 2013 will range from $245 million to $250 million, including stock-based compensation expense of approximately $30 million to $35 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 29, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Results of Operations

The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$120,153	87%	$77,843	83%	$42,310	54%
Ratable product and related support and services	494	0%	523	1%	(29)	-6%
Services	17,738	13%	15,092	16%	2,646	18%

Total revenue	$138,385	100%	$93,458	100%	$44,927	48%

Cost of revenue:
Product	$80,129	58%	$56,017	60%	$24,112	43%
Ratable product and related support and services	69	0%	166	0%	(97)	-58%
Services	6,533	5%	4,901	5%	1,632	33%

Total cost of revenue	$86,731	63%	$61,084	65%	$25,647	42%

Gross profit	$51,654	37%	$32,374	35%	$19,280	60%

	Six Months Ended
	June 29, 2013		June 30, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$227,962	87%	$170,234	86%	$57,728	34%
Ratable product and related support and services	1,028	0%	1,054	0%	(26)	-2%
Services	34,020	13%	26,871	14%	7,149	27%

Total revenue	$263,010	100%	$198,159	100%	$64,851	33%

Cost of revenue:
Product	$155,481	59%	$115,341	58%	$40,140	35%
Ratable product and related support and services	164	0%	357	0%	(193)	-54%
Services	13,009	5%	9,660	5%	3,349	35%

Total cost of revenue	$168,654	64%	$125,358	63%	$43,296	35%

Gross profit	$94,356	36%	$72,801	37%	$21,555	30%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total revenue by geography
Domestic	$88,251	$65,790	$167,324	$136,688
International	50,134	27,668	95,686	61,471

	$138,385	$93,458	$263,010	$198,159

% Revenue by geography
Domestic	64%	70%	64%	69%
International	36%	30%	36%	31%

	100%	100%	100%	100%

Total revenue by sales channel
Direct	$122,234	$92,168	$243,082	$194,011
Indirect	16,151	1,290	19,928	4,148

	$138,385	$93,458	$263,010	$198,159

% Revenue by sales channel
Direct	88%	99%	92%	98%
Indirect	12%	1%	8%	2%

	100%	100%	100%	100%

Revenue

Total revenue increased by $44.9 million, or 48%, during the three months ended June 29, 2013 compared to the corresponding period in 2012. Total revenue increased by $64.9 million, or 33%, during the six months ended June 29, 2013 compared to the corresponding period in 2012. The significant increase in revenues is primarily due to the strong adoption of our DTN-X platform by both new and existing customers. International revenue increased to 36%, of total revenue for the three and six months ended June 29, 2013 from 30% and 31%, respectively, of total revenue in the corresponding periods in 2012. The increase in international revenues reflects increased investments in sales resources in both Europe and Asia and our increased use of reseller channels to expand our presence geographically. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, international revenues may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased by $42.3 million, or 54%, during the three months ended June 29, 2013 compared to the corresponding period in 2012. Total product revenue increased by $57.7 million, or 34%, for the six months ended June 29, 2013 compared to the corresponding period in 2012. These increases were due to higher sales of our DTN-X platform to both new and existing customers in the first half of 2013. Total ratable revenue levels remained consistent at $0.5 million and $1.0 million for the three and six months ended June 29, 2013, respectively, compared to $0.5 million and $1.1 million for the corresponding periods in 2012, respectively.

Total services revenue increased by $2.6 million, or 18%, during the three months ended June 29, 2013 compared to the corresponding period in 2012 primarily reflecting the incremental recognition of $1.6 million in deployment services revenue, $0.8 million in software subscription revenue and $0.2 million for hardware warranty and spares management related services. Total services revenue increased by $7.1 million, or 27%, for the six months ended June 29, 2013 compared to the corresponding period in 2012 primarily reflecting the incremental recognition of $3.8 million in deployment services revenue, $1.5 million for hardware warranty and spares management related services and $1.8 million in software subscription revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.

Cost of Revenue and Gross Margin

Gross margin increased to 37% in the three months ended June 29, 2013 from 35% in the corresponding period of 2012. This increase primarily reflected our progress on yield improvements and cost reductions on the DTN-X platform.

Gross margin decreased to 36% in the six months ended June 29, 2013 from 37% in the corresponding period of 2012. The transition of a portion of our revenues from the DTN platform to our DTN-X platform, with its initial lower gross margins, contributed to a decline in gross margins in the first half of 2013. In addition, we continued to experience a higher level of lower margin network footprint sales in the first half of 2013, as we completed a significant number of new DTN-X deployments. These effects were offset by the inclusion of production ramp costs associated with the DTN-X and most notably some incremental LCM amounts related to our DTN-X inventory and shipments that were awaiting customer acceptance in the second quarter of 2012. We remain focused on achieving cost reductions on the DTN-X platform and expect improved yields and more mature manufacturing processes to contribute to improved gross margins over time.

We do not have the visibility necessary to accurately predict quarterly gross margins beyond a one-quarter time horizon, but believe that increased revenues and improved product mix, combined with planned cost reductions on the DTN-X platform, may allow for some margin expansion in the second half of 2013 and in future years.

Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	June 29, 2013		June 30, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$31,681	23%	$31,676	34%	$5	0%
Sales and marketing	17,155	13%	17,777	19%	(622)	-3%
General and administrative	11,426	8%	12,320	13%	(894)	-7%

Total operating expenses	$60,262	44%	$61,773	66%	$(1,511)	-2%

	Six Months Ended
	June 29, 2013		June 30, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$61,407	23%	$62,661	32%	$(1,254)	-2%
Sales and marketing	35,201	14%	36,019	18%	(818)	-2%
General and administrative	21,298	8%	23,404	12%	(2,106)	-9%

Total operating expenses	$117,906	45%	$122,084	62%	$(4,178)	-3%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Research and development	$2,622	$3,695	$5,741	$7,015
Sales and marketing	1,807	2,744	3,806	4,963
General and administration	1,591	2,705	2,360	4,928

Total	$6,020	$9,144	$11,907	$16,906

Research and Development Expenses

Research and development expenses remained relatively flat during the three months ended June 29, 2013 compared to the corresponding period in 2012. Increases in cash compensation of $2.0 million and depreciation of $0.1 million were offset by decreases in stock-based compensation expenses of $1.1 million, equipment and software spending of $0.9 million, and professional outside services and other costs of $0.1 million.

Research and development expenses decreased by $1.3 million, or 2%, in the six months ended June 29, 2013 compared to the corresponding period in 2012 primarily due to decreases in equipment and software spending of $2.9 million, stock-based compensation expense of $1.3 million, professional and outside services costs of $0.6 million and other costs of $0.4 million. These decreases were offset by increased cash compensation and personnel related costs of $3.5 million and $0.4 million of increased depreciation.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.6 million, or 3%, during the three months ended June 29, 2013 compared to the corresponding period in 2012 primarily due to decreases in stock-based compensation of $0.9 million, travel and related expenses of $0.6 million, customer lab trials of $0.4 million and other marketing expenses of $0.2 million, offset by a $1.5 million increase in compensation and personnel-related expenses.

Sales and marketing expenses decreased by $0.8 million, or 2%, in the six months ended June 29, 2013 compared to the corresponding period in 2012 primarily due to decreases in stock-based compensation of $1.2 million, travel and related expenses of $0.9 million and customer lab trials of $0.8 million, offset by a $2.1 million increase in compensation and personnel-related expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million, or 7%, during the three months ended June 29, 2013 compared to the corresponding period in 2012, primarily due to decreased stock-based compensation expense of $1.1 million, partially offset by increased consulting services expenses and other costs of $0.2 million.

General and administrative expenses decreased by $2.1 million, or 9%, in the six months ended June 29, 2013 compared to the corresponding period in 2012, primarily due to decreased stock-based compensation expense of $2.6 million, partially offset by increased depreciation and other costs of $0.5 million.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Interest income	$207	$228	$404	$503
Interest expense	(849)	—	(849)	—
Other gain (loss), net	(158)	149	(361)	(275)

Total income (expense), net	$(800)	$377	$(806)	$228

Interest income decreased by an insignificant amount in the three and six months ended June 29, 2013 compared to the corresponding period in 2012. The decrease was mainly due to lower total investments.

Interest expense for the three and six months ended June 29, 2013 consisted of cash interest payments and amortization of discount and issuance costs related to the Notes issued in May 2013.

Other gain (loss), net for the three months ended June 29, 2013 consisted of $0.2 million of realized and unrealized foreign currency transaction loss. Other gain (loss), net for the three months ended June 30, 2012 included $0.5 million of realized gain as a result of our AAA rated auction rate security (“ARS”) called at par value during the second quarter of 2012. This was offset by $0.3 million of realized and unrealized foreign currency transaction loss.

Other gain (loss), net for the six months ended June 29, 2013 included $0.6 million of realized and unrealized foreign currency transaction loss partially offset by a $0.2 million gain from the disposal of our remaining ARS. Other gain (loss), net for the six months ended June 30, 2012 included a loss of $0.8 million of realized and unrealized foreign currency transactions, offset by $0.5 million of realized gain as a result of our AAA rated ARS called at par value during the second quarter of 2012.

Income Tax Provision

Provision for income taxes for the three and six months ended June 29, 2013 was $0.6 million and $0.9 million, respectively, or negative 6.4% and negative 3.8%, respectively, on a pre-tax loss of $9.4 million and $24.4 million, respectively. This compared to a tax provision of $0.5 million and $1.1 million, respectively, or negative 1.8% and negative 2.3%, respectively, on a pre-tax loss of $29.0 million and $49.1 million, respectively for the three and six months ended June 30, 2012. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The lower tax expense in the first six months of 2013 compared to the first six months of 2012 relates to a release of transfer pricing reserves following a statute of limitations lapse.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of June 29, 2013 and December 29, 2012. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Six Months Ended
	June 29, 2013	June 30, 2012
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(3,375)	$(28,501)
Investing activities	$(74,768)	$12,855
Financing activities	$155,466	$6,254

	June 29, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$181,211	$104,666
Short-term and long-term investments	143,864	79,020
Long-term restricted cash	3,850	3,868

	$328,925	$187,554

Cash, cash equivalents, short-term and long-term investments and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. treasuries. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.

Operating Activities

Net cash used in operating activities for the six months ended June 29, 2013 was $3.4 million as compared to $28.5 million for the corresponding period in 2012. Cash flow from operating activities consists of net loss, adjusted for non-cash charges, plus or minus working capital changes. Our working capital accounts consist of accounts receivables and prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses and other current liabilities and our convertible senior notes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.

Net loss for the six months ended June 29, 2013 was $25.3 million, which included non-cash charges of $29.6 million, compared to a net loss of $50.2 million in the corresponding period in 2012, including non-cash charges of $32.2 million.

Net cash used to fund working capital was $7.7 million for the six months ended June 29, 2013. Accounts receivables decreased $10.3 million primarily due to improved timing of acceptance and invoicing of DTN-X deployments. Accounts payable decreased by $24.0 million primarily reflecting the timing of inventory purchases and improved linearity of supply during the period.

Net cash used to fund working capital was $10.5 million for the six months ended June 30, 2012. Inventory increased by $24.8 million primarily due to increased levels of DTN-X inventory in advance of shipments and increased levels of DTN inventory previously committed to the supply chain in response to the flooding events in Thailand in 2011. Accounts payable decreased by $8.8 million due to the timing of purchases and payments of purchases during the period. Accrued liabilities decreased by $2.3 million primarily due to reduced levels of compensation and commission related accruals. These were partially offset by decreased accounts receivables of $24.4 million primarily driven by better linearity of invoicing and collections activities in the period.

Investing Activities

Net cash used in investing activities in the six months ended June 29, 2013 was $74.8 million compared to net cash provided by investing activities of $12.9 million in the corresponding period of 2012. Net cash used in investing activities for the six months ended June 29, 2013 included $65.3 million from purchases, maturities, calls and sales of investments in the period, and $9.4 million of capital expenditures. The increase in net cash used in investing activities primarily related to the investment of the proceeds received from the issuance of the Notes. Net proceeds from investing activities for the six months ended June 30, 2012 included net proceeds of $32.8 million from purchases, maturities, calls and sales of investments in the period partially offset by $19.8 million of capital expenditures.

Financing Activities

Net proceeds from financing activities in the six months ended June 29, 2013 and June 30, 2012 were $155.5 million compared to $6.3 million in the corresponding period of 2012. Financing activities for the six months ended June 29, 2013 included net proceeds from the issuance of the Notes of $144.5 million and proceeds from the issuance of common stock under our stock-based compensation plans of $12.5 million. These activities were offset by $1.5 million related to the repurchase of shares from employees to satisfy minimum tax withholdings. Financing activities for the six months ended June 30, 2012 included issuance of common stock under our stock-based compensation plans of $7.1 million offset by $0.8 million related to the repurchase of shares from employees to satisfy minimum tax withholdings.

Liquidity

In May 2013, we issued $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The Notes will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million. We intend to use the net proceeds for working capital and other general corporate purposes.

Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at our election, for any remaining conversion obligation. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter commencing after September 28, 2013, our common stock trades at a price exceeding 130% of the conversion price of approximately $12.58 per share applicable to the Notes. The Notes have not yet been convertible at the holders’ option. The carrying value of the Notes was $105.6 million as of June 29, 2013, which represents the liability component of the $150.0 million principal balance, net of $44.4 million debt discount. The debt discount is currently being amortized over the remaining five years until maturity of the Notes on June 1, 2018.

As of June 29, 2013, contractual obligations related to the Notes are payments of $1.3 million due within 2013, $2.6 million due each year from 2014 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. See Note 9, “Senior Convertible Notes,” to the Notes to Condensed Consolidated Financial Statements for more information.

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

Off-Balance Sheet Arrangements

As of June 29, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 29, 2012, except for the changes related to our issuance of the Notes during the second quarter of 2013, as discussed below.

Market Risk and Market Interest Risk

In May 2013, we issued $150.0 million of 1.75% convertible senior notes due June 1, 2018. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of June 29, 2013, the fair value of the Notes was $166.8 million. The fair value was determined based on the closing trading price of the Notes as of June 28, 2013. The fair value the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the convertible notes at fair value. We present the fair value of the convertible notes for required disclosure purposes.

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

Cheetah Patent Infringement Litigation

A hearing was held on July 16, 2013, during which the parties presented evidence to the U.S. District Court for the Eastern District of Texas Texarkana Division regarding the interpretation of various claim terms of patent no. 6,795,605 and patent no. 7,142,347. On July 24, 2013, the Court issued an order regarding claim construction, in which the Court agreed with some of our proposed claim constructions.

In addition to the ongoing Cheetah litigation, on June 10, 2013, we filed a Petition for Inter Partes Review to challenge the validity of Cheetah’s. patent no. 6,888,661 (the “‘661 Patent”) in a separate proceeding before the United States Patent and Trademark Office. Cheetah has sued Finisar Corporation for infringement of the ‘661 Patent in the U.S. District Court for the Eastern District of Michigan.

Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is reasonably possible. We have further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. No provision has been made for this lawsuit in our financial statements. Factors that we considered in the determination of the likelihood of a loss and the estimate of the range of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the lift of the stay by the court, the status of the plaintiff as a non-operating entity, our intention to vigorously defend the case unless it can be settled for an insignificant amount and the likelihood of the plaintiff accepting an amount in this range. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Cambrian Science Patent Infringement Litigation

On June 17, 2013, the U.S. District Court for the Central District of California issued an order regarding claim construction, in which the Court agreed with some of our proposed claim constructions.

Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is less than reasonably possible and therefore, a range of loss cannot be provided. As a result, we have made no provision for this lawsuit in our financial statements. Factors that we considered in the determination of the likelihood of a loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, and the status of the plaintiff as a non-operating entity, and our intention to vigorously defend this case.

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

For the fiscal year ended December 29, 2012, we recorded a net loss of $85.3 million. As of December 29, 2012, our accumulated deficit was $572.4 million. As of June 29, 2013, our accumulated deficit was $597.7 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.

Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $112.2 million to $138.4 million and our operating loss has ranged from $8.6 million to $18.2 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.

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

We began shipping our DTN-X platform in the second quarter of 2012 and recognized initial revenues for the DTN-X platform in the third quarter of 2012. As a relatively new product, we face increased “product introduction” risks including risks associated with customer qualification and evaluation of the DTN-X platform, delays in the development or manufacturing of the DTN-X platform, reliability, quality or other defects, and delays in customer purchases. In addition, the DTN-X platform is subject to more significant cost variations and increased difficulty in predicting customer demand and effectively managing inventory levels so that they are in line with anticipated demand.

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

We may be required to recognize costs and expenses for our DTN-X platform before we can recognize the related revenue. Accordingly, as we can continue to ramp up the manufacture of our DTN-X platform, our margins related to the initial sales of the DTN-X platform may be negatively impacted. Such uncertainty related to the introduction and market acceptance of our DTN-X platform could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We are currently involved in litigation with Cheetah and Level 3 whereby Cheetah alleges that we and Level 3 infringe on two Cheetah patents. In addition, Cambrian has filed suit against us and seven of our customers alleging that the use of our DTN platform by our customers infringes upon a Cambrian patent. Information regarding these matters is set forth in Item 1. “Legal Proceedings” and is incorporated herein by reference. We believe these lawsuits are without merit and intend to defend ourselves vigorously. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of litigation are inherently uncertain and may result in adverse rulings or decisions. In the event that Cheetah or Cambrian is successful in obtaining a judgment requiring us to pay damages, obtaining a judgment requiring us to indemnify our customers for damages imposed upon them, or obtaining an injunction preventing the sale of our products, our business and operating results could be harmed.

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

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash flows and cash resources, particularly if these obligations are settled in cash upon maturity or sooner upon an event of default.

In May 2013, we issued $150 million aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•

a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have the intention to pay the principal amount of the Notes in cash upon conversion if specified conditions are met or when due, such that we would not have those funds available for use in our business;

•

if upon any conversion of the Notes we are required to satisfy our conversion obligation with shares of our common stock or if a make-whole fundamental change occurs, our existing stockholders’ interest in us would be diluted; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

Our ability to meet our payment obligations under our debt instruments depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors which may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may issue additional shares of our common stock in connection with the conversion of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

In the event that some or all of the Notes are converted into common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion of the Notes could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our future financial results, the trading price of our common stock and the trading price of the Notes.

The make-whole fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

If a make-whole fundamental change such as an acquisition of our company occurs prior to the maturity of the Notes, under certain circumstances, the conversion rate for the Notes will increase such that additional shares of our common stock will be issued upon conversion of the Notes in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. This increase will be dilutive to our existing stockholders. Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Indenture dated May 30, 2013, between the Registrant and U.S. Bank National Association, as trustee. (1)

10.1*	Consulting Agreement dated April 10, 2013, between the Registrant and Michael O. McCarthy III. (2)

10.2	Purchase Agreement dated May 23, 2013, between the Registrant and Morgan Stanley and Co. LLC and Goldman, Sachs & Co., as representatives of the initial purchasers. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

*	Management contracts or compensation plan or arrangements in which directors or executive officers are eligible to participate.
**	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K, filed with the SEC on May 30, 2013.
(2)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2013.
(3)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/S/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 5, 2013