Form 10-Q
period 2013-09-28
INFINERA CORP
filed 2013-11-01
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2013, 119,560,318 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$137,629	$104,666
Short-term investments	151,821	76,146
Accounts receivable, net of allowance for doubtful accounts of $147 in 2013 and $94 in 2012	87,180	107,039
Other receivables	616	2,909
Inventory	123,505	127,809
Deferred inventory costs	1,244	1,029
Prepaid expenses and other current assets	18,924	9,899
Total current assets	520,919	429,497
Property, plant and equipment, net	79,062	80,343
Deferred inventory costs, non-current	19	100
Long-term investments	52,871	2,874
Cost-method investment	9,000	9,000
Long-term restricted cash	3,724	3,868
Deferred tax asset	—	805
Other non-current assets	5,238	1,683
Total assets	$670,833	$528,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,218	$61,428
Accrued expenses	21,290	25,483
Accrued compensation and related benefits	24,621	22,325
Accrued warranty	12,854	7,262
Deferred revenue	25,202	26,744
Deferred tax liability	—	805
Total current liabilities	113,185	144,047
Long-term debt, net	107,350	—
Accrued warranty, non-current	10,308	9,220
Deferred revenue, non-current	3,097	3,210
Other long-term liabilities	18,158	15,557
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 28, 2013 and December 29, 2012 Issued and outstanding shares – 119,491 as of September 28, 2013 and 112,461 as of December 29, 2012	119	112
Additional paid-in capital	1,016,397	930,618
Accumulated other comprehensive loss	(3,474)	(2,228)
Accumulated deficit	(594,307)	(572,366)
Total stockholders’ equity	418,735	356,136
Total liabilities and stockholders’ equity	$670,833	$528,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Product	$120,807	$98,853	$348,769	$269,087
Ratable product and related support and services	525	450	1,553	1,504
Services	20,688	12,911	54,708	39,782
Total revenue	142,020	112,214	405,030	310,373
Cost of revenue:
Cost of product	66,645	66,510	222,126	181,851
Cost of ratable product and related support and services	40	102	204	459
Cost of services	6,964	4,102	19,973	13,762
Total cost of revenue	73,649	70,714	242,303	196,072
Gross profit	68,371	41,500	162,727	114,301
Operating expenses:
Research and development	32,528	27,912	93,935	90,573
Sales and marketing	17,720	19,285	52,921	55,304
General and administrative	11,678	12,508	32,976	35,912
Total operating expenses	61,926	59,705	179,832	181,789
Income (loss) from operations	6,445	(18,205)	(17,105)	(67,488)
Other income (expense), net:
Interest income	232	175	636	678
Interest expense	(2,578)	—	(3,427)	—
Other gain (loss), net:	(444)	(617)	(805)	(892)
Total other income (expense), net	(2,790)	(442)	(3,596)	(214)
Income (loss) before income taxes	3,655	(18,647)	(20,701)	(67,702)
Provision for income taxes	308	434	1,240	1,540
Net income (loss)	$3,347	$(19,081)	$(21,941)	$(69,242)
Net income (loss) per common share
Basic	$0.03	$(0.17)	$(0.19)	$(0.63)
Diluted	$0.03	$(0.17)	$(0.19)	$(0.63)
Weighted average shares used in computing net income (loss) per common share
Basic	118,740	111,579	116,653	110,216
Diluted	124,679	111,579	116,653	110,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$3,347	$(19,081)	$(21,941)	$(69,242)
Other comprehensive income (loss):
Unrealized gain (loss) on auction rate securities classified as available-for-sale investments	—	82	—	(143)
Reclassification of realized gain on auction rate securities	—	—	(166)	—
Unrealized gain (loss) on all other available-for-sale investments	44	69	(64)	189
Foreign currency translation adjustment	(98)	614	(1,016)	352
Tax related to available-for-sale investment	—	(18)	—	(19)
Net change in accumulated other comprehensive income (loss)	(54)	747	(1,246)	379
Comprehensive income (loss)	$3,293	$(18,334)	$(23,187)	$(68,863)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash Flows from Operating Activities:
Net loss	$(21,941)	$(69,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,574	17,274
(Recovery of) provision for other receivables	(88)	—
Provision for doubtful accounts	53	94
Amortization of debt discount and issuance costs	2,552	—
Amortization of premium on investments	870	1,610
Stock-based compensation expense	23,802	31,684
Non-cash tax benefit	—	(18)
Other gain	(243)	(479)
Changes in assets and liabilities:
Accounts receivable	19,805	(11,021)
Other receivables	2,131	(2,228)
Inventory	(3,603)	(28,774)
Prepaid expenses and other assets	(8,398)	33
Deferred inventory costs	(160)	4,877
Accounts payable	(30,624)	(1,048)
Accrued liabilities and other expenses	1,640	3,690
Deferred revenue	(1,655)	(6,683)
Accrued warranty	6,680	2,434
Net provided by (cash used) in operating activities	9,395	(57,797)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(206,528)	(50,134)
Proceeds from sale of available-for-sale investments	2,850	6,694
Proceeds from maturities and calls of investments	77,143	95,368
Purchase of property and equipment	(13,605)	(22,238)
Reimbursement of manufacturing capacity advance	—	50
Change in restricted cash	110	(564)
Net cash provided by (used in) investing activities	(140,030)	29,176
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	144,469	—
Proceeds from issuance of common stock	21,551	11,280
Repurchase of common stock	(1,541)	(875)
Net cash provided by financing activities	164,479	10,405
Effect of exchange rate changes on cash	(881)	358
Net change in cash and cash equivalents	32,963	(17,858)
Cash and cash equivalents at beginning of period	104,666	94,458
Cash and cash equivalents at end of period	$137,629	$76,600
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,536	$755
Supplemental schedule of non-cash financing activities:
Non-cash settlement for manufacturing capacity advance	$—	$275
Transfer of inventory to fixed assets	$6,672	$738
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
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 28, 2013 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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
In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists (“ASU 2013-11”). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating ASU 2013-11 and does not expect its adoption to have an impact on the Company’s financial position, results of operations or cash flow.

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

The Company classified its auction rate securities (“ARS”) within Level 3 of the fair value hierarchy. The Company’s ARS were classified within Level 3 because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. During the first quarter of 2013, the Company disposed of its remaining $3.1 million (par value) ARS, with $0.1 million of ARS called at par value and $3.0 million of ARS tendered at 95% of par value. As of September 28, 2013, none of the Company’s existing securities were classified as Level 3 securities.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 28, 2013				As of December 29, 2012
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$72,386	$—	$—	$72,386	$25,560	$—	$—	$25,560
Certificates of deposit	—	2,640	—	2,640	—	2,160	—	2,160
Commercial paper	—	88,720	—	88,720	—	14,843	—	14,843
Corporate bonds	—	109,540	—	109,540	—	57,467	—	57,467
U.S. treasuries	7,806	—	—	7,806	15,020	—	—	15,020
ARS	—	—	—	—	—	—	2,873	2,873
Total assets	$80,192	$200,900	$—	$281,092	$40,580	$74,470	$2,873	$117,923
Liabilities
Foreign currency exchange forward contracts	$—	$64	$—	$64	$—	$112	$—	$112
During the three and nine months ended September 28, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2 financial assets.
The Company’s remaining Level 3 financial assets were disposed during the first quarter of 2013. The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs (in thousands):

	Nine Months Ended
	December 29, 2012	Total Net Gains Included in Other Comprehensive Loss	Calls		Sold		September 28, 2013
ARS – available-for-sale	$2,873	$—	$(92)	(1)	$(2,781)	(2)	$—

	Three Months Ended
	June 30, 2012	Total Net Gains Included in Other Comprehensive Loss		Calls	September 29, 2012
ARS – available-for-sale	$2,796	$83	(3)	$—	$2,879

	Nine Months Ended
	December 31, 2011	Total Net Gains Included in Other Comprehensive Loss		Calls		September 29, 2012
ARS – available-for-sale	$7,675	$143	(3)	$(4,939)	(4)	$2,879

(1)	Amount represents the fair market value of the securities called at par value. Realized gains for the nine months ended September 28, 2013 were not significant.

(2)	Amount represents the fair market value of the securities sold at 95% par value. Realized gains for the nine months ended September 28, 2013 were $0.2 million.

(3)
Amount represents the change in the non-credit loss related other-than-temporary impairments (“OTTI”) recorded in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

(4)	Amount represents the fair market value of the securities called. Realized gains on these calls for the nine months ended September 29, 2012 were $0.5 million.

Investments at fair value were as follows (in thousands):

	September 28, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$72,386	$—	$—	$72,386
Certificates of deposit	2,640	—	—	2,640
Commercial paper	88,713	13	(6)	88,720
Corporate bonds	109,598	36	(94)	109,540
U.S. treasuries	7,803	3	—	7,806
Total available-for-sale investments	$281,140	$52	$(100)	$281,092

	December 29, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$25,560		$—	$—	$25,560
Certificates of deposit	2,160		—	—	2,160
Commercial paper	14,848		—	(5)	14,843
Corporate bonds	57,451		22	(6)	57,467
U.S. treasuries	15,015		5	—	15,020
ARS	2,707	(1)	166	—	2,873
Total available-for-sale investments	$117,741		$193	$(11)	$117,923

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.
As of September 28, 2013, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of no more than 18 months. Proceeds from sales, maturities and calls of available-for-sale investments were $80.0 million for the nine months ended September 28, 2013, and $102.1 million for the nine months ended September 29, 2012. Net realized gains (losses) on short-term and long-term investments were $0.2 million for the nine months ended September 28, 2013 and were $0.5 million for the nine months ended September 29, 2012. The specific identification method is used to account for gains and losses on available-for-sale investments.
Other-Than-Temporary Impairments
As a result of the Company’s disposal of $3.1 million ARS (par value) during the first quarter of 2013, it recorded an approximately $0.2 million gain, which was recognized as Other gain (loss) in the Company’s condensed consolidated statements of operations.

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)
Balance at September 28, 2013	$—	$—	$—	$—	$—

4.	Cost-method Investment
As of September 28, 2013, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of September 28, 2013, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three and nine months ended September 28, 2013 and September 29, 2012.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The forward contracts entered into during the three and nine months ended September 28, 2013 were denominated in Euros and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
As of September 28, 2013, the Company did not designate foreign currency exchange forward contracts related to Euro denominated receivables and restricted cash as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended September 28, 2013 and September 29, 2012, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $1.2 million and a loss of $0.2 million, respectively, included in Other gain (loss), net in the condensed consolidated statements of operations. For the nine months ended September 28, 2013 and September 29, 2012, the before-tax effect of foreign currency exchange forward contracts for Euro denominated receivables and restricted cash not designated as hedging instruments was a loss of $1.4 million and a loss of $0.4 million, respectively, included in Other gain (loss), net in the condensed consolidated statement of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 28, 2013		As of December 29, 2012
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$23,255	$(60)	$22,882	$(105)
Related to restricted cash	1,363	(4)	1,495	(7)
	$24,618	$(64)	$24,377	$(112)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	September 28, 2013	December 29, 2012
Inventory
Raw materials	$12,154	$13,003
Work in process	45,681	57,281
Finished goods (1)	65,670	57,525
Total inventory	$123,505	$127,809
Property, plant and equipment, net:
Computer hardware	$9,362	$9,024
Computer software	16,728	15,834
Laboratory and manufacturing equipment	143,680	120,543
Furniture and fixtures	1,348	1,285
Leasehold improvements	34,952	33,370
Construction in progress	6,969	17,513
Subtotal	$213,039	$197,569
Less accumulated depreciation and amortization	(133,977)	(117,226)
Total property, plant and equipment, net	$79,062	$80,343
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$3,948	$5,401
Professional and other consulting fees	1,969	3,703
Taxes payable	2,642	3,588
Royalties	999	1,516
Accrued rebate and customer prepay liability	1,059	1,284
Accrued interest on convertible senior notes	875	—
Other accrued expenses	9,798	9,991
Total accrued expenses	$21,290	$25,483

(1)
Included in finished goods inventory at September 28, 2013 and December 29, 2012 were $14.0 million and $12.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

The following table sets forth the Company's outstanding standby letters of credit (in thousands):

	September 28,	December 29,
	2013	2012

Value added tax license	$1,395	$1,536
Customer proposal guarantee	1,353	1,373
Property leases	699	699
Total standby letters of credit	$3,447	$3,608

7.	Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine months ended September 28, 2013 (in thousands):

	Unrealized Gain on Auction Rate Securities	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 29, 2012	$166	$16	$(1,650)	$(760)	$(2,228)
Other comprehensive loss before reclassifications	—	(64)	(1,016)	—	(1,080)
Amounts reclassified from accumulated other comprehensive loss	(166)	—	—	—	(166)
Net current-period other comprehensive loss	(166)	(64)	(1,016)	—	(1,246)
Balance at September 28, 2013	$—	$(48)	$(2,666)	$(760)	$(3,474)
The following table provides details about reclassifications out of accumulated other comprehensive loss for the nine months ended September 28, 2013 (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss is Presented
Unrealized gain on auction rate securities	$(166)	Other gain (loss), net
	—	Provision for income taxes
Total reclassifications for the period	$(166)	Total, net of income tax

8.	Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed exercise of outstanding warrants, assumed conversion of convertible senior notes and assumed issuance of stock under the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method. When there is a loss, these potentially diluted common shares are anti-dilutive and therefore, excluded from the diluted net loss calculation. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable.

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income (loss)	$3,347	$(19,081)	$(21,941)	$(69,242)
Denominator:
Basic weighted average common shares outstanding	118,740	111,579	116,653	110,216
Effect of dilutive securities:
Employee equity plans	5,939	—	—	—
Diluted weighted average common shares outstanding	124,679	111,579	116,653	110,216

Net income (loss) per common share
Basic	$0.03	$(0.17)	$(0.19)	$(0.63)
Diluted	$0.03	$(0.17)	$(0.19)	$(0.63)

The number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive or the performance condition of the award has not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock options	408	9,348	6,603	9,348
RSUs	89	6,818	6,559	6,818
PSUs	211	1,405	721	1,405
ESPP	675	966	675	966
Warrants to purchase common stock	—	93	—	93
Total	1,383	18,630	14,558	18,630

In the three and nine months ended September 28, 2013, the Company excluded the convertible senior notes in the calculation of diluted earnings per share because the average market price was below the conversion price. The Company would include the dilutive effects of the convertible senior notes in the future if the average market price is above the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. See Note 9, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements for more information.

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

The Notes consisted of the following (in thousands):

	Other Non- Current Assets	Long-term Debt	Additional Paid- in Capital
Principal amount	$—	$150,000	$—
Debt discount	—	(45,000)	—
Equity component	—	—	45,000
Debt issuance cost	3,872	—	(1,659)
Initial transaction amounts	$3,872	$105,000	$43,341
Amortization of debt issuance cost	(202)	—	—
Amortization of debt discount	—	2,350	—
Net carrying amount at September 28, 2013	$3,670	$107,350	$43,341
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The remaining debt discount amount to be amortized over the remaining five years until maturity of the Notes was $42.7 million as of September 28, 2013.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2013
Contractual interest expense	$656	$875
Amortization of debt issuance costs	152	202
Amortization of debt discount	1,770	2,350
	$2,578	$3,427
The effective interest rate of the liability component was 1.75%. The excess of the principal amount of the liability component over its carrying amount is amortized, using an effective interest rate of 5.12%, to interest expense over the term of the Notes.
As of September 28, 2013, the fair value of the Notes was $173.6 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 27, 2013. The Notes are classified as Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $11.40 on September 27, 2013, the if-converted value of the Notes was less than their principal amount.

10.	Stockholders’ Equity
Stock-based Compensation Plans
The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As of September 28, 2013, there were a total of 16.8 million shares available for grant under the Company’s 2007 Equity Incentive Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	9,008	$7.13	$5,726
Options exercised	(1,988)	$6.53	$6,848
Options canceled	(417)	$7.96
Outstanding at September 28, 2013	6,603	$7.26	$27,954
Vested and expected to vest as of September 28, 2013	6,592		$27,916
Exercisable at September 28, 2013	6,187	$7.22	$26,493

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	6,703	$8.01	$38,873
RSUs granted	3,258	$7.36
RSUs released	(2,903)	$8.27	$23,389
RSUs canceled	(499)	$7.67
Outstanding at September 28, 2013	6,559	$7.60	$74,768
Expected to vest at September 28, 2013	6,375		$72,679

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	1,368	$10.53	$7,933
PSUs granted	552	$6.70
PSUs released	(684)	$10.53	$4,284
PSUs canceled	(515)	$11.31
Outstanding at September 28, 2013	721	$7.04	$8,214
Expected to vest at September 28, 2013	490		$5,587
The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $11.40 at September 27, 2013 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 28, 2013. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	1,420	1.02
RSUs	32,616	2.26
PSUs	2,183	1.70
Employee Stock Options
The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Volatility	N/A	N/A	N/A	65% - 68%
Risk-free interest rate	N/A	N/A	N/A	0.7%-1.0%
Expected life	N/A	N/A	N/A	4.0 - 5.3 years
Estimated fair value	N/A	N/A	N/A	$3.75 - $3.76
Stock-based compensation expense (in thousands)	$665	$2,553	$2,190	$7,121
_________________

N/A	Not applicable because the Company did not grant any options to employees for the periods presented.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Volatility	49%	54%	46% - 49%	54% - 57%
Risk-free interest rate	0.10%	0.17%	0.10% - 0.14%	0.16% - 0.17%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$3.00	$1.73	$1.87 - $3.00	$1.73 - $2.63
Stock-based compensation expense (in thousands)	$777	$895	$2,050	$2,653
Restricted Stock Units
During the three and nine months ended September 28, 2013, the Company granted RSUs to members of the Company’s board of directors and employees to receive an aggregate of 0.4 million shares and 3.3 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 28, 2013 and September 29, 2012 was approximately $5.5 million and $18.2 million, respectively, and $6.9 million and $20.6 million, respectively.

Performance Stock Units
Pursuant to the Company’s 2007 Equity Incentive Plan, during 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During the nine months ended September 28, 2013, the Company released 0.5 million shares of PSUs based on a payout of 0.5 times of the target number of PSUs.
Pursuant to the Company’s 2007 Equity Incentive Plan, during 2012, the Company granted 0.5 million shares of PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. During the nine months ended September 28, 2013, the Company released 0.2 million shares of PSUs upon achievement of certain performance goals.
Pursuant to the Company’s 2007 Equity Incentive Plan, during the three and nine months ended September 29, 2013, the Company granted zero and 0.6 million shares of PSUs, respectively, to certain of the Company’s executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns.
Amortization of stock-based compensation related to PSUs in the three months ended September 28, 2013 was approximately $0.5 million. Amortization of stock-based compensation related to PSUs in the nine months ended September 28, 2013 was approximately $0.1 million, including $1.5 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with Accounting Standard Codification 718, Compensation – Stock Compensation. Amortization of stock-based compensation related to PSUs in the three and nine months ended September 28, 2012 was approximately $1.0 million and $2.8 million, respectively.
Common Stock Warrants
During the first quarter of 2013, warrants to purchase 92,592 shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.5 million. As of September 28, 2013, there were no warrants of common stock outstanding.

Stock-Based Compensation

The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 28, 2013	December 29, 2012
Stock-based compensation effects in inventory	$3,656	$4,891
Stock-based compensation effects in deferred inventory cost	$16	$42
Stock-based compensation effects in fixed assets	$152	$171

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$422	$683	$1,382	$1,975
Research and development	2,434	3,439	8,175	10,454
Sales and marketing	1,853	2,685	5,659	7,648
General and administration	1,807	2,804	4,167	7,732
	6,516	9,611	19,383	27,809
Cost of revenue – amortization from balance sheet (1)	1,127	1,706	4,419	3,875
Total stock-based compensation expense	$7,643	$11,317	$23,802	$31,684
_________________

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11.	Income Taxes
Provision for income taxes for the three and nine months ended September 28, 2013 was $0.3 million and $1.2 million, respectively, or 8.4% and negative 6.0%, respectively, on a pre-tax income of $3.7 million and a pre-tax loss of $20.7 million, respectively. This compared to a tax provision of $0.4 million and $1.5 million, respectively, or negative 2.3% and negative 2.3%, respectively, on a pre-tax loss of $18.6 million and $67.7 million, respectively, for the three and nine months ended September 29, 2012. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The lower tax expense in 2013 relates to a release of transfer pricing reserves following a statute of limitations expiration.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 28, 2013 and December 29, 2012. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Americas:
United States	$103,113	$79,094	$270,437	$215,782
Other Americas	2,024	3,716	6,544	9,223
	105,137	82,810	276,981	225,005
Europe, Middle East and Africa	32,262	27,515	103,022	76,944
Asia Pacific	4,621	1,889	25,027	8,424
Total revenue	$142,020	$112,214	$405,030	$310,373

Property, plant and equipment, net

	September 28, 2013	December 29, 2012
United States	$76,271	$78,309
Other Americas	364	198
Europe, Middle East and Africa	995	24
Asia Pacific	1,432	1,812
Total property, plant and equipment, net	$79,062	$80,343

13.	Guarantees
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
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Beginning balance	$19,701	$13,702	$16,482	$12,865
Charges to operations	5,220	4,241	16,646	10,065
Utilization	(2,645)	(1,684)	(6,783)	(5,488)
Change in estimate (1)	886	(960)	(3,183)	(2,143)
Balance at the end of the period	$23,162	$15,299	$23,162	$15,299

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates and the impact of these changes on the Company’s estimate of expected future returns and changes in the estimated cost of replacing failed units using either repaired or new units.

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
Cheetah Patent Infringement Litigation
A hearing was held on July 16, 2013, during which the parties presented evidence to the U.S. District Court for the Eastern District of Texas Texarkana Division regarding the interpretation of various claim terms of U.S. patent nos. 6,795,605 and  7,142,347. On July 24, 2013, the Court issued an order regarding claim construction, in which the Court agreed with some of the Company’s proposed claim constructions.

In addition to the ongoing Cheetah litigation, on June 10, 2013, the Company filed a Petition for Inter Partes Review to challenge the validity of Cheetah’s U.S. patent no. 6,888,661 (the “‘661 Patent”) in a separate proceeding before the United States Patent and Trademark Office. Cheetah has sued Finisar Corporation for infringement of the ‘661 Patent in the U.S. District Court for the Eastern District of Michigan.
Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to the Cheetah litigation is probable and reasonably estimable. Accordingly, the Company accrued an insignificant amount during the third quarter of 2013 which did not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the lift of the stay by the court, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 28, 2013, the Company has not accrued or recorded any such material liabilities.

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
Overview
Infinera was founded in December 2000 with a unique vision for optical networking. Prior to Infinera, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Continued growth in bandwidth demand and the rise of cloud services have increased the need for the delivery of a highly-interconnected and high-capacity transport network. To address the increasing demand for cloud-based services and data center connectivity, we introduced the Infinera Intelligent Transport Network™ in June 2013. We believe the Intelligent Transport Network helps carriers increase revenues with the timely delivery of reliable, differentiated services while reducing operating costs through scale, multi-layer convergence and automation.
Essential to our strategy is the use of photonic integrated circuits (“PICs”) to deliver massive bandwidth in a very small power and space footprint, allowing the integration of high-capacity switching into the same platform. Infinera believes PICs enable the most efficient solution for operators to scale their network bandwidth capacity. We introduced the DTN platform based on the 100Gigabits per second (“Gbps”) PIC in 2004 and since then have made significant enhancements by increasing reach and fiber capacity for the long-haul market, adding the Infinera MTC, a 19-inch DTN chassis option tailored for the metro core market, and adding a submarine version of the DTN platform for the Submarine Line Terminating Equipment market. In addition, we introduced our ATN metro access platform, extending the benefits of the Intelligent Transport Network to the edge of the network. In the second quarter of 2012, we started shipping the DTN-X platform, based on our third generation 500Gbps PIC. The DTN-X platform provides high-capacity 100Gbps coherent DWDM in the form of 500Gbps super-channels and integrates five terabits per second of optical transport network switching into a converged platform.
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
As of September 28, 2013, we have sold our network systems for deployment in the optical networks of 126 customers worldwide, including CenturyLink, Colt, Cox Communications, DANTE, Deutsche Telekom, Equinix, Interoute, KDDI, Level 3, NTT, OTE, Pacnet, Rostelecom, Telefonica, TeliaSonera International and Vodafone. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 35 customers who have purchased our DTN-X platform. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. Three customers each accounted for over 10% of our revenue in the three months ended September 28, 2013 and one customer accounted for over 10% of our revenue in the three months ended September 29, 2012. No customer accounted for over 10% of our revenue in the nine months ended September 28, 2013 and one customer accounted for over 10% of our revenue in the nine months ended September 29, 2012. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 96% and 94% of our revenue from direct sales to customers in the three and nine months ended September 28, 2013, respectively, and 99% and 98% of our revenue for the three and nine months ended September 29, 2012, respectively. Our strategy is to leverage reseller channels where appropriate to expand our presence in certain geographies; however, we expect to continue generating a substantial majority of our revenue from direct sales.
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
We expect to continue to make significant investments in the business, and management currently believes that operating expenses for 2013 will range from $247 million to $252 million, including stock-based compensation expense of approximately $30 million to $35 million.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 28, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except %):

	Three Months Ended
	September 28, 2013		September 29, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$120,807	85%	$98,853	88%	$21,954	22%
Ratable product and related support and services	525	—%	450	—%	75	17%
Services	20,688	15%	12,911	12%	7,777	60%
Total revenue	$142,020	100%	$112,214	100%	$29,806	27%
Cost of revenue:
Product	$66,645	47%	$66,510	59%	$135	—%
Ratable product and related support and services	40	—%	102	—%	(62)	-61%
Services	6,964	5%	4,102	4%	2,862	70%
Total cost of revenue	$73,649	52%	$70,714	63%	$2,935	4%
Gross profit	$68,371	48%	$41,500	37%	$26,871	65%

	Nine Months Ended
	September 28, 2013		September 29, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$348,769	86%	$269,087	87%	$79,682	30%
Ratable product and related support and services	1,553	—%	1,504	—%	49	3%
Services	54,708	14%	39,782	13%	14,926	38%
Total revenue	$405,030	100%	$310,373	100%	$94,657	30%
Cost of revenue:
Product	$222,126	55%	$181,851	59%	$40,275	22%
Ratable product and related support and services	204	—%	459	—%	(255)	-56%
Services	19,973	5%	13,762	4%	6,211	45%
Total cost of revenue	$242,303	60%	$196,072	63%	$46,231	24%
Gross profit	$162,727	40%	$114,301	37%	$48,426	42%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Three Months Ended
	September 28, 2013		September 29, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$103,113	73%	$79,094	70%	$24,019	30%
International	38,907	27%	33,120	30%	5,787	17%
	$142,020	100%	$112,214	100%	$29,806	27%
Total revenue by sales channel
Direct	$135,699	96%	$111,191	99%	$24,508	22%
Indirect	6,321	4%	1,023	1%	5,298	518%
	$142,020	100%	$112,214	100%	$29,806	27%

	Nine Months Ended
	September 28, 2013		September 29, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$270,437	67%	$215,782	70%	$54,655	25%
International	134,592	33%	94,591	30%	40,001	42%
	$405,029	100%	$310,373	100%	$94,656	30%
Total revenue by sales channel
Direct	$378,780	94%	$305,202	98%	$73,578	24%
Indirect	26,249	6%	5,171	2%	21,078	408%
	$405,029	100%	$310,373	100%	$94,656	30%
Revenue
Total revenue increased by $29.8 million, or 27%, during the three months ended September 28, 2013 compared to the corresponding period in 2012. Total revenue increased by $94.7 million, or 30%, during the nine months ended September 28, 2013 compared to the corresponding period in 2012. The significant increase in revenues is primarily due to the continued strong adoption of our DTN-X platform by both new and existing customers. International revenues increased by $5.8 million and decreased to 27% of total revenue for the three months ended September 28, 2013 from 30% of total revenue in the corresponding period in 2012 reflecting particularly strong revenue in the United States during the three months ended September 28, 2013. International revenues increased by $40.0 million and increased to 33% of total revenue for the nine months ended September 28, 2013 from 30% of total revenue in the corresponding period in 2012, reflecting increased investments in sales resources in both Europe and Asia as we continue to expand our presence geographically. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, international revenues may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.
Total product revenue increased by $22.0 million, or 22%, during the three months ended September 28, 2013 compared to the corresponding period in 2012. Total product revenue increased by $79.7 million, or 30%, for the nine months ended September 28, 2013 compared to the corresponding period in 2012. These increases were due to higher sales of our DTN-X platform to both new and existing customers during the three and nine months ended September 28, 2013. Total ratable revenue levels remained consistent at $0.5 million and $1.6 million for the three and nine months ended September 28, 2013, respectively, compared to $0.5 million and $1.5 million for the corresponding periods in 2012, respectively.
Total services revenue increased by $7.8 million, or 60%, during the three months ended September 28, 2013 compared to the corresponding period in 2012 primarily reflecting the incremental recognition of $5.4 million in deployment services revenue related to DTN-X deployments during the three months ended September 28, 2013. In addition, the increase included $1.3 million of software subscription revenue and $1.1 million for hardware warranty and spares management related services revenue. Total services revenue increased by $14.9 million, or 38%, for the nine months ended September 28, 2013 compared to the corresponding period in 2012 primarily reflecting the incremental recognition of $9.2 million in deployment services revenue, $3.1 million in software subscription revenue and $2.6 million for hardware warranty and spares management related services revenue. As our installed customer base grows, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods.
Cost of Revenue and Gross Margin

Gross margin increased to 48% in the three months ended September 28, 2013 from 37% in the corresponding period of 2012. This increase was primarily due to significant improvements in revenue mix for the quarter with a number of large DTN-X network upgrades that did not require shipment of lower margin line systems. In addition, we experienced an increased level of higher margin network fill revenues in the period which combined with improved services margins and ongoing improvements in manufacturing yields and product costs, resulted in the overall improvement in gross margins.

Gross margin increased to 40% in the nine months ended September 28, 2013 from 37% in the corresponding period of 2012. This increase was largely due to the improvements outlined above related to the third quarter of 2013 combined with ongoing improvements in product costs throughout the nine months ended September 28, 2013. In addition, we had recorded production ramp costs associated with the DTN-X in the nine months ended September 29, 2012.

Based on current visibility, we expect gross margins for the fourth quarter of 2013 to decline to approximately 40% reflecting a revenue mix that is expected to include incremental levels of lower margin common equipment. We do not have the visibility necessary to accurately predict quarterly gross margins beyond a one-quarter time horizon.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except %):

	Three Months Ended
	September 28, 2013		September 29, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$32,528	23%	$27,912	25%	$4,616	17%
Sales and marketing	17,720	13%	19,285	17%	(1,565)	-8%
General and administrative	11,678	8%	12,508	11%	(830)	-7%
Total operating expenses	$61,926	44%	$59,705	53%	$2,221	4%

	Nine Months Ended
	September 28, 2013		September 29, 2012
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$93,935	23%	$90,573	29%	$3,362	4%
Sales and marketing	52,921	13%	55,304	18%	(2,383)	-4%
General and administrative	32,976	8%	35,912	12%	(2,936)	-8%
Total operating expenses	$179,832	44%	$181,789	59%	$(1,957)	-1%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Research and development	$2,434	$3,439	$8,175	$10,454
Sales and marketing	1,853	2,685	5,659	7,648
General and administration	1,807	2,804	4,167	7,732
Total	$6,094	$8,928	$18,001	$25,834
Research and Development Expenses
Research and development expenses increased by $4.6 million, or 17%, in the three months ended September 28, 2013 compared to the corresponding period in 2012 primarily due to equipment and software spending of $2.8 million and increases in cash compensation and personnel related costs of $2.3 million and professional outside services and other costs of $0.7 million. These increases were offset by decreased stock-based compensation expenses of $1.0 million and depreciation of $0.2 million.
Research and development expenses increased by $3.4 million, or 4%, in the nine months ended September 28, 2013 compared to the corresponding period in 2012 primarily due to cash compensation and personnel related costs of $5.8 million, and increased depreciation and other costs of $0.3 million. These increases were offset by decreased stock-based compensation expense of $2.3 million and lower professional and outside services costs of $0.4 million.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.6 million, or 8%, during the three months ended September 28, 2013 compared to the corresponding period in 2012 primarily due to decreased customer lab trials of $2.4 million, stock-based compensation of $0.8 million, and outside services and related expenses of $0.5 million, offset by increased compensation and personnel-related expenses of $2.1 million.
Sales and marketing expenses decreased by $2.4 million, or 4%, in the nine months ended September 28, 2013 compared to the corresponding period in 2012 primarily due to decreased customer lab trials of $3.3 million, stock-based compensation of $2.0 million, and travel and related expenses of $1.6 million, offset by increased compensation and personnel-related expenses of $4.5 million.
General and Administrative Expenses
General and administrative expenses decreased by $0.8 million, or 7%, during the three months ended September 28, 2013 compared to the corresponding period in 2012, primarily due to decreased stock-based compensation expense of $1.0 million, and lower consulting services and other costs of $0.8 million, offset by increased compensation and personnel-related costs of $1.0 million.
General and administrative expenses decreased by $2.9 million, or 8%, in the nine months ended September 28, 2013 compared to the corresponding period in 2012, primarily due to decreased stock-based compensation expense of $3.6 million, decreased professional services costs of $0.6 million, and lower compensation costs of $0.5 million. These decreases were offset by increased personnel-related costs of $1.5 million and depreciation and other costs of $0.3 million.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Interest income	$232	$175	$636	$678
Interest expense	(2,578)	—	(3,427)	—
Other gain (loss), net	(444)	(617)	(805)	(892)
Total income (expense), net	$(2,790)	$(442)	$(3,596)	$(214)

Interest income increased by an insignificant amount in the three months ended September 28, 2013 compared to the corresponding period in 2012, primarily driven by higher interest income earned on foreign cash balances. Interest income decreased by an insignificant amount in the nine months ended September 28, 2013 compared to the corresponding period in 2012. This decrease was mainly due to lower total investments return partially offset by higher interest income earned on foreign cash balances.
Interest expense for the three and nine months ended September 28, 2013 consisted of cash interest payments and amortization of discount and issuance costs related to the Notes issued in May 2013.
Other gain (loss), net for the three months ended September 28, 2013 and September 29, 2012 consisted of $0.4 million and $0.6 million of realized and unrealized foreign currency transaction loss, respectively.
Other gain (loss), net for the nine months ended September 28, 2013 included $1.0 million of realized and unrealized foreign currency transaction loss partially offset by a $0.2 million gain from the disposal of our remaining auction rate securities ("ARS") during the first quarter of 2013. Other gain (loss), net for the nine months ended September 29, 2012 included a loss of $1.4 million of realized and unrealized foreign currency transactions, offset by $0.5 million of realized gain as a result of our AAA rated ARS called at par value during the second quarter of 2012.
Income Tax Provision
Provision for income taxes for the three and nine months ended September 28, 2013 was $0.3 million and $1.2 million, respectively, or 8.4% and negative 6.0%, respectively, on a pre-tax income of $3.7 million and a pre-tax loss of $20.7 million, respectively. This compared to a tax provision of $0.4 million and $1.5 million, respectively, or negative 2.3% for each period, on a pre-tax loss of $18.6 million and $67.7 million, respectively, for the three and nine months ended September 29, 2012. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to unbenefited U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense, and various discrete items. The lower tax expense in 2013 primarily relates to a release of transfer pricing reserves following a statute of limitations expiration.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, we have provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 28, 2013 and December 29, 2012. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$9,395	$(57,797)
Investing activities	$(140,030)	$29,176
Financing activities	$164,479	$10,405

	September 28, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$137,629	$104,666
Short-term and long-term investments	204,692	79,020
Long-term restricted cash	3,724	3,868
	$346,045	$187,554

Cash, cash equivalents, short-term and long-term investments and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. treasuries. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.
Operating Activities
Net cash provided by operating activities for the nine months ended September 28, 2013 was $9.4 million as compared to net cash used in operating activities of $57.8 million for the corresponding period in 2012. Cash flow from operating activities consists of net loss, adjusted for non-cash charges, plus or minus working capital changes. Our working capital accounts consist of accounts receivables and prepaid assets and other current assets. Claims against working capital include accounts payable, accrued expenses and other current liabilities and our convertible senior notes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.
Net loss for the nine months ended September 28, 2013 was $21.9 million, which included non-cash charges of $45.5 million, compared to a net loss of $69.2 million in the corresponding period in 2012, including non-cash charges of $50.2 million.
Net cash used to fund working capital was $14.2 million for the nine months ended September 28, 2013. Accounts receivables decreased by $19.8 million primarily due to improved linearity of invoicing. Inventory increased due to increased levels of DTN-X inventory. Accounts payable decreased by $30.6 million primarily reflecting the timing of inventory purchases and improved linearity of supply during the period.
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

Investing Activities
Net cash used in investing activities in the nine months ended September 28, 2013 was $140.0 million compared to net cash provided by investing activities of $29.2 million in the corresponding period of 2012. Net cash used in investing activities for the nine months ended September 28, 2013 included $126.5 million from purchases, maturities, calls and sales of investments in the period, and $13.6 million of capital expenditures. The increase in net cash used in investing activities primarily related to the investment of the proceeds received from the issuance of the Notes. Net proceeds from investing activities for the nine months ended September 29, 2012 included net proceeds of $51.9 million from purchases, maturities, calls and sales of investments in the period partially offset by $22.2 million of capital expenditures.
Financing Activities
Net proceeds from financing activities in the nine months ended September 28, 2013 and September 29, 2012 were $164.5 million compared to $10.4 million in the corresponding period of 2012. Financing activities for the nine months ended September 28, 2013 included net proceeds from the issuance of the Notes of $144.5 million and proceeds from the issuance of common stock under our stock-based compensation plans of $21.6 million. These activities were offset by $1.5 million related to the repurchase of shares from employees to satisfy minimum tax withholdings. Financing activities for the nine months ended September 29, 2012 included issuance of common stock under our stock-based compensation plans of $11.3 million offset by $0.9 million related to the repurchase of shares from employees to satisfy minimum tax withholdings.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at our election, for any remaining conversion obligation. The Notes will be convertible if during any 20 trading days during the 30 consecutive trading days of any fiscal quarter commencing after September 28, 2013, our common stock trades at a price exceeding 130% of the conversion price of approximately $12.58 per share applicable to the Notes. The Notes have not yet been convertible at the holders’ option. The carrying value of the Notes was $107.4 million as of September 28, 2013, which represents the liability component of the $150.0 million principal balance, net of $42.7 million debt discount. The debt discount is currently being amortized over the remaining five years until maturity of the Notes on June 1, 2018.
As of September 28, 2013, contractual obligations related to the Notes are payments of $1.3 million due within 2013, $2.6 million due each year from 2014 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. See Note 9, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements for more information.
For 2013, capital expenditures are expected to be approximately $20 million primarily for product development.
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

Off-Balance Sheet Arrangements
As of September 28, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Market Risk and Market Interest Risk
Holders may convert the Notes we issued in May 2013 prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
As of September 28, 2013, the fair value of the Notes was $173.6 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 27, 2013. The fair value the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes.

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
Cheetah Patent Infringement Litigation
A hearing was held on July 16, 2013, during which the parties presented evidence to the U.S. District Court for the Eastern District of Texas Texarkana Division regarding the interpretation of various claim terms of U.S. patent nos. 6,795,605 and  7,142,347. On July 24, 2013, the Court issued an order regarding claim construction, in which the Court agreed with some of our proposed claim constructions.
In addition to the ongoing Cheetah litigation, on June 10, 2013, we filed a Petition for Inter Partes Review to challenge the validity of Cheetah’s U.S. patent no. 6,888,661 (the “‘661 Patent”) in a separate proceeding before the United States Patent and Trademark Office. Cheetah has sued Finisar Corporation for infringement of the ‘661 Patent in the U.S. District Court for the Eastern District of Michigan.
Based on the information available at this time, we concluded that the likelihood of a loss with respect to the Cheetah litigation is probable and reasonably estimable. Accordingly, the Company accrued an insignificant amount during the third quarter of 2013 which did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Factors that we considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the lift of the stay by the court, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
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
For the fiscal year ended December 29, 2012, we recorded a net loss of $85.3 million. As of December 29, 2012, our accumulated deficit was $572.4 million. As of September 28, 2013, our accumulated deficit was $594.3 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis.
Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $124.6 million to $142.0 million and our operating income (loss) has ranged from income of $6.4 million to a loss of $15.5 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.
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
Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 34% to 48%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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
We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We purchase these items on a purchase order basis and have no long-term contracts with many of these sole source suppliers. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. For example, for the 40 Gbps application of our DTN platform, we purchase customized discrete components. If any of our sole or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.
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

If we overestimate market demand for our products and, as a result, increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, which could result in increased risk of obsolescence and significant inventory write-downs. Furthermore, this will result in reduced production volumes and our fixed costs will be spread across fewer units, increasing our per unit costs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipments and our ability to recognize revenue. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements resulting in payment of damages.
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
Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could harm our relationships with our customers, our business and our operating results.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Infinera Corporation

By:	/s/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 1, 2013