Form 10-K
period 2013-12-28
INFINERA CORP
filed 2014-02-21
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $804,041,830 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2014, 122,437,993 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 28, 2013

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we” or “Infinera”) provides optical transport networking equipment, software and services to communications service providers, internet content providers, cable operators and subsea network operators (collectively, “Service Providers”) across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services, cloud-based services and wholesale bandwidth services.

We call our solution for Service Providers, the Infinera Intelligent Transport Network. The Intelligent Transport Network is an architecture for Service Providers to address the increasing demand for cloud-based services and data center connectivity. This architecture helps Service Providers increase revenues with reliable, differentiated services while reducing operating costs through scale, multi-layer convergence and automation. The Intelligent Transport Network is based on platforms built with Infinera's unique photonic integrated circuits (“PICs”). As of December 28, 2013, 131 Service Providers had selected the Infinera network solution.
Infinera manufactures what we believe to be the world’s only commercially-deployed, large-scale Indium Phosphide PICs, which are used as a key differentiating component inside our Intelligent Transport Network platforms. Our first generation PICs transmit and receive 100 Gigabits per second (“Gbps”) of wavelength division multiplexing ("WDM") transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of PICs approximately the size of a fingernail. Our next-generation PICs, commercially available since the second quarter of 2012, transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of PICs. Our PICs are combined with high-performance Optical Transport Network (“OTN”) switching capabilities to offer Service Providers a unique combination of highly-scalable transmission capacity and easy to use bandwidth management tools to simplify transport network operations.
Many Service Providers are looking for new network architectures to respond to continued demand for bandwidth across their networks. These architectural changes include scaling optical transmission capacities beyond 100 Gbps and integrating OTN switching capabilities within the optical transport network platform. Infinera’s DTN platform currently supports 10 Gbps and 40 Gbps WDM transmission capacity combined with integrated switching capabilities. Infinera’s DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Terabits per second (“Tbps”) of OTN switching in a single bay. The DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver our high-capacity Intelligent Transport Networks that reduce power, cooling and space requirements while simplifying transport network operations.
Similar to how silicon integrated circuits changed the dynamics of the computing industry by increasing computing performance and reliability while reducing physical size, power consumption and heat dissipation, we believe Infinera’s PICs change the dynamics of the optical transport network industry by increasing optical performance and reliability while reducing physical size, power consumption and heat dissipation. We fabricate PICs and develop the software and hardware that together comprise the optical transport network platforms at the foundation of our Intelligent Transport Network architecture. We sell these optical transport network platforms to Service Providers along with a comprehensive suite of installation, management and support services. We believe that Service Providers facing increasing demand for greater optical transport network transmission capacity and the need for more favorable network economics will adopt our DTN-X platform.
“Infinera,” “Infinera DTN,” “Infinera DTN-X,” “ATN,” “Infinera Intelligent Transport Network,” “FlexCoherent,” "Infinera Instant Bandwidth," and other trademarks or service marks of Infinera Corporation appearing in this report are the property of Infinera Corporation. This report contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.
Infinera was founded in December 2000, originally operated under the name “Zepton Networks,” and is headquartered in Sunnyvale, California. We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200.

Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic networks. The advent of WDM systems has enabled the transmission of larger amounts of data by using multiple wavelengths over a single optical fiber. Service Providers often use WDM systems to carry communications traffic between cities, referred to as long-haul networks, and within large metropolitan areas, referred to as metro networks. Fiber optic networks are generally capable of carrying most types of communications traffic, including conventional long-distance telephone calls, e-mails, web sessions and high-definition video streams. As service traffic grows, Service Providers add transmission capacity to existing optical networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion.
We believe that a number of trends in the communications industry are increasing demand for network capacity and ultimately will increase demand for optical transport networking systems. These trends include growth in bandwidth-intensive services like streaming high-definition video services, the proliferation of 4G and WiFi mobile broadband due to the availability of smartphones and tablets, and the emergence of cloud services.
We believe that Service Providers seek the following solutions that will allow them to increase their revenues and/or expand their service offerings:

•	high-capacity solutions that scale transmission capacity to meet increasing bandwidth demand;

•	efficient solutions that optimize performance and increase reliability while reducing physical space, power consumption and heat dissipation;

•	easy to use solutions that reduce the time to deploy new transmission capacity while lowering operational expenses; and

•	improved integration between Internet Protocol equipment such as routers and optical transport networking equipment.
We believe that Infinera’s Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components rather than PICs. We believe that our Intelligent Transport Network architecture enables Service Providers to deploy reliable, high-capacity, efficient optical transport network solutions that are easy to use and improve the integration between the layers of Service Provider networks resulting in the lowest total cost of ownership.
The Infinera Strategy
Our goal is to be a preeminent provider of optical transport networking systems to Service Providers around the world. Key aspects of our strategy to achieve this goal are as follows:

•
Increasing our customer base. We continue to diversify our customer base across multiple customer markets including, long-haul network operators, regional and metro network operators, Tier 1 telecommunications service providers, bandwidth wholesalers, subsea network operators, cable multiple systems operators (“MSOs”) and internet content providers ("ICPs"). In 2014 and beyond, we intend to increase our penetration with existing customers while leveraging our DTN-X platform to target all of these customer markets in geographies around the world. In 2013, we increased our presence outside of the United States, with the addition of new customers in Europe, Russia, the Commonwealth of Independent States, Africa, and Asia Pacific, as well as deployments in the Other Americas. We also had continued success in the submarine market, as subsea network operators deployed Infinera systems over existing subsea networks to increase capacity and utilize the efficiencies of our Intelligent Transport Network.

•
Penetrating adjacent markets. We believe that our Intelligent Transport Network architecture can further benefit submarine network operators and operators with networks that extend to the metro edge. We intend to increase our addressable markets by continually adding functionality to our products and by developing the service and support infrastructure needed to address these markets.

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
Our DTN platform is modular in design to provide Service Providers with the ability to add capacity in a cost-efficient manner. The initial deployment of our DTN platform at a customer site involves the installation of a line system (including common equipment, such as a chassis, amplifiers, management controllers and related equipment). Service Providers can increase the capacity of the DTN platform by purchasing our Digital Line Modules, Tributary Adapter Modules and Tributary Optical Modules. We believe that the density and the modular architecture of the DTN platform enable significant flexibility and scalability for Service Providers. Our current DTN platform delivers 10 Gbps and 40 Gbps wavelengths enabling fiber capacity from 1.6 Tbps to 6.4 Tbps and per-chassis I/O capacity of 400 Gbps.
Our DTN platform is carrier-class, which means that it complies with applicable Telcordia and equivalent major international standards for central office-based network elements. Our DTN platform supports a broad range of optical service interfaces including Ethernet (1 Gigabit Ethernet (“GbE”), 10 GbE, 40 GbE and 100GbE) and separate synchronous optical network/synchronous digital hierarchy.
Infinera Line System
Infinera’s Intelligent Transport Network platforms are built upon and connected to one another using an optical “line system.” The Infinera Line System (“ILS”) provides optical amplification and enables the management communication channels between network nodes. ILS currently supports up to 6.4 Tbps of optical capacity on a single fiber using the DTN platform and up to 8 Tbps of capacity using the DTN-X platform. ILS is fully integrated into Infinera’s management and control software and can be managed across platforms. Infinera’s bandwidth management capabilities allow our customers to manage and utilize the available capacity as a single pool of bandwidth to satisfy customer requirements, including services at speeds from 1 Gbps up to 100 Gbps.
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

We believe that the convergence of network layers can only be achieved when the best in class performance of each individual layer is realized in a single platform. In most competitive solutions, a Service Provider must make a choice between maximizing either the system’s transmission capacity or its OTN switching capability. The DTN-X platform, unlike other competitive offerings, was designed from the beginning to converge switching with WDM transport without compromising the performance of either function. The purpose-built design centers around three unique technology building blocks – PICs paired with a FlexCoherent Processor, custom switching application-specific integrated circuits (“ASICs”) and Generalized MPLS (“GMPLS”) software. We believe that it is the only platform available in the market that will allow all components, including the optical functions based on our PIC technology, to scale in a manner consistent with Moore’s Law-like semiconductor manufacturing economics and, therefore, deliver simultaneously best-of-breed switching, integrated with best-of-breed DWDM.
Infinera DTN-X Platform for Submarine Network Applications
For submarine transport applications, Infinera started shipping Soft-Decision Forward Error Correction ("SD-FEC") enabled super-channels in 2013. With these modules, the DTN-X platform can be used as a Submarine Line Terminating Equipment (“SLTE”) node, increasing the total optical capacity of many traditional submarine systems to a maximum of up to 8 Tbps and distances of up to 10,000 km. Our DTN-X platform leverages its digital operations and software automation to allow Infinera’s SLTE solution to significantly reduce engineering complexity for submarine cable upgrades and to enable lower cost, faster deployment of additional capacity on existing systems.
Infinera ATN Platform
The Infinera ATN platform is a state-of-the-art coarse WDM and DWDM aggregation and transport solution designed with 400 Gbps of total capacity. The ATN platform can be used to extend the benefits of the DTN and DTN-X platforms, and can also be used as a standalone WDM access system.
Implementing numerous features in support of simplicity of use and operation, the ATN platform is a cost-effective, efficient multiservice aggregation and transport platform. The ATN platform supports direct wavelength connectivity to DTN and DTN-X nodes, reducing equipment costs and providing unique network management capabilities across our Intelligent Transport Network.
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
Infinera Management Suite
The Infinera Management Suite is an element management system used by Service Providers to manage their DTN, DTN-X and ATN platforms. Our management suite software includes our Digital Network Administrator, a scalable, robust, feature-rich element management system, and our Graphical Node Manager, an easy-to-use web-based management interface. Our hardware products, the DTN, DTN-X and ATN platforms, are managed in an integrated fashion by the Infinera Management Suite.
Technology
Intelligent Transport Network Architecture
Infinera was founded with a vision of increasing the functionality and improving the economics of optical transport systems. To that end, our core engineering team consists of optical component and systems experts who have collaborated to create an innovative optical networking architecture that combines the delivery of large amounts of low-cost bandwidth with distributed switching and the embedded software intelligence of bandwidth management to manage larger networks and deliver high-capacity services quickly and cost-effectively. We have focused our efforts, time and capital on developing our Intelligent Transport Network architecture and our system products.
Our Intelligent Transport Network architecture enables Service Providers to create rich end-user experiences based on efficient, high-capacity transport by combining the following elements:

•
Scalability. The proliferation of data centers, rise of big data and increasing consumption of video are fundamentally changing traffic characteristics in operator networks. The Intelligent Transport Network delivers 500 Gb/s FlexCoherent super-channels today and is designed to scale without compromise to enable terabit super-channels and terabit Ethernet in the future.

•
Convergence. Networks are growing in complexity with the proliferation of chassis, network layers and fiber interconnects. Complexity increases the time it takes to plan and deploy network services and increases the cost of maintenance, operations, power, space and cooling. By converging packet and OTN switching functions the Intelligent Transport Network is designed to reduce complexity while lowering overall network spending without compromising performance.

•
Automation. Network operators face intensifying competition to meet customer demand for immediate bandwidth needs and better visibility into the network. The Intelligent Transport Network features intelligent software control to help simplify multi-layer provisioning. Automation allows end-user control of their own network services and aligns service revenue to transport network growth through capabilities such as Infinera Instant Bandwidth.

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
Our DTN and DTN-X platforms transmit optical capacity, in increments of 100 Gbps and 500 Gbps, respectively, utilizing a pair of PICs. Our 100 Gbps PICs integrate the functionality of 60 optical functions onto a pair of chips, and our 500 Gbps PICs have increased this integration to over 600 discrete functions per pair of chips. We believe that large-scale photonic integration enables significantly improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration, increased device density, and manufacturing yield enhancements.
Infinera FlexCoherent Processor
The term “coherent transmission” generally implies the combination of a number of technologies used to transmit data over optical transport networks. These optical transmission methodologies are based on varying optical technologies, namely: phase modulation, polarization multiplexing, coherent detection and advanced digital signal processing. These “coherent technologies” are used by Service Providers to enable higher data capacities to be transmitted over their existing optical fiber infrastructure, typically using the same or better design rules than those used for 10 Gbps transmission. Typically, a coherent transmitter uses a more complex optical circuit and requires a significantly greater number of optical components than more traditional non-coherent transmission methodologies. Infinera has integrated proprietary coherent technologies onto our FlexCoherent Processor, which works in conjunction with our 500 Gbps PICs to construct a single module. This module incorporates our long-haul FlexCoherent 500 Gbps WDM super-channels with software selectable modulation formats and exceptional optical transport performance.
Super-Channels
Infinera’s DTN-X platform supports five channels of 100 Gbps capacity in a single line card. This 500 Gbps pool of bandwidth is managed as a super-channel that can be deployed in a single operational motion. Competitive solutions would require the installation of five discrete line modules, each turned up with its own operational motion, in order to achieve the same system capacity. This results in competitive advantages not only in the areas of space, power consumption and long-term system reliability, but also a significant reduction in time to repair and operational costs.

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
Infinera Instant Bandwidth
Infinera Instant Bandwidth enables Service Providers to license the 500 Gbps super-channel pool of bandwidth in 100 Gbps increments. With the Infinera Instant Bandwidth program, Service Providers can instantly provision an additional 100G of transmission capacity on demand without the deployment of any incremental equipment. The Instant Bandwidth program is uniquely enabled by Infinera’s super-channel capability and PICs.
Customers
As of December 28, 2013, we have sold our Intelligent Transport Network platform to 131 customers worldwide, including customers in each of the following markets:

•	Tier-1 domestic carrier;

•	Tier-1 international carrier;

•	Tier-2 carrier

•	competitive local exchange carrier;

•	MSO/cable;

•	internet content provider/data center operator;

•	research and education/government;

•	bandwidth wholesaler; and

•	submarine cable owners.
Some of our announced customers include CenturyLink, Colt, Cox Communications, DANTE, Deutsche Telekom, Equinix, Interoute, KDDI, Level 3, NTT, OTE, Pacnet, Rostelecom, Telefonica, TeliaSonera International Carrier, Telstra Global and Vodafone. In addition, we currently have 45 customer deployments where customers have purchased our ATN platform to extend the Intelligent Transport Network experience to their metro edge deployments. We do not have long-term sales commitments from our customers. No individual customer accounted for over 10% of our revenue in 2013, 2012 or 2011.
Support and Services
In addition to our product offerings, the Infinera provides a comprehensive range of support services for all hardware and software products. These support services cover all phases of network ownership, from the initial installation through day-to-day maintenance activities and professional services. Infinera's support services are designed to efficiently manage and maintain customer network operations in the face of today's ever-increasing demands for lower operational costs and minimized downtime.

Infinera's support organization continues to scale and provide world-class services that successfully support customers in over 70 countries around the world. In addition, we continue to expand our services portfolio in order to meet the needs of our customers.

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

The sales process for our products entails discussions with prospective customers, analyzing their networks and identifying how they can utilize our systems capabilities within their networks. This process requires developing strong customer relationships, and we expect to leverage our sales force and customer support capabilities to establish relationships with both domestic and international Service Providers.
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
Direct Sales Force. Our sales team sells directly to Service Providers worldwide. We maintain a sales presence throughout the United States, as well as in a number of international locations, including Argentina, Belgium, China, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, South Africa, Spain, Sweden, Russia, and the United Kingdom. We expanded our sales force in 2013 as we prepared to address new geographical markets and to support the sales of our expanded portfolio of products. Going forward, the addition of incremental sales headcount is expected to be success-based and in support of new customer accounts.
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
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Beijing, China; Bangalore, India; and Kanata, Canada. We have invested significant time and financial resources into the development of our Intelligent Transport Network architecture, and our DTN-X, DTN and ATN platforms, including the IQ Network Operating System and Management Suite software. We will continue to expand our product offerings and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of PICs, and we intend to enable further integration in our Intelligent Transport Network architecture through continued research and development.
Our research and development expenses were $124.8 million, $117.2 million and $127.1 million in 2013, 2012 and 2011, respectively.
Employees
As of December 28, 2013, we had 1,318 employees. A total of 484 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.
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
Backlog
As of December 28, 2013, our order backlog was $59.0 million. This backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. We do not believe that backlog should be viewed as an indicator of future performance. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

Competition
The transport network equipment market is highly competitive. Competition in this market is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation capability;

•	services;

•	scalability; and

•	manufacturing capability.
Competition in the optical transport networking market is dominated by a number of very large, multi-national companies. Many of our competitors have substantially greater name recognition and technical, financial, and marketing resources, and greater manufacturing capacity, as well as better established relationships with the incumbent carriers, than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and a number of competitors have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
Our competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Coriant, Huawei Technologies Co. Ltd., and ZTE Corporation. These companies have historically set the competitive benchmarks for price and functionality. There are also smaller companies, including startups, that have announced plans or developed products that would compete for long-haul and metro optical transport business. We also face additional competition in certain market segments from companies which offer one or more products that compete directly or indirectly with our products. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.

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
As of December 28, 2013, we held 247 U.S. patents and 44 international patents expiring between 2021 and 2033, and held 183 U.S. and 70 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
Business Segment Data and Our Foreign Operations
We operate in the single industry segment of optical transport networking systems. Information concerning revenues, results of operations and revenues by geographic area is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, “Segment Information,” of Notes to Consolidated Financial Statements, both of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 15, “Segment Information,” of Notes to Consolidated Financial Statements. Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

Executive Officers and Directors
Our executive officers and directors, and their ages and positions as of December 28, 2013, are set forth below:

Name	Age	Position
Thomas J. Fallon	52	Chief Executive Officer and Director
David F. Welch, Ph.D.(3)	53	Co-founder, President and Director
Ita M. Brennan	46	Chief Financial Officer (resigned effective February 28, 2014)
Robert J. Jandro	58	Senior Vice President, Worldwide Sales
Alastair A. Short	57	Senior Vice President, General Counsel and Secretary
Kambiz Y. Hooshmand(1)(3)	52	Chairman of the Board
Kenneth A. Goldman(4)	64	Director
Philip J. Koen(3)(4)	61	Director
Dan Maydan, Ph.D.(1)(2)	78	Director
Paul J. Milbury(2)(4)	65	Director
Carl Redfield(1)(2)	66	Director
Mark A. Wegleitner(2)(3)	63	Director

(1)	Member of Nominating and Governance Committee

(2)	Member of Compensation Committee

(3)	Member of Technology and Acquisition Committee

(4)	Member of Audit Committee
Thomas J. Fallon has served as our Chief Executive Officer since June 2013 and as a member of our board of directors since July 2009. Mr. Fallon served as our President and Chief Executive Officer from January 2010 to June 2013, and as our Chief Operating Officer from October 2006 to December 2009 and as our Vice President of Engineering and Operations from April 2004 to September 2006. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc., a networking and telecommunications company. From May 2001 to August 2003, Mr. Fallon served as Cisco’s General Manager of the Optical Transport Business Unit. Mr. Fallon holds a B.S.M.E. and M.B.A. from the University of Texas at Austin, and is currently a member of the Engineering Advisory Board of the University of Texas at Austin.
David F. Welch, Ph.D. co-founded our company and has served as our President since June 2013 and as a member of our board of directors since October 2010. Dr. Welch served as our Executive Vice President, Chief Strategy Officer from January 2004 to June 2013, as our Chief Development Officer/Chief Technology Officer from May 2001 to January 2005, as our Chief Marketing Officer from January 2005 to January 2009, and as a member of our board of directors from May 2001 to November 2006. From February 2001 to April 2001, Dr. Welch served as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company. From January 1985 to February 2001, Dr. Welch served in various executive roles, including Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch holds over 130 patents, and has been awarded the Optical Society of America's ("OSA") Adolph Lomb Medal, Joseph Fraunhofer Award, the John Tyndall Award and the IET JJ Thompson Medal for Achievement in Electronics, in recognition of his technical contributions to the optical industry. He is a Fellow of OSA and the Institute of Electrical and Electronics Engineers ("IEEE"). Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
Ita M. Brennan has served as our Chief Financial Officer since July 2010. Ms. Brennan resigned from the Company effective February 28, 2014. Prior to becoming our Chief Financial Officer, Ms. Brennan served as our Vice President of Finance and Corporate Controller from July 2006 to July 2010. From September 1997 to July 2006, Ms. Brennan held various roles at Maxtor Corporation, an information storage solutions company, including Vice President of Finance of Worldwide Operations. Ms. Brennan is a chartered accountant and public accounting alumna of Deloitte and Touche, having worked at the firm in Ireland and the U.S.

Robert J. Jandro has served as our Senior Vice President, Worldwide Sales, since May 2013. Prior to joining Infinera, Mr. Jandro served as Vice President of Business Development of Openwater Software, Inc., a big data and analytics cloud company, and Chief Executive Officer and President of Nsite Software, Inc., an early cloud company acquired by Business Objects. Before joining Nsite, Mr. Jandro served as the Executive Vice President of Global Sales and Services for ONI Systems. Mr. Jandro worked at Oracle from 1996 to 2000 where he last served as the Group Vice President of Oracle’s Communications and Utilities Industries. Mr. Jandro earned a Masters of Management degree from Northwestern University’s Kellogg Graduate School of Management and a B.S. in Business from the University of Missouri-St. Louis.
Alastair A. Short has served as our Senior Vice President, General Counsel and Secretary since September 2013. From December 2011 to June 2013, Mr. Short served as Vice President and General Counsel for Better Place Inc., a company that designed and manufactured the infrastructure for electric vehicles. From June 2003 to December 2011, Mr. Short served as Vice President and General Counsel for 3PAR Inc., a global technology company. Prior to that, Mr. Short helped build two start-up companies, MetaTV and Netigy, and held a number of senior positions at Hitachi Data Systems, including Executive Vice President of Legal Affairs. Mr. Short holds an L.L.B. from the University of Warwick, England. Mr. Short is a member of the New York State Bar and a Solicitor of the Supreme Court of England and Wales.
Kambiz Y. Hooshmand has been a member of our board of directors since December 2009 and has served as Chairman of our board of directors since October 2010. From March 2005 to May 2009, Mr. Hooshmand served as President and Chief Executive Officer of Applied Micro Circuits Corporation, a communications solutions company. From March 2000 to February 2002, Mr. Hooshmand served as Vice President and Division General Manager of the DSL Business Unit of Cisco. From February 2002 to March 2005, Mr. Hooshmand also served as Group Vice President and General Manager of Cisco. From June 1997 to February 2000, Mr. Hooshmand served as Cisco’s Vice President of Engineering. From January 1992 to June 1997, Mr. Hooshmand served as Director of Engineering of StrataCom, Inc., a networking solutions company. Mr. Hooshmand holds a B.S. in Electrical Engineering and Computer Science from California State University, Chico, and an M.S. in Engineering from Stanford University.
Kenneth A. Goldman has been a member of our board of directors since February 2005. Mr. Goldman is Chief Financial Officer of Yahoo! Inc., responsible for Yahoo!’s global finance functions including financial planning and analysis, controllership, tax, treasury, and investor relations since October 2012. Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Fortinet Inc., a provider of unified threat management solutions, from September 2007 to September 2012. From November 2006 to August 2007, Mr. Goldman served as Executive Vice President and Chief Financial Officer of Dexterra, Inc. From August 2000 until March 2006, Mr. Goldman served as Senior Vice President, Finance and Administration, and Chief Financial Officer of Siebel Systems, Inc., a supplier of customer software solutions and services. From December 1999 to December 2003, Mr. Goldman served as an advisory council member of the Financial Accounting Standards Board Advisory Council. Mr. Goldman serves on the board of directors of NXP Semiconductor N.V., a mixed signal and standards product semiconductor company, Gigamon Inc., an intelligent Traffic Visibility solutions provider, and Yahoo Japan Corporation. Mr. Goldman was a member of board of trustees of Cornell University from 2005 to 2013 and was designated as Emeritus Trustee. He was formerly a member of the Treasury Advisory Committee on the Auditing Profession, a public committee that made recommendations in September 2008 to encourage a more sustainable auditing profession. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from the Harvard Business School.
Philip J. Koen has been a member of our board of directors since February 2010. Mr. Koen has notified us that he will resign as a member of our board of directors effective immediately prior to our upcoming 2014 annual meeting of stockholders and will not be standing for re-election at that meeting. Mr. Koen has been Chairman of the board of directors and Chief Executive Officer of Intermedia.net, Inc., a cloud-based provider of hosted Microsoft Exchange, collaboration and content management services since June 2011. Since October 2010, Mr. Koen has served as a member of the board of directors for Proofpoint, Inc., a cloud-based email security company. From February 2010 to May 2011, Mr. Koen served as the Chief Executive Officer of Montero Partners, an advisory services company. From March 2006 to January 2010, Mr. Koen served as Chief Executive Officer and Director of SAVVIS, Inc., a cloud infrastructure and hosted IT solutions provider. From July 1999 until February 2006, Mr. Koen was employed by Equinix, Inc., a provider of network neutral data centers and Internet exchange services, as President and Chief Operating Officer and as Chief Financial Officer. Mr. Koen is currently on the board of trustees of Webster University. Mr. Koen holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from the University of Virginia.
Dan Maydan, Ph.D. has been a member of our board of directors since September 2001. From December 1993 to April 2003, Dr. Maydan served as President of Applied Materials Inc., a semiconductor equipment manufacturing company, and was appointed President Emeritus of Applied Materials from April 2003 to December
2012. Dr. Maydan was a member of the board of directors of Applied Materials from June 1992 until March 2006. Since 1996, Dr. Maydan has served on the board of directors of Electronics for Imaging, Inc., a digital imaging and print management solutions company. Dr. Maydan holds a B.S. and an M.S. in Electrical Engineering from the Israel Institute of Technology and a Ph.D. in Physics from Edinburgh University of Scotland.
Paul J. Milbury has been a member of our board of directors since July 2010. Mr. Milbury served as Vice President of Operations and Chief Financial Officer of Starent Networks Corp., a provider of mobile network solutions, from January 2007 until its acquisition by Cisco in 2009. From December 2009 to July 2010, he played a key role in integrating Starent Networks into Cisco to create the Mobile Internet Technology Group. From December 2000 to March 2007, Mr. Milbury served as Vice President and Chief Financial Officer of Avid Technology, Inc., a digital media creation, management, and distribution solutions company. Mr. Milbury serves on the board of directors of Aerohive Networks, a wireless networking company and Accedian Networks, a network performance assurance solutions provider. Mr. Milbury holds a B.B.A. in Business and Economics and an M.B.A. from the University of Massachusetts, Amherst.
Carl Redfield has been a member of our board of directors since August 2006. From September 2004 to his retirement in May 2008, Mr. Redfield served as Cisco's Senior Vice President, New England Development Center Executive Sponsor. From February 1997 through September 2004, Mr. Redfield served as Cisco’s Senior Vice President, Manufacturing and Logistics. Mr. Redfield holds a B.S. in Materials Engineering from Rensselaer Polytechnic Institute and has completed post-graduate studies at the Harvard Business School.
Mark A. Wegleitner has been a member of our board of directors since May 2011. Since April 2011, Mr. Wegleitner has served as President of Wegleitner Consulting, LLC, a privately-owned telecommunications consulting company. From September 2007 until his retirement in July 2010, Mr. Wegleitner served as the Senior Vice President, Technology, for Verizon Communications Inc., a telecommunications company, where his responsibilities included technology assessment, network architecture, platform development and laboratory testing for wireline and wireless communications networks. From July 2000 to September 2007, he served as Chief Technology Officer for Verizon, with responsibility for wireline communications technologies. Prior to the creation of Verizon, Mr. Wegleitner held various positions in the Network Services division of Bell Atlantic, a telecommunications company, including Chief Technology Officer from January 1999 to July 2000. Prior to joining Bell Atlantic, he worked at Bell Laboratories and AT&T General Departments. Mr. Wegleitner holds a B.A. in Mathematics from St. John’s University and an M.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.
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
For the fiscal years ended December 28, 2013 and December 29, 2012, we recorded a net loss of $32.1 million and $85.3 million, respectively. As of December 28, 2013, our accumulated deficit was $604.5 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will require increased revenue and product gross margins to achieve profitability on an annual basis.
Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $124.6 million to $142.0 million and our operating income (loss) has ranged from income of $6.4 million to a loss of $14.9 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.
In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our product mix, including the mix of higher and lower margin products and significant mix changes resulting from new customer deployments;

•	changes in customers’ budgets for optical transport network equipment purchases and changes in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	timeliness of our customers’ payments for their purchases;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	readiness of customer sites for installation of our products;

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

Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and have resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	providing financing, marketing and advertising assistance to customers;

•	announcing competing products prior to market availability combined with extensive marketing efforts;

•	influencing customer requirements to emphasize different product capabilities, such as greater minimum bandwidth requirements or higher transport speeds;

•	offering to repurchase our equipment from existing customers; and

•	asserting intellectual property rights.
The level of competition and pricing pressure tend to increase when competing for larger high-profile opportunities or during periods of economic weakness when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, or we could be required to reduce our prices or increase our expenses.
Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity.
Our future success depends on factors that increase the amount of data transmitted over communications networks and the growth of optical transport networks to meet the increased demand for optical capacity. These factors include the growth of mobility, video, cloud-based services, increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical communications network products may not continue to grow and our product sales would be negatively impacted. In addition, if general economic conditions weaken, our customers and potential customers may slow or delay their purchase decisions, which would have an adverse effect on our business and financial condition.
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
Competition in the optical transport equipment market is intense, and we expect such competition to increase. A number of very large companies have historically dominated the optical transport network equipment industry. Our competitors include current wavelength division multiplexing suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Ericsson, Fujitsu Limited, Huawei Technologies Co., NEC Corporation, Tellabs and ZTE Corporation. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installations, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

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
Substantial changes in the optical transport networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business, been acquired by other service providers, or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices which would have an adverse impact on our operating results.
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
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed and our business would be harmed.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.
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
We are involved in litigation with Cambrian whereby Cambrian alleged that we and seven of our customers infringe one of Cambrian's patents. Information regarding this matter is set forth in Item 3. “Legal Proceedings” and is incorporated herein by reference.
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
We market, sell and service our products globally. In 2013, 2012 and 2011, we derived approximately 36%, 32% and 30%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of development personnel located in Bangalore, India; Beijing, China; and Kanata, Canada. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling our products will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.

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
A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our revenue in future periods. We also have exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in Euro and the British Pound. These hedging programs reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates which could negatively affect our results of operations and financial condition.
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
Our business requires significant capital. We have historically relied on significant outside debt and equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2013, we had a net loss of $32.1 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES
Our headquarters are located in Sunnyvale, California. We lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 28, 2013:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	211,000
Allentown, PA	Manufacturing and research and development	44,000
Annapolis Junction, MD	Research and development, service and support	12,000
Bangalore, India	Research and development	59,000
Beijing, China	Research and development	22,000
Kanata, Canada	Research and development	6,000
London, United Kingdom	Sales, service and support	6,000
Hong Kong, China	Sales, service and support	2,000
Tokyo, Japan	Sales and support	2,000
The above leases expire between 2014 and 2023. We intend to add new facilities and to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

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

On November 18, 2013, we entered into a settlement agreement with Cheetah to settle all outstanding issues between us and Cheetah. On December 3, 2013, we paid Cheetah an insignificant amount that did not result in a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is reasonably possible. We have further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Accordingly, we accrued an insignificant amount during the fourth quarter of 2013 which did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Factors that we considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

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

	High	Low
Fourth Quarter 2013	$11.91	$8.59
Third Quarter 2013	$12.16	$9.24
Second Quarter 2013	$11.65	$6.06
First Quarter 2013	$7.75	$5.66
Fourth Quarter 2012	$6.15	$4.33
Third Quarter 2012	$7.40	$5.29
Second Quarter 2012	$8.15	$6.02
First Quarter 2012	$8.90	$6.26
As of February 18, 2014, there were 121 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative 5-year total return provided stockholders on Infinera Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 27, 2008 and its relative performance is tracked through December 28, 2013. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corp., the NASDAQ Composite Index,
and the NASDAQ Telecommunications Index
*$100 invested on 12/27/08 in stock or 12/31/08 in index, including reinvestment of dividends, if any.
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
We derived the statements of operations data for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 and the balance sheet data as of December 28, 2013 and December 29, 2012 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 25, 2010 and December 26, 2009 and the balance sheet data as of December 31, 2011, December 25, 2010 and December 26, 2009 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010	December 26, 2009
	(In thousands, except per share data)
Revenue	$544,122	$438,437	$404,877	$454,352	$309,101
Gross profit	$218,639	$157,569	$165,491	$206,189	$102,101
Net loss	$(32,119)	$(85,330)	$(81,744)	$(27,932)	$(86,622)
Net loss per common share
Basic	$(0.27)	$(0.77)	$(0.78)	$(0.28)	$(0.91)
Diluted	$(0.27)	$(0.77)	$(0.78)	$(0.28)	$(0.91)
Weighted average number of shares used in computing basic and diluted net loss per common share
Basic	117,425	110,739	105,432	99,380	95,468
Diluted	117,425	110,739	105,432	99,380	95,468
Total cash and cash equivalents, investments and restricted cash	$365,313	$187,554	$253,116	$295,706	$275,477
Total assets	$700,926	$528,170	$531,704	$551,525	$491,945
Common stock and additional paid-in capital	$1,025,781	$930,730	$877,034	$817,302	$747,677
Stockholders’ equity	$417,810	$356,136	$387,803	$410,749	$368,507

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues, gross margins, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product delivery and revenue dates; statements related to capital expenditures; statements related to the sufficiency of our current cash, cash equivalents and investments to meet our liquidity requirements; statements related to future economic conditions, performance, market growth or our sales cycle; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
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

We call our solution for Service Providers the Infinera Intelligent Transport Network. The Intelligent Transport Network is an architecture for Service Providers to address the increasing demand for cloud-based services and data center connectivity. The Intelligent Transport network helps Service Providers use time as a weapon to increase revenues with reliable, differentiated services while reducing operating costs through scale, multi-layer convergence and automation. The Intelligent Transport Network is based on platforms built with Infinera's unique PICs.

Traffic patterns in the optical network continue to grow to accommodate increased demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, streaming high-definition video services, business Ethernet services, cloud-based services and wholesale bandwidth services. We believe that Infinera’s Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components rather than PICs. We believe that our Intelligent Transport Network architecture enables Service Providers to deploy reliable, high-capacity, efficient optical network solutions that are easy to use and improve the integration between the layers of Service Provider networks with the lowest total cost of ownership.

Infinera’s DTN platform currently supports 10 Gigabits per second ("Gbps") and 40 Gbps WDM transmission capacity combined with integrated switching capabilities. Infinera’s DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Terabits per second (“Tbps”) of OTN switching capacity in a single bay. The DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver high-capacity Intelligent Transport Networks that reduce power, cooling, and space while simplifying transport network operations. The ATN platform supports direct wavelength connectivity to DTN and DTN-X nodes, reducing equipment costs and providing unique network management capabilities across our Intelligent Transport Network.

2013 Financial and Business Performance
Our financial results for 2013 demonstrate strong market acceptance of Infinera’s Intelligent Transport Network and the DTN-X platform. Revenues grew 24% compared to 2012, significantly faster than the overall DWDM market. We also experienced improved gross margins in 2013 and generated positive operating cash flow resulting in much improved financial performance on a year-over-year basis.

Since its introduction in mid-2012, we have received purchase commitments for the DTN-X platform from 42 customers, representing a cross section of markets including Tier 1 carriers, cable operators, Internet content providers and bandwidth wholesalers. We also continued to sell the ATN and DTN platforms as customers leveraged the full Infinera product portfolio to best meet their needs.

DTN-X market traction and the resulting growth in revenue contributed to an improvement in our financial performance in 2013. Our overall gross margin for 2013 was 40%, an increase from 36% in 2012. This increase reflected significant improvements in manufacturing yields and product costs as DTN-X volumes increased and we ramped production in our manufacturing facilities. Our product mix remained heavily weighted towards lower margin common equipment deployments in the year as we continued to win new customers and expanded market share with existing customers.

In 2014, we intend to continue to leverage the DTN-X platform to increase revenues and expand our market share as customers extend deployments of 100 Gbps transport solutions in their networks. This focus on revenue growth will be balanced with overall prudent financial management and continued efforts to drive cost improvements across all of our products and services. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow.
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
As of December 28, 2013, we have sold our products for deployment in the optical networks of 131 customers worldwide, including CenturyLink, Colt, Cox Communications, DANTE, Deutsche Telekom, Equinix, Interoute, KDDI, Level 3, NTT, OTE, Pacnet, Rostelecom, Telefonica, TeliaSonera International and Vodafone. We do not have long-term sales commitments from our customers. Although key customers account for a significant portion of our revenue, no individual customer accounted for over 10% of our revenue in 2013, 2012 or 2011. Our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders for our products.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add some personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 92%, 98%, and 97% of our revenue from direct sales to customers for 2013, 2012 and 2011, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.

We will continue to make significant investments in the business, and management currently believes that operating expenses for 2014 will range from $260 million to $265 million, including stock-based compensation expense of approximately $30 million to $35 million.

Results of Operations
Revenue
The following table sets forth, for periods presented, certain consolidated statements of operations information (in thousands, except %):

	Years Ended
	December 28, 2013	% of total revenue	December 29, 2012	% of total revenue	Change	% Change
Revenue:
Product	$465,424	86%	$380,035	87%	$85,389	22%
Services	78,698	14%	58,402	13%	20,296	35%
Total revenue	$544,122	100%	$438,437	100%	$105,685	24%
Cost of revenue:
Product	$295,715	54%	$259,437	59%	$36,278	14%
Services	29,768	6%	21,431	5%	8,337	39%
Total cost of revenue	$325,483	60%	$280,868	64%	$44,615	16%
Gross profit	$218,639	40%	$157,569	36%	$61,070	39%

	Years Ended
	December 29, 2012	% of total revenue	December 31, 2011	% of total revenue	Change	% Change
Revenue:
Product	$380,035	87%	$352,644	87%	$27,391	8%
Services	58,402	13%	52,233	13%	6,169	12%
Total revenue	$438,437	100%	$404,877	100%	$33,560	8%
Cost of revenue:
Product	$259,437	59%	$220,806	54%	$38,631	17%
Services	21,431	5%	18,580	5%	2,851	15%
Total cost of revenue	$280,868	64%	$239,386	59%	$41,482	17%
Gross profit	$157,569	36%	$165,491	41%	$(7,922)	(5)%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except %):

	Years Ended
	December 28, 2013	% of total revenue	December 29, 2012	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$345,734	64%	$296,849	68%	$48,885	16%
International	198,388	36%	141,588	32%	56,800	40%
	$544,122	100%	$438,437	100%	$105,685	24%
Total revenue by sales channel
Direct	$501,375	92%	$428,734	98%	$72,641	17%
Indirect	42,747	8%	9,703	2%	33,044	341%
	$544,122	100%	$438,437	100%	$105,685	24%

	Years Ended
	December 29, 2012	% of total revenue	December 31, 2011	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$296,849	68%	$283,443	70%	$13,406	5%
International	141,588	32%	121,434	30%	20,154	17%
	$438,437	100%	$404,877	100%	$33,560	8%
Total revenue by sales channel
Direct	$428,734	98%	$391,811	97%	$36,923	9%
Indirect	9,703	2%	13,066	3%	(3,363)	(26)%
	$438,437	100%	$404,877	100%	$33,560	8%

2013 Compared to 2012. Total revenue increased $105.7 million, or 24% in 2013 from 2012. Revenues continued to be positively impacted by increased revenues from sales of our DTN-X platform. These revenues included sales to existing customers transitioning their higher-capacity network deployments to the DTN-X and new customers purchasing our Intelligent Transport Network solutions for the first time. This increase in DTN-X revenue was somewhat offset by a reduction in sales of our DTN platform as demand for 100 Gbps network deployments continued to increase. In 2013, we added 20 new customers.

International revenue increased to 36% of total revenue in 2013 from 32% of total revenue in 2012. The increases were primarily due to an increased proportion of our sales occurring in Asia Pacific which increased to 7% in 2013 compared to 3% in 2012. While we expect international revenues to continue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific and other regions, this metric may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.

Total product revenue increased $85.4 million, or 22% in 2013 from 2012 reflecting increased sales of our DTN-X platform. Total services revenue increased $20.3 million, or 35% in 2013 from 2012 primarily reflecting the incremental recognition of $12.6 million related to deployment services revenue, $4.1 million related to our software subscription service revenue, $1.6 million related to our spares management service revenue, $1.4 million related to extended warranty service revenue, $0.7 million from training services revenue and $0.3 million of first line management services revenue, primarily offset by a decrease of $0.3 million related to network management services revenue. The increase in deployment services in 2013 was primarily due to the introduction and deployment of new networks based on our DTN-X platform. In addition, we expect to continue to grow our extended hardware warranty and spares management service revenues in future periods as our installed base continues to grow.

2012 Compared to 2011. Total revenue increased $33.6 million, or 8% in 2012 from 2011. Revenues were positively impacted by the recognition of revenues from sales of our DTN-X platform during the second half of 2012. These revenues included sales to existing customers transitioning their higher-capacity network deployments to the DTN-X and new customers purchasing our Digital Optical Network solutions for the first time. While this increase in DTN-X revenues was somewhat offset by a reduction in sales of our DTN platform, we continued to deploy the DTN platform in lower capacity applications with nine new customers in 2012. Revenues for 2011 were negatively impacted when customers who required higher-capacity network solutions in advance of the availability of our 40 Gbps and 100 Gbps systems purchased competitor products for portions of their networks.
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
Total product revenue increased $27.4 million, or 8% in 2012 from 2011 reflecting increased sales of our DTN-X platform in the second half of 2012. Total services revenue increased $6.2 million, or 12% in 2012 from 2011 primarily reflecting the incremental recognition of $3.2 million related to deployment services revenue, $1.5 million related to our spares management service revenue, $1.4 million related to extended warranty service revenue, $0.4 million of first line management services revenue, $0.3 million of network management services revenue, and $0.3 million from training services revenue, offset by a decrease of $0.9 million related to our software subscription service revenue. The increase in deployment services in 2012 was primarily due to the introduction and deployment of new networks based on our DTN-X platform. In addition, we expect to continue to grow our extended hardware warranty and spares management services revenues in future periods as our installed base continues to grow.
Cost of Revenue and Gross Margin
2013 Compared to 2012. Gross margin increased to 40% in 2013 from 36% in 2012. This increase reflected improvements in manufacturing yields and product costs as DTN-X platform volumes increased and we ramped production in our manufacturing facilities. These improvements were somewhat offset by a greater mix of lower margin network footprint sales in 2013 as we added new customers and expanded market share with existing customers.
2012 Compared to 2011. Gross margin decreased to 36% in 2012 from 41% in 2011. Gross margin in 2012 reflected the recognition of revenues from the initial sales of our DTN-X platform. These sales represented early production units and as such, had a higher product cost. The transition of a portion of our revenues from the DTN platform to these lower-margin initial DTN-X units contributed to a decline in gross margins in the second half of the year. In addition, costs for the first half of 2012 included pre-production costs associated with the DTN-X platform production ramp. We also experienced a higher level of lower margin network footprint sales in the second half of 2012, as we began DTN-X platform deployments. Competition for initial 100 Gbps network deployments has been strong, which resulted in a highly-competitive pricing environment for new deployments during 2012.
Based on our current outlook, we expect that gross margins in 2014 will remain constrained in a period when we expect to deploy significant amounts of new network footprint while winning strategic accounts and expanding our share in existing accounts. We do not have the visibility necessary to accurately predict quarterly gross margins beyond a one-quarter time horizon.

Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except %):

	Years Ended
	December 28, 2013	% of total revenue	December 29, 2012	% of total revenue	Change	% Change
Research and development	$124,794	23%	$117,233	27%	$7,561	6%
Sales and marketing	72,778	14%	75,862	17%	(3,084)	(4)%
General and administrative	45,253	8%	47,475	11%	(2,222)	(5)%
Total operating expenses	$242,825	45%	$240,570	55%	$2,255	1%

	Years Ended
	December 29, 2012	% of total revenue	December 31, 2011	% of total revenue	Change	% Change
Research and development	$117,233	27%	$127,120	31%	$(9,887)	(8)%
Sales and marketing	75,862	17%	64,773	16%	11,089	17%
General and administrative	47,475	11%	54,375	14%	(6,900)	(13)%
Restructuring and other costs (credit)	—	—%	(129)	—%	129	(100)%
Total operating expenses	$240,570	55%	$246,139	61%	$(5,569)	(2)%

The following table summarizes the stock-based compensation expense included in our operating expenses (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Research and development	$10,900	$13,306	$14,990
Sales and marketing	7,624	10,450	8,818
General and administration	5,956	9,529	18,502
Total	$24,480	$33,285	$42,310
Research and Development Expenses
2013 Compared to 2012. Research and development expenses increased $7.6 million, or 6% in 2013 from 2012. This increase was primarily due to increases in cash compensation and personnel related costs of $8.7 million and professional outside services and other costs of $1.3 million as we continued to add software engineering resources to support the development of our future products. These increases were offset by decreased stock-based compensation expenses of $2.4 million.
2012 Compared to 2011. Research and development expenses decreased $9.9 million, or 8% in 2012 from 2011. This reduction was primarily due to $8.6 million of research and development resources redeployed to manufacturing in support of initial DTN-X production builds. In addition, prototype and other equipment spending decreased by $5.7 million in 2012, following the release of the DTN-X platform. These decreases were partially offset by $2.6 million of increased depreciation, $0.6 million increase in professional and outside services and $0.6 million increase in facilities and other costs, as compared to 2011. Total other personnel-related costs increased by $0.6 million. This increase was comprised of $2.3 million increase of cash compensation offset by $1.7 million decrease of stock-based compensation expense.

Sales and Marketing Expenses
2013 Compared to 2012. Sales and marketing expenses decreased $3.1 million, or 4% in 2013 from 2012 primarily due to decreased DTN-X related customer lab trial expenses of $4.9 million, stock-based compensation of $2.8 million, and outside services and related expenses of $2.1 million These reductions were offset by increased compensation and personnel-related expenses of $6.7 million related to increased sales commissions and incremental sales headcount.
2012 Compared to 2011. Sales and marketing expenses increased $11.1 million, or 17% in 2012 from 2011 primarily due to $4.7 million related to increased expenses for customer lab trials, $3.7 million in compensation and personnel-related expenses due to increased headcount, $1.6 million of increased stock-based compensation expense, $0.7 million of increased travel and related expenses and $0.4 million of increased facilities and other costs. This increase in spending primarily reflects the ongoing impact of incremental sales resources to support the expansion of our addressable markets with the introduction of the DTN-X platform.
General and Administrative Expenses
2013 Compared to 2012. General and administrative expenses decreased $2.2 million, or 5% in 2013 from 2012 primarily due to decreased stock-based compensation expense of $3.6 million, and lower consulting services and other costs of $1.0 million, offset by increased compensation and personnel-related costs of $2.4 million.
2012 Compared to 2011. General and administrative expenses decreased $6.9 million, or 13% in 2012 from 2011 primarily due to $9.0 million of decreased stock-based compensation expense, which included the impact of reduced management bonuses and other changes in equity grant activity, and $0.2 million decrease in facilities and other costs. These decreases were partially offset by increased professional services costs of $1.6 million primarily related to implementation of our new enterprise resource planning system and related increased depreciation costs of $0.7 million.

Restructuring and Other Costs
In 2011, we recorded a credit of $0.1 million due to a change in estimates associated with facility-related costs. We completed our restructuring actions associated with the closure of our Maryland FAB in 2010.
Other Income (Expense), Net

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Interest income	$923	$911	$1,014
Interest expense	(6,061)	—	—
Other gain (loss), net	(1,141)	(1,050)	(419)
Total other income (expense), net	$(6,279)	$(139)	$595
2013 Compared to 2012. Interest income increased by an insignificant amount in 2013 compared to 2012 mainly due to higher interest income earned on foreign cash balance partially offset by a lower return on domestic investments. Interest expense for 2013 consisted of contractual interest expense and amortization of debt discount and debt issuance costs related to the Notes issued in May 2013. See Note 9, "Convertible Senior Notes," to the Notes to Consolidated Financial Statements for more information. Other gain (loss), net for 2013 includes $1.4 million of unrealized and realized losses due to foreign currency exchange, partially offset by a gain of $0.2 million from auction rate securities ("ARS") sold.
2012 Compared to 2011. Interest income decreased $0.1 million in 2012 from 2011 mainly due to lower average investment balances. Other gain (loss), net for 2012 includes $1.5 million of unrealized and realized losses due to foreign currency exchange, partially offset by a gain of $0.5 million from ARS called at par value.
Income Tax Provision
We recognized income tax expense of approximately $1.7 million, $2.2 million and $1.7 million in each of fiscal years 2013, 2012 and 2011, on pre-tax book losses of $30.5 million, $83.1 million and $80.1 million, respectively. The resulting effective tax rates of 5.4%, 2.6% and 2.1% for 2013, 2012 and 2011, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings. The decrease in 2013 tax expense compared to 2012 tax expense relates primarily to the release of tax reserves due to the lapsing of the statute of limitations. The increase in the 2012 tax expense compared to 2011 expense relates primarily to reductions of benefits from Canadian research credits.

During 2013, 2012 and 2011, the income tax benefits were not significant for each year and were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. The valuation allowance for deferred tax assets as of December 28, 2013 and December 29, 2012 was $202.7 million and $213.4 million, respectively. The net change in the valuation allowance was a decrease of $10.7 million and an increase of $25.1 million for the years ended December 28, 2013 and December 31, 2012, respectively.

As of December 28, 2013, we had net operating loss carryforwards of approximately $351.1 million for federal tax purposes and $297.1 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2015 for state tax purposes. Additionally, the Company has federal and California research and development credits available to reduce future income taxes payable of approximately $25.5 million and $25.7 million, respectively. Infinera Canada Inc., a wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures ("SRED") credits available of $1.9 million to offset future Canadian Income tax payable. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.

We maintain net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 28, 2013, the Company had unbenefited stock option deductions for federal and California tax purposes of $38.4 million and $36.2 million, respectively. When utilized, the estimated tax benefits of approximately $16.4 million will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 28, 2013, we had determined that ownership changes have occurred that would result in limitations on the current and future utilization of our net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.

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

Liquidity and Capital Resources

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$35,180	$(49,466)	$(1,965)
Investing activities	$(180,800)	$48,868	$(25,168)
Financing activities	$166,110	$10,698	$8,513

	Years Ended
	December 28, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$124,330	$104,666
Short-term and long-term investments	237,079	79,020
Long-term restricted cash	3,904	3,868
	$365,313	$187,554
Cash, cash equivalents, short-term and long-term investments and short-term and long-term restricted cash consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries. The restricted cash balance amounts are pledged as collateral for certain stand-by and commercial letters of credit.
Operating Activities
Net cash provided by operating activities for 2013 was $35.2 million as compared to net cash used in operating activities of $49.5 million in 2012 and $2.0 million net cash used in operating activities in 2011. Cash flow from operating activities consists of net loss, adjusted for non-cash charges, plus or minus working capital changes. Our working capital requirements can fluctuate significantly depending on the timing of deployments and the acceptance, billing and payment terms on those deployments. Additionally, our ability to manage inventory turns and our ability to negotiate favorable payment terms with our vendors may also impact our working capital requirements.
Net loss for 2013 was $32.1 million, which included non-cash charges of $62.3 million, compared to a net loss of $85.3 million in the corresponding period in 2012, including non-cash charges of $67.2 million. Net loss for 2011 was $81.7 million, which included non-cash charges of $72.2 million.
Net cash provided by working capital was $5.0 million for 2013. Accounts receivables decreased by $6.3 million primarily due to improved linearity of invoicing. Inventory levels increased by $3.0 million due to increased levels of DTN-X inventory. Accounts payable decreased by $20.2 million primarily reflecting the timing of inventory purchases and improved linearity of supply. Accrued liabilities increased by $11.3 million primarily related to the timing of vendor invoicing of external services costs.
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
Investing Activities
Net cash used in investing activities in 2013 was $180.8 million. This included $159.7 million from purchases, maturities, calls and sales of investments in the year and $21.1 million of capital expenditures. The increase in net cash used in investing activities as compared to 2012 primarily related to the investment of the proceeds received from the issuance of the Notes.
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
Financing Activities
Net proceeds from financing activities in 2013 were $166.1 million. This included the net proceeds from the issuance of the Notes of $144.5 million and proceeds from issuance of common stock under our stock-based compensation plans of $23.2 million. These activities were offset by $1.5 million related to the repurchase of shares from employees to satisfy minimum tax withholdings.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at our election, for any remaining conversion obligation. The carrying value of the Notes was $109.2 million as of December 28, 2013, which represents the liability component of the $150.0 million principal balance, net of $40.8 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. See Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for more information.

As of December 28, 2013, we had $297.0 million of cash, cash equivalents, and short-term investments, including $14.0 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the U.S. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
For 2014, capital expenditures are expected to be approximately $30 million, primarily for product development.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 28, 2013:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$69,643	$69,643	$—	$—	$—
Operating leases(2)	41,076	5,738	10,861	10,488	13,989
Convertible senior notes, including interest	161,813	2,625	7,875	151,313	—
Total contractual obligations(3)	$272,532	$78,006	$18,736	$161,801	$13,989

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses that range from one to 10 years. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to ten years.

(3)
Tax liabilities of $1.8 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $3.5 million of standby letters of credit outstanding as of December 28, 2013. These consisted of $1.4 million related to a value added tax license, $1.4 million related to a customer proposal guarantee and $0.7 million related to property leases. We had $3.6 million of standby letters of credit outstanding as of December 29, 2012. These consisted of $1.5 million related to a value added tax license, $1.4 million related to a customer proposal guarantee and $0.7 million related to property leases.

Off-Balance Sheet Arrangements
As of December 28, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, allowances for sales reserves, accrued warranty, cash equivalents, fair value measurement of investments, other-than-temporary impairments, derivative instruments and accounting for income taxes. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
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
We allocate revenue to each element in our multiple-element arrangements based upon their relative selling prices. We determine the selling price for each deliverable based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE") if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria for that element has been met.
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

ESP represents the best estimate of the price at which we would transact a sale if the product or service was sold on a standalone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through formal approval by our management, taking into consideration the overall go-to-market pricing strategy.
As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple element arrangements could differ from that recorded in the current period. We regularly review VSOE, TPE, and ESP and maintain internal controls over the establishment and update of these inputs.
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
Services revenue includes software subscription services, training, installation and deployment services, spares management, on-site hardware replacement services, extended software warranty and extended hardware warranty services. Revenue from software subscription, spares management, on-site hardware replacement services and extended software and hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.
Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when the revenue recognition criteria have been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or if the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.
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
We make a number of estimates and assumptions in determining stock-based compensation related to options including the following:

•
The expected forfeiture rate is estimated based on our historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate requires judgment, and to the extent actual forfeitures differ from expectations, changes in estimate will be recorded as an adjustment in the period when such estimates are revised. Actual results may differ substantially from the estimates. The Company records stock-based compensation expense to adjust estimated forfeiture rates to actual.

•
The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The expected term is estimated based on the Company’s historical data on employee exercise patterns and post vesting termination behavior to estimate expected exercises over the contractual term of grants.

•
Expected volatility of the Company’s stock has been historically based on the weighted-average implied and historical volatility of Infinera and its peer group. The peer group is comprised of similar companies in the same industrial sector. As the Company gained more historical volatility data, the weighting of our own data in the expected volatility calculation associated with options gradually increased to 100% by 2013.

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
We granted performance stock units ("PSUs") to our executives in 2013 as part of our annual refresh grant process. These PSUs entitle our executive officers to receive a number of shares of our common stock based on our stock price performance compared to the NASDAQ Telecom Composite Index (“IXTC”) for the same period. The PSUs vest over the span of one year, two years, and three years and the number of shares to be issued upon vesting ranges from 0 to 1.5 times the number of PSUs granted depending on the relative performance of our common stock price compared to IXTC. This performance metric is classified as a market condition.
The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of IXTC, correlation between changes in our stock price and changes in the target composite index, risk-free interest rate, and expected dividends. Expected volatility of our stock is based on the weighted-average implied and historical volatility of our peer group in the industry in which we do business. Expected volatility of IXTC is based on the historical and implied data. Correlation is based on the historical relationship between our peer group stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for us as we do not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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
Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 28, 2013 and December 29, 2012, our inventory value had been reduced by $8.7 million and $6.9 million, respectively, for excess and obsolescence. In valuing our inventory costs and deferred inventory costs, we considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 28, 2013 and December 29, 2012, our inventory value had been reduced by $5.0 million and $7.5 million, respectively, for LCM adjustments.
We consider whether we should accrue losses on firm purchase commitments related to inventory items. Given that the net realizable value of common equipment is below contracted purchase price, we have also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 28, 2013 and December 29, 2012, our allowance for doubtful accounts was not significant and $0.1 million, respectively.
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2013, 2012 and 2011. At December 28, 2013, December 29, 2012 and December 31, 2011, revenue was reduced for estimated sales returns by $0.1 million, $1.3 million and $0.2 million, respectively.

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
Available-for-sale investments are stated at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. We evaluate our available-for-sale marketable debt securities for other-than-temporary impairments and record any credit loss portion in Other income (expense), net in our consolidated statements of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and for any credit losses incurred on these securities. Gains and losses are recognized when realized in the consolidated statements of operations under the specific identification method.
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
We classified our ARS within Level 3 of the fair value hierarchy. Our ARS were classified within Level 3 because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. During 2013, we disposed of our remaining $3.1 million (par value) ARS, with $0.1 million of ARS called at par value and $3.0 million of ARS tendered at 95% of par value. As of December 28, 2013, none of our existing securities were classified as Level 3 securities.

Other-Than-Temporary Impairments
We review our available-for-sale marketable debt securities on a regular basis to evaluate whether or not a security has experienced an other-than-temporary decline in fair value. If a debt security’s market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before our anticipated recovery, we record an other-than-temporary impairment ("OTTI") charge to earnings for the entire amount of the impairment.
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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 28, 2013 and December 29, 2012, our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoptions and effects on us.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur some insignificant operating costs in other currencies. In addition, certain of our sales contracts are not priced in U.S. dollars and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India Rupee, Chinese Yuan, British Pound and the Euro.
The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of December 28, 2013 and December 29, 2012 would result in a loss of approximately $2.6 million and $2.3 million, respectively, for the year then ended. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Fluctuations in our currency exchange rates could impact our business in the future.
Interest Rate Sensitivity
We had cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash totaling $365.3 million and $187.6 million as of December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, we invested in certificates of deposit, money market funds, commercial paper, corporate bonds and U.S. treasuries. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2013 and 2012, our interest income would have declined approximately $0.1 million and $0.1 million for such years, assuming consistent investment levels.
Market Risk and Market Interest Risk
Holders may convert the Notes we issued in May 2013 prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
As of December 28, 2013, the fair value of the Notes was $162.8 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 28, 2013. The fair value the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes.
See Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 21, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited Infinera Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2013 of Infinera Corporation and our report dated February 21, 2014 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 21, 2014

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$124,330	$104,666
Short-term investments	172,660	76,146
Accounts receivable, net of allowance for doubtful accounts of $43 in 2013 and $94 in 2012	100,643	107,039
Other receivables	1,313	2,909
Inventory	123,685	127,809
Deferred inventory costs	705	1,029
Deferred tax asset	1,322	155
Prepaid expenses and other current assets	14,412	9,744
Total current assets	539,070	429,497
Property, plant and equipment, net	79,668	80,343
Deferred inventory costs, non-current	2	100
Long-term investments	64,419	2,874
Cost-method investment	9,000	9,000
Long-term restricted cash	3,904	3,868
Other non-current assets	4,863	2,488
Total assets	$700,926	$528,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,843	$61,428
Accrued expenses	22,431	26,288
Accrued compensation and related benefits	33,899	22,325
Accrued warranty	12,374	7,262
Deferred revenue	32,402	26,744
Total current liabilities	140,949	144,047
Long-term debt, net	109,164	—
Accrued warranty, non-current	10,534	9,220
Deferred revenue, non-current	4,888	3,210
Deferred tax liability	1,364	117
Other long-term liabilities	16,217	15,440
Commitments and contingencies (Note 10)
Stockholders‘ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2013 and 2012 Issued and outstanding shares—119,887 in 2013 and 112,461 in 2012	120	112
Additional paid-in capital	1,025,661	930,618
Accumulated other comprehensive loss	(3,486)	(2,228)
Accumulated deficit	(604,485)	(572,366)
Total stockholders‘ equity	417,810	356,136
Total liabilities and stockholders’ equity	$700,926	$528,170
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenue:
Product	$465,424	$380,035	$352,644
Services	78,698	58,402	52,233
Total revenue	544,122	438,437	404,877
Cost of revenue:
Cost of product	295,715	259,437	220,806
Cost of services	29,768	21,431	18,580
Total cost of revenue	325,483	280,868	239,386
Gross profit	218,639	157,569	165,491
Operating expenses:
Research and development	124,794	117,233	127,120
Sales and marketing	72,778	75,862	64,773
General and administrative	45,253	47,475	54,375
Restructuring and other costs (credit)	—	—	(129)
Total operating expenses	242,825	240,570	246,139
Loss from operations	(24,186)	(83,001)	(80,648)
Other income (expense), net:
Interest income	923	911	1,014
Interest expense	(6,061)	—	—
Other gain (loss), net	(1,141)	(1,050)	(419)
Total other income (expense), net	(6,279)	(139)	595
Loss before income taxes	(30,465)	(83,140)	(80,053)
Provision for income taxes	1,654	2,190	1,691
Net loss	$(32,119)	$(85,330)	$(81,744)
Net loss per common share:
Basic	$(0.27)	$(0.77)	$(0.78)
Diluted	$(0.27)	$(0.77)	$(0.78)
Weighted average shares used in computing net loss per common share:
Basic	117,425	110,739	105,432
Diluted	117,425	110,739	105,432

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net loss	$(32,119)	$(85,330)	$(81,744)
Other comprehensive loss:
Unrealized gain (loss) on auction rate securities classified as available-for-sale investments	(166)	(141)	410
Unrealized gain (loss) on all other available-for-sale investments	(140)	158	(105)
Foreign currency translation adjustment	(952)	(43)	(1,117)
Tax effect on items related to available-for-sale investment	—	(7)	(122)
Net change in accumulated other comprehensive loss	(1,258)	(33)	(934)
Comprehensive loss	$(33,377)	$(85,363)	$(82,678)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, December 29, 2012 and December 28, 2013
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 25, 2010	102,492	$102	$817,200	$(1,261)	$(405,292)	$410,749
Stock options exercised	378	1	1,449	—	—	1,450
ESPP shares purchased	1,309	1	8,461	—	—	8,462
Common stock repurchased	(140)	—	(1,248)	—	—	(1,248)
Reclassification of options exercised but not vested	—	—	1	—	—	1
Restricted stock units released	2,937	3	(3)	—	—	—
Stock-based compensation	—	—	51,067	—	—	51,067
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	—	—	—	410	—	410
Unrealized gain on all other available-for-sale investments	—	—	—	(105)	—	(105)
Foreign currency translation adjustment	—	—	—	(1,117)	—	(1,117)
Tax effect on items related to available-for-sale investment	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(81,744)	(81,744)
Total comprehensive loss						(82,678)
Balance at December 31, 2011	106,976	$107	$876,927	$(2,195)	$(487,036)	$387,803
Stock options exercised	582	1	2,552	—	—	2,553
ESPP shares purchased	1,653	1	9,029	—	—	9,030
Common stock repurchased	(128)	—	(882)	—	—	(882)
Restricted stock units released	3,378	3	(3)	—	—	—
Stock-based compensation	—	—	42,995	—	—	42,995
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	—	—	—	(141)	—	(141)
Unrealized gain on all other available-for-sale investments	—	—	—	158	—	158
Foreign currency translation adjustment	—	—	—	(43)	—	(43)
Tax effect on items related to available-for-sale investment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(85,330)	(85,330)
Total comprehensive loss						(85,363)
Balance at December 29, 2012	112,461	$112	$930,618	$(2,228)	$(572,366)	$356,136

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, December 29, 2012 and December 28, 2013—
(Continued)
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2012	112,461	$112	$930,618	$(2,228)	$(572,366)	$356,136
Stock options exercised	2,217	2	14,616	—	—	14,618
ESPP shares purchased	1,656	2	8,557	—		8,559
Common stock repurchased	(223)	—	(1,544)	—	—	(1,544)
Restricted stock units released	3,754	4	(4)	—	—	—
Warrants exercised	22	—	—	—	—	—
Stock-based compensation	—	—	30,077		—	30,077
Conversion option related to convertible senior notes, net of allocated costs	—	—	43,341	—	—	43,341
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	—	—	—	(166)	—	(166)
Unrealized gain on all other available-for-sale investments	—	—	—	(140)	—	(140)
Foreign currency translation adjustment	—	—	—	(952)	—	(952)
Net loss	—	—	—	—	(32,119)	(32,119)
Total comprehensive loss						(33,377)
Balance at December 28, 2013	119,887	$120	$1,025,661	$(3,486)	$(604,485)	$417,810

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(32,119)	$(85,330)	$(81,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,562	23,661	17,859
Non-cash restructuring and other costs (credit)	—	—	(129)
(Recovery of) provision for other receivables	(88)	—	563
Provision for doubtful accounts	55	94	—
Amortization of debt discount and issuance costs	4,522	—	—
Amortization of premium on investments	1,539	2,068	4,215
Stock-based compensation expense	31,976	41,819	50,157
Non-cash tax benefit	—	(7)	(95)
Other gain	(243)	(475)	(335)
Changes in assets and liabilities:
Accounts receivable	6,341	(26,517)	(4,686)
Other receivables	1,435	(1,894)	3,440
Inventory	(3,036)	(40,623)	(6,007)
Prepaid expenses and other assets	(4,992)	2,293	12,695
Deferred inventory costs	395	5,741	1,999
Accounts payable	(20,202)	15,410	9,342
Accrued liabilities and other expenses	11,272	6,915	(10,282)
Deferred revenue	7,337	3,763	(401)
Accrued warranty	6,426	3,616	1,444
Net cash provided by (used in) operating activities	35,180	(49,466)	(1,965)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(288,140)	(54,150)	(273,334)
Purchase of cost-method investment	—	—	(4,500)
Proceeds from sales of available-for-sale investments	2,850	11,584	4,072
Proceeds from maturities and calls of investments	125,624	117,605	287,781
Proceeds from disposal of assets	3	1	262
Purchase of property and equipment	(21,068)	(25,395)	(39,382)
Advance to secure manufacturing capacity	—	—	(1,500)
Reimbursement of manufacturing capacity advance	—	50	450
Change in restricted cash	(69)	(827)	983
Net cash provided by (used in) investing activities	(180,800)	48,868	(25,168)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	144,469	—	—
Proceeds from issuance of common stock	23,185	11,580	10,023
Repurchase of common stock	(1,544)	(882)	(1,248)
Payments for purchase of assets under financing arrangement	—	—	(262)
Net cash provided by financing activities	166,110	10,698	8,513
Effect of exchange rate changes on cash	(826)	108	(571)
Net change in cash and cash equivalents	19,664	10,208	(19,191)
Cash and cash equivalents at beginning of period	104,666	94,458	113,649
Cash and cash equivalents at end of period	$124,330	$104,666	$94,458
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,135	$923	$1,487
Cash paid for interest	$1,320	$—	$—
Supplemental schedule of non-cash financing activities
Non-cash settlement for manufacturing capacity advance	$—	$275	$—
Transfer of inventory to fixed assets	$5,458	$3,222	$—
Warrant exercise	$500	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFINERA CORPORATION

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera provides Intelligent Transport Networks to help carriers address the increasing demand for cloud-based services and data center connectivity as they advance into the Terabit Era. Infinera is unique in its use of breakthrough semiconductor technology to deliver large scale photonic integrated circuits ("PICs") and the application of PICs to vertically integrated optical networking solutions that deliver the industry’s only commercially available 500 Gigabits per second ("Gbps") FlexCoherent super-channels. Infinera Intelligent Transport Network solutions include the DTN-X, DTN and ATN platforms.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2013 and 2012 were 52-week years that ended on December 28, 2013 and December 29, 2012, respectively. Fiscal year 2011 was a 53-week year that ended on December 31, 2011. The next 53-week year will end on December 31, 2016.
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
ESP represents the best estimate of the price at which the Company would transact a sale if the product or service was sold on a standalone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to market conditions, competitive landscape, gross margin objectives and pricing practices. The determination of ESP is made through formal approval by the Company’s management, taking into consideration the overall go-to-market pricing strategy.
As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, the Company’s future revenue recognition for multiple element arrangements could differ from that recorded in the current period. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and update of these inputs.
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
Services revenue includes software subscription services, training, installation and deployment services, spares management, on-site hardware replacement services, extended software warranty and extended hardware warranty services. Revenue from software subscription, spares management, on-site hardware replacement services and extended software and hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when the revenue recognition criteria have been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is deferred until such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.
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
The Company makes a number of estimates and assumptions in determining stock-based compensation related to options including the following:

•
The expected forfeiture rate is estimated based on the Company’s historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate requires judgment, and to the extent actual forfeitures differ from expectations, changes in estimate will be recorded as an adjustment in the period when such estimates are revised. Actual results may differ substantially from the estimates. The Company records stock-based compensation expense to adjust estimated forfeiture rates to actual.

•
The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The expected term is estimated based on the Company’s historical data on employee exercise patterns and post vesting termination behavior to estimate expected exercises over the contractual term of grants.

•
Expected volatility of the Company’s stock has been historically based on the weighted-average implied and historical volatility of Infinera and its peer group. The peer group is comprised of similar companies in the same industrial sector. As the Company gained more historical volatility data, the weighting of its own data in the expected volatility calculation associated with options gradually increased to 100% by 2013.

The Company estimates the fair value of the rights to acquire stock under its Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing formula. The Company’s ESPP typically provides for consecutive six-month offering periods and the Company uses its own historical volatility data in the valuation of ESPP shares.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three, four or five years.
The Company granted performance stock units ("PSUs") to its executive officers in 2013 as part of the Company's annual refresh grant process. These PSUs entitle the Company's executive officers to receive a number of shares of the Company's common stock based on its stock price performance compared to the NASDAQ Telecom Composite Index (“IXTC”) for the same period. The PSUs vest over the span of one year, two years, and three years and the number of shares to be issued upon vesting ranges from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to IXTC. This performance metric is classified as a market condition.
The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company’s stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, expected volatility of IXTC, correlation between changes in the Company’s stock price and changes in the target composite index, risk-free interest rate, and expected dividends. Expected volatility of the Company’s stock is based on the weighted-average implied and historical volatility of the Company’s peer group in the industry in which the Company does business. Expected volatility of IXTC is based on the historical and implied data. Correlation is based on the historical relationship between the Company’s peer group stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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
Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. As of December 28, 2013 and December 29, 2012, the Company’s inventory value had been reduced by $8.7 million and $6.9 million, respectively, for excess and obsolescence. In valuing its inventory costs and deferred inventory costs, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market (“LCM”). As of December 28, 2013 and December 29, 2012, the Company’s inventory value had been reduced by $5.0 million and $7.5 million, respectively, for LCM adjustments.
The Company considers whether it should accrue losses on firm purchase commitments related to inventory items. Given that the net realizable value of common equipment is below contractual purchase price, the Company has also recorded losses on these firm purchase commitments in the period in which the commitment is

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable consist of trade receivables recorded upon recognition of revenue for product and services, reduced by reserves for estimated bad debts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based on evaluation of the customer’s financial condition. Management makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of all significant outstanding invoices. At December 28, 2013 and December 29, 2012, the Company’s allowance for doubtful accounts was not significant and $0.1 million, respectively.
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns, where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2013, 2012 and 2011. At December 28, 2013, December 29, 2012 and December 31, 2011, revenue was reduced for estimated sales returns by $0.1 million, $1.3 million and $0.2 million, respectively.
Accrued Warranty
The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company’s products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under warranty. The Company’s hardware warranty periods generally range from one to five years from date of acceptance for hardware and 90 days for software warranty. The hardware warranty accrual is based on actual historical returns experience and the application of those historical return rates to the Company’s in-warranty installed base. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company has software warranty support obligations to a small number of its customers and the costs associated with providing these software warranties have been insignificant to the Company’s consolidated financial statements to date.
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
Available-for-sale investments are stated at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive loss in the Company’s consolidated balance sheets. The Company evaluates its available-for-sale marketable debt securities for other-than-temporary impairments and records any credit loss portion in Other income (expense), net in the Company’s consolidated statements of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and for any credit losses incurred on these securities. Gains and losses are recognized when realized in the Company’s consolidated statements of operations under the specific identification method.
Fair Value Measurement of Investments

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company classified its ARS within Level 3 of the fair value hierarchy. The Company’s ARS were classified within Level 3 because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. During 2013, the Company disposed of its remaining $3.1 million (par value) ARS, with $0.1 million of ARS called at par value and $3.0 million of ARS tendered at 95% of par value. As of December 28, 2013, none of the Company’s existing securities were classified as Level 3 securities.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Deferred Inventory Costs
When the Company’s products have been delivered and ownership (typically defined as title and risk of loss) has transferred to the customer, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items and recognizes the inventory costs either ratably or when the related revenue meets the revenue recognition criteria.
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
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, the Company must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 28, 2013 and December 29, 2012, the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

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
As of December 28, 2013 and December 29, 2012, the Company has invested $9.0 million in a privately-held company. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.
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
As of December 28, 2013, one customer accounted for approximately 13% of the Company’s accounts receivable balance. As of December 29, 2012, no customer accounted for more than 10% of the Company’s accounts receivable balance.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. In 2013 2012, and 2011, no individual customer represented over 10% of the Company’s revenue.
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

Derivative Instruments
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, specifically forward contracts, to reduce the impact of foreign exchange fluctuations on earnings. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counter party consistently. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The Company does not have any leveraged derivatives. The Company does not use derivative contracts for trading or speculative purposes.
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its Euro denominated receivables and Euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2013 were denominated in Euros and British Pound, and typically had maturities of no more than 30 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
Foreign Currency Translation and Transactions
The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of Accumulated Comprehensive Loss in the accompanying consolidated balance sheets.
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign exchange transaction loss recorded in 2013, 2012 and 2011 were $1.4 million, $1.6 million and $1.0 million, respectively.
The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in Euros and British Pound, and restricted cash denominated in Euros. The foreign currency transactions on these forward contracts amounted to a loss of $2.1 million in 2013, a loss of $1.4 million in 2012, and a gain of $1.3 million in 2011, and substantially offset the transaction gains and losses from the re-measurement of the related accounts receivable.

Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2013, 2012 and 2011 were $1.3 million, $1.6 million and $1.5 million, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Fair Value Measurements and Other-Than-Temporary Impairments
Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 28, 2013				As of December 29, 2012
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$51,749	$—	$—	$51,749	$25,560	$—	$—	$25,560
Certificates of deposit	—	3,840	—	3,840	—	2,160	—	2,160
Commercial paper	—	85,860	—	85,860	—	14,843	—	14,843
Corporate bonds	—	150,595	—	150,595	—	57,467	—	57,467
U.S. treasuries	4,804	—	—	4,804	15,020	—	—	15,020
ARS	—	—	—	—	—	—	2,873	2,873
Foreign currency exchange forward contracts	$—	$29	$—	$29	$—	$—	$—	$—
Total assets	$56,553	$240,324	$—	$296,877	$40,580	$74,470	$2,873	$117,923
Liabilities
Foreign currency exchange forward contracts	$—	$26	$—	$26	$—	$112	$—	$112
During 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2 and there were no transfers into or out of Level 3 financial assets.
The Company's remaining Level 3 financial assets were disposed during the first quarter of 2013. The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	December 29, 2012	Total Net Gains Included in Other Comprehensive Income	Calls		Sold		December 28, 2013
ARS—available-for-sale	$2,873	$—	$(92)	(1)	$(2,781)	(2)	$—

	December 31, 2011	Total Net Gains Included in Other Comprehensive Income		Calls		Sold	December 29, 2012
ARS—available-for-sale	$7,675	$146	(3)	$(4,948)	(1)	$—	$2,873

(1)	Amount represents the fair market value of the securities called. Realized gains on these calls were not significant in 2013 and $0.5 million in 2012.

(2)	Amount represents the fair market value of the securities sold at 95% par value. Realized gains for 2013 were $0.2 million.

(3)	Amount represents the change in the non-credit loss related OTTI recorded in Accumulated other comprehensive loss in the accompanying consolidated balance sheets.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments were as follows (in thousands):

	December 28, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,749	$—	$—	$51,749
Certificates of deposit	3,840	—	—	3,840
Commercial paper	85,870	2	(12)	85,860
Corporate bonds	150,711	27	(143)	150,595
U.S. treasuries	4,802	2	—	4,804
Total available-for-sale investments	$296,972	$31	$(155)	$296,848

	December 29, 2012
	Adjusted Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$25,560		$—	$—	$25,560
Certificates of deposit	2,160		—	—	2,160
Commercial paper	14,848		—	(5)	14,843
Corporate bonds	57,451		22	(6)	57,467
U.S. treasuries	15,015		5	—	15,020
ARS	2,707	(1)	166	—	2,873
Total available-for-sale investments	$117,741		$193	$(11)	$117,923

(1)	Amount represents the par value less $0.4 million of credit-related OTTI recognized through earnings in prior years.
As of December 28, 2013, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of up to 17 months. Proceeds from sales, maturities and calls of available-for-sale investments were $128.5 million, $129.2 million and $291.9 million in 2013, 2012 and 2011, respectively. Gross realized gains (losses) on short-term and long-term investments were insignificant for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments
As a result of the Company’s disposal of $3.1 million ARS (par value) during 2013, it recorded an approximately $0.2 million gain, which was recognized as Other gain (loss) in the Company’s consolidated statements of operations.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll-forward of amortized cost, cumulative OTTI recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$7,367	$(884)	$1,619	$(1,312)	$307
Unrealized gain	—	—	146	—	146
Call on investments	(4,660)	(490)	(981)	694	(287)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)
Balance at December 28, 2013	$—	$—	$—	$—	$—
4.    Cost-method Investment
As of December 28, 2013 and December 29, 2012, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-basis investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s cost-method investment is carried at historical cost in its consolidated financial statements and measured at fair value on a nonrecurring basis when indicators of impairment exists. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of December 28, 2013 and December 29, 2012, no event had occurred that would be considered an indicator of impairment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during 2013, 2012 and 2011.
5.    Derivative Instruments
Foreign Currency Exchange Forward Contracts
As of December 28, 2013, the Company did not designate foreign currency exchange forward contracts related to Euro and British Pound denominated receivables and restricted cash as hedges for accounting purposes, and, accordingly, changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. The before-tax effect of foreign currency exchange forward contracts for Euro and British Pound denominated receivables and restricted cash not designated as hedging instruments was a loss of $2.2 million for 2013, a loss of $1.4 million for 2012, and a gain of $1.3 million in 2011, included in Other gain (loss), net in the consolidated statements of operations.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 28, 2013			As of December 29, 2012
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated receivables	$16,867	$27	$—	$22,882	$—	$(105)
Related to British Pound denominated receivables	$13,271	$—	$(26)	$—	$—	$—
Related to restricted cash	$1,391	$2	$—	$1,495	$—	$(7)
Total		$29	$(26)		$—	$(112)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.    Balance Sheet Details
Restricted Cash
The Company’s long-term restricted cash balance is primarily comprised of certificates of deposit, of which the majority are not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit. Additionally, the Company’s restricted cash balance includes a leave encashment fund for India employees.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details of selected balance sheet items (in thousands):

	December 28, 2013	December 29, 2012
Inventory:
Raw materials	$14,311	$13,003
Work in process	49,172	57,281
Finished goods(1)	60,202	57,525
Total	$123,685	$127,809
Property, plant and equipment, net:
Computer hardware	$9,692	$9,024
Computer software(2)	16,988	15,834
Laboratory and manufacturing equipment	146,834	120,543
Furniture and fixtures	1,347	1,285
Leasehold improvements	35,913	33,370
Construction in progress	8,950	17,513
Subtotal	$219,724	$197,569
Less accumulated depreciation and amortization(3)	(140,056)	(117,226)
Total	$79,668	$80,343
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,120	$5,401
Professional and other consulting fees	1,411	3,703
Taxes payable	2,372	4,393
Royalties	1,540	1,516
Accrued rebate and customer prepay liability	3,807	1,284
Accrued interest on convertible senior notes	219	—
Other accrued expenses	7,962	9,991
Total	$22,431	$26,288

(1)
Included in finished goods inventory at December 28, 2013 and December 29, 2012 were $9.2 million and $15.6 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at December 28, 2013 and December 29, 2012 were $7.7 million and $7.5 million, respectively, related to an enterprise resource planning (“ERP”) system that the Company implemented during the third quarter of 2012. The unamortized ERP costs at December 28, 2013 and December 29, 2012 were $6.2 million and $7.0 million, respectively.

(3)
Depreciation expense was $24.5 million and $23.5 million (which includes amortization of capitalized ERP costs of $1.1 million and $0.4 million, respectively) for 2013 and 2012, respectively. Depreciation expense was $17.7 million for 2011.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Unrealized Gain on Auction Rate Securities	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 25, 2010	$(103)	$(37)	$(490)	$(631)	$(1,261)
Other comprehensive loss before reclassifications	—	(105)	(1,117)	(122)	(1,344)
Amounts reclassified from accumulated other comprehensive loss	410	—	—	—	410
Net current-period other comprehensive loss	410	(105)	(1,117)	(122)	(934)
Balance at December 31, 2011	$307	$(142)	$(1,607)	$(753)	$(2,195)
Other comprehensive loss before reclassifications	—	158	(43)	(7)	108
Amounts reclassified from accumulated other comprehensive loss	(141)	—	—	—	(141)
Net current-period other comprehensive loss	(141)	158	(43)	(7)	(33)
Balance at December 29, 2012	$166	$16	$(1,650)	$(760)	$(2,228)
Other comprehensive loss before reclassifications	—	(140)	(952)	—	(1,092)
Amounts reclassified from accumulated other comprehensive loss	(166)	—	—	—	(166)
Net current-period other comprehensive loss	(166)	(140)	(952)	—	(1,258)
Balance at December 28, 2013	$—	$(124)	$(2,602)	$(760)	$(3,486)
The following table provides details about reclassifications out of accumulated other comprehensive loss for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Loss is Presented
	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Unrealized gain on auction rate securities	$(166)	$(141)	$410	Other gain (loss), net
	—	—	—	Provision for income taxes
Total reclassifications for the period	$(166)	$(141)	$410	Total, net of income tax

8.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding RSUs and PSUs, assumed exercise of outstanding warrants, assumed conversion of convertible senior notes and assumed issuance of stock under the Company’s ESPP using the treasury stock method. When there is a loss, these potentially diluted common shares are anti-dilutive and therefore, excluded from the diluted net loss calculation. The Company includes the common shares underlying PSUs in the calculation of diluted net loss per share when they become contingently issuable and excludes such shares when they are not contingently issuable.

The following table sets forth the computation of net loss per common share—basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net loss	$(32,119)	$(85,330)	$(81,744)
Weighted average common shares outstanding - basic and diluted	117,425	110,739	105,432
Net loss per common share - basic and diluted	$(0.27)	$(0.77)	$(0.78)
The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive under the treasury stock method (in thousands):

	As of
	December 28, 2013	December 29, 2012	December 31, 2011
Stock options outstanding	6,367	9,008	9,873
Restricted stock units	6,583	6,703	5,957
Performance stock units	721	1,368	2,595
Employee stock purchase plan shares	661	1,100	943
Warrants to purchase common stock	—	93	93
Total	14,332	18,272	19,461

In 2013, the Company excluded the convertible senior notes in the calculation of diluted earnings per share because the average market price was below the conversion price. In the future, the Company would include the dilutive effects of the convertible senior notes in the calculation of diluted net income per common share if the average market price is above the conversion price and the effect would be anti-dilutive. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of cash and shares of common stock, at the Company’s election, for any remaining conversion obligation. The initial conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $12.58 per share of common stock.
Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

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

The amounts recorded in connection with the issuance of the Notes consisted of the following (in thousands):

	Other Non- Current Assets	Long-term Debt	Additional Paid- in Capital
Principal amount	$—	$150,000	$—
Debt discount/equity component	—	(45,000)	45,000
Debt issuance cost	3,872	—	(1,659)
Initial transaction amounts	$3,872	$105,000	$43,341
Amortization of debt issuance cost	(358)	—	—
Amortization of debt discount	—	4,164	—
Net carrying amount at December 28, 2013	$3,514	$109,164	$43,341
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount”) is amortized to interest expense over the term of the Notes. The remaining debt discount amount to be amortized over the remaining term until maturity of the Notes was $40.8 million as of December 28, 2013.
In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were recorded as Other non-current assets and will be amortized to interest expense over the term of the Notes. The issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Additionally, the Company initially recorded a deferred tax liability of $17.0 million in connection with the Notes, along with a corresponding reduction in valuation allowance; the impact of both was recorded to stockholders’ equity.
The Company determined that the embedded conversion option in the Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

Year Ended
December 28, 2013
Contractual interest expense	$1,539
Amortization of debt issuance costs	358
Amortization of debt discount	4,164
$6,061
The excess of the principal amount of the liability component over its carrying amount is amortized, using an effective interest rate of 5.12%, to interest expense over the term of the Notes.
As of December 28, 2013, the fair value of the Notes was $162.8 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 27, 2013. The Notes are classified as Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $9.79 on December 27, 2013, the if-converted value of the Notes was less than their principal amount.

10.	Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to ten years, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $2.6 million and $3.0 million as of December 28, 2013 and December 29, 2012, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $6.8 million, $6.7 million and $6.1 million for 2013, 2012 and 2011, respectively. The Company did not have any sublease rental income for 2013, 2012 and 2011.
Future annual minimum operating lease payments at December 28, 2013 were as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease payments	$5,738	$5,491	$5,370	$5,378	$5,110	$13,989	$41,076

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments
The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchases. As of December 28, 2013, December 29, 2012 and December 31, 2011, these non-cancelable purchase commitments were $69.6 million, $52.7 million and $58.8 million, respectively.
Future purchase commitments at December 28, 2013 were as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Purchase obligations	$69,643	$—	$—	$—	$—	$—	$69,643
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
To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements. The Company may be obligated to indemnify the Company's customers in connection with the lawsuit filed by Cambrian Science Corporation (“Cambrian”) on July 7, 2011, to the extent the Company’s product is found to infringe the Cambrian patent at issue (Patent No. 6,775,312) (see Note 12, “Legal Matters,” to the Notes to Consolidated Financial Statements).
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

11.     Guarantees
Product Warranties
Upon delivery of products, the Company provides for the estimated cost to repair or replace products or the related components that may be returned under hardware warranties. In general, hardware warranty periods range from one to five years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company estimates its hardware warranty obligations based on the Company’s historical and industry experience of product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition,

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.
Activity related to product warranty was as follows (in thousands):

	December 28, 2013	December 29, 2012
Beginning balance	$16,482	$12,865
Charges to operations	21,193	15,116
Utilization	(9,404)	(7,701)
Change in estimate(1)	(5,363)	(3,798)
Balance at the end of the period	$22,908	$16,482

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

Letters of Credit
The Company had $3.5 million of standby letters of credit outstanding as of December 28, 2013. These consisted of $1.4 million related to a value added tax license, $1.4 million related to a customer proposal guarantee and $0.7 million related to property leases. The Company had $3.6 million of standby letters of credit outstanding as of December 29, 2012. These consisted of $1.4 million related to a customer proposal guarantee, $1.5 million related to a value added tax license and $0.7 million related to property leases.

12.	Legal Matters
Cheetah Patent Infringement Litigation
On May 9, 2006, the Company and Level 3 were sued by Cheetah in the U.S. District Court for the Eastern District of Texas Texarkana Division for alleged infringement of patent no. 6,795,605 (the “‘605 Patent”), and a continuation thereof. On May 16, 2006, Cheetah filed an amended complaint, which requested an order to enjoin the sale of the Company’s DTN platform and to recover all damages caused by the alleged willful infringement including any and all compensatory damages available by law, such as actual and punitive damages, attorneys’ fees, associated interest and Cheetah’s costs incurred in the lawsuit. Cheetah’s complaint does not request a specific dollar amount for these compensatory damages. The Company is contractually obligated to indemnify Level 3 for damages suffered by Level 3 to the extent its product supplied by the Company is found to infringe, and the Company has assumed the defense of this matter. On July 2, 2006, the Company and Level 3 filed an amended response denying all infringement claims under the ‘605 Patent and asserting that the claims of the ‘605 Patent are invalid and that the DTN platform does not infringe the ‘605 Patent. On November 28, 2006, Cheetah filed a second amended complaint and added patent no. 7,142,347 (the “‘347 Patent”) to the lawsuit. On December 18, 2006, the Company and Level 3 filed responses to Cheetah’s second amended complaint denying all infringement claims under the ‘347 Patent and the Company and Level 3 asserted counterclaims against Cheetah asserting that the claims are invalid and that the DTN platform does not infringe the patents.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On November 18, 2013, the Company entered into a settlement agreement with Cheetah to settle all outstanding issues between the Company and Cheetah. On December 3, 2013, the Company paid Cheetah an insignificant amount that did not result in a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is reasonably possible. The Company has further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Accordingly, the Company accrued an insignificant amount during the fourth quarter of 2013 which did not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 28, 2013, the Company had no material accruals for loss contingencies.

13.	Stockholders’ Equity
2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan
In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common stock for issuance. As of December 28, 2013, options to purchase 1.2 million shares of the Company’s common stock were outstanding under the 2000 Plan. The Company’s board of directors decided not to grant any additional options or other awards under the 2000 Plan following the Company’s IPO in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the plan.
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. As of December 28, 2013, the Company reserved a total of 43.8 million shares of common stock for issuance of options, RSUs and PSUs to employees, non-employees and members of the Company’s board of directors, pursuant to the 2007 Plan. The 2007 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company’s board of directors.
Additionally, in February 2007, the Company’s board of directors adopted, and in May 2007, its stockholders approved the Company’s ESPP. The ESPP has a 20-year term, and as of December 28, 2013, the Company had authorized the issuance of approximately 7.9 million shares of common stock.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plans
The Company’s stock-based compensation plans include stock options, RSUs, PSUs and employee stock purchases under the Company’s ESPP. As December 28, 2013, there were a total of 16.7 million shares available for grant under the Company’s 2007 Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	7,815	$6.52	$30,923
Options granted	2,571	$8.17
Options exercised	(378)	$3.81	$1,691
Options canceled	(135)	$8.63
Outstanding at December 31, 2011	9,873	$7.03	$7,924
Options granted	127	$7.18
Options exercised	(582)	$4.39	$1,484
Options canceled	(410)	$8.50
Outstanding at December 29, 2012	9,008	$7.13	$5,726
Options exercised	(2,217)	$6.59	$7,583
Options canceled	(424)	$8.04
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Vested and expected to vest as of December 28, 2013	6,359		$17,434
Exercisable at December 28, 2013	6,114	$7.24	$16,909

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	6,783	$9.03	$69,927
RSUs granted	2,490	$8.18
RSUs released	(2,937)	$8.84	$25,968
RSUs canceled	(379)	$8.91
Outstanding at December 31, 2011	5,957	$8.77	$37,407
RSUs granted	3,620	$7.51
RSUs released	(2,495)	$9.07	$17,742
RSUs canceled	(379)	$8.27
Outstanding at December 29, 2012	6,703	$8.01	$38,873
RSUs granted	3,602	$7.63
RSUs released	(3,070)	$8.26	$25,028
RSUs canceled	(652)	$7.63
Outstanding at December 28, 2013	6,583	$7.72	$64,443
Expected to vest as of December 28, 2013	6,418		$62,837

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2010	2,682	$10.51	$27,660
PSUs granted	—	$—
PSUs released	—	$—
PSUs canceled	(87)	$10.43
Outstanding at December 31, 2011	2,595	$10.51	$16,304
PSUs granted	515	$7.85
PSUs released	(883)	$9.40	$5,448
PSUs canceled	(859)	$10.04
Outstanding at December 29, 2012	1,368	$10.53	$7,933
PSUs granted	552	$6.63
PSUs released	(684)	$10.53	$4,284
PSUs canceled	(515)	$11.31
Outstanding at December 28, 2013	721	$7.04	$7,054
Expected to vest as of December 28, 2013	505		$4,947
The aggregate intrinsic value of unexercised options, unreleased RSUs and PSUs is calculated as the difference between the closing price of the Company’s common stock of $9.79 at December 27, 2013 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options which have been exercised and RSUs and PSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 28, 2013, which is expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$813	1.1
RSUs	$29,695	2.2
PSUs	$1,638	1.2

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 28, 2013.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.76 - $ 4.04	1,058	2.25	$2.07	1,058	$2.07
$6.30 - $ 7.25	1,125	6.19	$6.86	1,022	$6.87
$7.45 - $ 7.61	982	4.88	$7.53	960	$7.53
$7.68 - $ 8.19	1,365	4.83	$8.09	1,298	$8.11
$8.39 - $ 8.61	1,036	6.87	$8.58	1,001	$8.58
$8.85 - $ 22.36	801	4.70	$11.21	775	$11.24
	6,367	4.96	$7.26	6,114	$7.24
Employee Stock Options
In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. The weighted-average remaining contractual term of options outstanding and exercisable was 4.9 years as of December 28, 2013. Total fair value of stock options granted to employees and directors that vested during 2013, 2012 and 2011 was approximately $3.2 million, $10.0 million and $9.0 million, respectively, based on the grant date fair value.
The ranges of estimated values of stock options and performance-based stock options granted, as well as ranges of assumptions used in calculating these values were based on estimates as follows:

Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Volatility	N/A	65% - 68%	58% - 62%
Risk-free interest rate	N/A	0.7% - 1.0%	1.7% - 2.6%
Expected life	N/A	4.0 - 5.3 years	4.6 - 5.5 years
Estimated fair value	N/A	$3.75 - $3.76	$3.47 - $4.63
Total stock-based compensation expense (in thousands)	$2,792	$8,436	$12,590

N/A Not applicable because the Company did not grant any options to employees for the period presented.

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Volatility	46% - 49%	54% - 57%	51% - 66%
Risk-free interest rate	0.10% - 0.14%	0.16% - 0.17%	0.12% - 0.20%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.87 - $3.00	$1.73 - $2.63	$2.09 - $2.70

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Stock-based compensation expense	$3,022	$3,586	$3,561
Employee contributions	$8,559	$9,030	$8,462
Shares purchased	1,656	1,653	1,309
Restricted Stock Units
During 2013, 2012 and 2011, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 3.6 million, 3.6 million and 2.5 million shares of the Company’s common stock, respectively, at no cost. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of RSU stock-based compensation in 2013, 2012 and 2011 was approximately $23.8 million, $27.9 million and $25.5 million, respectively.
Performance Stock Units
Pursuant to the Company’s 2007 Equity Incentive Plan, during 2013, the Company granted 0.6 million shares of PSUs to certain of the Company’s executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 28, 2013
Infinera Volatility	55%
NASDAQ Telecom Composite Index Volatility	23%
Risk-free interest rate	0.42%
Correlation with NASDAQ Telecom Composite Index	0.56
Estimated fair value	$6.27 - $7.06
During 2012, the Company granted 0.5 million shares of PSUs to certain of the Company’s executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. The Company estimated the fair value of the PSUs using the closing market price of the Company’s common stock on the date of grant. During 2013, the Company released 0.2 million shares of these PSUs upon achievement of certain performance goals.
During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year or four-year period. During 2013, the Company released 0.5 million shares of these PSUs based on a payout of 0.5 of the target number of PSUs.
Amortization of stock-based compensation related to PSUs in 2013, 2012 and 2011 was approximately $0.7 million, $3.3 million and $9.2 million, respectively.
Common Stock Warrants

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013, warrants to purchase 92,592 shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.5 million. As of December 28, 2013, there were no warrants of common stock outstanding.

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Stock-based compensation effects in inventory	$3,189	$4,891	$3,479
Stock-based compensation effects in deferred inventory cost	$15	$42	$179
Stock-based compensation effects in fixed assets	$145	$146	$36

Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,871	$2,710	$2,923
Research and development	10,900	13,306	14,990
Sales and marketing	7,624	10,450	8,818
General and administrative	5,956	9,529	18,502
	26,351	35,995	45,233
Cost of revenue—amortization from balance sheet (1)	5,625	5,824	4,924
Total stock-based compensation expense	$31,976	$41,819	$50,157

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 28, 2013
Outstanding stock options and awards	13,671
Reserved for future option and award grants	16,656
Reserved for future ESPP	—
Total common stock reserved for stock options and awards	30,327

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes
The following is a geographic breakdown of the provision for (benefit from) income taxes (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$—	$(133)	$(107)
State	(135)	22	213
Foreign	1,719	2,169	1,841
Total current	$1,584	$2,058	$1,947
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	70	132	(256)
Total deferred	$70	$132	$(256)
Total provision	$1,654	$2,190	$1,691
Income before provision for income taxes from international operations was $5.8 million, $5.5 million and $5.3 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected tax benefit at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3%	—%	(0.1)%
Research credits	4.9%	—%	2.9%
Stock-based compensation	(12.2)%	(3.9)%	(4.1)%
Change in valuation allowance	(34.2)%	(33.5)%	(36.1)%
Other	0.8%	(0.2)%	0.3%
Effective tax rate	(5.4)%	(2.6)%	(2.1)%
The Company recognized income tax expense of approximately $1.7 million, $2.2 million and $1.7 million in each of fiscal years 2013, 2012 and 2011, on pre-tax book losses of $30.5 million, $83.1 million, and $80.1 million, respectively. The resulting effective tax rates of 5.4%, 2.6%, and 2.1% for 2013, 2012, and 2011, respectively, differs from the expected statutory rate of 35% based upon unbenefited U.S. losses, non-deductible stock compensation charges and foreign taxes provided on foreign subsidiary earnings. The decrease in 2013 tax expense compared to 2012 tax expense relates primarily to the release of tax reserves due to the lapsing of the statute of limitations. The increase in the 2012 tax expense compared to 2011 expense relates primarily to reductions of benefits from Canadian research credits.
During 2013, 2012 and 2011, the income tax benefits were not significant for each year and were allocated to the tax provision from continuing operations, related to the tax effects of items credited directly to other comprehensive income (“OCI”). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided within the intra-period tax allocations rules when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 28, 2013	December 29, 2012
Deferred tax assets:
Net operating losses	$123,908	$120,022
Research credits	33,647	29,092
Nondeductible accruals	39,905	31,354
Property, plant and equipment	1,453	3,226
Intangible assets	3,446	4,871
Stock-based compensation	15,454	25,040
Total deferred tax assets	$217,813	$213,605
Valuation allowance	(202,747)	(213,449)
Net deferred tax assets	$15,066	$156
Deferred tax liabilities:
Depreciation	(161)	(117)
Convertible senior notes	(14,941)	—
Total deferred tax liabilities	$(15,102)	$(117)
Net deferred tax assets (liabilities)	$(36)	$39
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 28, 2013 and December 29, 2012.
As of December 28, 2013, the Company has net operating loss carryforwards of approximately $351.1 million for federal tax purposes and $297.1 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal tax purposes and 2015 for state tax purposes. Additionally, the Company has federal and California research and development credits available to reduce future income taxes payable of approximately $25.5 million and $25.7 million, respectively, as of December 28, 2013. Infinera Canada Inc., a wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures ("SRED") credits available of $1.9 million to offset future Canadian Income tax payable as of December 28, 2013. The federal research credits will begin to expire in the year 2021 if not utilized, while the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.
The Company maintains net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax inventory balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above, is not recognized until the deduction reduces cash taxes payable. At December 28, 2013, the Company had unbenefited stock option deductions for federal and state tax purposes of $38.4 million and $36.2 million, respectively. When utilized, the estimated tax benefits of approximately $16.4 million will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined, over a three-year testing period. As of December 28, 2013,

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company has determined that ownership changes have occurred that would result in limitations on the current and future utilization of its net operating loss carryforwards. However, based on the work performed, the limitations are not significant enough to impact the future utilization of the tax attributes.
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 28, 2013, the undistributed earnings approximated $17.6 million. The future tax consequence of the remittance of these earnings is negligible because of the significant net operating loss carryforwards for U.S. and state purposes and full valuation allowance provided against such carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Beginning balance	$13,902	$13,066	$8,970
Tax position related to current year
Additions	1,676	1,437	2,759
Tax positions related to prior years
Additions	32	75	1,810
Reductions	(132)	(580)	(210)
Lapses of statute of limitations	(330)	(96)	(263)
Ending balance	$15,148	$13,902	$13,066
As of December 28, 2013, the cumulative unrecognized tax benefit was $15.1 million, of which $13.6 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 28, 2013, approximately $1.8 million, if recognized, would impact the Company’s effective tax rate.
As of December 28, 2013, December 29, 2012 and December 31, 2011, the Company had $0.2 million each year of accrued interest or penalties related to unrecognized tax benefits, respectively, of which less than $0.1 million was included in the Company’s provision for income taxes each for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2002 and forward.

The Company has received assessments of tax resulting from a transfer pricing examinations in India for fiscal years ending March 31, 2008 through March 31, 2009. The Company is appealing the assessment and does not expect a significant adjustment to unrecognized tax benefits as a result of this inquiry. Fiscal years subsequent to March 2009 remain open to examination in India.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 28, 2013.

15.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s chief executive officer. The Company’s chief executive officer makes operating decisions, allocates resources and evaluates performance for the Company on a consolidated basis. The Company is organized on a functional basis, selling integrated network solutions across all geographies.  The Company operates a single, global sales and services organization and manages its research and development resources on a company-wide basis. Accordingly, the Company is considered to be in a single operating segment.
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Americas:
United States	$345,734	$296,849	$283,443
Other Americas	10,377	11,811	11,543
	$356,111	$308,660	$294,986
Europe, Middle East and Africa	150,912	116,663	93,428
Asia Pacific	37,099	13,114	16,463
Total revenue	$544,122	$438,437	$404,877
Property, plant and equipment, net

	December 28, 2013	December 29, 2012
United States	$76,850	$78,309
Other Americas	319	222
Asia Pacific	1,451	1,812
Europe, Middle East and Africa	1,048	—
Total property, plant and equipment, net	$79,668	$80,343

16.	Employee Benefit Plan
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were insignificant for 2013, 2012 and 2011.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2013 and 2012. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
		2013			2012
	Dec. 28	Sep. 28	Jun. 29	Mar. 30	Dec. 29	Sep. 29	Jun. 30	Mar. 31
			(In thousands, except per share data)
Revenue:
Product	$115,102	$121,332	$120,647	$108,343	$109,444	$99,303	$78,366	$92,922
Services	23,990	20,688	17,738	16,282	18,620	12,911	15,092	11,779
Total revenue	139,092	142,020	138,385	124,625	128,064	112,214	93,458	104,701
Cost of revenue:
Cost of product	73,385	66,685	80,198	75,447	77,127	66,612	56,183	59,515
Cost of services	9,795	6,964	6,533	6,476	7,669	4,102	4,901	4,759
Total cost of revenue	83,180	73,649	86,731	81,923	84,796	70,714	61,084	64,274
Gross profit	55,912	68,371	51,654	42,702	43,268	41,500	32,374	40,427
Operating expenses	62,993	61,926	60,262	57,644	58,781	59,705	61,773	60,311
Income (loss) from operations	(7,081)	6,445	(8,608)	(14,942)	(15,513)	(18,205)	(29,399)	(19,884)
Other income (expense), net	(2,683)	(2,790)	(800)	(6)	75	(442)	377	(149)
Income (loss) before income taxes	(9,764)	3,655	(9,408)	(14,948)	(15,438)	(18,647)	(29,022)	(20,033)
Provision for income taxes	414	308	601	331	650	434	527	579
Net income (loss)	$(10,178)	$3,347	$(10,009)	$(15,279)	$(16,088)	$(19,081)	$(29,549)	$(20,612)
Net income (loss) per common share
Basic	$(0.08)	$0.03	$(0.09)	$(0.13)	$(0.14)	$(0.17)	$(0.27)	$(0.19)
Diluted	$(0.08)	$0.03	$(0.09)	$(0.13)	$(0.14)	$(0.17)	$(0.27)	$(0.19)
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2013 and 2012 were 52-week years that ended on December 28, 2013 and December 29, 2012, respectively. The quarters for fiscal years 2013 and 2012 were 13-week quarters.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect transactions and that established policies and procedures are followed.
There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal year ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013, the end of our fiscal year. Management based its assessment on the framework established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 28, 2013, the end of our fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Inherent Limitations of Internal Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.        OTHER INFORMATION
None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors and executive officers is incorporated by reference to the information set forth in our proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of Infinera’s fiscal year ended December 28, 2013. For information pertaining to our executive offers and directors, refer to the “Executive Officers and Directors” section of Part 1, Item 1 of this Annual Report on Form 10-K.
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

ITEM 11.        EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$213,449	$188,351	$155,847
Additions	5,706	25,098	32,504
Reductions	(16,408)	—	—
Ending balance	$202,747	$213,449	$188,351
Allowance for doubtful accounts
Beginning balance	$94	$—	$—
Additions	56	94	—
Reductions	(107)	—	—
Ending balance	$43	$94	$—
Provision for other receivables
Beginning balance	$—	$563	$—
Additions	—	—	563
Reductions	—	(563)	—
Ending balance	$—	$—	$563
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.
See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Form of Common Stock Certificate. (3)
4.2	Indenture dated May 30, 2013, between the Registrant and U.S. Bank National Association, as trustee. (4)
10.1*	Form of Indemnification Agreement between Registrant and each of its directors and executive officers. (5)
10.2*	2000 Stock Plan, as amended, and forms of stock option agreements thereunder. (5)
10.3*	2007 Equity Incentive Plan. (5)
10.4*	2007 Employee Stock Purchase Plan. (5)
10.5*	Bonus Plan.(6)
10.6*	Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan. (7)
10.7*	Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan. (7)
10.8*	Form of Stock Option Agreement under the 2007 Equity Incentive Plan.(8)
10.9*	Form of Annual Performance Share Agreement for the Board of Directors under the 2007 Equity Incentive Plan. (9)
10.10*	Form of CEO Amended and Restated Change of Control Severance Agreement.(10)
10.11*	Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement.(10)
10.12*	Executive Clawback Policy.(11)
10.13	Separation Agreement and General Release of All Claims between Ronald D. Martin and the Registrant dated January 15, 2013.(11)
10.14	Consulting Agreement dated April 10, 2013, between the Registrant and Michael O. McCarthy III.(12)
10.15	Purchase Agreement dated May 23, 2013, between the Registrant and Morgan Stanley and Co. LLC and Goldman, Sachs & Co., as representatives of the initial purchasers.(13)
14.1	Code of Ethics.(14)
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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

(1)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.

(2)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 17, 2009.

(3)	Incorporated by reference to exhibit filed with Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.

(4)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on May 30, 2013.

(5)	Incorporated by reference to exhibit filed with Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.

(6)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.

(7)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 2, 2010.

(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 5, 2010.

(9)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 7, 2009.

(10)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on March 5, 2013.

(11)	Incorporated by reference to exhibit filed with Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.

(12)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on April 11, 2013.

(13)	Incorporated by reference to exhibit filed with Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on May 24, 2013.

(14)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 19, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 21, 2014

Infinera Corporation Registrant

By:	/s/ ITA M. BRENNAN
Ita M. Brennan Chief Financial Officer Principal Financial and Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS J. FALLON	/s/ KAMBIZ Y. HOOSHMAND
Thomas J. Fallon Chief Executive Officer and Director and Principal Executive Officer February 21, 2014	Kambiz Y. Hooshmand Chairman of the Board February 21, 2014

/s/ ITA M. BRENNAN	/s/ KENNETH A. GOLDMAN
Ita M. Brennan Chief Financial Officer, Principal Financial and Accounting Officer February 21, 2014	Kenneth A. Goldman Director February 21, 2014

/s/ DAVID F. WELCH, PH.D.	/s/ DAN MAYDAN, PH.D.
David F. Welch, Ph.D. Co-founder, President and Director February 21, 2014	Dan Maydan, Ph.D. Director February 21, 2014

/s/ PHILIP J. KOEN	/s/ PAUL J. MILBURY
Philip J. Koen Director February 21, 2014	Paul J. Milbury Director February 21, 2014

/s/ CARL REDFIELD	/s/ MARK A. WEGLEITNER
Carl Redfield Director February 21, 2014	Mark A. Wegleitner Director February 21, 2014