Form 10-Q
period 2014-03-29
INFINERA CORP
filed 2014-04-30
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2014, 122,490,560 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 29, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$85,249	$124,330
Short-term investments	226,705	172,660
Accounts receivable, net of allowance for doubtful accounts of $41 in 2014 and $43 in 2013	107,405	100,643
Inventory	126,465	123,685
Prepaid expenses and other current assets	20,537	17,752
Total current assets	566,361	539,070
Property, plant and equipment, net	78,801	79,668
Long-term investments	32,756	64,419
Cost-method investment	9,000	9,000
Long-term restricted cash	4,392	3,904
Other non-current assets	5,776	4,865
Total assets	$697,086	$700,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,843	$39,843
Accrued expenses	20,244	22,431
Accrued compensation and related benefits	21,377	33,899
Accrued warranty	14,351	12,374
Deferred revenue	31,496	32,402
Total current liabilities	125,311	140,949
Long-term debt, net	111,024	109,164
Accrued warranty, non-current	12,034	10,534
Deferred revenue, non-current	4,886	4,888
Other long-term liabilities	17,563	17,581
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 29, 2014 and December 28, 2013 Issued and outstanding shares – 122,485 as of March 29, 2014 and 119,887 as of December 28, 2013	123	120
Additional paid-in capital	1,038,216	1,025,661
Accumulated other comprehensive loss	(3,212)	(3,486)
Accumulated deficit	(608,859)	(604,485)
Total stockholders’ equity	426,268	417,810
Total liabilities and stockholders’ equity	$697,086	$700,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Product	$124,242	$108,343
Services	18,573	16,282
Total revenue	142,815	124,625
Cost of revenue:
Cost of product	78,438	75,447
Cost of services	5,971	6,476
Total cost of revenue	84,409	81,923
Gross profit	58,406	42,702
Operating expenses:
Research and development	29,346	29,726
Sales and marketing	17,862	18,046
General and administrative	12,254	9,872
Total operating expenses	59,462	57,644
Loss from operations	(1,056)	(14,942)
Other income (expense), net:
Interest income	336	197
Interest expense	(2,677)	—
Other gain (loss), net:	(729)	(203)
Total other income (expense), net	(3,070)	(6)
Loss before income taxes	(4,126)	(14,948)
Provision for income taxes	248	331
Net loss	$(4,374)	$(15,279)
Net loss per common share
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average shares used in computing net loss per common share
Basic	121,352	114,308
Diluted	121,352	114,308
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(4,374)	$(15,279)
Other comprehensive loss:
Reclassification of realized gain on auction rate securities	—	(166)
Unrealized gain (loss) on all other available-for-sale investments	50	(9)
Foreign currency translation adjustment	244	(117)
Tax related to available-for-sale investment	(20)	—
Net change in accumulated other comprehensive loss	274	(292)
Comprehensive loss	$(4,100)	$(15,571)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities:
Net loss	$(4,374)	$(15,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,314	6,334
(Recovery of) provision for other receivables	—	(88)
Amortization of debt discount and issuance costs	2,020	—
Amortization of premium on investments	828	314
Stock-based compensation expense	6,672	7,975
Other gain	(20)	(243)
Changes in assets and liabilities:
Accounts receivable	(6,762)	(5,094)
Inventory	(3,354)	(5,041)
Prepaid expenses and other assets	(3,797)	(361)
Accounts payable	(2,080)	(8,045)
Accrued liabilities and other expenses	(13,448)	(6,301)
Deferred revenue	(909)	4,340
Accrued warranty	3,477	190
Net cash used in operating activities	(15,433)	(21,299)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(80,223)	(20,023)
Proceeds from sale of available-for-sale investments	—	2,850
Proceeds from maturities and calls of investments	57,063	33,835
Purchase of property and equipment	(5,608)	(4,936)
Change in restricted cash	(479)	44
Net cash provided by (used in) investing activities	(29,247)	11,770
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,054	5,560
Minimum tax withholding paid on behalf of employees for net share settlement	(1,619)	(1,493)
Net cash provided by financing activities	5,435	4,067
Effect of exchange rate changes on cash	164	(206)
Net change in cash and cash equivalents	(39,081)	(5,668)
Cash and cash equivalents at beginning of period	124,330	104,666
Cash and cash equivalents at end of period	$85,249	$98,998
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$303	$210
Supplemental schedule of non-cash financing activities:
Transfer of inventory to fixed assets	$603	$1,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, allowances for sales returns, allowances for doubtful accounts, accrued warranty, fair value measurement of the liability component of the convertible senior notes, fair value measurement of cash equivalents, investments and derivative instruments, other-than-temporary impairments and accounting for income taxes. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.
The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
There have been no material changes in the Company’s significant accounting policies for the three months ended March 29, 2014 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

2.	Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forwards Exists" (“ASU 2013-11”). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flow.

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

Valuation techniques used by the Company are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market participant assumptions based on the best information available. Observable inputs are the preferred source of values. These two types of inputs create the following fair value hierarchy:

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
The Company classifies its certificates of deposit, commercial paper, corporate bonds and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:
Certificates of Deposit
The Company reviews market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. In the event that a transaction is observed for the same or similar security in the marketplace, the price on that transaction reflects the market price and fair value on that day. In the absence of any observable market transactions for a particular security, the fair market value at period end would be equal to the par value. These inputs represent quoted prices for similar assets or these inputs have been derived from observable market data.
Commercial Paper
The Company reviews market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. In the event that a transaction is observed for the same or similar security in the marketplace, the price on that transaction reflects the market price and fair value on that day and then follows a revised accretion schedule to determine the fair market value at period end. In the absence of any observable market transactions for a particular security, the fair market value at period end is derived by accreting from the last observable market price. These inputs represent quoted prices for similar assets or these inputs have been derived from observable market data accreted mathematically to par.
Corporate Bonds
The Company reviews trading activity and pricing for each of the corporate bond securities in its portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists in order to support Level 1 classification of these securities. If sufficient quoted pricing for identical securities is not available, the Company obtains market pricing and other observable market inputs for similar securities from a number of industry standard data providers. In instances where multiple prices exist for similar securities, these prices are used as inputs into a distribution-curve to determine the fair market value at period end.
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

As of March 29, 2014, none of the Company’s existing securities were classified as Level 3 securities.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 29, 2014				As of December 28, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$33,005	$—	$—	$33,005	$51,749	$—	$—	$51,749
Certificates of deposit	—	3,600	—	3,600	—	3,840	—	3,840
Commercial paper	—	77,640	—	77,640	—	85,860	—	85,860
Corporate bonds	—	178,908	—	178,908	—	150,595	—	150,595
U.S. treasuries	4,805	—	—	4,805	4,804	—	—	4,804
Foreign currency exchange forward contracts	—	—	—	—	—	29	—	29
Total assets	$37,810	$260,148	$—	$297,958	$56,553	$240,324	$—	$296,877
Liabilities
Foreign currency exchange forward contracts	$—	$80	$—	$80	$—	$26	$—	$26
During the first quarter of 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Investments at fair value were as follows (in thousands):

	March 29, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$33,005	$—	$—	$33,005
Certificates of deposit	3,600	—	—	3,600
Commercial paper	77,645	3	(8)	77,640
Corporate bonds	178,981	44	(117)	178,908
U.S. treasuries	4,801	4	—	4,805
Total available-for-sale investments	$298,032	$51	$(125)	$297,958

	December 28, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,749	$—	$—	$51,749
Certificates of deposit	3,840	—	—	3,840
Commercial paper	85,870	2	(12)	85,860
Corporate bonds	150,711	27	(143)	150,595
U.S. treasuries	4,802	2	—	4,804
Total available-for-sale investments	$296,972	$31	$(155)	$296,848
As of March 29, 2014, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, and U.S. treasuries have a contractual maturity term of no more than 16 months. Proceeds from sales and maturities of available-for-sale investments were $57.1 million for the first quarter of 2014. The Company had no net realized gains (losses) on short-term and long-term investments for the first quarter of 2014. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of March 29, 2014 and December 28, 2013, the Company held $46.8 million and $64.6 million of cash in banks, respectively.
Other-Than-Temporary Impairments
As a result of the Company’s disposal of $3.1 million auction rate securities (par value) during the three months ended March 30, 2013, it recorded an approximately $0.2 million gain, which was recognized as Other gain (loss) in the Company’s condensed consolidated statements of operations.
A roll-forward of amortized cost, cumulative other-than-temporary impairments ("OTTI") recognized in earnings and Accumulated other comprehensive loss is as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)
Balance at March 30, 2013	$—	$—	$—	$—	$—

4.	Cost-method Investment
As of March 29, 2014, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of March 29, 2014, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three months ended March 29, 2014 and March 30, 2013.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the first quarter of 2014 were denominated in euros and British pound, and had maturities of no more than 35 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
As of March 29, 2014, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying condensed consolidated statements of operations. For the first quarter of 2014, the before-tax effect of foreign currency exchange forward contracts not designated as hedging instruments was a loss of $0.4 million included in Other gain (loss), net in the condensed consolidated statements of operations.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 29, 2014			As of December 28, 2013
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$20,609	—	$(72)	$16,867	27	$—
Related to British pound denominated receivables	912	—	(3)	—	—	(26)
Related to restricted cash	1,392	—	(5)	1,391	2	—
	$22,913	$—	$(80)	$18,258	$29	$(26)
 _________________

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	March 29, 2014	December 28, 2013
Inventory:
Raw materials	$13,199	$14,311
Work in process	47,746	49,172
Finished goods (1)	65,520	60,202
Total inventory	$126,465	$123,685
Property, plant and equipment, net:
Computer hardware	$10,053	$9,692
Computer software(2)	17,236	16,988
Laboratory and manufacturing equipment	151,132	146,834
Furniture and fixtures	1,346	1,347
Leasehold improvements	36,006	35,913
Construction in progress	9,218	8,950
Subtotal	$224,991	$219,724
Less accumulated depreciation and amortization	(146,190)	(140,056)
Total property, plant and equipment, net	$78,801	$79,668
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$3,454	$5,120
Professional and other consulting fees	1,534	1,411
Taxes payable	2,693	2,372
Royalties	1,503	1,540
Accrued rebate and customer prepay liability	644	3,807
Accrued interest on convertible senior notes	875	219
Other accrued expenses	9,541	7,962
Total accrued expenses	$20,244	$22,431
 _________________

(1)
Included in finished goods inventory at March 29, 2014 and December 28, 2013 were $8.0 million and $9.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at March 29, 2014 and December 28, 2013 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at March 29, 2014 and December 28, 2013 were $6.0 million and $6.3 million, respectively.
Restricted Cash
The Company’s long-term restricted cash balance is primarily comprised of certificates of deposit, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit. Additionally, the Company’s restricted cash balance includes a leave encashment fund for India employees and a corporate bank card deposit for employees in the United Kingdom.
The following table sets forth the Company's outstanding standby letters of credit (in thousands):

	March 29,	December 28,
	2014	2013
Value added tax license	$1,463	$1,430
Customer proposal guarantee	1,876	1,446
Property leases	699	699
Total standby letters of credit	$4,038	$3,575

7.	Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the first quarter of 2014 (in thousands):

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 28, 2013	$(124)	$(2,602)	$(760)	$(3,486)
Net current-period other comprehensive loss	50	244	(20)	274
Balance at March 29, 2014	$(74)	$(2,358)	$(780)	$(3,212)

8.	Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed conversion of convertible senior notes, and assumed issuance of stock under the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. In net loss periods, these potentially diluted common shares are anti-dilutive and therefore, excluded from the diluted net loss calculation.

The following table sets forth the computation of loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(4,374)	$(15,279)
Weighted average common shares outstanding - basic and diluted	121,352	114,308
Net loss per common share - basic and diluted	$(0.04)	$(0.13)
The Company had the following equity awards outstanding that could potentially dilute basic net loss per common share in the future, but were excluded from the computation of diluted loss per common share in the periods presented as their effect would have been anti-dilutive under the treasury stock method (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock options	6,135	8,591
Restricted stock units	5,386	5,407
Performance stock units	763	553
Employee stock purchase plan shares	431	601
Total	12,715	15,152

In the first quarter of 2014, the Company excluded the potential shares issued upon early conversion of the convertible senior notes in the calculation of diluted earnings per share because the market price was below the conversion price. In the future, the Company would include these dilutive effects of the convertible senior notes in the calculation of diluted net income per common share if the market price is above the conversion price. Upon conversion of the convertible senior notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

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

The amounts recorded in connection with the issuance of the Notes consisted of the following (in thousands):

	Other Non- Current Assets	Long-term Debt	Additional Paid- in Capital
Principal amount	$—	$150,000	$—
Debt discount	—	(45,000)	—
Equity component	—	—	45,000
Debt issuance cost	3,872	—	(1,659)
Initial transaction amounts	$3,872	$105,000	$43,341
Amortization of debt issuance cost	(518)	—	—
Amortization of debt discount	—	6,024	—
Net carrying amount at March 29, 2014	$3,354	$111,024	$43,341
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The remaining debt discount amount to be amortized over the remaining five years until maturity of the Notes was $39.0 million as of March 29, 2014.
In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were recorded as Other non-current assets and will be amortized to interest expense over the term of the Notes. The issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Additionally, the Company initially recorded a deferred tax liability of $17.0 million in connection with the issuance of the Notes, and a corresponding reduction in valuation allowance. The impact of both was recorded to stockholders’ equity.
The Company determined that the embedded conversion option in the Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

Three Months Ended
March 29, 2014
Contractual interest expense	$657
Amortization of debt issuance costs	160
Amortization of debt discount	1,860
Total interest expense	$2,677
The effective interest rate of the liability component was 1.75%. The excess of the principal amount of the liability component over its carrying amount is amortized, using an effective interest rate of 5.12%, to interest expense over the term of the Notes.
As of March 29, 2014, the fair value of the Notes was $155.4 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 28, 2014. The Notes are classified as Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $8.76 on March 28, 2014, the if-converted value of the Notes was less than their principal amount.

10.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of March 29, 2014, there were a total of 19.2 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Options granted	25	$9.02
Options exercised	(227)	$5.85	$649
Options canceled	(30)	$10.30
Outstanding at March 29, 2014	6,135	$7.30	$10,841
Vested and expected to vest as of March 29, 2014	6,130		$10,835
Exercisable at March 29, 2014	5,976	$7.29	$10,636

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,583	$7.72	$64,443
RSUs granted	490	$8.64
RSUs released	(1,541)	$7.91	$12,981
RSUs canceled	(146)	$7.02
Outstanding at March 29, 2014	5,386	$7.77	$47,181
Expected to vest at March 29, 2014	5,198		$45,539

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	721	$7.04	$7,054
PSUs granted	338	$6.62
PSUs released	(255)	$6.36	$2,097
PSUs canceled	(41)	$7.25
Outstanding at March 29, 2014	763	$7.04	$6,684
Expected to vest at March 29, 2014	541		$4,738
The aggregate intrinsic value of unexercised options, unreleased RSUs and unreleased PSUs is calculated as the difference between the closing price of the Company’s common stock of $8.76 at March 28, 2014 and the exercise prices of the underlying equity awards. The aggregate intrinsic value of the options that have been exercised and RSUs released is calculated as the difference between the fair market value of the common stock at the date of exercise or release and the exercise price of the underlying equity awards.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 29, 2014. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	543	1.7
RSUs	28,289	2.3
PSUs	2,759	1.8
Employee Stock Options
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Three Months Ended
Employee and Director Stock Options	March 29, 2014	March 30, 2013
Volatility	52%	N/A
Risk-free interest rate	1.30%	N/A
Expected life	4.3 years	N/A
Estimated fair value	$3.85	N/A
Total stock-based compensation expense	$388	$803
_________________

N/A	Not applicable because the Company did not grant any options to employees for the periods presented.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended
Employee Stock Purchase Plan	March 29, 2014	March 30, 2013
Volatility	51%	46%
Risk-free interest rate	0.11%	0.14%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.57	$1.87
Total stock-based compensation expense	$791	$708
Restricted Stock Units
During the first quarter of 2014, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.5 million shares of the Company’s common stock. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 29, 2014 and March 30, 2013 was approximately $5.1 million and $6.9 million, respectively.

Performance Stock Units
Pursuant to the Company’s 2007 Plan, during fiscal 2012, the Company granted 0.5 million shares of PSUs to certain of its executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. During the first quarter of 2014, the Company did not release any shares subject to the PSUs upon achievement of the performance goals.
Pursuant to the Company’s 2007 Plan, during fiscal 2013, the Company granted 0.6 million shares of PSUs to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns. During the first quarter of 2014, the Company released 0.3 million shares of PSUs based on a payout of 1.5 times of the target number of PSUs.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 28, 2013
Infinera Volatility	55%
NASDAQ Telecom Composite Index Volatility	23%
Risk-free interest rate	0.42%
Correlation with NASDAQ Telecom Composite Index	0.56
Estimated fair value	$6.27 - $7.06
Pursuant to the Company's 2007 Plan, during the first quarter of 2014, the Company granted 0.3 million shares of PSUs to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the iShares North American Tech-Multimedia Networking ("IGN") Index over the span of one, two and three years of total shareholder returns.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Three Months Ended
March 29, 2014
Infinera Volatility	49%
IGN Index Volatility	25%
Risk-free interest rate	0.66%
Correlation with IGN Index	0.60
Estimated fair value	$6.61 - $7.60
Amortization of stock-based compensation related to PSUs in the first quarter of 2014 was approximately $0.4 million. Amortization of stock-based compensation related to PSUs in the first quarter of 2013 was a credit of approximately $0.8 million, including $0.6 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with Accounting Standard Codification 718, "Compensation - Stock Compensation."
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 29, 2014	December 28, 2013
Stock-based compensation effects in inventory	$3,219	$3,189
Stock-based compensation effects in deferred inventory cost	$14	$15
Stock-based compensation effects in fixed assets	$139	$145

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$452	$486
Research and development	2,138	3,119
Sales and marketing	1,720	1,999
General and administration	1,530	769
	5,840	6,373
Cost of revenue – amortization from balance sheet (1)	832	1,602
Total stock-based compensation expense	$6,672	$7,975
_________________

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11.	Income Taxes
Provision for income taxes for the three months ended March 29, 2014 was $0.2 million, or negative 6.0%, on a pre-tax loss of $4.1 million. This compared to a tax provision of $0.3 million, or negative 2.2%, on a pre-tax loss of $14.9 million for the three months ended March 30, 2013. The difference between the Company’s effective tax rates and the federal statutory rate of 35% is primarily attributable to U.S. losses, foreign taxes provided on the income of the Company’s foreign subsidiaries, non-deductible stock-based compensation expense and various discrete items. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of March 29, 2014 and December 28, 2013. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

12.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer ("CEO"). The Company’s CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended
	March 29, 2014	March 30, 2013
Americas:
United States	$110,691	$79,073
Other Americas	3,536	718
	114,227	79,791
Europe, Middle East and Africa	25,613	38,806
Asia Pacific and Japan	2,975	6,028
Total revenue	$142,815	$124,625

Property, plant and equipment, net

	March 29, 2014	December 28, 2013
United States	$76,029	$76,850
Other Americas	275	319
Europe, Middle East and Africa	1,027	1,451
Asia Pacific and Japan	1,470	1,048
Total property, plant and equipment, net	$78,801	$79,668

13.	Guarantees
Product Warranties
Upon delivery of products, the Company provides for the estimated cost to repair or replace products including the related components that may be returned under hardware warranties. In general, hardware warranty periods range from one to five years. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair or replacement. The Company estimates its hardware warranty obligations based on the Company’s historical experience of known product failure rates, use of materials and labor to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. Management periodically assesses the adequacy of the Company’s recorded warranty liabilities and adjusts the amounts as necessary.
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning balance	$22,908	$16,482
Charges to operations	5,561	4,168
Utilization	(3,242)	(2,083)
Change in estimate (1)	1,158	(1,895)
Balance at the end of the period	$26,385	$16,672

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates and the resulting impact of these changes on the Company’s estimate of expected future returns, as well as changes in the estimated cost of replacing failed units with either repaired or new units.

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
Cambrian Science Patent Infringement Litigation
On July 12, 2011, the Company was notified by Level 3 that Cambrian Science Corporation (“Cambrian”) filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including our DTN platform. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which the Company denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. The Company filed its answer to the second amended complaint on October 21, 2011, in which the Company maintained the same denials and defenses as in the Company’s initial answer. On December 23, 2011, the Company filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to the Company’s motion on December 30, 2011. The Company’s request was denied in the court’s decision on March 7, 2012. The Company presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012.

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of the Company’s proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 14, 2014, the Company filed three motions for summary judgment relating to non-infringement and damages. The court scheduled a hearing on the summary judgment motions for June 9, 2014. The court also scheduled a pretrial conference for July 7, 2014, and the jury trial is set to begin on July 22, 2014.

Based on the information available at this time, the Company concluded that the likelihood of a loss with respect to this suit is reasonably possible. The Company has further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Accordingly, the Company accrued an insignificant amount during 2013, which did not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 29, 2014, the Company has not accrued or recorded any such material liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding earnings, revenue, gross margins, expenses and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product costs, delivery dates and revenues; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes issued in May 2013; statements related to the effects of litigation on our financial position, results of operations, or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our annual report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 21, 2014. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.
Overview
We were founded in December 2000 with a unique vision for optical networking. Prior to us, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. We believe this can best be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators efficiently scale their network bandwidth without significant increases in space, power or operational workload.

We provide optical transport networking equipment, software and services to communications service providers, internet content providers, cable operators and subsea network operators (collectively, “Service Providers”) across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services, cloud-based services and wholesale bandwidth services.

We call our solution for Service Providers the Infinera Intelligent Transport Network. The Infinera Intelligent Transport Network is an architecture for Service Providers to address the increasing demand for cloud-based services and data center connectivity. In addition, this helps Service Providers use time as a weapon to increase revenues with reliable, differentiated services while reducing operating costs through scale, multi-layer convergence and automation. The Infinera Intelligent Transport Network is based on platforms built with our unique PICs.

Traffic patterns in the optical network continue to grow to accommodate increased demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, streaming high-definition video services, business Ethernet services, cloud-based services and wholesale bandwidth services. We believe that the Infinera Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components rather than PICs. We also believe that this enables Service Providers to deploy reliable, high-capacity, efficient optical network solutions that are easy to use and to improve the integration between the layers of Service Provider networks with the lowest total cost of ownership.

Our DTN platform currently supports 10 Gigabits per second ("Gbps") and 40 Gbps WDM transmission capacity combined with integrated switching capabilities. Our DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Terabits per second of OTN switching capacity in a single bay. The DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver high-capacity Intelligent Transport Networks that reduce power, cooling and space, while simplifying transport network operations. The ATN platform supports direct wavelength connectivity to DTN and DTN-X nodes, reducing equipment costs and providing unique network management capabilities across our Intelligent Transport Network.
As of March 29, 2014, we have sold our network systems for deployment in the optical networks of 131 customers worldwide, including CenturyLink, Colt, Cox Communications, DANTE, Deutsche Telekom, Equinix, Interoute, KDDI, Level 3, NTT, OTE, Pacnet, Rostelecom, Telefonica, TeliaSonera International and Vodafone. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 42 customers who have purchased our DTN-X platform.
We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. Two customers accounted for over 10% of our revenue in the first quarter of 2014, and one of these customers accounted for over 10% of our revenue in the corresponding period in 2013.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 98% and 97% of our revenue from direct sales to customers in the three months ended March 29, 2014 and March 30, 2013, respectively. Our strategy is to leverage reseller channels where appropriate to expand our presence in certain geographies; however, we expect to continue generating a substantial majority of our revenue from direct sales.
In 2014, we intend to continue to leverage the DTN-X platform to increase revenue and expand our market share as customers extend deployments of 100 Gbps transport solutions in their networks. This focus on revenue growth will be balanced with overall prudent financial management and continued efforts to drive cost improvements across all of our products and services. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow.
Our near-term year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.
We will continue to make significant investments in the business as we develop new capabilities in the long-haul optical transport market and adjacent markets.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 29, 2014 to the items that we disclosed as our critical accounting policies and estimates in

Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$124,242	87%	$108,343	87%	$15,899	15%
Services	18,573	13%	16,282	13%	2,291	14%
Total revenue	$142,815	100%	$124,625	100%	$18,190	15%
Cost of revenue:
Product	$78,438	55%	$75,447	61%	$2,991	4%
Services	5,971	4%	6,476	5%	(505)	(8)%
Total cost of revenue	$84,409	59%	$81,923	66%	$2,486	3%
Gross profit	$58,406	41%	$42,702	34%	$15,704	37%

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$110,691	78%	$79,073	63%	$31,618	40%
International	32,124	22%	45,552	37%	(13,428)	(29)%
	$142,815	100%	$124,625	100%	$18,190	15%
Total revenue by sales channel
Direct	$140,474	98%	$120,848	97%	$19,626	16%
Indirect	2,341	2%	3,777	3%	(1,436)	(38)%
	$142,815	100%	$124,625	100%	$18,190	15%
Revenue
Total revenue increased by $18.2 million, or 15%, during the first quarter of 2014 compared to the corresponding period in 2013. We continued to experience sales growth in our DTN-X platform during the first quarter of 2014 as demand for 100 Gbps network deployments continued to increase. This increase in DTN-X platform revenue was partially offset by a reduction in sales of our DTN platform.
Total product revenue increased by $15.9 million, or 15%, during the first quarter of 2014 compared to the corresponding period in 2013. This increase was primarily due to higher sales of our DTN-X platform to an expanded customer base during the first quarter of 2014 reflecting the benefits from the continued investment cycle in 100 Gbps network deployments.
Total services revenue increased by $2.3 million, or 14%, during the first quarter of 2014 compared to the corresponding period in 2013. This increase was due to the higher levels of deployment services revenue as we continue to expand our customer base and incremental recognition of ongoing maintenance services revenue. As our installed customer base grows, we expect to continue to grow our services revenue in future periods.

International revenue decreased by $13.4 million and decreased to 22% of total revenue for the first quarter of 2014 from 37% of total revenue in the corresponding period in 2013. As a percentage of total revenue, international revenue decreased during the first quarter of 2014  due to strong demand within North America. In absolute dollars, international revenue decreased as a result of the timing of new deployments in Europe, Asia Pacific and Japan. While we expect international revenue to grow in absolute dollars on a long-term basis as we increase our sales activities in Europe, Asia Pacific, Japan and other regions, international revenue may fluctuate as a percentage of total revenue depending on the size and timing of deployments both internationally and in the United States.
We believe that our DTN-X platform is well positioned as existing customers continue to build out their routes and as we gain new opportunities to increase network footprint in the long-haul optical transport and adjacent markets. We currently expect that these dynamics will drive our revenue growth moderately higher in the second quarter of 2014 as compared to the first quarter of 2014.
Cost of Revenue and Gross Margin
Gross margin increased to 41% in the first quarter of 2014 from 34% in the corresponding period of 2013. This increase was primarily due to improvements in revenue mix, including an increased level of higher margin network fill revenue to an expanded customer base for the first quarter of 2014. In addition, we experienced ongoing improvements in manufacturing yields and product costs that added to the overall improvement in gross margin.
Based on our current outlook, we expect that gross margin in 2014 will remain constrained in a period when we expect to deploy significant amounts of new network footprint and expanding our share in existing accounts.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 29, 2014		March 30, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$29,346	21%	$29,726	24%	$(380)	(1)%
Sales and marketing	17,862	13%	18,046	14%	(184)	(1)%
General and administrative	12,254	9%	9,872	8%	2,382	24%
Total operating expenses	$59,462	43%	$57,644	46%	$1,818	3%

Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 1%, in the first quarter of 2014 compared to the corresponding period in 2013 primarily due to a $1.9 million decrease in prototype and non-recurring engineering expense due to timing of projects, offset by $1.5 million of increased compensation and personnel-related costs due to an increase in headcount to support continued development both within the long-haul optical transport market and also adjacent markets.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $0.2 million, or 1%, during the first quarter of 2014 compared to the corresponding period in 2013 primarily due to lower costs of customer lab trials and decreased commission expenses. These decreases were partially offset by increased marketing related expenses of $0.5 million due to higher headcount to support continued expansion of our business.
General and Administrative Expenses
General and administrative expenses increased by $2.4 million, or 24%, during the first quarter of 2014 compared to the corresponding period in 2013 primarily due to higher compensation and personnel-related costs of $1.5 million due to an increase in headcount along with increased costs for professional outside services of $0.8 million.

Other Income (Expense), Net

	Three Months Ended
	March 29, 2014	March 30, 2013	Change	% Change
	(In thousands)
Interest income	$336	$197	$139	71%
Interest expense	(2,677)	—	(2,677)	(100)%
Other gain (loss), net	(729)	(203)	(526)	259%
Total other income (expense), net	$(3,070)	$(6)	$(3,064)	51,067%
Interest income increased by $0.1 million in the first quarter of 2014 compared to the corresponding period in 2013. This small increase was primarily driven by a higher investment balance as a result of both our cash generated from operations over the past year and the proceeds from the issuance in May 2013 of $150.0 million aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the "Notes"), partially offset by lower investment returns.
Interest expense for the first quarter of 2014 consisted of cash interest payments and amortization of discount and issuance costs related to the Notes.
Other gain (loss), net for the first quarter of 2014 consisted of $0.7 million of realized and unrealized foreign currency transaction loss, as compared to the first quarter of 2013, which consisted of $0.4 million realized and unrealized foreign currency transaction loss partially offset by $0.2 million gain from the disposal of our remaining auction rate securities.
Income Tax Provision
Provision for income taxes for the three months ended March 29, 2014 was $0.2 million on a pre-tax loss of $4.1 million. This compared to a tax provision of $0.3 million on a pre-tax loss of $14.9 million for the three months ended March 30, 2013. The difference between our effective tax rates and the federal statutory rate of 35% is primarily attributable to U.S. losses, foreign taxes provided on the income of our foreign subsidiaries, non-deductible stock-based compensation expense and various discrete items. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
Liquidity and Capital Resources

	Three Months Ended
	March 29 2014	March 30, 2013
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(15,433)	$(21,299)
Investing activities	$(29,247)	$11,770
Financing activities	$5,435	$4,067

	March 29, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$85,249	$124,330
Short-term and long-term investments	259,461	237,079
Long-term restricted cash	4,392	3,904
	$349,102	$365,313
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. treasuries. Long-term investments primarily consist of corporate bonds. The restricted cash balance amounts are primarily pledged as collateral for certain stand-by and commercial letters of credit related to customer proposal guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities for the first quarter of 2014 was $15.4 million as compared to $21.3 million for the corresponding period in 2013.
Net loss for the first quarter of 2014 was $4.4 million, as compared to a net loss of $15.3 million for the corresponding period in 2013. Non-cash charges were $15.8 million in the first quarter of 2014 as compared to $14.3 million in the corresponding period in 2013 driven largely by the amortization of debt discount on the Notes we issued during fiscal year 2013.
Net cash used to fund working capital was $26.9 million for the first quarter of 2014. Accounts receivables increased by $6.8 million primarily due to timing of acceptance and invoicing of DTN-X deployments during the period. Inventory increased due to increased levels of DTN-X inventory in anticipation of higher customer shipments in the second quarter of 2014. Accounts payable decreased by $2.1 million primarily reflecting timing of purchases and payments of purchases during the period. Accrued liabilities decreased $13.4 million primarily due to reduced levels of compensation related accruals and the corporate bonus payout in the first quarter of 2014.
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
Investing Activities
Net cash used in investing activities in the first quarter of 2014 was $29.2 million compared to net cash provided by investing activities of $11.8 million in the corresponding period of 2013. Investing activities for the first quarter of 2014 included $23.2 million of net cash used from purchases, maturities and sales of investments in the period and $5.6 million of capital expenditures. In the first quarter of 2014, we purchased more investments with longer maturities compared to the corresponding period in 2013. This was due to the proceeds from the issuance of debt in May 2013 and net cash provided by operating activities throughout 2013. Investing activities for the first quarter of 2013 included net proceeds of $16.6 million from purchases, maturities, calls and sales of investments in the period partially offset by $4.9 million of capital expenditures.
Financing Activities
Net cash provided by financing activities in the first quarter of 2014 was $5.4 million compared to $4.1 million in the corresponding period of 2013. Financing activities for the first quarter of 2014 and the corresponding period in 2013 included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

In May 2013, we issued the convertible senior notes. The Notes will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and intended to be used for working capital and other general corporate purposes.

Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes as cash, shares of common stock or a combination of cash and shares of common stock, at our election, for any remaining conversion obligation. The carrying value of the Notes was $111.0 million as of March 29, 2014, which represents the liability component of the $150.0 million principal balance, net of $39.0 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of March 29, 2014, contractual obligations related to the Notes are payments of $2.6 million due each year from 2014 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements.
As of March 29, 2014, we had $312.0 million of cash, cash equivalents, and short-term investments, including $13.5 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of March 29, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 28, 2013.
Market Risk and Market Interest Risk
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
As of March 29, 2014, the fair value of the Notes was $155.4 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 28, 2014. The fair value the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.

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
Cambrian Science Patent Infringement Litigation

On July 12, 2011, we were notified by Level 3 that Cambrian Science Corporation (“Cambrian”) filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “’312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the ’312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including our DTN platform. On August 24, 2011, Cambrian amended the complaint to name us as a defendant. We assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which we denied infringement of the ‘312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. We filed our answer to the second amended complaint on October 21, 2011, in which we maintained the same denials and defenses as in our initial answer. On December 23, 2011, we filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to our motion on December 30, 2011. Our request was denied in the court’s decision on March 7, 2012. We presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012.

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of our proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 14, 2014, we filed three motions for summary judgment relating to non-infringement and damages. The court scheduled a hearing on the summary judgment motions for June 9, 2014. The court also scheduled a pretrial conference for July 7, 2014, and the jury trial is set to begin on July 22, 2014.

Based on the information available at this time, we concluded that the likelihood of a loss with respect to this suit is reasonably possible. We have further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Accordingly, we accrued an insignificant amount during 2013, which did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Factors that we considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Item 1A.	Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
We have a history of significant operating losses and may not achieve profitability on an annual basis in the future.
For the fiscal year ended December 28, 2013, we recorded a net loss of $32.1 million, and for the quarter ended March 29, 2014, we recorded a net loss of $4.4 million. As of December 28, 2013, our accumulated deficit was $604.5 million. As of March 29, 2014, our accumulated deficit was $608.9 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will require increased revenue and product gross margins to achieve profitability on an annual basis.
Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $138.4 million to $142.8 million and our operating income (loss) has ranged from income of $6.4 million to a loss of $8.6 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.
In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our product mix, including the mix of higher and lower margin products and significant mix changes resulting from new customer deployments;

•	changes in customers’ budgets for optical transport network equipment purchases and changes in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	the payment terms offered to our customers;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	readiness of customer sites for installation of our products;

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
Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter or to accurately predict future revenue beyond a one-quarter time horizon. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may in the future provide to the market, the price of our common stock may decline substantially.
Our gross margins may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 37% to 48%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the customers purchasing our products and the product mix, including the relative mix of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower margin common equipment;

•	price discounts negotiated by our customers;

•	introduction of new products, such as the DTN-X platform, with initial sales at relatively small volumes and higher product costs;

•	sales volume from each customer during the period;

•	the amount of equipment we sell in any given quarter;

•	increased price competition;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.
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
Competition in the optical transport equipment market is intense, and we expect such competition to increase. A number of very large companies have historically dominated the optical transport network equipment industry. Our competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Cisco Systems, Inc., Coriant, Huawei Technologies Co. Ltd. and ZTE Corporation. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, pre-existing installations, services, existing business and customer relationships, scalability and the ability of products and breadth and quality of services to meet our customers’ immediate and future network requirements. Other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. Recent mergers from our competitors and any future acquisitions or combinations between or among our competitors may adversely affect our competitive position by strengthening our competitors.

Many of our competitors have substantially greater name recognition and technical, financial and marketing resources and better established relationships with incumbent carriers and other potential customers than we have. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
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

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in decreased revenue due to lower average selling prices and potentially higher cost of sales leading to lower gross margins, all of which would harm our operating results.
Substantial changes in the optical transport networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business, been acquired by other service providers, or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators, internet content providers and government agencies. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices, which would have an adverse impact on our operating results.
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
Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce new products that are desirable to these customers at competitive prices, and we may not be successful at doing so. In most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, and orders may be canceled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers.

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
We are involved in litigation with Cambrian whereby Cambrian alleged that we and seven of our customers infringe one of Cambrian's patents. Information regarding this matter is set forth in Part II, Item 1. “Legal Proceedings,” and is incorporated herein by reference.
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
In May 2013, we issued the Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•
a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have the intention to pay the principal amount of the Notes in cash upon conversion if specified conditions are met or when due, such that we would not have those funds available for use in our business; and

•
if upon any conversion of the Notes we are required to satisfy our conversion obligation with shares of our common stock or if a make-whole fundamental change occurs, our existing stockholders’ interest in us would be diluted.

Our ability to meet our payment obligations under our debt instruments depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes.

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
Our business requires significant capital. We have historically relied on significant outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2013, we had a net loss of $32.1 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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
We market, sell and service our products globally. During the first quarter of 2014 and in the years 2013 and 2012, we derived approximately 22%, 36% and 32%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have a large group of development personnel located in Bangalore, India; Beijing, China; and Kanata, Canada. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our successes in selling our products will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products.
Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the impact of recessions in economies outside the United States;

•	tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	certification requirements;

•	greater difficulty documenting and testing our internal controls;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	political and economic instability;

•	effects of changes in currency exchange rates that could negatively affect our financial results and cash flows; and

•	service provider and government spending patterns.
International customers may also require that we comply with certain testing or customization of our products to conform to local standards. The product development costs to test or customize our products could be extensive and a material expense for us.

Our international operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor, or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks could harm our international operations and reduce our international sales.
We may be adversely affected by fluctuations in currency exchange rates.
A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our revenue in future periods. We also have exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in euro and the British pound. These hedging programs reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
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
We are subject to governmental regulations that could adversely affect our business.
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
Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those rules, which will require reporting in calendar 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and communications equipment. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.
Natural disasters, terrorist attacks or other catastrophic events could harm our operations.
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, terrorist attack or other man-made or natural catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Consulting Agreement between Ita Brennan and the Company dated February 28, 2014, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on March 3, 2014
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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 30, 2014