Form 10-Q
period 2014-06-28
INFINERA CORP
filed 2014-08-01
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2014, 123,670,547 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 28, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$83,307	$124,330
Short-term investments	230,694	172,660
Accounts receivable, net of allowance for doubtful accounts of $41 in 2014 and $43 in 2013	120,686	100,643
Inventory	130,853	123,685
Prepaid expenses and other current assets	20,167	17,752
Total current assets	585,707	539,070
Property, plant and equipment, net	76,886	79,668
Long-term investments	37,086	64,419
Cost-method investment	9,000	9,000
Long-term restricted cash	4,404	3,904
Other non-current assets	5,571	4,865
Total assets	$718,654	$700,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,162	$39,843
Accrued expenses	22,546	22,431
Accrued compensation and related benefits	28,742	33,899
Accrued warranty	13,860	12,374
Deferred revenue	29,657	32,402
Total current liabilities	127,967	140,949
Long-term debt, net	112,932	109,164
Accrued warranty, non-current	14,088	10,534
Deferred revenue, non-current	6,187	4,888
Other long-term liabilities	18,173	17,581
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 28, 2014 and December 28, 2013 Issued and outstanding shares – 123,615 as of June 28, 2014 and 119,887 as of December 28, 2013	124	120
Additional paid-in capital	1,046,375	1,025,661
Accumulated other comprehensive loss	(3,113)	(3,486)
Accumulated deficit	(604,079)	(604,485)
Total stockholders’ equity	439,307	417,810
Total liabilities and stockholders’ equity	$718,654	$700,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Product	$142,364	$120,647	$266,606	$228,990
Services	23,035	17,738	41,608	34,020
Total revenue	165,399	138,385	308,214	263,010
Cost of revenue:
Cost of product	85,906	80,198	164,344	155,645
Cost of services	9,240	6,533	15,211	13,009
Total cost of revenue	95,146	86,731	179,555	168,654
Gross profit	70,253	51,654	128,659	94,356
Operating expenses:
Research and development	31,738	31,681	61,084	61,407
Sales and marketing	18,082	17,155	35,944	35,201
General and administrative	12,381	11,426	24,635	21,298
Total operating expenses	62,201	60,262	121,663	117,906
Income (loss) from operations	8,052	(8,608)	6,996	(23,550)
Other income (expense), net:
Interest income	337	207	673	404
Interest expense	(2,728)	(849)	(5,405)	(849)
Other gain (loss), net	(264)	(158)	(993)	(361)
Total other income (expense), net	(2,655)	(800)	(5,725)	(806)
Income (loss) before income taxes	5,397	(9,408)	1,271	(24,356)
Provision for income taxes	617	601	865	932
Net income (loss)	$4,780	$(10,009)	$406	$(25,288)
Net income (loss) per common share
Basic	$0.04	$(0.09)	$ 0.00	$(0.22)
Diluted	$0.04	$(0.09)	$ 0.00	$(0.22)
Weighted average shares used in computing net income (loss) per common share
Basic	123,128	116,911	122,240	115,609
Diluted	126,758	116,911	126,112	115,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$4,780	$(10,009)	$406	$(25,288)
Other comprehensive income (loss):
Reclassification of realized gain on auction rate securities	—	—	—	(166)
Unrealized gain (loss) on all other available-for-sale investments	13	(99)	62	(108)
Foreign currency translation adjustment	87	(802)	331	(918)
Tax related to available-for-sale investment	—	—	(20)	—
Net change in accumulated other comprehensive income (loss)	100	(901)	373	(1,192)
Comprehensive income (loss)	$4,880	$(10,910)	$779	$(26,480)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Net income (loss)	$406	$(25,288)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,813	12,621
Amortization of debt discount and issuance costs	4,092	630
Amortization of premium on investments	1,747	450
Stock-based compensation expense	13,476	16,159
Other gain	(22)	(291)
Changes in assets and liabilities:
Accounts receivable	(20,043)	10,332
Inventory	(8,107)	791
Prepaid expenses and other assets	(3,389)	(2,238)
Accounts payable	(6,428)	(23,980)
Accrued liabilities and other expenses	(3,318)	(220)
Deferred revenue	(1,448)	4,440
Accrued warranty	5,040	3,219
Net cash used in operating activities	(5,181)	(3,375)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(158,496)	(130,828)
Proceeds from sale of available-for-sale investments	9,824	2,850
Proceeds from maturities and calls of investments	116,290	62,647
Purchase of property and equipment	(9,985)	(9,431)
Change in restricted cash	(491)	(6)
Net cash used in investing activities	(42,858)	(74,768)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	—	144,469
Proceeds from issuance of common stock	8,401	12,496
Minimum tax withholding paid on behalf of employees for net share settlement	(1,619)	(1,499)
Net cash provided by financing activities	6,782	155,466
Effect of exchange rate changes on cash	234	(778)
Net change in cash and cash equivalents	(41,023)	76,545
Cash and cash equivalents at beginning of period	124,330	104,666
Cash and cash equivalents at end of period	$83,307	$181,211
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$482	$1,148
Cash paid for interest	$1,313	$—
Supplemental schedule of non-cash financing activities:
Transfer of inventory to fixed assets	$978	$4,684
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
There have been no material changes in the Company’s significant accounting policies for the six months ended June 28, 2014 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

2.	Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forwards Exists" (“ASU 2013-11”). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flow.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s first quarter of 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's condensed consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption on ASU 2014-12 on our condensed consolidated financial statements.

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
The Company measures its cash equivalents, foreign currency exchange forward contracts and debt securities at fair value and classifies its securities in accordance with the fair value hierarchy. The Company’s money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.
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

As of June 28, 2014, none of the Company’s existing securities were classified as Level 3 securities.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 28, 2014				As of December 28, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$16,741	$—	$—	$16,741	$51,749	$—	$—	$51,749
Certificates of deposit	—	3,560	—	3,560	—	3,840	—	3,840
Commercial paper	—	82,673	—	82,673	—	85,860	—	85,860
Corporate bonds	—	186,006	—	186,006	—	150,595	—	150,595
U.S. treasuries	8,838	—	—	8,838	4,804	—	—	4,804
Foreign currency exchange forward contracts	—	—	—	—	—	29	—	29
Total assets	$25,579	$272,239	$—	$297,818	$56,553	$240,324	$—	$296,877
Liabilities
Foreign currency exchange forward contracts	$—	$62	$—	$62	$—	$26	$—	$26
During the three and six months ended June 28, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Investments at fair value were as follows (in thousands):

	June 28, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$16,741	$—	$—	$16,741
Certificates of deposit	3,560	—	—	3,560
Commercial paper	82,675	4	(6)	82,673
Corporate bonds	186,069	29	(92)	186,006
U.S. treasuries	8,835	5	(2)	8,838
Total available-for-sale investments	$297,880	$38	$(100)	$297,818

	December 28, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,749	$—	$—	$51,749
Certificates of deposit	3,840	—	—	3,840
Commercial paper	85,870	2	(12)	85,860
Corporate bonds	150,711	27	(143)	150,595
U.S. treasuries	4,802	2	—	4,804
Total available-for-sale investments	$296,972	$31	$(155)	$296,848
As of June 28, 2014, the Company’s available-for-sale investments have a contractual maturity term of no more than 18 months. Net realized gains (losses) on short-term and long-term investments for the three and six months ended June 28, 2014 were insignificant in both periods. Net realized gains (losses) on short-term and long-term investments were zero and $0.2 million for the three and six months ended June 29, 2013, respectively. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of June 28, 2014 and December 28, 2013, the Company held $53.3 million and $64.6 million of cash in banks, respectively.
Other-Than-Temporary Impairments
As a result of the Company’s disposal of $3.1 million of its remaining auction rate securities (par value) during the first quarter of 2013, it recorded an approximately $0.2 million gain, which was recognized as other gain (loss), net in the Company’s condensed consolidated statements of operations.
A roll-forward of amortized cost, cumulative other-than-temporary impairments ("OTTI") recognized in earnings and accumulated other comprehensive loss for the six months ended June 29, 2013 were as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)
Balance at June 29, 2013	$—	$—	$—	$—	$—

4.	Cost-method Investment
As of June 28, 2014, the Company’s investment in a privately-held company was $9.0 million. This investment is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of June 28, 2014, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three and six months ended June 28, 2014 and June 29, 2013.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the three and six months ended June 28, 2014 were denominated in euros and British pounds, and had maturities of no more than 35 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
As of June 28, 2014, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in other gain (loss), net in the accompanying condensed consolidated statements of operations. For the three months ended June 28, 2014 and June 28, 2013, the before-tax effect of foreign currency exchange forward contracts and restricted cash was an insignificant loss and a loss of $0.7 million, respectively. For the six months ended June 28, 2014 and June 29, 2013, the before-tax effect of foreign currency exchange forward contracts and restricted cash was a loss of $0.4 million and a loss of $0.2 million, respectively.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 28, 2014			As of December 28, 2013
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$12,458	—	$(53)	$16,867	27	$—
Related to British pound denominated receivables	1,266	—	(4)	13,271	—	(26)
Related to restricted cash	1,381	—	(6)	1,391	2	—
	$15,105	$—	$(63)	$31,529	$29	$(26)
 _________________

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	June 28, 2014	December 28, 2013
Inventory:
Raw materials	$11,160	$14,311
Work in process	40,641	49,172
Finished goods (1)	79,052	60,202
Total inventory	$130,853	$123,685
Property, plant and equipment, net:
Computer hardware	$8,270	$9,692
Computer software(2)	17,578	16,988
Laboratory and manufacturing equipment	154,181	146,834
Furniture and fixtures	1,344	1,347
Leasehold improvements	36,687	35,913
Construction in progress	7,278	8,950
Subtotal	$225,338	$219,724
Less accumulated depreciation and amortization	(148,452)	(140,056)
Total property, plant and equipment, net	$76,886	$79,668
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,019	$5,120
Professional and other consulting fees	1,131	1,411
Taxes payable	2,990	2,372
Royalties	1,804	1,540
Accrued rebate and customer prepay liability	566	3,807
Accrued interest on convertible senior notes	219	219
Other accrued expenses	10,817	7,962
Total accrued expenses	$22,546	$22,431
 _________________

(1)
Included in finished goods inventory at June 28, 2014 and December 28, 2013 were $17.8 million and $9.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at June 28, 2014 and December 28, 2013 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at June 28, 2014 and December 28, 2013 were $5.7 million and $6.3 million, respectively.

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
The following table sets forth the Company's outstanding standby letters of credit (in thousands):

	June 28, 2014	December 28, 2013
Value added tax license	$1,451	$1,430
Customer proposal guarantee	1,876	1,446
Property leases	699	699
Total standby letters of credit	$4,026	$3,575

7.	Accumulated Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended June 28, 2014 (in thousands):

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 28, 2013	$(124)	$(2,602)	$(760)	$(3,486)
Net current-period other comprehensive loss	62	331	(20)	373
Balance at June 28, 2014	$(62)	$(2,271)	$(780)	$(3,113)

8.	Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), assumed conversion of convertible senior notes from the conversion spread, and assumed issuance of stock under the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares are anti-dilutive and therefore, excluded from the diluted net loss calculation.

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income (loss)	$4,780	$(10,009)	$406	$(25,288)
Denominator:
Basic weighted average common shares outstanding	123,128	116,911	122,240	115,609
Effect of dilutive securities:
Employee equity plans	3,630	—	3,872	—
Diluted weighted average common shares outstanding	126,758	116,911	126,112	115,609

Net income (loss) per common share
Basic	$0.04	$(0.09)	$ 0.00	$(0.22)
Diluted	$0.04	$(0.09)	$ 0.00	$(0.22)
The number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive under the treasury stock method or the performance condition of the award has not been met (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options	766	7,396	914	7,396
Restricted stock units	338	6,362	569	6,362
Performance stock units	—	721	—	721
Employee stock purchase plan shares	697	601	708	601
Total	1,801	15,080	2,191	15,080

In the three and six months ended June 28, 2014, the Company excluded the potential shares issued upon early conversion of the convertible senior notes in the calculation of diluted earnings per share because the market price was below the conversion price. In the future, the Company would include these dilutive effects of the convertible senior notes in the calculation of diluted net income per common share if the market price is above the conversion price. Upon conversion of the convertible senior notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the notes being converted, therefore, only the conversion spread relating to the notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

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
Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on September 28, 2013 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The amounts recorded in connection with the issuance of the Notes and related amortization consisted of the following (in thousands):

	Other Non-Current Assets	Long-Term Debt	Additional Paid-in Capital
Principal amount	$—	$150,000	$—
Debt discount	—	(45,000)	—
Equity component	—	—	45,000
Debt issuance cost	3,872	—	(1,659)
Initial transaction amounts	$3,872	$105,000	$43,341
Amortization of debt issuance cost	(682)	—	—
Amortization of debt discount	—	7,932	—
Net carrying amount at June 28, 2014	$3,190	$112,932	$43,341
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The remaining debt discount amount to be amortized over the remaining years until maturity of the Notes was $37.1 million as of June 28, 2014.

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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Contractual interest expense	$656	$219	$1,313	$219
Amortization of debt issuance costs	164	50	324	50
Amortization of debt discount	1,908	580	3,768	580
Total interest expense	$2,728	$849	$5,405	$849
The coupon rate was 1.75%. The debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of June 28, 2014, the fair value of the Notes was $160.1 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 27, 2014. The Notes are classified as Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $9.55 on June 27, 2014, the if-converted value of the Notes was less than their principal amount.

10.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of June 28, 2014, there were a total of 17.5 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Options granted	25	$9.02
Options exercised	(456)	$5.87	$1,379
Options canceled	(40)	$11.58
Outstanding at June 28, 2014	5,896	$7.34	$14,355
Vested and expected to vest as of June 28, 2014	5,893		$14,347
Exercisable at June 28, 2014	5,770	$7.34	$14,102

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,583	$7.72	$64,443
RSUs granted	2,293	$8.29
RSUs released	(2,441)	$7.66	$20,824
RSUs canceled	(313)	$7.24
Outstanding at June 28, 2014	6,122	$7.98	$58,464
Expected to vest at June 28, 2014	5,880		$56,151

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	721	$7.04	$7,054
PSUs granted	446	$7.04
PSUs released	(255)	$6.36	$2,097
PSUs canceled	(73)	$7.19
Outstanding at June 28, 2014	839	$7.21	$8,009
Expected to vest at June 28, 2014	625		$5,969
The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $9.55 at June 27, 2014 and the exercise prices of the underlying options. The aggregate intrinsic value of the options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $9.55 at June 27, 2014. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 28, 2014. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	422	1.6
RSUs	35,613	2.4
PSUs	2,782	1.6
Employee Stock Options
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee and Director Stock Options	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Volatility	N/A	N/A	52%	N/A
Risk-free interest rate	N/A	N/A	1.3%	N/A
Expected life	N/A	N/A	4.3 years	N/A
Estimated fair value	N/A	N/A	$3.85	N/A
Total stock-based compensation expense	$127	$722	$515	$1,525
_________________

N/A	Not applicable because the Company did not grant any options to employees for the periods presented.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Volatility	49%	46%	49% - 51%	46%
Risk-free interest rate	0.02%	0.14%	0.02% - 0.11%	0.10%
Expected life	0.25 years	0.5 years	0.25 - 0.5 years	0.5 years
Estimated fair value	$2.05	$1.87	$2.05 - $2.57	$1.87
Total stock-based compensation expense	$843	$566	$1,634	$1,274
Restricted Stock Units
During the three and six months ended June 28, 2014, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 1.8 million shares and 2.3 million shares of the Company’s common stock, respectively. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 28, 2014 and June 29, 2013 was approximately $5.3 million and $10.3 million, respectively, and $5.8 million and$12.7 million, respectively.

Performance Stock Units
Pursuant to the Company’s 2007 Plan, during fiscal 2012, the Company granted 0.5 million shares of PSUs to certain of its executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. During the three and six months ended June 28, 2014, the Company did not release any shares subject to these PSUs.
Pursuant to the Company’s 2007 Plan, during fiscal 2013, the Company granted 0.6 million shares of PSUs to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns. During the three and six months ended June 28, 2014, the Company released no shares and 0.3 million shares of PSUs, respectively, based on a payout of 1.5 times of the target number of PSUs.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 28, 2013
Infinera Volatility	55%
NASDAQ Telecom Composite Index Volatility	23%
Risk-free interest rate	0.42%
Correlation with NASDAQ Telecom Composite Index	0.56
Estimated fair value	$6.27 - $7.06
Pursuant to the Company's 2007 Plan, during the three and six months ended June 28, 2014, the Company granted 0.1 million shares and 0.4 million shares of PSUs, respectively, to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the iShares North American Tech-Multimedia Networking ("IGN") Index over the span of one, two and three years of total shareholder returns.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

	Three Months Ended	Six Months Ended
	June 28, 2014
Infinera Volatility	50%	49% - 50%
IGN Index Volatility	25%	25%
Risk-free interest rate	0.71%	0.66% - 0.71%
Correlation with IGN Index	0.60	0.60
Estimated fair value	$6.59 - $7.53	$6.59 - $7.60
Amortization of stock-based compensation related to PSUs in the three and six months ended June 28, 2014 was approximately $0.6 million and $1.0 million, respectively. Amortization of stock-based compensation related to PSUs in the three months ended June 29, 2013 was approximately $0.4 million. Amortization of stock-based compensation in the six months ended June 29, 2013 was a credit of approximately $0.4 million, including $1.0 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with Accounting Standard Codification 718, "Compensation - Stock Compensation."
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 28, 2014	December 28, 2013
Stock-based compensation effects in inventory	$3,228	$3,189
Stock-based compensation effects in deferred inventory cost	$13	$15
Stock-based compensation effects in fixed assets	$132	$145

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$477	$474	$929	$960
Research and development	2,080	2,622	4,218	5,741
Sales and marketing	1,815	1,807	3,535	3,806
General and administration	1,549	1,591	3,079	2,360
	5,921	6,494	11,761	12,867
Cost of revenue – amortization from balance sheet (1)	883	1,690	1,715	3,292
Total stock-based compensation expense	$6,804	$8,184	$13,476	$16,159
_________________

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11.	Income Taxes
Provision for income taxes for the three and six months ended June 28, 2014 was $0.6 million and $0.9 million, respectively, on pre-tax income of $5.4 million and $1.3 million, respectively. This compared to a tax provision of $0.6 million and $0.9 million, respectively, on pre-tax losses of $9.4 million and $24.4 million, respectively, for the three and six months ended June 29, 2013. In all periods, the tax expense primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost plus basis and remains relatively similar in all periods, regardless of the level of consolidated earnings. The Company does not provide for tax on U.S. income, nor benefit U.S. losses, because of its significant loss carryforward position and a corresponding full valuation allowance. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of June 28, 2014 and December 28, 2013. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

12.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer ("CEO"). The Company’s CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Americas:
United States	$136,342	$88,251	$247,033	$167,324
Other Americas	4,760	3,802	8,296	4,519
	141,102	92,053	255,329	171,843
Europe, Middle East and Africa	19,234	31,954	44,847	70,760
Asia Pacific and Japan	5,063	14,378	8,038	20,407
Total revenue	$165,399	$138,385	$308,214	$263,010

Property, plant and equipment, net

	June 28, 2014	December 28, 2013
United States	$74,157	$76,850
Other Americas	283	319
Europe, Middle East and Africa	1,022	1,451
Asia Pacific and Japan	1,424	1,048
Total property, plant and equipment, net	$76,886	$79,668

13.	Guarantees
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
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Beginning balance	$26,385	$16,672	$22,908	$16,482
Charges to operations	6,800	6,178	12,360	10,346
Utilization	(2,370)	(2,055)	(5,612)	(4,138)
Change in estimate (1)	(2,867)	(1,094)	(1,708)	(2,989)
Balance at the end of the period	$27,948	$19,701	$27,948	$19,701
 _________________

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates and the resulting impact of these changes on the Company’s estimate of expected future returns, as well as changes in the estimated cost and the mix of new versus used units related to replacement of failed units.

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

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of the Company’s proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, the Company filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted the Company's motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the ‘312 Patent. Cambrian may appeal the court’s ruling of non-infringement to the Court of Appeals for the Federal Circuit. The Company is seeking to recover certain costs and attorney's fees from Cambrian.

Based on the information available at this time, the Company has concluded that the likelihood of a loss with respect to this suit is reasonably possible. The Company has further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Accordingly, the Company has accrued an insignificant amount, which did not have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 28, 2014, the Company has not accrued or recorded any such material liabilities other than for the accrual associated with the Cambrian lawsuit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding earnings, revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; statements concerning new products or services, including future PIC capacity and new product costs, delivery dates and revenue; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes issued in May 2013; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 21, 2014. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We were founded in December 2000 with a unique vision for optical networking. Prior to this, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing (“WDM”) systems. Recent growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that in many cases, traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network (“OTN”) switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. We believe this can best be achieved with photonic integrated circuits (“PICs”) and that only through photonic integration can network operators efficiently scale their network bandwidth without significant increases in space, power or operational workload.
We provide optical transport networking equipment, software and services to telecommunications service providers, internet content providers, cable operators, and wholesale network operators, including subsea network operators (collectively, “Service Providers”) across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services, cloud-based services and wholesale bandwidth services.
The Infinera Intelligent Transport Network is an architecture for Service Providers to address the increasing demand for cloud-based services and data center connectivity. This architectural approach helps Service Providers use time as a weapon to increase revenues with reliable, differentiated services while reducing operating costs through scale, multi-layer convergence and automation. The Infinera Intelligent Transport Network is based on platforms built with our unique PICs.
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
Our DTN platform currently supports 10 Gigabits per second ("Gbps") and 40 Gbps WDM transmission capacity combined with integrated switching capabilities. Our DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Terabits per second of OTN switching capacity in a single bay. The DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver high-capacity Intelligent Transport Networks that reduce power, cooling and space, while simplifying transport network operations. Our ATN platform supports direct wavelength connectivity to DTN and DTN-X nodes, reducing equipment costs and providing unique network management capabilities across our Intelligent Transport Network.
As of June 28, 2014, we have sold our network systems for deployment in the optical networks of 133 customers worldwide, including CenturyLink, Colt, Cox Communications, DANTE, Deutsche Telekom, Equinix, Interoute, KDDI, Level 3, NTT, OTE, Pacnet, Rostelecom, Telefonica, TeliaSonera International Carrier, Vodafone and XO Communications. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 46 customers who have purchased our DTN-X platform.
We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. Two customers each accounted for over 10% of our revenue in the second quarter of 2014, and no customer accounted for over 10% of our revenue in the corresponding period in 2013. Two customers each accounted for over 10% of our revenue in the six months ended June 28, 2014, and one customer accounted for over 10% of our revenue in the corresponding period in 2013.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% and 98% of our revenue from direct sales to customers in the three and six months ended June 28, 2014, respectively, and 88% and 92% of our revenue for the three and six months ended June 28, 2013, respectively. Our strategy is to leverage channel partners where appropriate to expand our presence in certain geographies; however, we expect to continue generating a substantial majority of our revenue from direct sales.
In the remainder of 2014, our goal is to continue our growth in the 100 Gbps technology cycle with additional network builds to both new and existing customers. We also anticipate customers who deployed the DTN-X platform over the past two years to buy additional capacity for their networks, which if they do, will drive both additional revenue and also improve gross margin levels. Given the lower than expected research and development expenses incurred during the first half of fiscal 2014, we currently expect to ramp up our research and development spending levels in the second half of the fiscal year to allow us to execute on our future product roadmap, including additional features for our long-haul offerings and new products for adjacent markets. We anticipate generating positive cash flows over the remainder of the fiscal year.
Our year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers and the timing of large product deployments.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates, assumptions and judgments that can affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 28, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$142,364	86%	$120,647	87%	$21,717	18%
Services	23,035	14%	17,738	13%	5,297	30%
Total revenue	$165,399	100%	$138,385	100%	$27,014	20%
Cost of revenue:
Product	$85,906	52%	$80,198	58%	$5,708	7%
Services	9,240	6%	6,533	5%	2,707	41%
Total cost of revenue	$95,146	58%	$86,731	63%	$8,415	10%
Gross profit	$70,253	42%	$51,654	37%	$18,599	36%

	Six Months Ended
	June 28, 2014		June 29, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$266,606	87%	$228,990	87%	$37,616	16%
Services	41,608	13%	34,020	13%	7,588	22%
Total revenue	$308,214	100%	$263,010	100%	$45,204	17%
Cost of revenue:
Product	$164,344	53%	$155,645	59%	$8,699	6%
Services	15,211	5%	13,009	5%	2,202	17%
Total cost of revenue	$179,555	58%	$168,654	64%	$10,901	6%
Gross profit	$128,659	42%	$94,356	36%	$34,303	36%
Revenue
Total revenue increased by $27.0 million, or 20%, during the three months ended June 28, 2014 compared to the corresponding period in 2013 and increased by $45.2 million, or 17%, during the six months ended June 28, 2014 compared to the corresponding period in 2013.
Total product revenue increased by $21.7 million, or 18%, during the three months ended June 28, 2014 compared to the corresponding period in 2013 as a result of growth across multiple customer verticals. We continue to see customers adding new routes and additional capacity to their existing networks. In addition, we continue to win opportunities with new customers wanting to adopt our platforms.
Total product revenue increased by $37.6 million, or 16%, during the six months ended June 28, 2014 compared to the corresponding period in 2013. This increase was driven by relatively stronger demand across our customer base as they continue to deploy our products to meet the growing bandwidth needs of their networks.
Total services revenue increased by $5.3 million, or 30%, during the three months ended June 28, 2014 compared to the corresponding period in 2013. Total services revenue increased by $7.6 million, or 22%, during the six months ended June 28, 2014 compared to the corresponding period in 2013. The increase in both the quarter and year-to-date periods of fiscal 2014 was due to higher levels of deployment services as customers build out new networks utilizing our teams’ expertise as well as higher on-going support services as we continue to grow our installed base.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$136,342	82%	$88,251	64%	$48,091	54%
International	29,057	18%	50,134	36%	(21,077)	(42)%
	$165,399	100%	$138,385	100%	$27,014	20%
Total revenue by sales channel
Direct	$160,310	97%	$122,234	88%	$38,076	31%
Indirect	5,089	3%	16,151	12%	(11,062)	(68)%
	$165,399	100%	$138,385	100%	$27,014	20%

	Six Months Ended
	June 28, 2014		June 29, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$247,033	80%	$167,324	64%	$79,709	48%
International	61,181	20%	95,686	36%	(34,505)	(36)%
	$308,214	100%	$263,010	100%	$45,204	17%
Total revenue by sales channel
Direct	$300,784	98%	$243,082	92%	$57,702	24%
Indirect	7,430	2%	19,928	8%	(12,498)	(63)%
	$308,214	100%	$263,010	100%	$45,204	17%

International revenue decreased by $21.1 million to 18% of total revenue for the three months ended June 28, 2014 from 36% of total revenue in the corresponding period in 2013. International revenue decreased by $34.5 million to 20% of total revenue for the six months ended June 28, 2014 from 36% of total revenue in the corresponding period in 2013. In absolute dollars, international revenue declined as we experienced strong demand led by Europe in the first half of 2013, which we have not been able to duplicate in the first half of 2014. In addition, as a percentage of total revenue, international revenue decreased during the three and six months ended June 28, 2014 due to strong demand within North America.
We believe that our DTN-X platform is well positioned as existing customers continue to build out their networks and as we gain new opportunities to deploy our networks with new customers. We continue to see strong demand across our customer base including both new customers as well as growth with existing customers. As a result, we currently expect that these dynamics will drive our revenue slightly higher in the third quarter of 2014 on a sequential basis and represent significant year-over-year growth.
Cost of Revenue and Gross Margin
Gross margin increased to 42% in the three months ended June 28, 2014 from 37% in the corresponding period of 2013. The increase was primarily driven by customers adding an increased volume of capacity to the DTN-X networks they have built over the last few years.
Gross margin increased to 42% in the six months ended June 28, 2014 from 36% in the corresponding period of 2013. This increase was primarily due to improvements in revenue mix, including both the mix of customers as well as the ratio of new network builds to capacity adds to existing networks.

Based on our current outlook, we expect that gross margin in the third quarter of 2014 will decline slightly as compared to the prior quarter as we anticipate a significant number of new network builds.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 28, 2014		June 29, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$31,738	19%	$31,681	23%	$57	0.2%
Sales and marketing	18,082	11%	17,155	13%	927	5%
General and administrative	12,381	7%	11,426	8%	955	8%
Total operating expenses	$62,201	37%	$60,262	44%	$1,939	3%

	Six Months Ended
	June 28, 2014		June 29, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$61,084	20%	$61,407	23%	$(323)	(1)%
Sales and marketing	35,944	12%	35,201	14%	743	2%
General and administrative	24,635	8%	21,298	8%	3,337	16%
Total operating expenses	$121,663	40%	$117,906	45%	$3,757	3%

 Research and Development Expenses
Research and development expenses increased by $0.1 million, or 0.2%, during the three months ended June 28, 2014 compared to the corresponding period in 2013 primarily due to increased facilities and depreciation costs of $0.8 million and costs of professional outside services of $0.2 million. These increases were primarily offset by $0.9 million of decreased prototype and non-recurring engineering expenses due to the timing of certain projects.
Research and development expenses decreased by $0.3 million, or 1%, during the six months ended June 28, 2014 compared to the corresponding period in 2013 primarily due to a decrease in prototype and non-recurring engineering expense due to timing of certain projects of $1.6 million and decreased stock-based compensation expense of $1.5 million due to lower equity activity as compared to the prior year. These decreases were partially offset by increased facilities and depreciation costs of $1.1 million, increased costs of professional outside services of $0.8 million, increased compensation costs of $0.6 million due to higher headcount and other discretionary spending of $0.2 million.

Sales and Marketing Expenses
Sales and marketing expenses increased by $0.9 million, or 5%, during the three months ended June 28, 2014 compared to the corresponding period in 2013 primarily due to increased compensation costs of $0.9 million due to higher headcount to support the continued expansion of our business, as well as increased travel and trade show related expenses of $0.5 million. These increases were partially offset by $0.6 million in lower costs related to customer lab trials.
Sales and marketing expenses increased by $0.7 million, or 2%, during the six months ended June 28, 2014 compared to the corresponding period in 2013 primarily due to increased travel, trade show and other marketing related expenses of $0.9 million, increased compensation costs due to increased headcount of $0.5 million and $0.2 million in lower costs of professional outside services. These increases were partially offset by $0.9 million in lower costs related to customer lab trials.
General and Administrative Expenses
General and administrative expenses increased by $1.0 million, or 8%, during the three months ended June 28, 2014 compared to the corresponding period in 2013 primarily due to higher compensation and personnel-related costs of $0.6 million due to an increase in headcount along with increased costs of professional outside services of $0.3 million.
General and administrative expenses increased by $3.3 million, or 16%, during the six months ended June 28, 2014 compared to the corresponding period in 2013 primarily due to higher compensation and personnel-related costs of $2.1 million and increased costs of professional outside services of $1.1 million.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Change	% Change	June 28, 2014	June 29, 2013	Change	% Change
	(In thousands)
Interest income	$337	$207	$130	63%	$673	$404	$269	67%
Interest expense	(2,728)	(849)	(1,879)	221%	(5,405)	(849)	(4,556)	537%
Other gain (loss), net	(264)	(158)	(106)	67%	(993)	(361)	(632)	175%
Total other income (expense), net	$(2,655)	$(800)	$(1,855)	232%	$(5,725)	$(806)	$(4,919)	610%
Interest income increased by $0.1 million and $0.3 million during the three and six months ended June 28, 2014, respectively, compared to the corresponding periods in 2013. These increases were primarily driven by a higher investment balance as a result of both our cash generated from operations over the past year and the proceeds from the issuance in May 2013 of $150.0 million aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the "Notes"), partially offset by lower investment returns.
Interest expense for the three and six months ended June 28, 2014 consisted of cash interest payments and amortization of discount and issuance costs related to the Notes.
The change in other gain (loss), net for the three months ended June 28, 2014 as compared to the same period of 2013 was primarily due to an increase in realized and unrealized foreign currency transaction loss. The change in other gain (loss), net for the six months ended June 28, 2014 as compared to the same period of 2013 was primarily due to a $0.8 million increase in realized and unrealized foreign currency transaction loss, partially offset by $0.2 million gain from the disposal of our remaining auction rate securities.
Income Tax Provision
Provision for income taxes for the three and six months ended June 28, 2014 was $0.6 million and $0.9 million, respectively, on pre-tax income of $5.4 million and $1.3 million, respectively. This compared to a tax provision of $0.6 million and $0.9 million, respectively, on a pre-tax loss of $9.4 million and $24.4 million, respectively, for the three and six months ended June 28, 2013. In all periods, the tax expense primarily represents foreign taxes of our overseas subsidiaries compensated on a cost plus basis and remains relatively similar in all periods, regardless of the level of consolidated earnings. We do not provide for tax on U.S. income, nor benefit U.S.

losses, because of our significant loss carryforward position and a corresponding full valuation allowance. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
Liquidity and Capital Resources

	Six Months Ended
	June 28, 2014	June 29, 2013
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(5,181)	$(3,375)
Investing activities	$(42,858)	$(74,768)
Financing activities	$6,782	$155,466

	June 28, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$83,307	$124,330
Short-term and long-term investments	267,780	237,079
Long-term restricted cash	4,404	3,904
	$355,491	$365,313
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
Operating Activities
Net cash used in operating activities for the six months ended June 28, 2014 was $5.2 million as compared to $3.4 million for the corresponding period in 2013.
Net income for the six months ended June 28, 2014 was $0.4 million, which included non-cash charges of $32.1 million, compared to a net loss of $25.3 million for the corresponding period in 2013, including non-cash charges of $29.6 million.
Net cash used to fund working capital was $37.7 million for the six months ended June 28, 2014. Accounts receivables increased by $20.0 million primarily due to timing of invoicing of DTN-X deployments during the period. Inventory increased by $8.1 million due to increased levels of DTN-X inventory, including increased levels of inventory awaiting customer acceptance. Accounts payable decreased by $6.4 million primarily reflecting timing of purchases and payments of purchases during the period.
Net cash used to fund working capital was $7.7 million for the six months ended June 29, 2013. Accounts receivables decreased by $10.3 million primarily due to improved timing of acceptance and invoicing of DTN-X deployments. Accounts payable decreased by $24.0 million primarily reflecting the timing of inventory purchases and improved linearity of supply during the period.
Investing Activities
Net cash used in investing activities in the six months ended June 28, 2014 was $42.9 million compared to net cash provided by investing activities of $74.8 million in the corresponding period of 2013. Investing activities for the six months ended June 28, 2014 included net cash used of $32.4 million associated with purchases, maturities and sales of investments in the period and $10.0 million of capital expenditures. Investing activities for the six months ended June 28, 2013 included net cash used of $65.3 million associated with purchases, maturities, calls and sales of investments in the period, and $9.4 million of capital expenditures.

Financing Activities
Net cash provided by financing activities in the six months ended June 28, 2014 was $6.8 million compared to $155.5 million in the corresponding period of 2013. Financing activities for the six months ended June 28, 2014 and the corresponding period in 2013 included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units. Financing activities for the six months ended June 28, 2013 included net proceeds from the issuance of the Notes of $144.5 million.
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
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and intended to be used for working capital and other general corporate purposes.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes as cash, shares of common stock or a combination of cash and shares of common stock, at our election, for any remaining conversion obligation. The carrying value of the Notes was $112.9 million as of June 28, 2014, which represents the liability component of the $150.0 million principal balance, net of $37.1 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of June 28, 2014, contractual obligations related to the Notes are payments of $1.3 million due within 2014, $2.6 million due each year from 2015 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements.
As of June 28, 2014, we had $314.0 million of cash, cash equivalents, and short-term investments, including $16.9 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of June 28, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of June 28, 2014, the fair value of the Notes was $160.1 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 27, 2014. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.

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

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of our proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, we filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted our motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the ‘312 Patent. Cambrian may appeal the court’s ruling of non-infringement to the Court of Appeals for the Federal Circuit. We are seeking to recover certain costs and attorney's fees from Cambrian.

Based on the information available at this time, we have concluded that the likelihood of a loss with respect to this suit is reasonably possible. We have further concluded that the range of the reasonably possible loss is an insignificant amount and will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Accordingly, we have accrued an insignificant amount, which did not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Factors that we considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the nature of the litigation (including the complex and technical nature of patent litigation), the length of time the matter has been pending, the status of the plaintiff as a non-operating entity and the likelihood of the plaintiff accepting the estimated amount. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

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
For the fiscal year ended December 28, 2013, we recorded a net loss of $32.1 million, and for the quarter ended June 28, 2014, we recorded net income of $4.8 million. As of December 28, 2013, our accumulated deficit was $604.5 million. As of June 28, 2014, our accumulated deficit was $604.1 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will require increased revenue and product gross margins to achieve profitability on an annual basis.
Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $139.1 million to $165.4 million and our operating income (loss) has ranged from income of $8.1 million to a loss of $7.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.
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

•
the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines; and

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
Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 40% to 48%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the customers purchasing our products and the product mix, including the relative mix of higher and lower margin products and services;

•	significant new customer deployments, often with a higher portion of lower margin common equipment;

•	price discounts negotiated by our customers;

•	introduction of new products with initial sales at relatively small volumes and higher product costs;

•	sales volume from each customer during the period;

•	the amount of equipment we sell in any given quarter;

•	increased price competition;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.
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
We are required to generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthening in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers.

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

If we fail to expand sales of our products into international markets or gain traction in adjacent markets, such as the metro market, our ability to increase revenue will be harmed.
We believe that, in order to grow our revenue and business, we must successfully sell our products in international markets and gain traction in adjacent markets. We have a limited history and experience selling our products into developing international markets, such as in Asia Pacific, Middle East and Africa, and Latin America. In addition, many of the companies we compete against in international markets have greater name recognition and a more substantial sales and marketing presence.
We also believe it is important to expand our product offerings into adjacent markets. Our ability to be successful in these markets, such as the metro market, will require us to timely develop new products with unique requirements focused on space, power consumption and cost. In addition, to succeed in our sales efforts, we believe we must hire additional sales personnel to meet the increasing needs of these customers and develop the necessary relationships. If we do not succeed in our efforts to sell into these markets or gain market acceptance of new products to address these markets, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and increase revenue.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.
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
If reliability, quality or network monitoring problems develop, a number of negative effects on our business could result, including:

•	delays in our ability to recognize revenue;

•	costs associated with fixing software or hardware defects or replacing products;

•	high service and warranty expenses;

•	delays in shipments;

•	high inventory excess and obsolescence expense;

•	high levels of product returns;

•	diversion of our engineering personnel from our product development efforts;

•	delays in collecting accounts receivable;

•	payment of liquidated damages, performance guarantees or similar penalties;

•	reduced orders from existing customers; and

•	declining interest from potential customers.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses. For 2013, we had a net loss of $32.1 million. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

Our sales cycle can be long and unpredictable, which could result in an unexpected revenue shortfall in any given quarter.
Our products have a lengthy sales cycle, which can extend from six to twelve months and may take even longer for larger prospective customers. Our prospective customers conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our products. We incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.
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
We market, sell and service our products globally. During the first half of fiscal 2014 and in the fiscal years 2013 and 2012, we derived approximately 20%, 36% and 32%, respectively, of our revenue from customers outside of the United States. We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in India, China and Canada and expect to continue to increase hiring of personnel for these facilities. There is no assurance that our reliance upon development resources in India, China or Canada will enable us to achieve meaningful cost reductions or greater resource efficiency.
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
Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;

•
local laws and practices that favor local companies, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	certification requirements;

•	greater difficulty documenting and testing our internal controls;

•	potentially adverse tax consequences;

•	effects of changes in currency exchange rates that could negatively affect our financial results and cash flows; and

•	service provider and government spending patterns.

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
Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC adopted new disclosure requirements in 2012 relating to the sourcing of certain minerals from the Democratic Republic of Congo and certain other adjoining countries. Those rules, which required reporting for the first time in calendar 2014, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.
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
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes, floods and other natural disasters. Further, a terrorist attack aimed at Northern California or at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, terrorist attack or other man-made or natural catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Infinera Corporation 2007 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed on May 20, 2014.
10.2*	Form of 2007 Employee Stock Purchase Plan Subscription Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K as filed on May 20, 2014.
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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 1, 2014