Form 10-Q
period 2014-09-27
INFINERA CORP
filed 2014-10-29
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2014, 125,286,347 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$110,864	$124,330
Short-term investments	206,713	172,660
Accounts receivable, net of allowance for doubtful accounts of $20 in 2014 and $43 in 2013	136,085	100,643
Inventory	130,833	123,685
Prepaid expenses and other current assets	21,714	17,752
Total current assets	606,209	539,070
Property, plant and equipment, net	74,964	79,668
Long-term investments	55,886	64,419
Cost-method investment	14,500	9,000
Long-term restricted cash	4,224	3,904
Other non-current assets	5,309	4,865
Total assets	$761,092	$700,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,456	$39,843
Accrued expenses	23,593	22,431
Accrued compensation and related benefits	29,632	33,899
Accrued warranty	12,736	12,374
Deferred revenue	24,386	32,402
Total current liabilities	141,803	140,949
Long-term debt, net	114,888	109,164
Accrued warranty, non-current	15,070	10,534
Deferred revenue, non-current	8,633	4,888
Other long-term liabilities	18,741	17,581
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 27, 2014 and December 28, 2013
Issued and outstanding shares – 125,267 as of September 27, 2014 and 119,887 as of December 28, 2013	125	120
Additional paid-in capital	1,064,723	1,025,661
Accumulated other comprehensive loss	(3,655)	(3,486)
Accumulated deficit	(599,236)	(604,485)
Total stockholders’ equity	461,957	417,810
Total liabilities and stockholders’ equity	$761,092	$700,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Product	$147,178	$121,332	$413,784	$350,322
Services	26,381	20,688	67,989	54,708
Total revenue	173,559	142,020	481,773	405,030
Cost of revenue:
Cost of product	86,703	66,685	251,047	222,330
Cost of services	11,554	6,964	26,765	19,973
Total cost of revenue	98,257	73,649	277,812	242,303
Gross profit	75,302	68,371	203,961	162,727
Operating expenses:
Research and development	35,051	32,528	96,135	93,935
Sales and marketing	20,794	17,720	56,738	52,921
General and administrative	11,977	11,678	36,612	32,976
Total operating expenses	67,822	61,926	189,485	179,832
Income (loss) from operations	7,480	6,445	14,476	(17,105)
Other income (expense), net:
Interest income	373	232	1,046	636
Interest expense	(2,781)	(2,578)	(8,186)	(3,427)
Other gain (loss), net	(24)	(444)	(1,017)	(805)
Total other income (expense), net	(2,432)	(2,790)	(8,157)	(3,596)
Income (loss) before income taxes	5,048	3,655	6,319	(20,701)
Provision for income taxes	205	308	1,070	1,240
Net income (loss)	$4,843	$3,347	$5,249	$(21,941)
Net income (loss) per common share:
Basic	$0.04	$0.03	$ 0.04	$(0.19)
Diluted	$0.04	$0.03	$ 0.04	$(0.19)
Weighted average shares used in computing net income (loss) per common share:
Basic	124,378	118,740	122,953	116,653
Diluted	128,964	124,679	127,062	116,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss)	$4,843	$3,347	$5,249	$(21,941)
Other comprehensive income (loss):
Reclassification of realized gain on auction rate securities	—	—	—	(166)
Unrealized gain (loss) on all other available-for-sale investments	(90)	44	(27)	(64)
Foreign currency translation adjustment	(473)	(98)	(142)	(1,016)
Tax related to available-for-sale investment	20	—	—	—
Net change in accumulated other comprehensive income (loss)	(543)	(54)	(169)	(1,246)
Comprehensive income (loss)	$4,300	$3,293	$5,080	$(23,187)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net income (loss)	$5,249	$(21,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,340	18,574
Amortization of debt discount and issuance costs	6,217	2,552
Amortization of premium on investments	2,720	870
Stock-based compensation expense	20,847	23,802
Other loss (gain)	15	(278)
Changes in assets and liabilities:
Accounts receivable	(35,463)	19,805
Inventory	(9,015)	(3,603)
Prepaid expenses and other assets	(4,965)	(6,427)
Accounts payable	11,009	(30,624)
Accrued liabilities and other expenses	657	1,640
Deferred revenue	(4,272)	(1,655)
Accrued warranty	4,898	6,680
Net cash provided by operating activities	17,237	9,395
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(214,272)	(206,528)
Purchase of cost-method investment	(5,500)	—
Proceeds from sale of available-for-sale investments	17,876	2,850
Proceeds from maturities and calls of investments	168,137	77,143
Purchase of property and equipment	(14,364)	(13,605)
Change in restricted cash	(320)	110
Net cash used in investing activities	(48,443)	(140,030)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	—	144,469
Proceeds from issuance of common stock	19,683	21,551
Minimum tax withholding paid on behalf of employees for net share settlement	(1,846)	(1,541)
Net cash provided by financing activities	17,837	164,479
Effect of exchange rate changes on cash	(97)	(881)
Net change in cash and cash equivalents	(13,466)	32,963
Cash and cash equivalents at beginning of period	124,330	104,666
Cash and cash equivalents at end of period	$110,864	$137,629
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,056	$1,536
Cash paid for interest	$1,313	$—
Supplemental schedule of non-cash financing activities:
Transfer of inventory to fixed assets	$1,838	$6,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Infinera Corporation (the "Company") prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
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
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 27, 2014 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

2.	Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forwards Exists" ("ASU 2013-11"). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flow.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s first quarter of 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's condensed consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standard Codification ("ASC") 718, "Compensation—Stock Compensation" ("ASC 718"), as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption of ASU 2014-12 on its condensed consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in its fourth quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-15 on its condensed consolidated financial statements.

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
Foreign Currency Exchange Forward Contracts
As discussed in Note 5, "Derivative Instruments," to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 27, 2014				As of December 28, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$15,369	$—	$—	$15,369	$51,749	$—	$—	$51,749
Certificates of deposit	—	3,460	—	3,460	—	3,840	—	3,840
Commercial paper	—	83,838	—	83,838	—	85,860	—	85,860
Corporate bonds	—	202,804	—	202,804	—	150,595	—	150,595
U.S. treasuries	8,833	—	—	8,833	4,804	—	—	4,804
Foreign currency exchange forward contracts	—	—	—	—	—	29	—	29
Total assets	$24,202	$290,102	$—	$314,304	$56,553	$240,324	$—	$296,877
Liabilities
Foreign currency exchange forward contracts	$—	$32	$—	$32	$—	$26	$—	$26
During the three and nine months ended September 27, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Investments at fair value were as follows (in thousands):

	September 27, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$15,369	$—	$—	$15,369
Certificates of deposit	3,460	—	—	3,460
Commercial paper	83,838	2	(2)	83,838
Corporate bonds	202,959	19	(174)	202,804
U.S. treasuries	8,829	5	(1)	8,833
Total available-for-sale investments	$314,455	$26	$(177)	$314,304

	December 28, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,749	$—	$—	$51,749
Certificates of deposit	3,840	—	—	3,840
Commercial paper	85,870	2	(12)	85,860
Corporate bonds	150,711	27	(143)	150,595
U.S. treasuries	4,802	2	—	4,804
Total available-for-sale investments	$296,972	$31	$(155)	$296,848
As of September 27, 2014, the Company’s available-for-sale investments have a contractual maturity term of no more than 18 months. Net realized gains (losses) on short-term and long-term investments for the three and nine months ended September 27, 2014 were insignificant in both periods. Net realized gains (losses) on short-term and long-term investments were zero and $0.2 million for the three and nine months ended September 28, 2013, respectively. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of September 27, 2014 and December 28, 2013, the Company held $59.2 million and $64.6 million of cash in banks, respectively.
Other-Than-Temporary Impairments
As a result of the Company’s disposal of $3.1 million of its remaining auction rate securities (par value) during the first quarter of 2013, it recorded an approximately $0.2 million gain, which was recognized as other gain (loss), net, in the Company’s condensed consolidated statements of operations.
A roll-forward of amortized cost, cumulative other-than-temporary impairments ("OTTI") recognized in earnings and accumulated other comprehensive loss for the nine months ended September 28, 2013 were as follows (in thousands):

	Amortized Cost	Cumulative OTTI in Earnings	Unrealized Gain	OTTI Loss in Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2012	$2,707	$(394)	$784	$(618)	$166
Call on investments	(87)	13	(25)	20	(5)
Investments sold	(2,620)	381	(759)	598	(161)
Balance at September 28, 2013	$—	$—	$—	$—	$—

4.	Cost-method Investment
During the three months ended September 27, 2014, the Company invested an additional $5.5 million in an existing cost-method equity investment. As of September 27, 2014, the Company’s investment in a privately-held company was $14.5 million. This investment is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s cost-method investment is carried at historical cost in its condensed consolidated financial statements and measured at fair value on a nonrecurring basis. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of September 27, 2014, no event had occurred that would adversely affect the carrying value of this investment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during the three and nine months ended September 27, 2014 and September 28, 2013.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the three and nine months ended September 27, 2014 were denominated in euros and British pounds, and had maturities of no more than 35 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
As of September 27, 2014, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in other gain (loss), net, in the accompanying condensed consolidated statements of operations. For the three months ended September 27, 2014 and September 28, 2013, the before-tax effect of foreign currency exchange forward contracts was a gain of $1.2 million and a loss of $1.2 million, respectively. For the nine months ended September 27, 2014 and September 28, 2013, the before-tax effect of foreign currency exchange forward contracts was a gain of $0.8 million and a loss of $1.4 million, respectively.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 27, 2014			As of December 28, 2013
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$20,980	—	$(30)	$16,867	27	$—
Related to British pound denominated receivables	165	—	—	13,271	—	(26)
Related to restricted cash	1,287	—	(2)	1,391	2	—
	$22,432	$—	$(32)	$31,529	$29	$(26)
 _________________

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	September 27, 2014	December 28, 2013
Inventory:
Raw materials	$11,584	$14,311
Work in process	44,462	49,172
Finished goods (1)	74,787	60,202
Total inventory	$130,833	$123,685
Property, plant and equipment, net:
Computer hardware	$8,515	$9,692
Computer software(2)	17,679	16,988
Laboratory and manufacturing equipment	158,446	146,834
Furniture and fixtures	1,343	1,347
Leasehold improvements	37,258	35,913
Construction in progress	6,465	8,950
Subtotal	$229,706	$219,724
Less accumulated depreciation and amortization	(154,742)	(140,056)
Total property, plant and equipment, net	$74,964	$79,668
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,242	$5,120
Professional and other consulting fees	1,033	1,411
Taxes payable	1,620	2,372
Royalties	2,152	1,540
Accrued rebate and customer prepay liability	758	3,807
Accrued interest on convertible senior notes	875	219
Other accrued expenses	10,913	7,962
Total accrued expenses	$23,593	$22,431
 _________________

(1)
Included in finished goods inventory at September 27, 2014 and December 28, 2013 were $16.2 million and $9.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at September 27, 2014 and December 28, 2013 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at September 27, 2014 and December 28, 2013 were $5.4 million and $6.3 million, respectively.

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
The following table sets forth the Company's restricted cash (in thousands):

	September 27, 2014	December 28, 2013
Restricted cash related to outstanding standby letters of credit
Value added tax license	$1,362	$1,430
Customer proposal guarantee	1,771	1,446
Property leases	699	699
Other	392	329
Total restricted cash	$4,224	$3,904

7.	Accumulated Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes in accumulated other comprehensive loss by component for the nine months ended September 27, 2014 (in thousands):

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 28, 2013	$(124)	$(2,602)	$(760)	$(3,486)
Net current-period other comprehensive loss	(27)	(142)	—	(169)
Balance at September 27, 2014	$(151)	$(2,744)	$(760)	$(3,655)

8.	Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock units ("RSUs") and performance stock units ("PSUs"), assumed conversion of convertible senior notes from the conversion spread, and assumed issuance of stock under the Company’s Employee Stock Purchase Plan ("ESPP") using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares are anti-dilutive and therefore, excluded from the diluted net loss calculation.
The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income (loss)	$4,843	$3,347	$5,249	$(21,941)
Denominator:
Basic weighted average common shares outstanding	124,378	118,740	122,953	116,653
Effect of dilutive securities:
Employee equity plans	4,586	5,939	4,109	—
Diluted weighted average common shares outstanding	128,964	124,679	127,062	116,653

Net income (loss) per common share
Basic	$0.04	$0.03	$ 0.04	$(0.19)
Diluted	$0.04	$0.03	$ 0.04	$(0.19)

The number of shares outstanding used in the computation of basic and diluted net income (loss) per share does not include the effect of the potential outstanding common stock listed in the following table. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive under the treasury stock method or the performance condition of the award has not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock options	447	408	706	6,603
Restricted stock units	68	89	250	6,559
Performance stock units	185	211	185	721
Employee stock purchase plan shares	801	675	921	675
Total	1,501	1,383	2,062	14,558

In the three and nine months ended September 27, 2014, and in the three months ended September 28, 2013, the Company excluded the potential shares issuable upon early conversion of the convertible senior notes in the calculation of diluted earnings per share because the market price was below the conversion price. In the future, the Company would include these dilutive effects of the convertible senior notes in the calculation of diluted net income per common share if the market price is above the conversion price. Upon conversion of the convertible senior notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the notes being converted, therefore, only the conversion spread relating to the notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

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
The Notes are governed by an indenture dated as of May 30, 2013 (the "Indenture"), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
Upon conversion, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes as cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, for any remaining conversion obligation. The initial conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $12.58 per share of common stock.
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

The amounts recorded in connection with the issuance of the Notes and related amortization consisted of the following (in thousands):

	Other Non-Current Assets	Long-Term Debt	Additional Paid-in Capital
Principal amount	$—	$150,000	$—
Debt discount	—	(45,000)	—
Equity component	—	—	45,000
Debt issuance cost	3,872	—	(1,659)
Initial transaction amounts	$3,872	$105,000	$43,341
Amortization of debt issuance cost	(851)	—	—
Amortization of debt discount	—	9,888	—
Net carrying amount at September 27, 2014	$3,021	$114,888	$43,341
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Notes. The remaining debt discount amount to be amortized over the remaining years until maturity of the Notes was $35.1 million as of September 27, 2014.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Contractual interest expense	$656	$656	$1,969	$875
Amortization of debt issuance costs	169	152	493	202
Amortization of debt discount	1,956	1,770	5,724	2,350
Total interest expense	$2,781	$2,578	$8,186	$3,427
The coupon rate was 1.75%. The debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of September 27, 2014, the fair value of the Notes was $167.3 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 26, 2014. The Notes are classified as Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $10.61 on September 26, 2014, the if-converted value of the Notes was less than their principal amount.

10.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of September 27, 2014, there were a total of 17.5 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Stock options granted	25	$9.02
Stock options exercised	(1,280)	$6.99	$3,210
Stock options canceled	(92)	$12.39
Outstanding at September 27, 2014	5,020	$7.24	$17,631
Vested and expected to vest as of September 27, 2014	5,017		$17,622
Exercisable at September 27, 2014	4,921	$7.24	$17,329

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,583	$7.72	$64,443
RSUs granted	2,415	$8.37
RSUs released	(2,625)	$7.74	$22,477
RSUs canceled	(424)	$7.88
Outstanding at September 27, 2014	5,949	$7.97	$63,122
Expected to vest at September 27, 2014	5,751		$61,021

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	721	$7.04	$7,054
PSUs granted	508	$7.53
PSUs released	(255)	$6.36	$2,097
PSUs canceled	(97)	$7.18
Outstanding at September 27, 2014	877	$7.49	$9,298
Expected to vest at September 27, 2014	659		$6,994
The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $10.61 at September 26, 2014 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.61 at September 26, 2014. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 27, 2014. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	317	1.5
RSUs	30,599	2.3
PSUs	2,704	1.6
Employee Stock Options
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Volatility	N/A	N/A	52%	N/A
Risk-free interest rate	N/A	N/A	1.3%	N/A
Expected life	N/A	N/A	4.3 years	N/A
Estimated fair value	N/A	N/A	$3.85	N/A
Total stock-based compensation expense	$108	$665	$623	$2,190
_________________

N/A	Not applicable because the Company did not grant any stock options to employees for the periods presented.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Volatility	46%	49%	46% - 51%	46% - 49%
Risk-free interest rate	0.06%	0.10%	0.02% - 0.11%	0.10% - 0.14%
Expected life	0.5 years	0.5 years	0.25 - 0.5 years	0.5 years
Estimated fair value	$2.54	$3.00	$2.05 - $2.57	$1.87 - $3.00
Total stock-based compensation expense	$1,092	$777	$2,726	$2,050
Restricted Stock Units
During the three and nine months ended September 27, 2014, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.1 million shares and 2.4 million shares of the Company’s common stock, respectively. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 27, 2014 and September 28, 2013 was approximately $5.6 million and $15.9 million, respectively, and approximately $5.5 million and $18.2 million, respectively.

Performance Stock Units
Pursuant to the 2007 Plan, during fiscal 2012, the Company granted 0.5 million shares of PSUs to certain of its executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. During the three and nine months ended September 27, 2014, the Company did not release any shares subject to these PSUs.
Pursuant to the 2007 Plan, during fiscal 2013, the Company granted 0.6 million shares of PSUs to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns. During the three and nine months ended September 27, 2014, the Company released zero shares and 0.3 million shares of PSUs, respectively, based on a payout of 1.5 times of the target number of PSUs.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 28, 2013
Infinera Volatility	55%
NASDAQ Telecom Composite Index Volatility	23%
Risk-free interest rate	0.42%
Correlation with NASDAQ Telecom Composite Index	0.56
Estimated fair value	$6.27 - $7.06
Pursuant to the 2007 Plan, during the three and nine months ended September 27, 2014, the Company granted zero shares and 0.4 million shares of PSUs, respectively, to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the iShares North American Tech-Multimedia Networking ("IGN") Index over the span of one, two and three years of total shareholder returns.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Nine Months Ended
September 27, 2014
Infinera Volatility	49% - 50%
IGN Index Volatility	25%
Risk-free interest rate	0.66% - 0.71%
Correlation with IGN Index	0.60
Estimated fair value	$6.59 - $7.60
Pursuant to the 2007 Plan, during the three months ended September 27, 2014, the Company granted 0.1 million shares of PSUs to several employees. These PSUs will only vest upon the achievement of certain specific performance criteria and are subject to each employee's continued service to the Company. If the specific performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled.
Amortization of stock-based compensation related to PSUs in the three and nine months ended September 27, 2014 was approximately $0.6 million and $1.5 million, respectively. Amortization of stock-based compensation related to PSUs in the three months ended September 28, 2013 was approximately $0.5 million. Amortization of stock-based compensation in the nine months ended September 28, 2013 was approximately $0.1 million, including $1.5 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with ASC 718.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 27, 2014	December 28, 2013
Stock-based compensation effects in inventory	$3,160	$3,189
Stock-based compensation effects in deferred inventory cost	$13	$15
Stock-based compensation effects in fixed assets	$126	$145

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$492	$422	$1,421	$1,382
Research and development	2,270	2,434	6,488	8,175
Sales and marketing	1,982	1,853	5,517	5,659
General and administration	1,628	1,807	4,707	4,167
	6,372	6,516	18,133	19,383
Cost of revenue – amortization from balance sheet (1)	999	1,127	2,714	4,419
Total stock-based compensation expense	$7,371	$7,643	$20,847	$23,802
_________________

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11.	Income Taxes
Provision for income taxes for the three and nine months ended September 27, 2014 was $0.2 million and $1.1 million, respectively, on pre-tax income of $5.0 million and $6.3 million, respectively. This compared to a tax provision of $0.3 million and $1.2 million, respectively, on pre-tax income of $3.7 million and a pre-tax loss of $20.7 million, respectively, for the three and nine months ended September 28, 2013. In all periods, the tax expense primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost plus basis and remains relatively similar in all periods, regardless of the level of consolidated earnings. Because of the Company's significant loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of nominal amounts of state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

The Company regularly assesses the need for the valuation allowance on its deferred tax assets based on the technical accounting guidance available. Based upon that guidance and its historical operating losses, the Company believes that its deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of September 27, 2014 and December 28, 2013. In assessing this position, the Company will consider historical cumulative operating profits and losses, future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which it operates, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis and an adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Americas:
United States	$120,769	$103,113	$367,802	$270,437
Other Americas	9,230	2,024	17,526	6,544
	129,999	105,137	385,328	276,981
Europe, Middle East and Africa	34,131	32,262	78,978	103,022
Asia Pacific and Japan	9,429	4,621	17,467	25,027
Total revenue	$173,559	$142,020	$481,773	$405,030

Property, plant and equipment, net

	September 27, 2014	December 28, 2013
United States	$72,428	$76,850
Other Americas	237	319
Europe, Middle East and Africa	943	1,451
Asia Pacific and Japan	1,356	1,048
Total property, plant and equipment, net	$74,964	$79,668

13.	Guarantees
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
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning balance	$27,948	$19,701	$22,908	$16,482
Charges to operations	5,820	5,220	18,181	16,646
Utilization	(2,312)	(2,645)	(7,924)	(6,783)
Change in estimate (1)	(3,650)	886	(5,359)	(3,183)
Balance at the end of the period	$27,806	$23,162	$27,806	$23,162
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
Cambrian Science Patent Infringement Litigation
On July 12, 2011, the Company was notified by Level 3 that Cambrian Science Corporation ("Cambrian") filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the "Defendants") in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the "'312 Patent") and requesting damages for such alleged infringement (the "Cambrian Claim"). The nature of the Cambrian Claim involves allegations of infringement of the '312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including our DTN platform. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which the Company denied infringement of the '312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. The Company filed its answer to the second amended complaint on October 21, 2011, in which the Company maintained the same denials and defenses as in the Company’s initial answer. On December 23, 2011, the Company filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to the Company’s motion on December 30, 2011. The Company’s request was denied in the court’s decision on March 7, 2012. The Company presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012.

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of the Company’s proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, the Company filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted the Company's motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit. The Company is seeking to recover certain costs and attorney's fees from Cambrian.

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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 27, 2014, the Company has not accrued or recorded any such material liabilities other than for the accrual associated with the Cambrian lawsuit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding earnings, revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services, including new product costs, delivery dates and revenue; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 21, 2014. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We were founded in December 2000 with a unique vision for optical networking. Prior to this, communications service provider optical networks were built from fairly commoditized products, broadly known as wavelength division multiplexing ("WDM") systems. The continued growth in bandwidth demand has increased the need for the delivery of high-capacity low-cost bandwidth throughout the network. We believe that in many cases, traditional point-to-point network architectures do not provide the required flexibility to meet this demand. It takes large amounts of low-cost bandwidth, pervasive Optical Transport Network ("OTN") switching, and the intelligence of bandwidth management to manage these larger networks and deliver high-capacity services quickly and cost-effectively. We believe this can best be achieved with photonic integrated circuits ("PICs") and that only through photonic integration can network operators efficiently scale their network bandwidth without significant increases in space, power or operational workload.
We provide optical transport networking equipment, software and services to telecommunications service providers, internet content providers, cable operators, and wholesale network operators, including subsea network operators (collectively, "Service Providers") across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services, cloud-based services and wholesale bandwidth services.
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
As traffic patterns in the optical network continue to grow to accommodate increased demands for transmission capacity, we believe that the Infinera Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components rather than PICs. We also believe that this enables Service Providers to deploy reliable, high-capacity, efficient optical network solutions that are easy to use and to improve the integration between the layers of Service Provider networks with the lowest total cost of ownership.

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
As of September 27, 2014, we have sold our network systems for deployment in the optical networks of 136 customers worldwide, including CenturyLink, Colt, Cox Communications, DANTE, Deutsche Telekom, Equinix, Interoute, KDDI, Level 3, NTT, OTE, Pacnet, Rostelecom, Telefonica, TeliaSonera International Carrier, Vodafone and XO Communications. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 49 customers who have purchased our DTN-X platform.
In September 2014, we introduced the Infinera Cloud Xpress ("CX") family of metro optical platforms, designed for network operators delivering cloud-based services to consumers and businesses worldwide. The CX platform is optimized for the metro cloud, the transport network that interconnects multiple data centers within a metro area. We anticipate commencing shipments of our CX platform in the fourth quarter of 2014.
We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. One customer accounted for over 10% of our revenue in the third quarter of 2014, and three customers each accounted for over 10% of our revenue in the corresponding period in 2013. One customer accounted for over 10% of our revenue in the nine months ended September 27, 2014, and no single customer accounted for over 10% of our revenue in the corresponding period in 2013.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 97% of our revenue from direct sales to customers in each of the three and nine month periods ended September 27, 2014, respectively, and 96% and 94% of our revenue for the three and nine months ended September 28, 2013, respectively. Our strategy is to leverage channel partners where appropriate to expand our presence in certain geographies and markets; however, we expect to continue generating a substantial majority of our revenue from direct sales. As we move forward with a broader product offering, we will evaluate using more indirect sales channels to maximize the potential sales of our products.
In the remainder of 2014, our goal is to continue our growth in the 100 Gbps technology cycle with additional network builds to both new and existing customers. We also anticipate customers who deployed the DTN-X platform over the past two years to buy additional capacity for their networks, which if they do, will drive additional revenue. In addition, as manufacturing volumes continue to grow, we expect to gain financial leverage from our manufacturing assets, which along with increased capacity sales, will also improve gross margin levels. We anticipate generating positive cash flows over the remainder of the fiscal year.
Our year-over-year and quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development of new products, acquisitions of new customers, spending patterns of existing customers and the timing of large product deployments.
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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 27, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	September 27, 2014		September 28, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$147,178	85%	$121,332	85%	$25,846	21%
Services	26,381	15%	20,688	15%	5,693	28%
Total revenue	$173,559	100%	$142,020	100%	$31,539	22%
Cost of revenue:
Product	$86,703	50%	$66,685	47%	$20,018	30%
Services	11,554	7%	6,964	5%	4,590	66%
Total cost of revenue	$98,257	57%	$73,649	52%	$24,608	33%
Gross profit	$75,302	43%	$68,371	48%	$6,931	10%

	Nine Months Ended
	September 27, 2014		September 28, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$413,784	86%	$350,322	86%	$63,462	18%
Services	67,989	14%	54,708	14%	13,281	24%
Total revenue	$481,773	100%	$405,030	100%	$76,743	19%
Cost of revenue:
Product	$251,047	52%	$222,330	55%	$28,717	13%
Services	26,765	6%	19,973	5%	6,792	34%
Total cost of revenue	$277,812	58%	$242,303	60%	$35,509	15%
Gross profit	$203,961	42%	$162,727	40%	$41,234	25%
Revenue
Total revenue increased by $31.5 million, or 22%, during the three months ended September 27, 2014 compared to the corresponding period in 2013 and increased by $76.7 million, or 19%, during the nine months ended September 27, 2014 compared to the corresponding period in 2013.
Total product revenue increased by $25.8 million, or 21%, during the three months ended September 27, 2014 compared to the corresponding period in 2013 as a result of growth in DTN-X deployments across multiple customer verticals as the 100G cycle continued to be strong. We continue to see customers adding new routes and additional capacity to their existing networks.
Total product revenue increased by $63.5 million, or 18%, during the nine months ended September 27, 2014 compared to the corresponding period in 2013. This increase was driven by stronger demand as our customers continued to deploy our products to meet the growing bandwidth needs of their networks. In addition, we continued to win opportunities with new customers.
Total services revenue increased by $5.7 million, or 28%, during the three months ended September 27, 2014 compared to the corresponding period in 2013. Total services revenue increased by $13.3 million, or 24%, during the nine months ended September 27, 2014 compared to the corresponding period in 2013. The increase in both the quarter and year-to-date periods of fiscal 2014 was due to higher levels of deployment services as customers built out new networks utilizing our teams’ expertise as well as higher on-going support services as we continued to grow our installed base.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 27, 2014		September 28, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$120,769	70%	$103,113	73%	$17,656	17%
International	52,790	30%	38,907	27%	13,883	36%
	$173,559	100%	$142,020	100%	$31,539	22%
Total revenue by sales channel:
Direct	$167,512	97%	$135,699	96%	$31,813	23%
Indirect	6,047	3%	6,321	4%	(274)	(4)%
	$173,559	100%	$142,020	100%	$31,539	22%

	Nine Months Ended
	September 27, 2014		September 28, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$367,802	76%	$270,437	67%	$97,365	36%
International	113,971	24%	134,592	33%	(20,621)	(15)%
	$481,773	100%	$405,029	100%	$76,744	19%
Total revenue by sales channel:
Direct	$468,295	97%	$378,780	94%	$89,515	24%
Indirect	13,478	3%	26,249	6%	(12,771)	(49)%
	$481,773	100%	$405,029	100%	$76,744	19%

Our revenue in North America continued to grow as many of our large customers are based in this region. As a result, North America represented the majority of our revenue, accounting for 70% of total revenue in the three months ended September 27, 2014. After a relatively soft first half of fiscal 2014, our international revenue increased by $13.9 million to 30% of total revenue for the three months ended September 27, 2014 from 27% of total revenue in the corresponding period in 2013. The Europe, Middle East and Africa region was the strongest as several customers made the decision to expand their networks utilizing our solution.
During the nine months ended September 27, 2014, our revenue in North America represented 76% of total revenue. Our international revenue decreased by $20.6 million to 24% of total revenue for the nine months ended September 27, 2014 from 33% of total revenue in the corresponding period in 2013. International revenue decreased as a percentage of total revenue during the nine months ended September 27, 2014 due to strong demand within North America. International revenue decreased in absolute dollars during the nine months ended September 27, 2014 due to relative weakness during the first half of 2014 as compared to particularly strong demand in Europe during the nine months ended September 28, 2013.
We believe that our DTN-X platform is well positioned as existing customers continue to build out their networks and as we gain opportunities to deploy our products with new customers. We continue to see strong demand across multiple regions and customer verticals. As a result, we currently expect that these dynamics will drive our revenue slightly higher in the fourth quarter of 2014 on a sequential basis and represent significant year-over-year growth.
Cost of Revenue and Gross Margin
Gross margin decreased to 43% in the three months ended September 27, 2014 from 48% in the corresponding period of 2013. The decrease was primarily driven by a greater mix of lower margin network footprint sales during the three months ended September 27, 2014.
Gross margin increased to 42% in the nine months ended September 27, 2014 from 40% in the corresponding period of 2013. This increase was primarily due to leverage gained from our vertically integrated operating model as volumes continue to grow and an improved ratio of capacity additions to existing networks versus new network builds.
Based on our current outlook, we expect that gross margin in the fourth quarter of 2014 will be consistent with the prior quarter as we anticipate continued manufacturing leverage associated with higher volumes as well as favorable mix of additional capacity versus new network builds.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 27, 2014		September 28, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$35,051	20%	$32,528	23%	$2,523	8%
Sales and marketing	20,794	12%	17,720	13%	3,074	17%
General and administrative	11,977	7%	11,678	8%	299	3%
Total operating expenses	$67,822	39%	$61,926	44%	$5,896	10%

	Nine Months Ended
	September 27, 2014		September 28, 2013
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$96,135	20%	$93,935	23%	$2,200	2%
Sales and marketing	56,738	12%	52,921	13%	3,817	7%
General and administrative	36,612	8%	32,976	8%	3,636	11%
Total operating expenses	$189,485	40%	$179,832	44%	$9,653	5%

 Research and Development Expenses
Research and development expenses increased by $2.5 million, or 8%, during the three months ended September 27, 2014 compared to the corresponding period in 2013 primarily due to increased compensation costs of $3.0 million as we have increased headcount to drive our future product roadmap. In addition, we had increased facilities and depreciation costs of $1.2 million, and discretionary spend of $0.6 million in order to support our growing business. These increases were primarily offset by $2.3 million of decreased prototype and non-recurring engineering expenses due to the timing of certain projects.

Research and development expenses increased by $2.2 million, or 2%, during the nine months ended September 27, 2014 compared to the corresponding period in 2013 primarily due to increased compensation costs of $3.8 million as we have increased headcount to drive our future product roadmap. In addition, we had increased facilities and depreciation costs of $2.2 million, increased costs of professional outside services of $1.1 million, and increased other discretionary spending of $0.6 million in order to support our growing business. These increases were partially offset by a decrease in prototype and non-recurring engineering expense of $3.8 million due to timing of certain projects and decreased stock-based compensation expense of $1.7 million due to lower equity activity as compared to the corresponding period in the prior year.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.1 million, or 17%, during the three months ended September 27, 2014 compared to the corresponding period in 2013 primarily due to increased compensation costs of $1.2 million due to higher headcount to support the continued expansion of our business and higher sales commissions associated with revenue growth. We also had increased expenses related to customer lab trials of $0.7 million and increased trade show and other marketing related expenses of $0.7 million as we are launching new products and preparing to address new markets. In addition, we had $0.5 million of higher discretionary spending in order to support our growing business.
Sales and marketing expenses increased by $3.8 million, or 7%, during the nine months ended September 27, 2014 compared to the corresponding period in 2013 primarily due to increased compensation costs of $1.7 million due to higher headcount to support the continued expansion of our business and higher sales commissions associated with revenue growth. We also had increased travel, trade show and other marketing related expenses of $1.6 million and other discretionary spending of $0.5 million in order to support our growing business.
General and Administrative Expenses
General and administrative expenses increased by $0.3 million, or 3%, during the three months ended September 27, 2014 compared to the corresponding period in 2013 primarily due to higher compensation and personnel-related costs of $0.7 million, and other discretionary spending of $0.1 million. These increases were partially offset by decreased costs of legal fees of $0.5 million as litigation activity has declined.
General and administrative expenses increased by $3.6 million, or 11%, during the nine months ended September 27, 2014 compared to the corresponding period in 2013 primarily due to higher compensation and personnel-related costs of $2.8 million due to an increase in headcount as we continue to grow our team to support our growing business. In addition, we had increased costs of professional outside services of $0.6 million and increased equipment and software costs of $0.6 million. These increases were partially offset by decreased depreciation expense of $0.4 million.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	Change	% Change	September 27, 2014	September 28, 2013	Change	% Change
	(In thousands)
Interest income	$373	$232	$141	61%	$1,046	$636	$410	64%
Interest expense	(2,781)	(2,578)	(203)	8%	(8,186)	(3,427)	(4,759)	139%
Other gain (loss), net	(24)	(444)	420	(95)%	(1,017)	(805)	(212)	26%
Total other income (expense), net	$(2,432)	$(2,790)	$358	(13)%	$(8,157)	$(3,596)	$(4,561)	127%
Interest income increased by $0.1 million and $0.4 million during the three and nine months ended September 27, 2014, respectively, compared to the corresponding periods in 2013. These increases were primarily driven by a higher investment balance as a result of both our cash generated from operations over the past year and the proceeds from the issuance in May 2013 of $150.0 million aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the "Notes").

Interest expense for the three and nine months ended September 27, 2014 consisted of cash interest payments and amortization of discount and issuance costs related to the Notes. The nine months ended September 28, 2013 had significantly lower interest expense as the Notes were not issued until May 2013.
The change in other gain (loss), net, for the three months ended September 27, 2014 as compared to the same period of 2013 was primarily due to an decrease in foreign currency transaction losses. The change in other gain (loss), net, for the nine months ended September 27, 2014 as compared to the same period of 2013 was primarily due to a $0.2 million gain from the disposal of our remaining auction rate securities.
Income Tax Provision
Provision for income taxes for the three and nine months ended September 27, 2014 was $0.2 million and $1.1 million, respectively, on pre-tax income of $5.0 million and $6.3 million, respectively. This compared to a tax provision of $0.3 million and $1.2 million, respectively, on a pre-tax income of $3.7 million and a pre-tax loss of $20.7 million, respectively, for the three and nine months ended September 28, 2013. In all periods, the tax expense primarily represents foreign taxes of our overseas subsidiaries compensated on a cost plus basis and remains relatively similar in all periods, regardless of the level of consolidated earnings. Because of our significant loss carryforward position and corresponding full valuation allowance, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards, with the exception of nominal amounts of state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
Liquidity and Capital Resources

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$17,237	$9,395
Investing activities	$(48,443)	$(140,030)
Financing activities	$17,837	$164,479

	September 27, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$110,864	$124,330
Short-term and long-term investments	262,599	237,079
Long-term restricted cash	4,224	3,904
	$377,687	$365,313
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
Operating Activities
Net cash provided by operating activities for the nine months ended September 27, 2014 was $17.2 million as compared to $9.4 million for the corresponding period in 2013.
Net income for the nine months ended September 27, 2014 was $5.2 million, which included non-cash charges of $49.1 million, compared to a net loss of $21.9 million for the corresponding period in 2013, which included non-cash charges of $45.5 million.

Net cash used to fund working capital was $37.2 million for the nine months ended September 27, 2014. Accounts receivables increased by $35.5 million due to the higher revenue levels and the timing of invoicing of network deployments and collections during the period. Inventory increased by $9.0 million in order to support the higher revenue levels. Accounts payable increased by $11.0 million primarily reflecting increased inventory purchases and timing of payments during the period.
Net cash used to fund working capital was $14.2 million for the nine months ended September 28, 2013. Accounts receivables decreased by $19.8 million primarily due to improved linearity of shipments. Inventory increased by $3.6 million to support the growing revenue levels. Accounts payable decreased by $30.6 million primarily reflecting the timing of inventory purchases and improved linearity of supply during the period.
Investing Activities
Net cash used in investing activities in the nine months ended September 27, 2014 was $48.4 million compared to net cash used in investing activities of $140.0 million in the corresponding period of 2013. Investing activities for the nine months ended September 27, 2014 included net cash used of $28.3 million associated with purchases, maturities and sales of investments and $14.4 million of capital expenditures in the period. We also invested an additional $5.5 million in an existing cost-method equity investment during the third quarter of 2014.
Net cash used in investing activities for the nine months ended September 28, 2013 included $126.5 million from purchases, maturities, calls and sales of investments in the period, and $13.6 million of capital expenditures. The increase in net cash used in investing activities during the nine months ended September 28, 2013 was primarily related to the investment of the proceeds received from the issuance of the Notes.
Financing Activities
Net cash provided by financing activities in the nine months ended September 27, 2014 was $17.8 million compared to $164.5 million in the corresponding period of 2013. Financing activities for the nine months ended September 27, 2014 and the corresponding period in 2013 included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units. Financing activities for the nine months ended September 28, 2013 also included net proceeds from the issuance of the Notes of $144.5 million.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes as cash, shares of common stock or a combination of cash and shares of common stock, at our election, for any remaining conversion obligation. The carrying value of the Notes was $114.9 million as of September 27, 2014, which represents the liability component of the $150.0 million principal balance, net of a $35.1 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of September 27, 2014, contractual obligations related to the Notes are payments of $1.3 million due within 2014, $2.6 million due each year from 2015 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements.
As of September 27, 2014, we had $317.6 million of cash, cash equivalents, and short-term investments, including $16.8 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of September 27, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 28, 2013.
Market Risk and Market Interest Risk
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
As of September 27, 2014, the fair value of the Notes was $167.3 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 26, 2014. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Cambrian Science Patent Infringement Litigation

On July 12, 2011, we were notified by Level 3 that Cambrian Science Corporation ("Cambrian") filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the "Defendants") in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the "'312 Patent") and requesting damages for such alleged infringement (the "Cambrian Claim"). The nature of the Cambrian Claim involves allegations of infringement of the '312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including our DTN platform. On August 24, 2011, Cambrian amended the complaint to name us as a defendant. We assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which we denied infringement of the '312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. We filed our answer to the second amended complaint on October 21, 2011, in which we maintained the same denials and defenses as in our initial answer. On December 23, 2011, we filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to our motion on December 30, 2011. Our request was denied in the court’s decision on March 7, 2012. We presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012.

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of our proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, we filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted our motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit. We are seeking to recover certain costs and attorney's fees from Cambrian.

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
For the fiscal year ended December 28, 2013, we recorded a net loss of $32.1 million, and for the quarter ended September 27, 2014, we recorded net income of $4.8 million. As of December 28, 2013, our accumulated deficit was $604.5 million. As of September 27, 2014, our accumulated deficit was $599.2 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to the sales, marketing and research and development of our products and other costs related to the maintenance and expansion of our manufacturing facilities and research and development operations. We may therefore sustain significant operating losses and negative cash flows in the future. We will require increased revenue and product gross margins to achieve profitability on an annual basis.
Our revenue and operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our revenue and operating results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past four fiscal quarters, our revenue has ranged from $139.1 million to $173.6 million and our operating income (loss) has ranged from income of $8.1 million to a loss of $7.1 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of long-term future revenue and the development efforts associated with these future revenues. As a result, fluctuations in our revenue and gross margins will have a significant impact on our operating results. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in additional operating losses.
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
Our gross margins fluctuate from period-to-period and vary by customer and by product specification. Over the past four fiscal quarters, our gross margins have ranged from 40% to 43%. Our gross margins are likely to continue to fluctuate and will be affected by a number of factors, including:

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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problem experiences by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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

If we fail to expand sales of our products into the metro market, our ability to increase revenue will be harmed.
We believe that, in order to grow our revenue and business, we must successfully sell our products into the metro market. This will depend on our ability, to timely and in a cost-effective manner, develop new products with unique requirements focused on space, power consumption and cost.  In order for us to address a portion of this market, we recently announced the introduction of the Cloud Xpress family of metro optical platforms, which we believe addresses a new opportunity in the metro market. In order to succeed in our sales efforts, we believe that we must hire additional sales personnel to meet the increasing needs of these customers and develop the necessary relationships. We may also have to incur substantial unanticipated costs to market and identify the appropriate partners to increase any sales of these new products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, if we do not succeed in our efforts to address the metro market, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and increase revenue.
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
The development and production of products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced errors in the past in connection with our DTN and DTN-X platforms, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, will be found from time to time in our products. Our products may suffer degradation of performance and reliability over time.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. We have a history of significant operating losses, including a net loss of $32.1 million for 2013. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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
We market, sell and service our products globally. During the first nine months of fiscal 2014 and in the fiscal years 2013 and 2012, we derived approximately 24%, 36% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our successes in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
The Federal Communications Commission ("FCC") has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and communications equipment. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.
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

10.1
Separation Agreement and General Release of All Claims between Alastair A. Short and the Company, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed on July 17, 2014.

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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 29, 2014