Form 10-K
period 2014-12-27
INFINERA CORP
filed 2015-02-18
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $845,017,931 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 9, 2015, 128,004,196 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 27, 2014

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we” or “Infinera”) provides optical transport networking equipment, software and services to Tier 1 and Tier 2 telecommunications service providers, Internet content providers (“ICPs”), cable operators, wholesale and enterprise carriers, research and education institutions, and government entities (collectively, “Service Providers”) across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
Our technologies and platforms enable Service Providers to deliver vast amounts of bandwidth with greater ease. We leverage our unique large scale photonic integrated circuits (“PICs”) to deliver innovative optical networking solutions for the most demanding network environments. The Infinera Intelligent Transport Network is an architecture that enables Service Providers to automate, converge and scale their long-haul, subsea, data center and metro optical networks. This architectural approach helps Service Providers to rapidly deploy reliable, differentiated services while reducing their operating costs through scale, multi-layer convergence and automation.
We manufacture large-scale Indium Phosphide PICs, which are used as a key differentiating component inside our Intelligent Transport Network platforms. Our first and second generation PICs transmit and receive 100 Gigabits per second (“Gbps”) of wavelength division multiplexing (“WDM”) transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of PICs approximately the size of a fingernail. Our third generation PICs, commercially available since 2012, transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of PICs. Our PICs are combined with the FlexCoherent Processors to deliver coherent optical transmission and with high-performance Optical Transport Network (“OTN”) switching capabilities to offer Service Providers a unique combination of highly-scalable transmission capacity and easy to use bandwidth management tools to simplify transport network operations.
Similar to how silicon integrated circuits changed the dynamics of the computing industry by increasing computing performance and reliability while reducing physical size, power consumption and heat dissipation, we believe our PICs change the dynamics of the optical transport network industry by increasing optical performance and reliability while reducing physical size, power consumption and heat dissipation. We fabricate PICs and develop the software and strategic hardware elements that together comprise the optical transport network platforms at the foundation of our Intelligent Transport Network architecture. We sell these optical transport network platforms to Service Providers along with a comprehensive suite of installation, management and support services. We believe that Service Providers facing increasing demand for greater optical transport network transmission capacity and the need for more favorable network economics will adopt our optical network solutions.
The Infinera DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Terabits per second (“Tbps”) of OTN switching in a single bay. The Infinera DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver our high-capacity Intelligent Transport Networks that reduce power, cooling and space requirements while simplifying transport network operations. The Infinera DTN platform currently supports 10 Gbps WDM transmission capacity combined with integrated switching capabilities.
In addition to Service Providers that are looking for network architectures to respond to continued demand for bandwidth across their long-haul and subsea networks, Service Providers are now starting to build networks to support data center interconnections across metro cloud and campus environments. Our recently introduced Cloud Xpress platform is optimized to help Service Providers scale cloud networks with hyper-scale density, simplified operations and low power.
“Infinera,” “Infinera DTN,” “Infinera DTN-X,” “ATN,” “Infinera Intelligent Transport Network,” “FlexCoherent,” “Infinera Instant Bandwidth” are trademarks or service marks of Infinera Corporation in the United States, certain other countries and /or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.

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
We believe that a number of trends in the communications industry are increasing demand for network capacity and ultimately will increase demand for optical transport networking systems. These trends include growth in bandwidth-intensive services like streaming high-definition video services, the proliferation of 4G and WiFi mobile broadband due to the availability of smartphones and tablets, and the growth of cloud services.

Consumers and businesses increasingly rely on the cloud for their application needs. As cloud adoption increases, large network operators are reporting a magnification effect on incoming traffic, such that a single request from an end user can generate many times the amount of traffic between data centers than was contained in the request. This server-to-server traffic is also called east-west traffic and this magnification effect is accelerating the deployment of high-capacity transport solutions into the metro cloud.
We believe that Service Providers seek the following solutions that will allow them to increase their revenue and/or expand their service offerings:

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

We believe that the Infinera Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems that still rely on discrete optical components rather than PICs. We also believe that our Intelligent Transport Network architecture enables Service Providers to deploy reliable, high-capacity, efficient optical transport network solutions that are easy to use and improve the integration between the layers of Service Provider networks resulting in the lowest total cost of ownership.
The Infinera Strategy
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. Key aspects of our strategy to achieve this goal are as follows:

•
Increasing our customer base and expanding our geographical footprint. We continue to diversify our customer base across multiple markets. In 2015 and beyond, we intend to increase our penetration with new and existing customers while leveraging our Infinera DTN-X and Cloud Xpress platforms. In 2014, we further increased our presence outside of the United States, with the addition of new customers across multiple regions.

•
Penetrating adjacent markets. We are developing and building new products for specific markets, including the metro aggregation and metro cloud markets. In 2014, we increased our addressable markets by introducing the Cloud Xpress platform for the metro cloud market. In addition, we plan to introduce a product to address the metro aggregation market towards the end of 2015, allowing us to further expand our total addressable market. We intend to continually add functionality to our existing products and to develop the service and support infrastructure needed to address the long-haul, metro aggregation and metro cloud markets.

•
Continuing commitment to provide world-class support services to our customers. We believe that our lead in customer experience capabilities is a major differentiator. Infinera's global customer service and technical support team is committed to making our customers successful by providing the highest quality support services to deploy, operate and maintain their networks.

•
Maintaining and extending our technology lead. We plan to incorporate the functionality of additional discrete functions into our PICs in order to continue to increase our technology lead. In addition, we intend to pursue the expansion of our digital switching and bandwidth management capabilities in order to enhance the performance, scalability and economic advantages of our products.

•
Continuing investment in PIC manufacturing activities. We believe that our vertical integration and manufacturing capabilities serve as competitive advantages. We intend to continue to invest in the manufacturing capabilities needed to produce new generations of PICs.

•
Investing in Software Defined Networking. We are seeing a trend in which Service Providers are looking for more programmable networks and we plan to add application programming interfaces to our Intelligent Transport Network architecture so they can be used by Service Providers to build more agile networks that can deliver competitive services. Although this trend has not really taken hold yet in the wide area networking space, we believe that our products are uniquely architected to handle the needs of software defined networks (“SDN”) with large pools of intelligent bandwidth.

Customers
As of December 27, 2014, we have sold our Intelligent Transport Network platform to 140 customers worldwide, including:

•	Tier-1 carriers for domestic and international networks;

•	Tier-2 carriers;

•	internet content provider/data center operators;

•	wholesale and enterprise carriers;

•	multiple system operators/cable companies; and

•	research and education/government entities.
At the end of 2014, we had 59 customers who have purchased the Infinera DTN-X platform. We do not have long-term sales commitments from our customers. One customer accounted for over 10% of our revenue in 2014. Revenue from this customer was 19% of total revenue in 2014. No individual customer accounted for over 10% of our revenue in 2013 or 2012.
Technology
Intelligent Transport Network Architecture
Infinera was founded with a vision of increasing the functionality and improving the economics of optical transport systems. To that end, our core engineering team consists of optical component and systems experts who have collaborated to create an innovative optical networking architecture that combines the delivery of large amounts of low-cost bandwidth with distributed switching and the embedded software intelligence of bandwidth management to manage larger networks and deliver high-capacity services quickly and cost-effectively. We have focused our efforts, time and capital on developing multiple platforms based on our Intelligent Transport Network architecture.
Our Intelligent Transport Network architecture enables Service Providers to create rich end-user experiences based on efficient, high-capacity transport by combining the following elements:

•
Scalability. The proliferation of data centers, rise of big data and increasing consumption of video are fundamentally changing traffic characteristics in operator networks. The Infinera Intelligent Transport Network delivers 500 Gbps FlexCoherent super-channels today and is designed to scale without compromise to enable terabit super-channels and terabit Ethernet in the future.

•
Convergence. Networks are growing in complexity with the proliferation of chassis, network layers and fiber interconnects. Complexity increases the time it takes to plan and deploy network services and increases the cost of maintenance, operation, power, space and cooling. By converging packet and OTN switching functions with WDM, the Infinera Intelligent Transport Network is designed to reduce complexity while lowering overall network spending without compromising performance.

•
Automation. Network operators face intensifying competition to meet customer demand for immediate bandwidth needs and better visibility into the network. The Infinera Intelligent Transport Network features intelligent software control and open SDN application programming interfaces (“APIs”) to help simplify multi-layer provisioning. Automation allows the end-user to control their own network services. Furthermore, our Infinera Instant Bandwidth offering enables our customers to align service revenue to transport network growth by instantly provisioning additional capacity when it is needed.

Infinera PICs
We believe that our proprietary PICs are a key source of our value proposition and competitive advantage. We manufacture and package our PICs at our own facilities for use exclusively with our Infinera DTN, Infinera DTN-X and Cloud Xpress platforms. We began the design and manufacture of our PICs shortly after we were founded in December 2000. We employ a multi-disciplinary approach towards the development and manufacture of our PICs, with significant interaction between our manufacturing, system engineering and advanced technology groups. As a leader in the development of photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual protections. We believe that as a result of the combination of the multiple disciplines that were required to develop our PIC, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed.
The Infinera DTN platform transmits optical capacity in increments of 100 Gbps, utilizing a pair of PICs. The Infinera DTN-X and Cloud Xpress transmit 500 Gbps super-channels, utilizing a pair of PICs. Our first and second generation 100 Gbps PICs integrate the functionality of 60 optical functions onto a pair of chips, and our third generation 500 Gbps PICs have increased this integration to over 600 discrete functions per pair of chips. We believe that large-scale photonic integration enables significantly improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration, increased device density and manufacturing yield enhancements.
Infinera FlexCoherent Processor
The term “coherent transmission” generally implies the combination of a number of technologies used to transmit data over optical transport networks. These optical transmission methodologies are based on varying optical technologies, namely: phase modulation, polarization multiplexing, coherent detection and advanced digital signal processing. These “coherent technologies” are used by Service Providers to enable higher data capacities to be transmitted over their existing optical fiber infrastructure, typically using the same or better design rules than those used for 10 Gbps transmission. Typically, a coherent transmitter uses a more complex optical circuit and requires a significantly greater number of optical components than more traditional non-coherent transmission methodologies. We have integrated proprietary coherent technologies onto our FlexCoherent Processor, which works in conjunction with our 500 Gbps PICs to construct a single module. This module incorporates our long-haul FlexCoherent 500 Gbps WDM super-channels with software selectable modulation formats and exceptional optical transport performance.
Super-Channels
The Infinera DTN-X and Cloud Xpress platforms support five channels of 100 Gbps capacity in a single line card. This 500 Gbps pool of bandwidth is managed as a super-channel that can be deployed in a single operational motion. Competitive solutions would require the installation of five discrete line modules, each turned up with its own operational motion, in order to achieve the same system capacity. This results in competitive advantages in the areas of space and power consumption, leading to lower operational costs and long-term system reliability, as well as significant reductions in time to install and repair.

Integrated OTN Switching
OTN offers a highly-structured approach to service multiplexing and switching which enables customers to reduce operational costs and more efficiently utilize higher-capacity bandwidth in their networks. Historically, the OTN switching and WDM transport functions have been deployed by Service Providers in separate systems. Our unique PIC technology allows the Infinera DTN and Infinera DTN-X platforms to fully integrate WDM transport and OTN switching capabilities in a single platform, without compromising overall system functionality or capacity. This is achieved by reducing the number of elements and fiber connections in the network, as well as lowering space and power requirements. This results in an improved total cost of ownership for the customer.
Infinera Instant Bandwidth
Infinera Instant Bandwidth enables Service Providers to license the 500 Gbps super-channel pool of bandwidth in 100 Gbps increments. With the Infinera Instant Bandwidth program, Service Providers can instantly provision an additional 100G of transmission capacity on demand without the deployment of any incremental equipment. The Instant Bandwidth program is uniquely enabled by our super-channel capability and PICs.
Infinera IQ Network Operating System
The Infinera IQ Network Operating System is our embedded software operating system, which enables our Service Providers to simplify and speed up the tasks they perform to deliver, differentiate, and manage services and to optimize the utilization of their networks. The IQ Network Operating System supports GMPLS for end-to-end provisioning, protection and restoration services, and a host of performance monitoring and software-definable testing capabilities.
Infinera Line System
Our Intelligent Transport Network platforms are built upon and connected to one another using an optical “line system.” The Infinera Line System (“ILS”) provides optical amplification and enables the management communication channel between network nodes. ILS currently supports up to 1.6 Tbps of optical capacity on a single fiber using the Infinera DTN platform. The latest version of ILS, called FlexILS, supports up to 9.5 Tbps of capacity using the Infinera DTN-X platform. ILS is fully integrated into our management and control software and can be managed across platforms. Our bandwidth management capabilities allow our customers to manage and utilize the available capacity as a single pool of bandwidth to satisfy customer requirements, including services at speeds from 1 Gbps up to 100 Gbps.
Products and Services
Our product portfolio consists of the Infinera DTN-X and the Infinera DTN platforms targeted primarily for long-haul and subsea networks and the Cloud Xpress and ATN platforms targeted primarily for metro networks. We also provide software solutions to increase the efficiency and optimization of the network.
Long-haul and Subsea Network Products
The Infinera DTN and Infinera DTN-X platforms are carrier-class, which means that they comply with applicable Telcordia and equivalent major international standards for central office-based network elements.
The Infinera DTN and Infinera DTN-X platforms are modular in design that enable Service Providers to add capacity in a cost-efficient manner. While the initial deployment of these products at a customer site involves the installation of a line system (including common equipment, such as a chassis, amplifiers, management controllers and related equipment), Service Providers can increase the capacity of the Infinera DTN and Infinera DTN-X platforms by purchasing our Digital Line Modules, Tributary Adapter Modules and Tributary Optical Modules. We believe that the density and the modular architecture of the Infinera DTN and Infinera DTN-X platforms enable significant flexibility and scalability for Service Providers.

Infinera DTN Platform
The Infinera DTN platform is based on our first and second generation PIC technology to enable digital processing and management of data with the capability to generate WDM wavelengths and to add, drop, switch, manage, protect and restore network traffic digitally using integrated OTN switching. The Infinera DTN platform can automate the connection of circuits and provisioning of new services without costly and cumbersome manual intervention.
Our current Infinera DTN platform delivers 10 Gbps wavelengths enabling fiber capacity of 1.6 Tbps and per-chassis I/O capacity of 400 Gbps. The Infinera DTN platform supports a broad range of optical service interfaces including Gigabit Ethernet (“GbE”) (1 GbE, 10 GbE, 40 GbE and 100GbE) and separate synchronous optical network/synchronous digital hierarchy.
Infinera DTN-X Platform
The Infinera DTN-X platform is based on our third generation 500 Gbps PICs that integrate more than 600 discrete optical functions delivering the world’s first 500 Gbps FlexCoherent super-channels, based on 100 Gbps per channel. The Infinera DTN-X platform delivers a step function improvement in network economics to help Service Providers more efficiently manage the explosive growth of traffic brought on by video, mobile and cloud-based services. The Infinera DTN-X platform is a next-generation multi-terabit packet optical transport platform that is fundamentally multiple products in one:

•	a WDM transmission system based on the world’s first 500 Gbps super-channels, which enable cost-effective WDM transmission capacity;

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

We are also developing additional features for the Infinera DTN-X platform including the following:

•
a packet switching module (“PXM”) that provides highly-efficient packet-optical transport network architectures, which enables Service Providers to reduce the number of expensive router ports required to offer a portfolio of services based on Carrier Ethernet and MPLS; and

•	a highly software controllable system designed to support programmatic control of the network by SDN and other software enablers developed by Infinera or third parties.
We believe that the convergence of network layers can only be achieved when the best in class performance of each individual layer is realized in a single platform. In most competitive solutions, a Service Provider must make a choice between maximizing either the system’s transmission capacity or its OTN switching capability. The Infinera DTN-X platform, unlike other competitive offerings, was designed from the beginning to converge switching with WDM transport without compromising the performance of either function. This purpose-built design centers around three unique technology building blocks - PICs paired with a FlexCoherent Processor, custom switching application-specific integrated circuits (“ASICs”) and a software-defined control plane. We believe that ours is the only platform available in the market that will allow all components, including the optical functions based on our PIC technology, to scale in a manner consistent with Moore’s Law-like semiconductor manufacturing economics and, therefore, deliver simultaneously best-of-breed switching, integrated with best-of-breed WDM.
Infinera DTN-X Platform for Submarine Network Applications
For submarine transport applications, we deliver Soft-Decision Forward Error Correction (“SD-FEC”) enabled super-channel line cards. With these modules, the Infinera DTN-X platform can be used as a Submarine Line Terminating Equipment (“SLTE”) node, increasing the total optical capacity of traditional submarine systems to a maximum of up to 9.5 Tbps and distances of up to 10,000 km. The Infinera DTN-X platform leverages its digital operations and software automation to allow Infinera's SLTE solution to significantly reduce engineering complexity for submarine cable upgrades and to enable lower cost, faster deployment of additional capacity on existing systems.

Metro Network Products
Infinera Cloud Xpress Platform
The Cloud Xpress platform is a family of metro optical products, designed for network operators delivering cloud-based services to consumers and businesses worldwide. The Cloud Xpress platform is optimized for the metro cloud, the transport network that interconnects multiple data centers within a metro area. In addition, the Cloud Xpress platform is designed to simplify the deployment of high-bandwidth connections while lowering the power and space required to scale metro cloud networks.
The Cloud Xpress platform is designed to provide the following benefits for our metro cloud customers:

•
Hyper-scale Density - The Cloud Xpress platform delivers 1 Tbps of combined input and output capacity in just two rack units (“RUs”) with up to 500 Gbps of line-side capacity and a 40 GbE client-side interface. We are currently developing offerings of 10Gbe and 100 GbE client-side interfaces. For network operators that need to scale the metro cloud in the least amount of space, the Cloud Xpress leads the industry with 21 Tbps of combined input and output capacity per 42 RUs.

•
Simplified Operations - Cloud data centers use a different operational model than traditional service provider central offices. The Cloud Xpress platform is designed with a rack-and-stack form factor and a new software approach that will enable it to plug into existing cloud provisioning systems using open SDN APIs. By offering an experience similar to the server and storage infrastructure currently deployed in the cloud, the Cloud Xpress platform enables smooth integration into existing operational processes enabling cloud providers to scale quickly, reduce human errors and lower operational costs.

•	Low Power - The Cloud Xpress platform consumes half as much power as compared to other similar metro cloud solutions currently in the market.
Infinera ATN Platform
The ATN platform is a metro-optimized coarse WDM and dense WDM ("DWDM") aggregation and transport solution with 400 Gbps of combined input and output capacity. The ATN platform is a cost-effective, efficient multiservice aggregation and transport platform with features to enhance simplicity of use and operation. The ATN platform supports direct wavelength connectivity to Infinera DTN and Infinera DTN-X nodes, reducing equipment costs and providing unique network management capabilities across our Intelligent Transport Network. The ATN platform can be used to extend the benefits of the Infinera DTN and Infinera DTN-X platforms, or can also be used as a standalone WDM access system.
Software and Services
Infinera Management Suite
The Infinera Management Suite is a network element management system used by Service Providers to manage their Infinera DTN, Infinera DTN-X, ATN and Cloud Xpress platforms. Our management suite of software includes the Digital Network Administrator, a scalable, robust, feature-rich element management system, and our Graphical Node Manager, an easy-to-use web-based management interface. Our hardware products, the Infinera DTN, Infinera DTN-X, ATN and Cloud Xpress platforms, are managed in an integrated fashion by the Infinera Management Suite.
Customer Support Services
In connection with our product offerings, we provide a comprehensive range of support services for all hardware and software products. These support services cover all phases of network ownership, from the initial installation through day-to-day maintenance activities and professional services. Our support services are designed to efficiently manage and maintain customer network operations in the face of today's ever-increasing demands for lower operational costs and minimized downtime.
Our support organization continues to scale and provide world-class services that successfully support customers in over 70 countries around the world. In addition, we continue to expand our services portfolio in order to meet the needs of our customers.

Sales and Marketing
We market and sell our products and related support services primarily through our direct sales force, supported by marketing and product management personnel. We also use distribution or support partners to enter new markets or when requested by a potential customer. Our sales team has significant previous experience with the buying process and sales cycles typical of high-value telecommunications products. We expect to continue to add sales and support employees as we grow our business.
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
Direct Sales Force. Our sales team sells directly to Service Providers worldwide. We maintain a sales presence throughout the United States, as well as in a number of international locations, including Argentina, Belgium, China, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, South Africa, Spain, Sweden, Russia and the United Kingdom. We continued to expand our sales force in 2014 as we addressed new geographical markets and to support the sales of our expanded portfolio of products. Going forward, the addition of incremental sales headcount is expected to be success-based and in support of new customer accounts.
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

Marketing and Product Management. Our product management team is responsible for defining the product features and development plan required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our marketing team works to create demand for our products by communicating our value proposition and differentiation through direct customer interaction, public relations, attendance at tradeshows and other events, as well as programs via the Internet and other marketing channels.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems, software and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Beijing, China; Bangalore, India; and Kanata, Canada. We have invested significant time and financial resources into the development and enhancement of new and existing products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of PICs, and we intend to enable further integration in our Intelligent Transport Network architecture through continued research and development. We believe that these efforts will continue to allow us to be competitive in the markets we currently serve but will allow us to address adjacent markets to fuel our future growth.
Our research and development expenses were $133.5 million, $124.8 million and $117.2 million in 2014, 2013 and 2012, respectively.

Employees
As of December 27, 2014, we had 1,495 employees. A total of 567 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.
Manufacturing
We have invested significant time and capital to develop and improve the manufacturing process that we use to produce and package our products. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our products in Sunnyvale, California and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over several years and are protected through a combination of trade secrets, patents and contractual protections. We believe that the investments we have made towards the manufacturing and packaging of our products provide us with a significant competitive advantage. We also believe that our current manufacturing facilities can accommodate an increase in production capacity as our business continues to grow.
            We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble the products in our forecast according to our specifications and bills of material. Despite outsourcing certain manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and are institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently have three contract manufacturers in four different countries, China, Malaysia, Mexico and Thailand, as well as the capability to redirect manufacturing to U.S. qualified factories of two electronic manufacturing services partners.
Backlog
As of December 27, 2014 and December 28, 2013, our total order backlog was approximately $124.4 million and $59.0 million, respectively. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.

Competition
Our current technologies and platforms support two transport equipment markets - long-haul/subsea and metro cloud.
The transport network equipment market for long-haul/subsea networks is highly competitive but has consolidated significantly over the last decade. The metro cloud transport equipment market is a relatively new market that we expect to be highly competitive. Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	form factor or density;

•	power consumption;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation simplicity;

•	service and support;

•	scalability and investment protection; and

•	length of product lead times.
Competition in the optical transport networking for both markets is dominated by a combination of very large, multi-national companies and smaller companies. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, along with greater manufacturing capacity, as well as better established relationships with the incumbent carriers, than we do. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring new products and technologies and in creating market awareness for these products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at below market pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and a number of competitors have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
In the long-haul/subsea market, our main competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Coriant, Huawei and ZTE. These companies have historically set the competitive benchmarks for price and functionality. In the emerging metro cloud market, we expect significant competition from public and private companies that have announced plans to develop or have developed products that would compete with us in this market. In addition, we may compete with other companies as we expand into new markets or as other companies develop products that are competitive with us.
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
As of December 27, 2014, we held 298 U.S. patents and 56 international patents expiring between 2021 and 2034, and held 140 U.S. and 63 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. For example, we are involved in litigation with Cambrian Science Corporation (“Cambrian”) for alleged infringement of their patents. See the section set forth in Item 3. “Legal Proceedings” for additional information regarding this lawsuit. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
In addition to trade secret and patent protections, we generally control access to and the use of our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers and partners, and through a combination of U.S. and international copyright laws. We incorporate a number of third party software programs into our products pursuant to license agreements.
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
Environmental Matters
Our business and operations are subject to environmental laws in various jurisdictions around the world including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. We seek to operate our business in compliance with such laws. Environmental regulation is increasing and we expect that our operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. We are also subject to disclosure requirements related to the presence of "conflict minerals" in our products. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.
Business Segment Data and Our Foreign Operations
We operate in the single industry segment of optical transport networking systems. Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, “Segment Information,” of Notes to Consolidated Financial Statements, both of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 15, “Segment Information,” of Notes to Consolidated Financial Statements. Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

Executive Officers
Our executive officers and their ages and positions as of December 27, 2014, are set forth below:

Name	Age	Position
Thomas J. Fallon	53	Chief Executive Officer and Director
David F. Welch, Ph.D.	54	Co-founder, President and Director
Brad Feller	41	Chief Financial Officer
Robert J. Jandro	59	Senior Vice President, Worldwide Sales
James L. Laufman	49	Senior Vice President, General Counsel and Corporate Secretary
Thomas J. Fallon has served as our Chief Executive Officer since January 2010. Mr. Fallon also served as our President from January 2010 to June 2013, and as our Chief Operating Officer from October 2006 to December 2009. From April 2004 to September 2006, Mr. Fallon served as our Vice President of Engineering and Operations. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations at Cisco Systems, Inc., a networking and telecommunications company. From March 1991 to August 2003, Mr. Fallon served in a variety of functions at Cisco, including General Manager of the Optical Transport Business Unit and Vice President of Service Provider Manufacturing. Prior to joining Cisco, Mr. Fallon also served in various manufacturing roles at Sun Microsystems and Hewlett Packard. Mr. Fallon currently serves on the board of Picarro,

Inc., a private company, Hercules Technology Growth Capital, Inc., a specialty finance company, and the Engineering Advisory Board of the Cockrell School at the University of Texas. Mr. Fallon holds B.S.M.E. and M.B.A. degrees from the University of Texas at Austin.
David F. Welch, Ph.D. co-founded our company and has served as our President since June 2013 and as a member of our board of directors since October 2010. Dr. Welch has served as our Executive Vice President, Chief Strategy Officer from January 2004 to June 2013, as our Chief Development Officer/Chief Technology Officer from May 2001 to January 2005, as our Chief Marketing Officer from January 2005 to January 2009, and as a member of our board of directors from May 2001 to November 2006. Prior to joining Infinera, Dr. Welch served in various executive roles, including as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company, and Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch holds over 130 patents, and has been awarded the Optical Society of America's ("OSA") Adolph Lomb Medal, Joseph Fraunhofer Award, the John Tyndall Award and the IET JJ Thompson Medal for Achievement in Electronics, in recognition of his technical contributions to the optical industry. He is a Fellow of OSA and the Institute of Electrical and Electronics Engineers. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
Brad Feller has served as our Chief Financial Officer since March 2014. Prior to joining us, Mr. Feller served as Interim Chief Financial Officer of Marvell Technology Group Ltd., a fabless semiconductor company, from October 2012 to December 2013, and as Marvell's Vice President, Corporate Controller, from September 2008 to October 2012. Prior to Marvell, Mr. Feller served as Corporate Controller for Integrated Device Technology, Inc., a semiconductor company, from April 2005 to September 2008 and Financial Reporting Manager from October 2003 to April 2005. Prior to that, Mr. Feller served in various roles at Ernst & Young LLP in the technology practice. Mr. Feller is a certified public accountant (inactive) in the State of California and holds a B.S. degree in Business Administration from San Jose State University.

Robert J. Jandro has served as our Senior Vice President, Worldwide Sales, since May 2013. Prior to joining us, Mr. Jandro served as Vice President of Business Development of Openwater Software, Inc., a big data and analytics cloud company, from January 2008 to August 2012. From February 2004 to November 2006, Mr. Jandro served as Chief Executive Officer and President of Nsite Software, Inc., an early cloud company acquired by Business Objects. From March 2000 to August 2002, Mr. Jandro served as Executive Vice President of Global Sales and Services for ONI Systems, an optical networking company. Prior to that, Mr. Jandro worked at Oracle where he last served as the Group Vice President of Oracle’s Communications and Utilities Industries. Mr. Jandro earned a Masters of Management degree from Northwestern University’s Kellogg Graduate School of Management and a B.S. in Business from the University of Missouri-St. Louis.
James L. Laufman has served as our Senior Vice President, General Counsel and Corporate Secretary since October 2014. Prior to joining us, Mr. Laufman served as Vice President and General Counsel of Marvell Semiconductor Inc. from October 2008 to October 2014. From September 1999 to October 2008. Mr. Laufman served as General Counsel and Secretary of Integrated Device Technology, Inc. Prior to that, Mr. Laufman served as Senior Corporate Counsel for Quantum Corporation from January 1999 to September 1999. From November 1994 to December 1998, Mr. Laufman served as Vice President and General Counsel of Rohm Corporation. From December 1990 to November 1994, Mr. Laufman worked as an Associate Attorney at the Berliner Cohen and Popelka Allard law firms specializing in the litigation and resolution of commercial transaction matters. Mr. Laufman holds a B.S. in Business Administration, Finance (cum laude) from California State University, Chico and a J.D. from Santa Clara University School of Law.
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
Our quarterly results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past eight fiscal quarters, our revenue has ranged from $124.6 million to $186.3 million and our operating income (loss) has ranged from income of $12.9 million to a loss of $14.9 million. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of December 27, 2014, our accumulated deficit was $590.8 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with these future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses.
In addition to other risks discussed in this section, factors that may contribute to fluctuations in our quarterly results include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our customer or product mix, including the impact of new customer deployments, which typically carry lower gross margins;

•	changes in customers’ budgets for optical transport network equipment purchases and changes in their purchasing cycles;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	the payment terms offered to our customers;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	readiness of customer sites for installation of our products;

•	the timing of product releases or upgrades by us or by our competitors.

•	any significant changes in the competitive dynamics of our market, including any new entrants, or customer or competitor consolidation;

•	availability of third party suppliers to provide contract engineering and installation services for us;

•
the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in United States generally accepted accounting principles ("U.S. GAAP") or new interpretations of existing accounting rules;

•
the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines and in a designated flood zone; and

•	general economic conditions in domestic and international markets.

Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter or to accurately predict future revenue beyond a one-quarter time horizon. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we provide to the market, the price of our common stock may decline substantially.
Our gross margin may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period-to-period and vary by customer and by product specification. Over the past eight fiscal quarters, our gross margin has ranged from 34% to 48%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•	significant new customer deployments, often with a higher portion of lower margin common equipment as we try to build footprint;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain annual discounts that require us to decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions. If these efforts are not successful or if we are unable to reduce our costs to a greater extent than the reduction in the price of our products, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and have resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	offering optical products at a substantial discount or free when bundled together with the customers' router or wireless equipment spend;

•	providing financing, marketing and advertising assistance to customers;

•	influencing customer requirements to emphasize different product capabilities, which better suit their products;

•	offering to repurchase our equipment from existing customers; and

•	asserting intellectual property rights.
The level of competition and pricing pressure tend to increase when competing for larger high-profile opportunities or during periods of economic weakness when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, or we could be required to reduce our prices to compete in the market.

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
Any delays in the development and introduction of our products or in releasing enhancements to our existing products may harm our business.
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

The markets in which we compete are highly competitive and we may not be able to compete effectively.
Competition in the optical transport equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena, Coriant, Huawei and ZTE. These companies have historically set the competitive benchmarks for price and functionality. In the metro cloud market, our potential competitors include well established companies as well as a number of smaller public and private companies that have announced plans to develop or have developed products that would compete with us in this market. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, existing business and customer relationships, scalability and quality of services to meet our customers’ immediate and future network requirements. In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

Some of our competitors have substantially greater name recognition and technical, financial and marketing resources along with better established relationships with incumbent carriers and other potential customers than we have. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
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
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in decreased revenue due to lower average selling prices and potentially higher cost of sales leading to lower gross margin, all of which would harm our operating results.
Substantial changes in the optical transport networking industry have occurred over the last few years. Many potential customers have confronted static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business, been acquired by other service providers, or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and ICPs. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices, which would have an adverse impact on our operating results.
Further, many of our customers are large service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. Our customers have and may continue to seek advantageous pricing, payment and other commercial terms. We have and may continue to be required to agree to unfavorable commercial terms with these customers, including reducing the average selling price of our products or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.

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
We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors to continue to improve the performance of their existing products and to introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must properly anticipate future customer requirements and we must continue to invest significant resources in research and development, sales and marketing, and customer support. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and to sell the appropriate solutions, it may limit our competitive position and future sales, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to make these investments and we may not be able to make the technological advances necessary to be competitive.
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
Any of these risks could impair our ability to fulfill orders. Our contract manufacturers may not be able to meet the delivery requirements of our customers, which could decrease customer satisfaction and harm our product sales. We do not have long-term contracts or arrangements with our contract manufacturers that will guarantee product availability, or the continuation of particular pricing or payment terms. If our contract manufacturers are unable or unwilling to continue manufacturing our products or components of our products in required volumes or our relationship with any of our contract manufacturers is discontinued for any reason, we would be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming and if we are required to change or qualify a new contract manufacturer, we could lose revenue and damage our customer relationships.

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
We believe that, in order to grow our revenue and business, we must successfully sell our products into the metro market. This will depend on our ability, to timely and in a cost-effective manner, develop new products with unique requirements focused on space, power consumption and cost. In order for us to address a portion of this market, we recently announced the introduction of the Cloud Xpress family of metro optical platforms, which we believe addresses a new opportunity in the metro cloud market. In order to succeed in our sales efforts, we believe that we must hire additional sales personnel to meet the increasing needs of these customers and develop the necessary relationships. We may also have to incur substantial unanticipated costs to market and identify the appropriate partners to increase any sales of new products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, if we do not succeed in our efforts to address the metro market, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and increase revenue.
Our manufacturing process is very complex and the partial or complete loss of our manufacturing facility, or a reduction in yields or an inability to scale capacity to meet customer demands could harm our business.
The manufacturing process for certain components of our products, including our PICs, is technically challenging. In the event that any of the manufacturing facilities utilized to build these components were fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.
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
We are involved in litigation with Cambrian whereby Cambrian alleged that we and seven of our customers infringe one of Cambrian's patents. Information regarding this matter is set forth in Part I, Item 3. “Legal Proceedings,” and is incorporated herein by reference.
Unfavorable macroeconomic and market conditions may adversely affect our industry, business and gross margin.
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
A lack of liquidity and economic uncertainty may adversely affect our suppliers or the terms on which we purchase products from these suppliers. It may also cause some of our suppliers to become illiquid. Any of these impacts could limit our ability to obtain components for our products from these suppliers and could adversely impact our supply chain or the delivery schedule to our customers. This also could require us to purchase more expensive components, or re-design our products, which could cause increases in the cost of our products and delays in the manufacturing and delivery of our products. Such events could harm our gross margin and harm our reputation and our customer relationships, either of which could harm our business and operating results.

Product performance problems, including undetected errors in our hardware or software, or deployment delays could harm our business and reputation.
The development and production of products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with the Infinera DTN and Infinera DTN-X platforms, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, may be found from time to time in our products. Our products may suffer degradation of performance and reliability over time.
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
In May 2013, we issued $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the "Notes"). The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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
Our products can have a lengthy sales cycle, which can extend from six to twelve months and may take even longer for larger prospective customers. Our prospective customers conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our products. We incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.
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
We market, sell and service our products globally. During fiscal years 2014, 2013 and 2012, we derived approximately 29%, 36% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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

•	certification requirements;

•	potentially adverse tax consequences; and

•
effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar versus other currencies that could negatively affect our financial results and cash flows.

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
We have made strategic acquisitions of businesses, technologies and other assets in the past. The expansion of our business through acquisitions allows us to complement our technological capabilities. In the event of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume other liabilities;

•	use a substantial portion of our cash resources; or

•	incur amortization expenses related to other intangible assets and/or incur large and immediate write-offs.
Acquisitions also involve numerous risks that could disrupt our ongoing business and distract our management team, including:

•	problems integrating the acquired operations, technologies or products with our own;

•	diversion of management’s attention from our core business;

•	assumption of unknown liabilities;

•	adverse effects on existing business relationships with suppliers and customers;

•	increased accounting compliance risk;

•	risks associated with entering new markets; and

•	potential loss of key employees.
Our failure to adequately manage the risks associated with an acquisition could have an adverse effect on our business, financial condition and operating results.

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
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations, including any future regulation on net neutrality, affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cyber security, privacy and data protection, which can affect the market and requirements for networking and communications equipment. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES
Our headquarters are located in Sunnyvale, California. We lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 27, 2014:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	211,000
Allentown, PA	Manufacturing and research and development	44,000
Annapolis Junction, MD	Research and development, service and support	12,000
Bangalore, India	Software development	70,000
Beijing, China	Research and development	22,000
Kanata, Canada	Research and development	6,000
London, United Kingdom	Sales, service and support	6,000
Hong Kong, China	Sales, service and support	2,000
Tokyo, Japan	Sales and support	2,000
The above leases expire between 2015 and 2023. We intend to add new facilities or to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

ITEM 3.        LEGAL PROCEEDINGS

Cambrian Science Patent Infringement Litigation
On July 12, 2011, we were notified by Level 3 that Cambrian filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the “Defendants”) in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the “'312 Patent”) and requesting damages for such alleged infringement (the “Cambrian Claim”). The nature of the Cambrian Claim involves allegations of infringement of the '312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Infinera DTN platform. On August 24, 2011, Cambrian amended the complaint to name us as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which we denied infringement of the '312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. We filed our answer to the second amended complaint on October 21, 2011, in which we maintained the same denials and defenses as in our initial answer. On December 23, 2011, we filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to our motion on December 30, 2011. Our request was denied in the court’s decision on March 7, 2012. We presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012.

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of our proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, we filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted our motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit and Cambrian's

appeal brief was filed on November 6, 2014. We filed our response brief on January 5, 2015, and on February 2, 2015, Cambrian filed their reply brief. We are seeking to recover certain costs and attorney's fees from Cambrian.

As of December 27, 2014, we concluded that the likelihood of a loss with respect to this suit was remote and the amount of any loss would be insignificant. We do not believe the outcome of this matter will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Factors that we considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the district court granting our motion for summary judgment for non-infringement, the entry of final judgment of non-infringement and the current stage of the litigation. However, the outcome of such legal matters is inherently unpredictable and subject to uncertainty.

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

	High	Low
Fourth Quarter 2014	$15.74	$9.15
Third Quarter 2014	$11.84	$8.32
Second Quarter 2014	$9.65	$7.89
First Quarter 2014	$10.14	$6.96
Fourth Quarter 2013	$11.91	$8.59
Third Quarter 2013	$12.16	$9.24
Second Quarter 2013	$11.65	$6.06
First Quarter 2013	$7.75	$5.66
As of February 9, 2015, there were 105 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the near future.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 26, 2009 and its relative performance is tracked through December 27, 2014. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the NASDAQ Composite Index,
and the NASDAQ Telecommunications Index
*$100 invested on 12/26/09 in stock or 12/31/09 in index, including reinvestment of dividends, if any.
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
We derived the statements of operations data for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 and the balance sheet data as of December 27, 2014 and December 28, 2013 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2011 and December 25, 2010 and the balance sheet data as of December 29, 2012, December 31, 2011 and December 25, 2010 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands, except per share data)
Revenue	$668,079	$544,122	$438,437	$404,877	$454,352
Gross profit	$288,304	$218,639	$157,569	$165,491	$206,189
Net income (loss)	$13,659	$(32,119)	$(85,330)	$(81,744)	$(27,932)
Net income (loss) per common share
Basic	$0.11	$(0.27)	$(0.77)	$(0.78)	$(0.28)
Diluted	$0.11	$(0.27)	$(0.77)	$(0.78)	$(0.28)
Weighted average number of shares used in computing basic and diluted net income (loss) per common share
Basic	123,672	117,425	110,739	105,432	99,380
Diluted	128,565	117,425	110,739	105,432	99,380
Total cash and cash equivalents, investments and restricted cash	$390,816	$365,313	$187,554	$253,116	$295,706
Cost-method investment	$14,500	$9,000	$9,000	$9,000	$4,500
Total assets	$818,016	$700,926	$528,170	$531,704	$551,525
Long term debt, net	$116,894	$109,164	$—	$—	$—
Common stock and additional paid-in capital	$1,077,351	$1,025,781	$930,730	$877,034	$817,302
Stockholders’ equity	$481,907	$417,810	$356,136	$387,803	$410,749

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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
Background
We provide optical transport networking equipment, software and services to Service Providers across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
Our technologies and platforms enable Service Providers to deliver vast amounts of bandwidth with greater ease. We leverage our unique PICs to deliver innovative optical networking solutions for the most demanding network environments. The Infinera Intelligent Transport Network is an architecture that enables Service Providers to automate, converge and scale their data center, metro, long-haul and subsea optical networks. This architectural approach helps Service Providers to rapidly deploy reliable, differentiated services while reducing their operating costs through scale, multi-layer convergence and automation.
We manufacture large-scale Indium Phosphide PICs, which are used as a key differentiating component inside our Intelligent Transport Network platforms. Our first and second generation PICs transmit and receive 100 Gbps of WDM transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of PICs approximately the size of a fingernail. Our third generation PICs, commercially available since 2012, transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of PICs. Our PICs are combined with the FlexCoherent Processors to deliver coherent optical transmission and with high-performance OTN switching capabilities to offer Service Providers a unique combination of highly-scalable transmission capacity and easy to use bandwidth management tools to simplify transport network operations.
The Infinera DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Tbps of OTN switching in a single bay. The Infinera DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver our high-capacity Intelligent Transport Networks that reduce power, cooling and space requirements while simplifying transport network operations. The Infinera DTN platform currently supports 10 Gbps WDM transmission capacity combined with integrated switching capabilities.
In addition to Service Providers that are looking for network architectures to respond to continued demand for bandwidth across their long-haul and subsea networks, Service Providers are now starting to build networks to support data center interconnections across metro cloud and campus environments. Our recently introduced Cloud

Xpress platform is optimized to help Service Providers scale cloud networks with hyper-scale density, simplified operations and low power.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, and the Asia Pacific region. We expect to continue to add some personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 95%, 92% and 98% of our revenue from direct sales to customers for 2014, 2013 and 2012, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

2014 Financial and Business Performance
Our financial results for 2014 reflect a year of winning footprint, taking care of our customers and increasing profitability. We continued the momentum of gaining strong market acceptance of our Intelligent Transport Network and the Infinera DTN-X platform. We grew revenue by 23% compared to 2013, marking the second consecutive year where we have grown significantly faster than the overall DWDM market. We also continued to experience improved gross margin in 2014, demonstrating the leverage we have achieved from our vertical integration and the value proposition of our Intelligent Transport Network.
Throughout the year, we had a steady flow of customers adopting the Infinera DTN-X platform to address their 100 Gbps needs. Since its introduction in mid-2012, we have received purchase commitments for the Infinera DTN-X platform from 59 customers, representing a broad array of Service Providers including Tier 1 carriers, cable operators, ICPs and wholesale and enterprise carriers. We continued to sell the ATN and Infinera DTN platforms as customers leverage the full Infinera product portfolio to best meet their needs. We also started to ship our Cloud Xpress platform in December 2014.
In 2014, we continued to be a technology innovator, as we successfully leveraged our solutions to influence Service Providers to accelerate architectural shifts in the way they build networks. These innovations continue to enable customers to use time as a weapon while simultaneously deploying new services and lowering operational costs.
As of December 27, 2014, we have sold our products for deployment in the optical networks of 140 customers worldwide. We do not have long-term sales commitments from our customers. One individual customer accounted for over 10% of our revenue in 2014. Revenue from this customer was 19% of total revenue in 2014. No individual customer accounted for over 10% of our revenue in 2013 or 2012.
Future Business and Industry Trends
In 2015, we intend to continue to leverage the Infinera DTN-X platform to increase revenue and expand our market share as customers extend deployments of 100 Gbps transport solutions in their networks. This focus on revenue growth will be complemented with overall prudent financial management and continued efforts to drive cost improvements across all of our products and services. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow. We will continue to make significant investments in the business, and management currently believes that over time, research and development expenses, excluding stock-based compensation expenses, will be approximately 20% of our total revenue, while other operating expenses will grow more slowly than our total revenue, driving additional financial leverage.
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. In 2015 and beyond, we intend to increase our penetration with new and existing customers while leveraging our Infinera DTN-X and Cloud Xpress platforms. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
Our near-term quarter-over-quarter revenue will likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development and market acceptance of new products, acquisitions of new customers and the timing of large product deployments.

Results of Operations
Revenue
The following table sets forth, for periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 27, 2014	% of total revenue	December 28, 2013	% of total revenue	Change	% Change
Revenue:
Product	$572,276	86%	$465,424	86%	$106,852	23%
Services	95,803	14%	78,698	14%	17,105	22%
Total revenue	$668,079	100%	$544,122	100%	$123,957	23%
Cost of revenue:
Product	$340,856	51%	$295,715	54%	$45,141	15%
Services	38,919	6%	29,768	6%	9,151	31%
Total cost of revenue	$379,775	57%	$325,483	60%	$54,292	17%
Gross profit	$288,304	43%	$218,639	40%	$69,665	32%

	Years Ended
	December 28, 2013	% of total revenue	December 29, 2012	% of total revenue	Change	% Change
Revenue:
Product	$465,424	86%	$380,035	87%	$85,389	22%
Services	78,698	14%	58,402	13%	20,296	35%
Total revenue	$544,122	100%	$438,437	100%	$105,685	24%
Cost of revenue:
Product	$295,715	54%	$259,437	59%	$36,278	14%
Services	29,768	6%	21,431	5%	8,337	39%
Total cost of revenue	$325,483	60%	$280,868	64%	$44,615	16%
Gross profit	$218,639	40%	$157,569	36%	$61,070	39%
2014 Compared to 2013. Total revenue increased by $124.0 million, or 23%, in 2014 from 2013. Total product revenue increased by $106.9 million, or 23%, in 2014 from 2013. This increase was primarily driven by the continued strong market adoption of the Infinera DTN-X platform as our customers continued to deploy our products to meet the growing bandwidth needs of their networks. The increase in Infinera DTN-X platform revenue was partially offset by a reduction in sales of the Infinera DTN platform.
Total services revenue increased by $17.1 million, or 22%, in 2014 from 2013 due to higher levels of deployment services as customers built new networks utilizing our teams’ expertise as well as higher on-going support services as we continued to grow our installed base.
2013 Compared to 2012. Total revenue increased by $105.7 million, or 24%, in 2013 from 2012. Revenue was positively impacted by increased revenue from sales of the Infinera DTN-X platform in 2013. Revenue included sales to existing customers transitioning their higher-capacity network deployments to the Infinera DTN-X platform and new customers purchasing our Intelligent Transport Network solutions for the first time. This increase in Infinera DTN-X platform revenue was partially offset by a reduction in sales of our DTN platform.
Total product revenue increased by $85.4 million, or 22%, in 2013 from 2012 reflecting increased sales of our Infinera DTN-X platform. Total services revenue increased by $20.3 million, or 35%, in 2013 from 2012 primarily due to increased deployment services due to the introduction and deployment of new networks based on the Infinera DTN-X platform.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 27, 2014	% of total revenue	December 28, 2013	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$476,172	71%	$345,734	64%	$130,438	38%
International	191,907	29%	198,388	36%	(6,481)	(3)%
	$668,079	100%	$544,122	100%	$123,957	23%
Total revenue by sales channel
Direct	$633,619	95%	$501,375	92%	$132,244	26%
Indirect	34,460	5%	42,747	8%	(8,287)	(19)%
	$668,079	100%	$544,122	100%	$123,957	23%

	Years Ended
	December 28, 2013	% of total revenue	December 29, 2012	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$345,734	64%	$296,849	68%	$48,885	16%
International	198,388	36%	141,588	32%	56,800	40%
	$544,122	100%	$438,437	100%	$105,685	24%
Total revenue by sales channel
Direct	$501,375	92%	$428,734	98%	$72,641	17%
Indirect	42,747	8%	9,703	2%	33,044	341%
	$544,122	100%	$438,437	100%	$105,685	24%

2014 Compared to 2013. Domestic revenue increased by $130.4 million to 71% of total revenue for 2014 from 64% of total revenue in 2013. Our revenue in North America continued to grow as many of our largest customers, including a Tier-1 carrier and the ICPs, are based in this region. International revenue decreased by $6.5 million to 29% of total revenue for 2014 from 36% of total revenue in 2013. International revenue decreased in absolute dollars and as a percentage of revenue during 2014 primarily due to lower demand and reduced spending by Service Providers in Europe in light of the challenging economic conditions in that region. In 2014, our revenue increased in the Latin America region through the use of indirect sales partners.
We believe that the Infinera DTN-X platform is well positioned across our diverse customer base, as existing customers continue to build out their networks and as we gain opportunities to deploy our products with new customers. We continue to see strong demand across multiple regions and customer verticals. We also expect growing momentum with our Cloud Xpress platform as we ramp up shipments in 2015. We currently expect overall revenue in the first quarter of 2015 to be roughly flat from the fourth quarter of 2014.

2013 Compared to 2012. Domestic revenue decreased by $48.9 million to 64% of total revenue in 2013 from 68% of total revenue in 2012. International revenue increased by $56.8 million to 36% of total revenue in 2013 from 32% of total revenue in 2012. This increase was primarily due to a number of network deployments in the Asia Pacific region, which increased to 7% of total revenue in 2013 compared to 3% of total revenue in 2012.
Cost of Revenue and Gross Margin
2014 Compared to 2013. Gross margin increased to 43% in 2014 from 40% in 2013. This increase was due to a combination of the following: financial leverage gained from our vertically integrated operating model as volumes continue to grow and we are able to spread a primarily fixed cost over a much broader base of units; yield improvements in our manufacturing operation; and the composition of our revenue included an improved ratio of capacity additions to existing networks versus new network builds.

2013 Compared to 2012. Gross margin increased to 40% in 2013 from 36% in 2012. This increase reflected improvements in manufacturing yields and product costs as Infinera DTN-X platform volumes increased and we ramped production in our manufacturing facilities. These improvements were somewhat offset by a greater mix of lower margin network footprint sales in 2013 as we added new customers and expanded market share with existing customers.
We currently expect that gross margin in the first quarter of 2015 will be slightly lower than the prior quarter.
Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 27, 2014	% of total revenue	December 28, 2013	% of total revenue	Change	% Change
Research and development	$133,484	20%	$124,794	23%	$8,690	7%
Sales and marketing	79,026	12%	72,778	14%	6,248	9%
General and administrative	48,452	7%	45,253	8%	3,199	7%
Total operating expenses	$260,962	39%	$242,825	45%	$18,137	7%

	Years Ended
	December 28, 2013	% of total revenue	December 29, 2012	% of total revenue	Change	% Change
Research and development	$124,794	23%	$117,233	27%	$7,561	6%
Sales and marketing	72,778	14%	75,862	17%	(3,084)	(4)%
General and administrative	45,253	8%	47,475	11%	(2,222)	(5)%
Total operating expenses	$242,825	45%	$240,570	55%	$2,255	1%

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Research and development	$8,927	$10,900	$13,306
Sales and marketing	7,477	7,624	10,450
General and administration	6,383	5,956	9,529
Total	$22,787	$24,480	$33,285
Research and Development Expenses
2014 Compared to 2013. Research and development expenses increased $8.7 million, or 7%, in 2014 from 2013 primarily due to increased compensation expenses of $6.9 million related to higher bonus expense in connection with the improved financial results and increased headcount to allow us to execute to our product roadmap. In addition, we had increased facilities and depreciation costs of $3.0 million, increased costs of professional outside services of $2.1 million to support Cloud Xpress development activities, and increased other discretionary spending of $0.7 million in order to support our growing business. These increases were partially offset by a decrease in prototype and non-recurring engineering expense of $2.0 million due to timing of certain projects and decreased stock-based compensation expense of $2.0 million due to lower equity activity as compared to 2013.
2013 Compared to 2012. Research and development expenses increased $7.6 million, or 6%, in 2013 from 2012. This increase was primarily due to increases in compensation expenses of $8.7 million and professional outside services and other costs of $1.3 million as we continued to add software engineering resources to support the development of our future products. These increases were offset by decreased stock-based compensation expenses of $2.4 million.
Sales and Marketing Expenses
2014 Compared to 2013. Sales and marketing expenses increased $6.2 million, or 9%, in 2014 from 2013 primarily due to increased compensation expenses of $3.6 million from higher headcount to support the continued expansion of our business and higher sales commissions associated with revenue growth that was higher than our plan for the year. We also had increased travel, trade show and other marketing related expenses of $2.0 million and other discretionary spending of $0.9 million in order to support our growing business.    These increases were partially offset by lower lab trial and related expenses of $0.3 million.
2013 Compared to 2012. Sales and marketing expenses decreased $3.1 million, or 4%, in 2013 from 2012 primarily due to decreased Infinera DTN-X platform related customer lab trial expenses of $4.9 million, stock-based compensation of $2.8 million, and outside services and related expenses of $2.1 million. These reductions were offset by increased compensation and personnel-related expenses of $6.7 million related to higher sales commissions and incremental sales headcount.
General and Administrative Expenses
2014 Compared to 2013. General and administrative expenses increased $3.2 million, or     7%, in 2014 from 2013 primarily due to higher compensation expenses of $2.7 million due to an increase in headcount as we continue to expand our team to support our growing business. In addition, we had increased equipment and software expenses and other discretionary spending of $1.0 million. These increases were partially offset by decreased depreciation expense of $0.5 million.
2013 Compared to 2012. General and administrative expenses decreased $2.2 million, or 5%, in 2013 from 2012 primarily due to decreased stock-based compensation expense of $3.6 million, and lower consulting services and other costs of $1.0 million, offset by increased compensation and personnel-related expenses of $2.4 million.

Other Income (Expense), Net

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Interest income	$1,456	$923	$911
Interest expense	(11,021)	(6,061)	—
Other gain (loss), net	(1,365)	(1,141)	(1,050)
Total other income (expense), net	$(10,930)	$(6,279)	$(139)
2014 Compared to 2013. Interest income increased mainly due to a higher average investment balance due to having the proceeds from the Notes for the full year and cash generated from the business. Interest expense for 2014 and 2013 consisted of amortization of debt discount costs, debt issuance costs and contractual interest expense related to the Notes issued in May 2013. See Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for more information. Other gain (loss), net for 2014 was mainly comprised of $1.4 million of losses due to foreign currency exchange. Other gain (loss), net for 2013 included $1.4 million of losses due to foreign currency exchange, partially offset by a gain of $0.2 million from auction rate securities (“ARS”) sold.
2013 Compared to 2012. Interest income increased by an insignificant amount in 2013 compared to 2012 mainly due to higher interest income earned on our foreign cash balance partially offset by a lower return on domestic investments, despite the higher average investment balance as a result of the proceeds from the Notes. Interest expense for 2013 consisted of contractual interest expense and amortization of debt discount and debt issuance costs related to the Notes issued in May 2013. See Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for more information. Other gain (loss), net for 2013 included $1.4 million of losses due to foreign currency exchange, partially offset by a gain of $0.2 million from ARS sold. Other gain (loss), net for 2012 includes $1.5 million of losses due to foreign currency exchange, partially offset by a gain of $0.5 million from ARS called at par value.

Income Tax Provision
We recognized income tax expense of $2.8 million on income before income taxes of $16.4 million, $1.7 million on loss before income taxes of $30.5 million and $2.2 million on loss before income taxes of $83.1 million in fiscal years 2014, 2013 and 2012, respectively. The 2014 effective tax rate differs from the expected statutory rate of 35% based upon the utilization of unbenefited U.S. loss carryforwards, offset by state income taxes and foreign taxes provided on foreign subsidiary earnings. The 2013 and 2012 effective tax rates reflect unbenefited current U.S. losses and foreign taxes provided on our profitable foreign subsidiaries. The increase in 2014 tax expense compared to 2013 tax expense relates primarily to higher state income taxes because of the profitable position of our U.S. operations, additional tax reserves and an increase in taxable foreign profits. The decrease in 2013 tax expense compared to 2012 tax expense relates primarily to the release of tax reserves due to the lapsing of the statute of limitations.

The valuation allowance for deferred tax assets as of December 27, 2014 and December 28, 2013 was $199.7 million and $202.7 million, respectively. The net change in the valuation allowance were decreases of $3.0 million and $10.7 million for the years ended December 27, 2014 and December 28, 2013, respectively.

As of December 27, 2014, we had net operating loss carryforwards of approximately $309.1 million for federal tax purposes and $278.7 million for state tax purposes. The carryforward balance reflects expected utilization of both federal and state net operating losses for the year ended December 27, 2014. Additionally, we have federal and California research and development credits available to reduce future income taxes payable of approximately $28.0 million and $29.3 million, respectively. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $2.1 million to offset future Canadian income tax payable. The federal research credits will begin to expire in the year 2021 if not utilized and the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.

We maintain net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above is not recognized until the deduction reduces cash taxes payable. At December 27, 2014, we had unbenefited stock option deductions for federal and state tax purposes of $42.0 million and $37.8 million, respectively. When utilized, the estimated tax benefits of approximately $17.8 million will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 27, 2014, we had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against our taxable profits earned to date.

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

Liquidity and Capital Resources

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$35,963	$35,180	$(49,466)
Investing activities	$(96,059)	$(180,800)	$48,868
Financing activities	$22,861	$166,110	$10,698

	Years Ended
	December 27, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$86,495	$124,330
Short-term and long-term investments	298,861	237,079
Long-term restricted cash	5,460	3,904
	$390,816	$365,313
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
Operating Activities
Net cash provided by operating activities for 2014 was $36.0 million as compared to net cash provided by operating activities of $35.2 million in 2013 and net cash used in operating activities of $49.5 million in 2012.
Net income for 2014 was $13.7 million, which included non-cash charges of $66.5 million, compared to a net loss of $32.1 million in 2013, which included non-cash charges of $62.3 million. Net loss for 2012 was $85.3 million, which included non-cash charges of $67.2 million.
Net cash used to fund working capital was $44.2 million for 2014. Accounts receivables increased by $54.0 million primarily due to higher revenue levels and the timing of invoicing of network deployments and collections during the period. Inventory levels increased by $25.5 million to support the higher expected demand. Accounts payable increased by $18.8 million primarily reflecting increased inventory purchases and timing of payments during the period. Accrued liabilities increased by $11.9 million primarily reflecting higher levels of compensation related accruals.
Net cash provided by working capital was $5.0 million for 2013. Accounts receivables decreased by $6.3 million primarily due to improved linearity of invoicing. Inventory levels increased by $3.0 million due to increased levels of Infinera DTN-X inventory. Accounts payable decreased by $20.2 million primarily reflecting the timing of inventory purchases and improved linearity of supply. Accrued liabilities increased by $11.3 million primarily related to the timing of vendor invoicing of external services costs.
Net cash used to fund working capital was $31.3 million for 2012. This increase in working capital requirements was primarily related to the introduction of the Infinera DTN-X platform. Inventory levels increased by $40.6 million as we added inventory for the Infinera DTN-X platform while maintaining Infinera DTN platform levels. Accounts receivable increased by $26.5 million primarily due to the timing of acceptance and invoicing of Infinera DTN-X platform deployments during the second half of 2012. Accrued liabilities increased by $6.9 million primarily related to external services performed but not invoiced by vendors.

Investing Activities
Net cash used in investing activities in 2014 was $96.1 million. This included net cash used of $65.9 million associated with purchases, maturities and sales of investments and $23.1 million of capital expenditures. We also invested an additional $5.5 million in an existing cost-method equity investment during 2014.
Net cash used in investing activities in 2013 was $180.8 million. This included net cash used of $159.7 million associated with purchases, maturities, calls and sales of investments and $21.1 million of capital expenditures. The increase in net cash used in investing activities as compared to 2012 primarily related to the investment of the proceeds received from the issuance of the Notes.
Net cash provided by investing activities in 2012 was $48.9 million primarily reflecting net proceeds of $75.0 million from maturities, calls and sales of investments, net of purchases in the period, offset by $25.4 million of capital expenditures.
Financing Activities
Net proceeds from financing activities were $22.9 million, $166.1 million and $10.7 million in 2014, 2013 and 2012, respectively. Financing activities primarily included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units. Financing activities for 2013 also included net proceeds from the issuance of the Notes of $144.5 million.
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
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. The carrying value of the Notes was $116.9 million as of December 27, 2014, which represents the liability component of the $150.0 million principal balance, net of $33.1 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of December 27, 2014, contractual obligations related to the Notes are payments of $2.6 million due each year from 2015 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements.

As of December 27, 2014, we had $326.1 million of cash, cash equivalents, and short-term investments, including $15.9 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
Contractual Obligations
The following is a summary of our contractual obligations as of December 27, 2014:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$128,261	$126,211	$2,050	$—	$—
Operating leases(2)	38,053	7,063	11,994	10,450	8,546
Convertible senior notes, including interest	159,188	2,625	156,563	—	—
Total contractual obligations(3)	$325,502	$135,899	$170,607	$10,450	$8,546

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

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

(3)
Tax liabilities of $2.2 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $5.0 million of standby letters of credit outstanding as of December 27, 2014. These consisted of $3.0 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $0.7 million related to property leases. We had $3.5 million of standby letters of credit outstanding as of December 28, 2013. These consisted of $1.4 million related to a value added tax license, $1.4 million related to a customer proposal guarantee and $0.7 million related to property leases.
Off-Balance Sheet Arrangements
As of December 27, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, accounting for income taxes, fair value measurement of investments, inventory valuation and accrued warranty. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition
Substantially all of our product sales are sold in combination with installation, deployment and software support services. Periodically, our product sales are also sold with spares management, on-site hardware replacement services or training. Software support services, generally delivered over a one-year period, are comprised of software warranty or software subscription service. Software warranty provides customers with maintenance releases during the warranty support period. Software subscription service includes software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements and are generally delivered over a one-year period. Training services include the right to a specified number of instructor-led or web based training classes, and installation and deployment services may include customer site assessments, equipment installation and testing. These services are generally delivered over a 90-120 day period.
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
We have a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. Our multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenue related to these software offerings are not expected to be significant.
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, extended software warranty and extended hardware warranty services, and training. Revenue from software subscription, spares management, on-site hardware replacement services and extended software and hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.
Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when the revenue recognition criteria have been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is recognized only after such written acceptance has been received. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or if the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.
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
We estimate the fair value of the stock options granted using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over three years.
We make a number of estimates and assumptions in determining stock-based compensation related to options including the following:

•
The expected forfeiture rate is estimated based on our historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate requires judgment, and to the extent actual forfeitures differ from expectations, changes in estimate will be recorded as an adjustment in the period when such estimates are revised. Actual results may differ substantially from the estimates. We record stock-based compensation expense to adjust estimated forfeiture rates to actual.

•	The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The expected term is estimated based on our historical data on employee exercise patterns and post vesting termination behavior to estimate expected exercises over the contractual term of grants.

•
Expected volatility of our stock has been historically based on the weighted-average implied and historical volatility of Infinera and its peer group. The peer group is comprised of similar companies in the same industrial sector. As we gained more historical volatility data, the weighting of our own data in the expected volatility calculation associated with options gradually increased to 100% by 2013.

We estimate the fair value of the rights to acquire stock under our ESPP using the Black-Scholes option pricing formula. Our ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of ESPP shares.
We account for the fair value of restricted stock units (“RSUs”) using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three years.
The Company granted performance stock units ("PSUs") to its executives in 2013 and 2014 as part of the Company's annual refresh grant process. These PSUs entitle the Company's executive officers to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index”) for the same period. The PSUs vest over the span of one year, two years, and three years and the number of shares to be issued upon vesting ranges from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the target composite index. This performance metric is classified as a market condition.
We use the Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of target composite index, correlation between changes in our stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of our stock is based on the weighted-average historical volatility of our stock. Expected volatility of target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for us as we do not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 27, 2014 and December 28, 2013, our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income, by jurisdiction, based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
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
We measure our cash equivalents, foreign currency exchange forward contracts and debt securities at fair value and classifies our securities in accordance with the fair value hierarchy. Our money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.
We classify our certificates of deposit, commercial paper, corporate bonds and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:
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

Corporate Bonds
We review trading activity and pricing for each of the corporate bond securities in our portfolio as of the measurement date and determines if pricing data of sufficient frequency and volume in an active market exists in order to support Level 1 classification of these securities. If sufficient quoted pricing for identical securities is not available, we obtain market pricing and other observable market inputs for similar securities from a number of industry standard data providers. In instances where multiple prices exist for similar securities, these prices are used as inputs into a distribution-curve to determine the fair market value at period end.
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
We classified our ARS within Level 3 of the fair value hierarchy. Our ARS were classified within Level 3 because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. During 2013, we disposed of our remaining ARS. As of December 27, 2014, none of our existing securities were classified as Level 3 securities.
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
Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. In valuing our inventory costs and deferred inventory costs, we considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of cost or market.
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

Accrued Warranty
We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our hardware warranty periods range from one to five years from date of acceptance for hardware and 90 days for software warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to our in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, our costs of repair vary based on repair volume and our ability to repair, rather than replace, defective units.  In the event that actual product failure rates and costs to repair differ from our estimates, revisions to the warranty provision are required. Consequently, we regularly assess the adequacy of our warranty liabilities and adjust the amounts as necessary. In addition, we have software warranty support obligations and the costs associated with providing these software warranties have been insignificant to our consolidated financial statements to date.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoptions and effects on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur some operating costs in other currencies. In addition, certain of our sales contracts are not priced in U.S. dollars and, therefore, a portion of our revenue is subject to foreign currency risks. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the India rupee, Chinese yuan, British pound and the euro.
The effect of an immediate 10% adverse change in foreign exchange rates on our foreign currency denominated transactions at December 27, 2014 would not be material to our results of operations or financial condition. We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable and restricted cash denominated in currencies other than our functional currency, which is the U.S. dollar. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term.
If our international operations grow, our risks associated with fluctuation in currency rates will become greater and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar may increase the costs of our international operations.
Interest Rate Sensitivity
We had cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash totaling $390.8 million and $365.3 million as of December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014, we have invested in certificates of deposit, money market funds, commercial paper, corporate bonds and U.S. treasuries. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2014 and 2013, our interest income would have declined approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.
Market Risk and Market Interest Risk
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of December 27, 2014, the fair value of the Notes was $198.9 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 26, 2014. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.
See Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 27, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 18, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited Infinera Corporation’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2014 of Infinera Corporation and our report dated February 18, 2015 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 18, 2015

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$86,495	$124,330
Short-term investments	239,628	172,660
Accounts receivable, net of allowance for doubtful accounts of $38 in 2014 and $43 in 2013	154,596	100,643
Inventory	146,500	123,685
Prepaid expenses and other current assets	24,636	17,752
Total current assets	651,855	539,070
Property, plant and equipment, net	81,566	79,668
Long-term investments	59,233	64,419
Cost-method investment	14,500	9,000
Long-term restricted cash	5,460	3,904
Other non-current assets	5,402	4,865
Total assets	$818,016	$700,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,533	$39,843
Accrued expenses	26,441	22,431
Accrued compensation and related benefits	38,795	33,899
Accrued warranty	12,241	12,374
Deferred revenue	35,321	32,402
Total current liabilities	174,331	140,949
Long-term debt, net	116,894	109,164
Accrued warranty, non-current	14,799	10,534
Deferred revenue, non-current	10,758	4,888
Other long-term liabilities	19,327	17,581
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2014 and 2013 Issued and outstanding shares—126,160 in 2014 and 119,887 in 2013	126	120
Additional paid-in capital	1,077,225	1,025,661
Accumulated other comprehensive loss	(4,618)	(3,486)
Accumulated deficit	(590,826)	(604,485)
Total stockholders’ equity	481,907	417,810
Total liabilities and stockholders’ equity	$818,016	$700,926
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenue:
Product	$572,276	$465,424	$380,035
Services	95,803	78,698	58,402
Total revenue	668,079	544,122	438,437
Cost of revenue:
Cost of product	340,856	295,715	259,437
Cost of services	38,919	29,768	21,431
Total cost of revenue	379,775	325,483	280,868
Gross profit	288,304	218,639	157,569
Operating expenses:
Research and development	133,484	124,794	117,233
Sales and marketing	79,026	72,778	75,862
General and administrative	48,452	45,253	47,475
Total operating expenses	260,962	242,825	240,570
Income (loss) from operations	27,342	(24,186)	(83,001)
Other income (expense), net:
Interest income	1,456	923	911
Interest expense	(11,021)	(6,061)	—
Other gain (loss), net	(1,365)	(1,141)	(1,050)
Total other income (expense), net	(10,930)	(6,279)	(139)
Income (loss) before income taxes	16,412	(30,465)	(83,140)
Provision for income taxes	2,753	1,654	2,190
Net income (loss)	$13,659	$(32,119)	$(85,330)
Net income (loss) per common share:
Basic	$0.11	$(0.27)	$(0.77)
Diluted	$0.11	$(0.27)	$(0.77)
Weighted average shares used in computing net income (loss) per common share:
Basic	123,672	117,425	110,739
Diluted	128,565	117,425	110,739

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income (loss)	$13,659	$(32,119)	$(85,330)
Other comprehensive loss:
Reclassification of realized gain on auction rate securities	—	(166)	(141)
Unrealized gain (loss) on all other available-for-sale investments	(320)	(140)	158
Foreign currency translation adjustment	(812)	(952)	(43)
Tax effect on items related to available-for-sale investment	—	—	(7)
Net change in accumulated other comprehensive loss	(1,132)	(1,258)	(33)
Comprehensive income (loss)	$12,527	$(33,377)	$(85,363)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 29, 2012, December 28, 2013 and December 27, 2014
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	106,976	$107	$876,927	$(2,195)	$(487,036)	$387,803
Stock options exercised	582	1	2,552	—	—	2,553
ESPP shares issued	1,653	1	9,029	—	—	9,030
Shares withheld for tax obligations	(128)	—	(882)	—	—	(882)
Restricted stock units released	3,378	3	(3)	—	—	—
Stock-based compensation	—	—	42,995	—	—	42,995
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	—	—	—	(141)	—	(141)
Unrealized gain on all other available-for-sale investments	—	—	—	158	—	158
Foreign currency translation adjustment	—	—	—	(43)	—	(43)
Tax effect on items related to available-for-sale investment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(85,330)	(85,330)
Total comprehensive loss						(85,363)
Balance at December 29, 2012	112,461	$112	$930,618	$(2,228)	$(572,366)	$356,136
Stock options exercised	2,217	2	14,616	—	—	14,618
ESPP shares issued	1,656	2	8,557	—	—	8,559
Shares withheld for tax obligations	(223)	—	(1,544)	—	—	(1,544)
Restricted stock units released	3,754	4	(4)	—	—	—
Warrants exercised	22	—	—	—	—	—
Stock-based compensation	—	—	30,077	—	—	30,077
Conversion option related to convertible senior notes, net of allocated costs	—	—	43,341	—	—	43,341
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	—	—	—	(166)	—	(166)
Unrealized gain on all other available-for-sale investments	—	—	—	(140)	—	(140)
Foreign currency translation adjustment	—	—	—	(952)	—	(952)
Tax effect on items related to available-for-sale investment	—	—	—	—	—	—
Net loss	—	—	—	—	(32,119)	(32,119)
Total comprehensive loss						(33,377)
Balance at December 28, 2013	119,887	$120	$1,025,661	$(3,486)	$(604,485)	$417,810

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 29, 2012, December 28, 2013 and December 27, 2014 —
(Continued)
(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 28, 2013	119,887	$120	$1,025,661	$(3,486)	$(604,485)	$417,810
Stock options exercised	2,001	2	13,981	—	—	13,983
ESPP shares issued	1,438	1	10,727	—		10,728
Shares withheld for tax obligations	(217)	—	(1,846)	—	—	(1,846)
Restricted stock units released	3,051	3	(3)	—	—	—
Stock-based compensation	—	—	28,705		—	28,705
Comprehensive income:
Unrealized loss on available-for-sale investments	—	—	—	(320)	—	(320)
Foreign currency translation adjustment	—	—	—	(812)	—	(812)
Net income	—	—	—	—	13,659	13,659
Total comprehensive income						12,527
Balance at December 27, 2014	126,160	$126	$1,077,225	$(4,618)	$(590,826)	$481,907

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net income (loss)	$13,659	$(32,119)	$(85,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,917	24,562	23,661
Amortization of debt discount and issuance costs	8,395	4,522	—
Amortization of premium on investments	3,772	1,539	2,068
Stock-based compensation expense	28,394	31,976	41,819
Other gain	(9)	(276)	(388)
Changes in assets and liabilities:
Accounts receivable	(53,951)	6,341	(26,517)
Inventory	(25,486)	(3,036)	(40,623)
Prepaid expenses and other assets	(8,324)	(3,162)	6,140
Accounts payable	18,810	(20,202)	15,410
Accrued liabilities and other expenses	11,866	11,272	6,915
Deferred revenue	8,788	7,337	3,763
Accrued warranty	4,132	6,426	3,616
Net cash provided by (used in) operating activities	35,963	35,180	(49,466)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(302,398)	(288,140)	(54,150)
Purchase of cost-method investment	(5,500)	—	—
Proceeds from sales of available-for-sale investments	28,481	2,850	11,584
Proceeds from maturities and calls of investments	208,051	125,624	117,605
Purchase of property and equipment	(23,122)	(21,065)	(25,394)
Reimbursement of manufacturing capacity advance	—	—	50
Change in restricted cash	(1,571)	(69)	(827)
Net cash provided by (used in) investing activities	(96,059)	(180,800)	48,868
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	—	144,469	—
Proceeds from issuance of common stock	24,707	23,185	11,580
Minimum tax withholding paid on behalf of employees for net share settlement	(1,846)	(1,544)	(882)
Net cash provided by financing activities	22,861	166,110	10,698
Effect of exchange rate changes on cash	(600)	(826)	108
Net change in cash and cash equivalents	(37,835)	19,664	10,208
Cash and cash equivalents at beginning of period	124,330	104,666	94,458
Cash and cash equivalents at end of period	$86,495	$124,330	$104,666
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,697	$2,135	$923
Cash paid for interest	$2,625	$1,320	$—
Supplemental schedule of non-cash financing activities
Non-cash settlement for manufacturing capacity advance	$—	$—	$275
Transfer of inventory to fixed assets	$2,569	$5,458	$3,222
Warrant exercise	$—	$500	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INFINERA CORPORATION

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera provides optical transport networking equipment, software and services to Tier 1 and Tier 2 telecommunications service providers, Internet content providers (“ICPs”), cable operators, wholesale and enterprise carriers, research and education institutions, and government entities (collectively, “Service Providers”) across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
Our technologies and platforms enable Service Providers to deliver vast amounts of bandwidth with greater ease. We leverage our unique large scale photonic integrated circuits (“PICs”) to deliver innovative optical networking solutions for the most demanding network environments. The Infinera Intelligent Transport Network is an architecture that enables Service Providers to automate, converge and scale their long-haul, subsea, data center and metro optical networks.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2014, 2013 and 2012 were 52-week years that ended on December 27, 2014, December 28, 2013 and December 29, 2012, respectively. The next 53-week year will end on December 31, 2016.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.    Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of property, plant and equipment, fair value measurement of the liability component of the convertible senior notes, other-than-temporary impairments and derivative instruments. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.
Revenue Recognition
Substantially all of the Company's product sales are sold in combination with installation, deployment and software support services. Periodically, the Company's product sales are also sold with spares management, on-site hardware replacement services or training. Software support services, generally delivered over a one-year period, are comprised of software warranty or software subscription service. Software warranty provides customers with maintenance releases during the warranty support period. Software subscription service includes software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements and are generally delivered over a one-year period. Training services include the right to a specified number of instructor-led or web based training classes,

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and installation and deployment services may include customer site assessments, equipment installation and testing. These services are generally delivered over a 90-120 day period. Software warranty provides customers with maintenance releases and patches during the warranty support period.
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
The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue recognition accounting guidance. Revenue related to these software offerings are not expected to be significant.
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, extended software warranty and extended hardware warranty services, and training. Revenue from software subscription, spares management, on-site hardware replacement services and extended software and hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when the revenue recognition criteria have been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is recognized only after such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit (“LOC”) issued by a creditworthy bank or the LOC has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.
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
The Company estimates the fair value of the stock options granted using the Black-Scholes option pricing formula and a single option award approach. For new-hire grants, options typically vest with respect to 25% of the shares one year after the option’s vesting commencement date and the remainder ratably on a monthly basis over three years, commencing one year after the vesting commencement date. For annual refresh grants, options typically vest ratably on a monthly basis over three years.
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

The Company estimates the fair value of the rights to acquire stock under its Employee Stock Purchase Plan ("ESPP") using the Black-Scholes option pricing formula. The Company’s ESPP provides for consecutive six-month offering periods and the Company uses its own historical volatility data in the valuation of ESPP shares.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three years.
The Company granted performance stock units ("PSUs") to its executives in 2013 and 2014 as part of the Company's annual refresh grant process. These PSUs entitle the Company's executive officers to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. The PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the targeted composite index. This performance metric is classified as a market condition.
The Company uses the Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company's stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company's stock price, expected volatility of target composite index, correlation between changes in the Company's stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of the Company's stock is based on the weighted-average historical volatility of its stock. Expected volatility of target composite index is based on the historical and implied data. Correlation is based on the historical relationship between the Company's stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2014, 2013 and 2012 were $1.5 million, $1.3 million and $1.6 million, respectively.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, the Company must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 27, 2014 and December 28, 2013, the Company’s domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, the Company believed at that time it was more likely than not that it would not be able to utilize those deferred tax assets in the future. The Company intends to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. The Company makes estimates and judgments about its future taxable income, by jurisdiction, based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign exchange transaction loss recorded in 2014, 2013 and 2012 were $1.4 million, $1.4 million and $1.6 million, respectively.
The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in euros and British pounds, and restricted cash denominated in euros.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company classified its auction rate securities ("ARS") within Level 3 of the fair value hierarchy. The Company’s ARS were classified within Level 3 because they were valued, in part, by using inputs that were unobservable in the market and were significant to the valuation. During 2013, the Company disposed of its remaining ARS. As of December 27, 2014, none of the Company’s existing securities were classified as Level 3 securities.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue in 2014, 2013 and 2012. At December 27, 2014, December 28, 2013 and December 29, 2012, revenue was reduced for estimated sales returns by $0.2 million, $0.1 million and $1.3 million, respectively.
Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments, cost-method investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.
As of December 27, 2014 and December 28, 2013, the Company has invested $14.5 million and $9.0 million in a privately-held company. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.
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
As of December 27, 2014, one customer accounted for approximately 13% of the Company’s accounts receivable balance. As of December 28, 2013, one customer accounted for approximately 13% of the Company’s accounts receivable balance.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. One customer accounted for over 10% of total revenue in 2014. Revenue from this customer was 19% of total revenue in 2014. No individual customer accounted for over 10% of the Company’s revenue in 2013 or 2012.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash collateral or any obligation to return cash collateral. The Company does not have any leveraged derivatives. The Company does not use derivative contracts for trading or speculative purposes.
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2014 were denominated in euros and British pounds, and typically had maturities of no more than 35 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Useful Lives
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	1.5 to 7 years
Leasehold improvements	1 to 10 years
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
Accrued Warranty
The Company warrants that its products will operate substantially in conformity with product specifications. Upon delivery of the Company's products, we provide for the estimated cost to repair or replace products that may be returned under warranty. The Company's hardware warranty periods range from one to five years from date of acceptance for hardware and 90 days for software warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to the Company's in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, the Company's costs of repair vary based on repair volume and its ability to repair, rather than replace, defective units.  In the event that actual product failure rates and costs to repair differ from the Company's estimates, revisions to the warranty provision are required. Consequently, the Company regularly assesses the adequacy of its warranty liabilities and adjusts the amounts as necessary. In addition, the Company has software warranty support obligations and the costs associated with providing these software warranties have been insignificant to the Company's consolidated financial statements to date.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, "Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry Forward, a Similar Tax Loss, or a Tax Credit Carry Forwards Exists" ("ASU 2013-11"). ASU 2013-11 requires entities to present the unrecognized tax benefits in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company's adoption of ASU 2013-11 during the first quarter of 2014 had no impact on the Company’s financial position, results of operations or cash flow.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s), which include (i) identifying the contract(s) with the customer; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s first quarter of 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standard Codification ("ASC") 718, "Compensation—Stock Compensation" ("ASC 718"), as it relates to such awards. ASU 2014-12 will be effective for the Company's first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company is currently evaluating the impact of the pending adoption of ASU 2014-12 on the Company's consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in its fourth quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-15 on its consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Update 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company in its first quarter of fiscal 2017. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update 2015-02, "Consolidation (Topic 10): Amendments to the Consolidation Analysis" (“ASU 2015-02”). ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for the Company in its first quarter of fiscal 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-02 on its consolidated financial statements.”

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Fair Value Measurements and Other-Than-Temporary Impairments
Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 27, 2014				As of December 28, 2013
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$21,478	$—	$—	$21,478	$51,749	$—	$—	$51,749
Certificates of deposit	—	8,060	—	8,060	—	3,840	—	3,840
Commercial paper	—	46,072	—	46,072	—	85,860	—	85,860
Corporate bonds	—	235,285	—	235,285	—	150,595	—	150,595
U.S. treasuries	14,810	—	—	14,810	4,804	—	—	4,804
Foreign currency exchange forward contracts	$—	$—	$—	$—	$—	$29	$—	$29
Total assets	$36,288	$289,417	$—	$325,705	$56,553	$240,324	$—	$296,877
Liabilities
Foreign currency exchange forward contracts	$—	$(64)	$—	$(64)	$—	$(26)	$—	$(26)
During 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2 and there were no transfers into or out of Level 3 financial assets.
During 2013, the Company disposed of its remaining $3.1 million (par value) of ARS, with $0.1 million of ARS called at par value and $3.0 million of ARS tendered at 95% of par value. The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	December 29, 2012	Total Net Gains Included in Other Comprehensive Income	Calls		Sold		December 28, 2013
ARS—available-for-sale	$2,873	$—	$(92)	(1)	$(2,781)	(2)	$—

(1)	Amount represents the fair market value of the securities called. Realized gains on these calls were not significant in 2013.

(2)	Amount represents the fair market value of the securities sold at 95% par value. Realized gains for 2013 were $0.2 million.
Investments were as follows (in thousands):

	December 27, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,478	$—	$—	$21,478
Certificates of deposit	8,060	—	—	8,060
Commercial paper	46,073	—	(1)	46,072
Corporate bonds	235,713	2	(430)	235,285
U.S. treasuries	14,825	1	(16)	14,810
Total available-for-sale investments	$326,149	$3	$(447)	$325,705

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 28, 2013
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$51,749	$—	$—	$51,749
Certificates of deposit	3,840	—	—	3,840
Commercial paper	85,870	2	(12)	85,860
Corporate bonds	150,711	27	(143)	150,595
U.S. treasuries	4,802	2	—	4,804
Total available-for-sale investments	$296,972	$31	$(155)	$296,848
As of December 27, 2014, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds and U.S. treasuries have a contractual maturity term of up to 18 months. Proceeds from sales, maturities and calls of available-for-sale investments were $236.5 million, $128.5 million and $129.2 million in 2014, 2013 and 2012, respectively. Gross realized gains (losses) on short-term and long-term investments were insignificant for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

Other-Than-Temporary Impairments
As a result of the Company’s disposal of $3.1 million of ARS (par value) during 2013, it recorded an approximately $0.2 million gain, which was recognized as Other gain (loss) in the Company’s consolidated statements of operations. There were no other-than-temporary impairments during 2014.
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
4.    Cost-method Investment
As of December 27, 2014 and December 28, 2013, the Company’s investment in a privately-held company was $14.5 million and $9.0 million, respectively. This investment is accounted for as a cost-basis investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s investment is carried at historical cost in its consolidated financial statements and will be measured at fair value on a nonrecurring basis if indicators of impairment exist in the future. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net in the accompanying consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of December 27, 2014 and December 28, 2013, no event had occurred that would be considered an indicator of impairment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during 2014, 2013 and 2012.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Derivative Instruments
Foreign Currency Exchange Forward Contracts
As of December 27, 2014, the Company did not designate foreign currency exchange forward contracts related to euro and British pound denominated receivables and restricted cash as hedges for accounting purposes, and, accordingly, changes in the fair value of these instruments are included in Other gain (loss), net in the accompanying consolidated statements of operations. The before-tax effect of foreign currency exchange forward contracts for euro and British pound denominated receivables and restricted cash not designated as hedging instruments was a gain of $1.6 million for 2014, a loss of $2.2 million for 2013, and a gain of $1.4 million in 2012, included in Other gain (loss), net in the consolidated statements of operations.
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 27, 2014			As of December 28, 2013
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$34,445	$—	$(53)	$16,867	$27	$—
Related to British pound denominated receivables	$2,678	$—	$(9)	$13,271	$—	$(26)
Related to restricted cash	$1,236	$—	$(2)	$1,391	$2	$—
Total		$—	$(64)		$29	$(26)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details of selected balance sheet items (in thousands):

	December 27, 2014	December 28, 2013
Inventory:
Raw materials	$15,169	$14,311
Work in process	50,046	49,172
Finished goods(1)	81,285	60,202
Total(2)	$146,500	$123,685
Property, plant and equipment, net:
Computer hardware	$8,785	$9,692
Computer software(3)	17,684	16,988
Laboratory and manufacturing equipment	162,004	146,834
Furniture and fixtures	1,340	1,347
Leasehold improvements	37,825	35,913
Construction in progress	14,726	8,950
Subtotal	$242,364	$219,724
Less accumulated depreciation and amortization(4)	(160,798)	(140,056)
Total	$81,566	$79,668
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,390	$5,120
Professional and other consulting fees	1,831	1,411
Taxes payable	3,993	2,372
Royalties	2,648	1,540
Accrued rebate and customer prepay liability	941	3,807
Accrued interest on convertible senior notes	219	219
Other accrued expenses	11,419	7,962
Total	$26,441	$22,431

(1)
Included in finished goods inventory at December 27, 2014 and December 28, 2013 were $10.2 million and $9.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
As of December 27, 2014 and December 28, 2013, the Company’s inventory value had been reduced by $10.1 million and $8.7 million, respectively, for excess and obsolescence, and $7.1 million and $5.0 million, respectively, for LCM adjustments.

(3)
Included in computer software at December 27, 2014 and December 28, 2013 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning (“ERP”) system that the Company implemented during 2012. The unamortized ERP costs at December 27, 2014 and December 28, 2013 were $5.2 million and $6.3 million, respectively.

(4)
Depreciation expense was $25.9 million, $24.5 million and $23.5 million (which includes depreciation of capitalized ERP costs of $1.1 million, $1.1 million and $0.4 million, respectively) for 2014, 2013 and 2012, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 31, 2011	$307	$(142)	$(1,607)	$(753)	$(2,195)
Other comprehensive loss before reclassifications	—	158	(43)	(7)	108
Amounts reclassified from accumulated other comprehensive loss	(141)	—	—	—	(141)
Net current-period other comprehensive loss	(141)	158	(43)	(7)	(33)
Balance at December 29, 2012	$166	$16	$(1,650)	$(760)	$(2,228)
Other comprehensive loss before reclassifications	—	(140)	(952)	—	(1,092)
Amounts reclassified from accumulated other comprehensive loss	(166)	—	—	—	(166)
Net current-period other comprehensive loss	(166)	(140)	(952)	—	(1,258)
Balance at December 28, 2013	$—	$(124)	$(2,602)	$(760)	$(3,486)
Other comprehensive loss before reclassifications	—	(320)	(812)	—	(1,132)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive loss	—	(320)	(812)	—	(1,132)
Balance at December 27, 2014	$—	$(444)	$(3,414)	$(760)	$(4,618)
The following table provides details about reclassifications out of accumulated other comprehensive loss for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Loss is Presented
	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Unrealized gain on auction rate securities	$—	$(166)	$(141)	Other gain (loss), net
	—	—	—	Provision for income taxes
Total reclassifications for the period	$—	$(166)	$(141)	Total, net of income tax

8.    Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding plus potentially

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units ("RSUs") and performance stock units ("PSUs"), assumed conversion of convertible senior notes from conversion spread, and assumed issuance of stock under the Company’s ESPP using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been anti-dilutive and therefore, excluded from the diluted net loss calculation.

The following table sets forth the computation of net income (loss) per common share—basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Numerator:
Net income (loss)	$13,659	$(32,119)	$(85,330)
Denominator:
Basic weighted average common shares outstanding	123,672	117,425	110,739
Effect of dilutive securities:
Employee equity plans	4,778	—	—
Assumed conversion of convertible senior notes from conversion spread	115	—	—
Dilutive weighted average common shares outstanding	128,565	117,425	110,739

Net income (loss) per common share
Basic	$0.11	$(0.27)	$(0.77)
Diluted	$0.11	$(0.27)	$(0.77)
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

	As of
	December 27, 2014	December 28, 2013	December 29, 2012
Stock options outstanding	362	6,367	9,008
Restricted stock units	331	6,583	6,703
Performance stock units	124	721	1,368
Employee stock purchase plan shares	741	661	1,100
Warrants to purchase common stock	—	—	93
Total	1,558	14,332	18,272

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2014, the Company included the dilutive effects of the Company's convertible senior notes in the calculation of diluted net income per common share as the average market price was above the conversion price. The dilutive impact of the Company's convertible senior notes was based on the difference between the Company's average stock price and the conversion price of the convertible senior notes, provided there is a spread. In 2013, the Company excluded the potential shares issuable upon conversion of the convertible senior notes in the calculation of diluted earnings per share because the market price was below the conversion price. Upon conversion of the convertible senior notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

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
Upon conversion, it is the Company's intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, The Company intends to pay cash, shares of common stock or a combination of cash and shares of common stock, at the Company's election. The initial conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $12.58 per share of common stock.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

The carrying amounts of the liability components of the Notes were as follows (in thousands):

	December 27, 2014	December 28, 2013
Principal	$150,000	$150,000
Unamortized discount (1)	(30,257)	(37,322)
Carrying amount	119,743	112,678

(1)	Unamortized discount includes debt conversion discount and issuance costs, which will be amortized over the remaining life of the Notes, which is approximately 4 years.

As of December 27, 2014 and December 28, 2013, the carrying amount of the equity components of the Notes was as follows (in thousands):

Debt discount related to value of conversion option	45,000
Debt issuance cost	(1,659)
Total	43,341
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes. The remaining debt conversion discount amount to be amortized over the remaining years until maturity of the Notes was $33.1 million as of December 27, 2014.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013
Contractual interest expense	$2,626	$1,539
Amortization of debt issuance costs	665	358
Amortization of debt discount	7,730	4,164
Total interest expense	$11,021	$6,061

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The coupon rate was 1.75%. For the years ended December 27, 2014 and December 28, 2013, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of December 27, 2014, the fair value of the Notes was $198.9 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 26, 2014. The Notes are classified as Level 2 of the fair value hierarchy. Based on the closing price of the Company’s common stock of $14.91 on December 26, 2014, the if-converted value of the Notes exceeded their principal amount by approximately $27.8 million.
During the fourth quarter of 2014, the closing price of our common stock did not meet or exceed 130% of the applicable conversion price of our Notes on at least 20 of the last 30 consecutive trading days of the quarter; furthermore, no other conditions allowing holders of the Notes to convert have been met as of December 27, 2014. Therefore, the Notes are not convertible as of December 27, 2014 and are classified as long-term debt.

10.	Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to ten years, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $2.7 million and $2.6 million as of December 27, 2014 and December 28, 2013, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $7.2 million, $6.8 million and $6.7 million for 2014, 2013 and 2012, respectively. The Company did not have any sublease rental income for 2014, 2013 and 2012.
Future annual minimum operating lease payments at December 27, 2014 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease payments	$7,063	$6,419	$5,575	$5,106	$5,344	$8,546	$38,053

Purchase Commitments
The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchase needs. As of December 27, 2014, December 28, 2013 and December 29, 2012, these non-cancelable purchase commitments were $128.3 million, $69.6 million and $52.7 million, respectively.
Future purchase commitments at December 27, 2014 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Purchase obligations	$126,211	$2,050	$—	$—	$—	$—	$128,261
The contractual obligation tables above exclude tax liabilities of $2.2 million related to uncertain tax positions because the Company is unable to determine the timing of settlement, if any, of these future payments with a reasonably reliable estimate.
Indemnification Obligations
From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases under

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and certain key employees, under which the Company may be required to indemnify such persons for liabilities; and (iii) certain provisions in the Company’s customer agreements that may require the Company to indemnify their customers and their affiliated parties against certain liabilities, including if the Company’s products infringe a third party’s intellectual property rights.
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
Activity related to product warranty was as follows (in thousands):

	December 27, 2014	December 28, 2013
Beginning balance	$22,908	$16,482
Charges to operations	22,697	21,193
Utilization	(10,860)	(9,404)
Change in estimate(1)	(7,705)	(5,363)
Balance at the end of the period	$27,040	$22,908

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates and the

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting impact of these changes on the Company’s estimate of expected future returns, as well as changes in the estimated cost and the mix of new versus used units related to replacement of failed units.
Letters of Credit
The Company had $5.0 million of standby letters of credit outstanding as of December 27, 2014. These consisted of $3.0 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $0.7 million related to property leases. The Company had $3.5 million of standby letters of credit outstanding as of December 28, 2013. These consisted of $1.4 million related to a customer proposal guarantee, $1.4 million related to a value added tax license and $0.7 million related to property leases.

12.	Legal Matters
Cambrian Science Patent Infringement Litigation
On July 12, 2011, the Company was notified by Level 3 that Cambrian Science Corporation ("Cambrian") filed suit against Level 3 and six other defendants, including Cox Communications, Inc., XO Communications, LLC, Global Crossing Limited, 360Networks (USA), Inc., Integra Telecom, Inc. and IXC, Inc. dba Telekenex (collectively, the "Defendants") in the U.S. District Court for the Central District of California alleging infringement of patent no. 6,775,312 (the "'312 Patent") and requesting damages for such alleged infringement (the "Cambrian Claim"). The nature of the Cambrian Claim involves allegations of infringement of the '312 Patent resulting from the Defendants’ use of certain products and systems in the Defendants’ networks, including the Infinera DTN platform. On August 24, 2011, Cambrian amended the complaint to name the Company as a defendant. The Company assumed the defense of the Cambrian Claim and filed an answer to Cambrian’s complaint on September 21, 2011, in which the Company denied infringement of the '312 Patent and raised other defenses. Cambrian filed a second amended complaint on October 6, 2011, which included many of the same allegations as in the original complaint. The Company filed its answer to the second amended complaint on October 21, 2011, in which the Company maintained the same denials and defenses as in the Company’s initial answer. On December 23, 2011, the Company filed a motion requesting that the court stay the case with respect to each of the above-noted customer Defendants. Cambrian filed its opposition to the Company’s motion on December 30, 2011. The Company’s request was denied in the court’s decision on March 7, 2012. The Company presented evidence on the appropriate meanings of relevant key words used in the patent claims during a claim construction hearing on November 20, 2012.

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of the Company’s proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, the Company filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted the Company's motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit and Cambrian's appeal brief was filed on November 6, 2014. The Company filed its responsive brief on January 5, 2015, and on February 5, 2015, Cambrian filed their reply brief. The Company is seeking to recover certain costs and attorney's fees from Cambrian.

As of December 27, 2014, the Company concluded that the likelihood of a loss with respect to this suit was remote and the amount of any loss would be insignificant. The Company does not believe the outcome of this matter will have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the district court granting the Company's motion for summary judgment for non-infringement, the entry of final judgment of non-infringement and the current stage of the litigation. However, the outcome of such legal matters is inherently unpredictable and subject to uncertainty.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 27, 2014, the Company has not accrued or recorded any such material liabilities.

13.	Stockholders’ Equity
2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan
In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common stock for issuance. As of December 27, 2014, options to purchase 0.8 million shares of the Company’s common stock were outstanding under the 2000 Plan. The Company’s board of directors decided not to grant any additional options or other awards under the 2000 Plan following the Company’s IPO in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the 2000 Plan.
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company has reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Pursuant to the 2007 Plan, the Company may award stock options, restricted stock, RSUs, PSUs, performance shares and stock appreciation rights to employees, consultants and members of the Company’s board of directors. The 2007 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company’s board of directors.
The ESPP was adopted by the board of directors in February 2007 and approved by the stockholder in May 2007. The ESPP was last amended by the stockholders in May 2014 to increase the shares authorized under the ESPP to 16.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 27, 2014
Outstanding stock options and awards	11,217
Reserved for future option and award grants	17,256
Reserved for future ESPP	7,262
Total common stock reserved for stock options and awards	35,735

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of December 27, 2014, there were a total of 17.3 million shares of common stock available for grant under the Company’s 2007 Plan. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,873	$7.03	$7,924
Options granted	127	$7.18
Options exercised	(582)	$4.39	$1,484
Options canceled	(410)	$8.50
Outstanding at December 29, 2012	9,008	$7.13	$5,726
Options granted	—	$—
Options exercised	(2,217)	$6.59	$7,583
Options canceled	(424)	$8.04
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Options granted	25	$9.02
Options exercised	(2,001)	$6.99	$8,182
Options canceled	(93)	$12.38
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Vested and expected to vest as of December 27, 2014	4,296		$32,814
Exercisable at December 27, 2014	4,219	$7.28	$32,261

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,957	$8.77	$37,407
RSUs granted	3,620	$7.51
RSUs released	(2,495)	$9.07	$17,742
RSUs canceled	(379)	$8.27
Outstanding at December 29, 2012	6,703	$8.01	$38,873
RSUs granted	3,602	$7.63
RSUs released	(3,070)	$8.26	$25,028
RSUs canceled	(652)	$7.63
Outstanding at December 28, 2013	6,583	$7.72	$64,443
RSUs granted	2,705	$8.80
RSUs released	(2,797)	$7.84	$24,858
RSUs canceled	(449)	$7.85
Outstanding at December 27, 2014	6,042	$8.14	$90,085
Expected to vest as of December 27, 2014	5,850		$87,221

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,595	$10.51	$16,304
PSUs granted	515	$7.85
PSUs released	(883)	$9.40	$5,448
PSUs canceled	(859)	$10.04
Outstanding at December 29, 2012	1,368	$10.53	$7,933
PSUs granted	552	$6.63
PSUs released	(684)	$10.53	$4,284
PSUs canceled	(515)	$11.31
Outstanding at December 28, 2013	721	$7.04	$7,054
PSUs granted	508	$8.34
PSUs released	(255)	$6.36	$2,097
PSUs canceled	(98)	$7.18
Outstanding at December 27, 2014	876	$7.49	$13,067
Expected to vest as of December 27, 2014	663		$9,884
The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $14.91 at December 26, 2014 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $14.91 at December 26, 2014. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 27, 2014. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$239	1.5
RSUs	$28,287	2.3
PSUs	$2,055	1.5

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 27, 2014.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$0.76 - $ 4.04	754	1.51	$2.06	754	$2.06
$6.30 - $ 7.25	536	5.29	$6.87	504	$6.88
$7.45 - $ 7.61	706	3.72	$7.54	704	$7.54
$7.68 - $ 8.19	1,069	3.91	$8.12	1,049	$8.13
$8.39 - $ 8.58	627	6.01	$8.57	627	$8.57
$8.85 - $ 22.36	606	3.91	$11.05	581	$11.14
	4,298	3.94	$7.29	4,219	$7.28
Employee Stock Options
In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. The weighted-average remaining contractual term of options outstanding and exercisable was 3.9 years as of December 27, 2014. Total fair value of stock options granted to employees and directors that vested during 2014, 2013 and 2012 was approximately $0.8 million, $3.2 million and $10.0 million, respectively, based on the grant date fair value.
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Years Ended
Employee and Director Stock Options	December 27, 2014	December 28, 2013	December 29, 2012
Volatility	52%	N/A	65% - 68%
Risk-free interest rate	1.3%	N/A	0.7% - 1.0%
Expected life	4.3 years	N/A	4.0 - 5.3 years
Estimated fair value	3.85	N/A	$3.75 - $3.76
Total stock-based compensation expense	$702	$2,792	$8,436

N/A Not applicable because the Company did not grant any options to employees for the period presented.

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Volatility	46% - 51%	46% - 49%	54% - 57%
Risk-free interest rate	0.02% - 0.11%	0.10% - 0.14%	0.16% - 0.17%
Expected life	0.3 - 0.5 years	0.5 years	0.5 years
Estimated fair value	$2.05 - $2.57	$1.87 - $3.00	$1.73 - $2.63
The Company’s ESPP activity for the following periods was as follows (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Stock-based compensation expense	$3,760	$3,022	$3,586
Employee contributions	$10,728	$8,559	$9,030
Shares purchased	1,438	1,656	1,653
Restricted Stock Units
During 2014, 2013 and 2012, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 2.7 million, 3.6 million and 3.6 million shares of the Company’s common stock, respectively. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2014, 2013 and 2012 was approximately $21.6 million, $23.8 million and $27.9 million, respectively.
Performance Stock Units
Pursuant to the 2007 Plan, during 2014, the Company granted 0.4 million shares of PSUs to certain of the Company's executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the IGN Index over the span of one, two and three years of total shareholder returns.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 27, 2014
Infinera Volatility	49% - 50%
IGN Index Volatility	25%
Risk-free interest rate	0.66% - 0.71%
Correlation with IGN Index	0.60
Estimated fair value	$6.59 - $7.60
Pursuant to the 2007 Plan, during 2014, the Company granted 0.1 million shares of PSUs to several employees. These PSUs will only vest upon the achievement of certain specific performance criteria and are subject to each employee's continued service to the Company. If the specific performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.
Pursuant to the 2007 Plan, during 2013, the Company granted 0.6 million shares of PSUs to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns. If the specific performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled. During 2014, the Company released 0.3 million shares of PSUs based on a payout of 1.5 times of the target number of PSUs.

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
Pursuant to the 2007 Plan, during 2012, the Company granted 0.5 million shares of PSUs to certain of its executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. During 2014, the Company did not release any shares subject to these PSUs.
During 2009, the Company granted PSUs primarily to members of the Company’s board of directors and executive officers. The number of shares to be issued upon vesting of PSUs range from 0.5 to 2.0 times the number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Composite Index over a three-year and four-year periods. If the specific performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled. During 2013, the Company released 0.5 million shares of these PSUs based on a payout of 0.5 of the target number of PSUs.
Amortization of stock-based compensation related to PSUs in 2014, 2013 and 2012 was approximately $2.2 million, $0.7 million and $3.3 million, respectively. Amortization of stock-based compensation in 2013 included $2.1 million of expense offset by a $1.4 million decrease in fair value for one award classified as a liability award, in accordance with ASC 718.
Common Stock Warrants
During 2013, warrants to purchase 92,592 shares of common stock were net exercised. The aggregate consideration for such exercises was approximately $0.5 million. As of December 27, 2014, there were no warrants of common stock outstanding.

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Stock-based compensation effects in inventory	$3,088	$3,189	$4,891
Stock-based compensation effects in deferred inventory cost	$13	$15	$42
Stock-based compensation effects in fixed assets	$119	$145	$146

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$1,921	$1,871	$2,710
Research and development	8,927	10,900	13,306
Sales and marketing	7,477	7,624	10,450
General and administrative	6,383	5,956	9,529
	24,708	26,351	35,995
Cost of revenue—amortization from balance sheet (1)	3,686	5,625	5,824
Total stock-based compensation expense	$28,394	$31,976	$41,819

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

14.	Income Taxes
The following is a geographic breakdown of the provision for income taxes (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current:
Federal	$—	$—	$(133)
State	446	(135)	22
Foreign	2,423	1,719	2,169
Total current	$2,869	$1,584	$2,058
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(116)	70	132
Total deferred	$(116)	$70	$132
Total provision	$2,753	$1,654	$2,190
Income before provision for income taxes from international operations was $5.6 million, $5.8 million and $5.5 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.
The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Expected tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8%	0.3%	—%
Research credits	(11.4)%	4.9%	—%
Stock-based compensation	14.7%	(12.2)%	(3.9)%
Change in valuation allowance	(25.3)%	(34.2)%	(33.5)%
Other	2.0%	0.8%	(0.2)%
Effective tax rate	16.8%	(5.4)%	(2.6)%

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized income tax expense of $2.8 million on income before income taxes of $16.4 million, $1.7 million on loss before income taxes of $30.5 million and $2.2 million on loss of $83.1 million in fiscal years 2014, 2013 and 2012, respectively. The resulting effective tax rates were 16.8%, (5.4)% and (2.6)% for 2014, 2013 and 2012, respectively. The 2014 effective tax rate differs from the expected statutory rate of 35% based upon the utilization of unbenefited U.S. loss carryforwards , offset by state income taxes and foreign taxes provided on foreign subsidiary earnings. The 2013 and 2012 effective tax rates reflect unbenefited current U.S. losses and foreign taxes provided on our profitable foreign subsidiaries. The increase in 2014 tax expense compared to 2013 tax expense relates primarily to higher state income taxes because of the profitable position of the U.S. operations, additional tax reserves and an increase in taxable foreign profits. The decrease in 2013 tax expense compared to 2012 tax expense relates primarily to the release of tax reserves due to the lapsing of the statute of limitations.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 27, 2014	December 28, 2013
Deferred tax assets:
Net operating losses	$107,601	$123,908
Research credits	37,435	33,647
Nondeductible accruals	31,151	26,365
Inventory valuation	19,625	13,540
Property, plant and equipment	1,387	1,453
Intangible assets	2,119	3,446
Stock-based compensation	12,830	15,454
Total deferred tax assets	$212,148	$217,813
Valuation allowance	(199,698)	(202,747)
Net deferred tax assets	$12,450	$15,066
Deferred tax liabilities:
Depreciation	(203)	(161)
Convertible senior notes	(12,167)	(14,941)
Total deferred tax liabilities	$(12,370)	$(15,102)
Net deferred tax assets (liabilities)	$80	$(36)
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 27, 2014 and December 28, 2013. In determining future taxable income, the Company makes assumptions to forecast federal, state and international operating income, the reversal of taxable temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require judgment regarding the forecasts of future taxable income and are consistent with the Company’s forecasts used to manage its business. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease, in the valuation allowance.
As of December 27, 2014, the Company has net operating loss carryforwards of approximately $309.1 million for federal tax purposes and $278.7 million for state tax purposes. The carryforward balance reflects expected utilization of both federal and state net operating losses for the year ended December 27, 2014. Additionally, the Company has federal and California research and development credits available to reduce future income taxes payable of approximately $28.0 million and $29.3 million, respectively, as of December 27, 2014. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expenditures ("SRED") credits available of $2.1 million to offset future Canadian income tax payable as of December 27, 2014. The federal research credits will begin to expire in the year 2021 if not utilized and the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.
The Company maintains net operating losses generated from excess tax benefits associated with the accumulated stock award attributes in a memo account, not included in the deferred tax balances. The additional tax benefit associated with these stock award attributes, of which the net operating loss amounts are included in the carryforward amounts noted above is not recognized until the deduction reduces cash taxes payable. At December 27, 2014, the Company had unbenefited stock option deductions for federal and state tax purposes of $42.0 million and $37.8 million, respectively. When utilized, the estimated tax benefits of approximately $17.8 million will result in a credit to stockholders’ equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 27, 2014, the Company had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against its taxable profits earned to date.
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 27, 2014, the undistributed earnings approximated $20.3 million. The future tax consequence of the remittance of these earnings is negligible because of the significant net operating loss carryforwards for U.S. and state purposes and full valuation allowance provided against such carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 27, 2014	December 28, 2013	December 29, 2012
Beginning balance	$15,148	$13,902	$13,066
Tax position related to current year
Additions	1,990	1,676	1,437
Tax positions related to prior years
Additions	140	32	75
Reductions	(76)	(132)	(580)
Lapses of statute of limitations	(224)	(330)	(96)
Ending balance	$16,978	$15,148	$13,902
As of December 27, 2014, the cumulative unrecognized tax benefit was $17.0 million, of which $15.1 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 27, 2014, approximately $1.8 million, if recognized, would impact the Company’s effective tax rate.
As of December 27, 2014, December 28, 2013 and December 29, 2012, the Company had $0.4 million, $0.2 million and $0.2 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.2 million was included in the Company’s provision for income taxes in the year ended December 27, 2014, and less than $0.1 million was included in the Company’s provision for income taxes each for the years ended December 28, 2013 and December 29, 2012.

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

The Company has received assessments of tax resulting from a transfer pricing examinations in India for fiscal years ended March 31, 2008 through March 31, 2009. The Company is appealing the assessment and does not expect a significant adjustment to unrecognized tax benefits as a result of this inquiry. Fiscal years subsequent to March 2009 remain open to examination in India.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 27, 2014.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Americas:
United States	$476,172	$345,734	$296,849
Other Americas	34,379	10,377	11,811
	$510,551	$356,111	$308,660
Europe, Middle East and Africa	132,271	150,912	116,663
Asia Pacific	25,257	37,099	13,114
Total revenue	$668,079	$544,122	$438,437
Property, plant and equipment, net

	December 27, 2014	December 28, 2013
United States	$79,025	$76,850
Other Americas	196	319
Asia Pacific	1,477	1,451
Europe, Middle East and Africa	868	1,048
Total property, plant and equipment, net	$81,566	$79,668

16.	Employee Benefit Plan
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Expenses related to the Company’s 401(k) plan were insignificant for 2014, 2013 and 2012.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2014 and 2013. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
		2014			2013
	Dec. 27	Sep. 27	Jun. 28	Mar. 29	Dec. 28	Sep. 28	Jun. 29	Mar. 30
			(In thousands, except per share data)
Revenue:
Product	$158,492	$147,178	$142,364	$124,242	$115,102	$121,332	$120,647	$108,343
Services	27,814	26,381	23,035	18,573	23,990	20,688	17,738	16,282
Total revenue	186,306	173,559	165,399	142,815	139,092	142,020	138,385	124,625
Cost of revenue:
Cost of product	89,809	86,703	85,906	78,438	73,385	66,685	80,198	75,447
Cost of services	12,154	11,554	9,240	5,971	9,795	6,964	6,533	6,476
Total cost of revenue	101,963	98,257	95,146	84,409	83,180	73,649	86,731	81,923
Gross profit	84,343	75,302	70,253	58,406	55,912	68,371	51,654	42,702
Operating expenses	71,477	67,822	62,201	59,462	62,993	61,926	60,262	57,644
Income (loss) from operations	12,866	7,480	8,052	(1,056)	(7,081)	6,445	(8,608)	(14,942)
Other income (expense), net	(2,773)	(2,432)	(2,655)	(3,070)	(2,683)	(2,790)	(800)	(6)
Income (loss) before income taxes	10,093	5,048	5,397	(4,126)	(9,764)	3,655	(9,408)	(14,948)
Provision for income taxes	1,683	205	617	248	414	308	601	331
Net income (loss)	$8,410	$4,843	$4,780	$(4,374)	$(10,178)	$3,347	$(10,009)	$(15,279)
Net income (loss) per common share
Basic	$0.07	$0.04	$0.04	$(0.04)	$(0.08)	$0.03	$(0.09)	$(0.13)
Diluted	$0.06	$0.04	$0.04	$(0.04)	$(0.08)	$0.03	$(0.09)	$(0.13)
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2014 and 2013 were 52-week years that ended on December 27, 2014 and December 28, 2013, respectively. The quarters for fiscal years 2014 and 2013 were 13-week quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 27, 2014, our disclosure controls and procedures were effective.
Inherent Limitations Over Internal Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2014, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 27, 2014, the end of our fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recently completed fiscal year ended December 27, 2014 (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. This includes information regarding our directors, compliance with Section 16(a) of the Exchange Act, procedures by which our stockholders may recommend nominees to our board of directors and the Audit Committee. For information pertaining to our executive offers, refer to the section entitled “Executive Officers of the Company” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$202,747	$213,449	$188,351
Additions	17,276	5,706	25,098
Reductions	(20,325)	(16,408)	—
Ending balance	$199,698	$202,747	$213,449
Allowance for doubtful accounts
Beginning balance	$43	$94	$—
Additions	18	56	94
Reductions	(23)	(107)	—
Ending balance	$38	$43	$94
Provision for other receivables
Beginning balance	$—	$—	$563
Additions	—	—	—
Reductions	—	—	(563)
Ending balance	$—	$—	$—
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.
See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 17, 2009.
4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
4.2
Indenture dated May 30, 2013, between the Registrant and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 30, 2013.

10.1*
Form of Indemnification Agreement between Registrant and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.

10.2*
2000 Stock Plan, as amended, and forms of stock option agreements thereunder, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.

10.3*	2007 Equity Incentive Plan.
10.4*
Infinera Corporation 2007 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (no. 001-33486), filed with the SEC on May 20, 2014.

10.5*
Form of 2007 Employee Stock Purchase Plan Subscription Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (no. 001-33486), filed with the SEC on May 20, 2014.

10.6*	Bonus Plan, incorporated by reference herein to Exhibit 10.1 of the Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
10.7*	Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan.
10.8*	Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan.
10.9*	Form of Director Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan.
10.10*
Form of Stock Option Agreement under the 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 5, 2010.

10.11*
Form of CEO Amended and Restated Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on March 5, 2013.

10.12*
Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on March 5, 2013.

10.13*	Executive Clawback Policy, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.
10.14
Separation Agreement and General Release of All Claims between Ronald D. Martin and the Registrant dated January 15, 2013, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.

10.15
Consulting Agreement dated April 10, 2013, between the Registrant and Michael O. McCarthy III, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 11, 2013.

10.16
Purchase Agreement dated May 23, 2013, between the Registrant and Morgan Stanley and Co. LLC and Goldman, Sachs & Co., as representatives of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 24, 2013.

10.17
Consulting Agreement between Ita Brennan and the Company dated February 28, 2014, Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 3, 2014.

10.18
Separation Agreement and General Release of All Claims between Alastair A. Short and the Company, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on July 17, 2014.

10.19*	Executive Severance Policy.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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
Dated: February 18, 2015

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer Principal Financial and Accounting Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Fallon and Brad Feller, and each of them individually, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ THOMAS J. FALLON	Chief Executive Officer and Director and Principal Executive Officer	February 18, 2015
Thomas J. Fallon

/s/ BRAD FELLER	Chief Financial Officer, Principal Financial and Accounting Officer	February 18, 2015
Brad Feller

/s/ DAVID F. WELCH, PH.D.	Co-founder, President and Director	February 18, 2015
David F. Welch, Ph.D.

/s/ KAMBIZ Y. HOOSHMAND	Chairman of the Board	February 18, 2015
Kambiz Y. Hooshmand

/s/ JAMES DOLCE	Director	February 18, 2015
James Dolce

/s/ MARCEL GANI	Director	February 18, 2015
Marcel Gani

/s/ PAUL J. MILBURY	Director	February 18, 2015
Paul J. Milbury

/s/ CARL REDFIELD	Director	February 18, 2015
Carl Redfield

/s/ MARK A. WEGLEITNER	Director	February 18, 2015
Mark A. Wegleitner