Form 10-Q
period 2015-03-28
INFINERA CORP
filed 2015-05-04
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2015, 129,624,376 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 28, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$118,623	$86,495
Short-term investments	215,080	239,628
Accounts receivable, net of allowance for doubtful accounts of $20 in 2015 and $38 in 2014	131,224	154,596
Inventory	157,195	146,500
Prepaid expenses and other current assets	23,112	24,636
Total current assets	645,234	651,855
Property, plant and equipment, net	82,661	81,566
Long-term investments	69,835	59,233
Cost-method investment	14,500	14,500
Long-term restricted cash	5,108	5,460
Other non-current assets	5,692	5,402
Total assets	$823,030	$818,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,183	$61,533
Accrued expenses	28,061	26,441
Accrued compensation and related benefits	24,406	38,795
Accrued warranty	11,453	12,241
Deferred revenue	36,757	35,321
Total current liabilities	150,860	174,331
Long-term debt, net	118,951	116,894
Accrued warranty, non-current	14,086	14,799
Deferred revenue, non-current	12,119	10,758
Other long-term liabilities	19,179	19,327
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 28, 2015 and December 27, 2014
Issued and outstanding shares – 129,094 as of March 28, 2015 and 126,160 as of December 27, 2014	129	126
Additional paid-in capital	1,090,676	1,077,225
Accumulated other comprehensive loss	(4,510)	(4,618)
Accumulated deficit	(578,460)	(590,826)
Total stockholders’ equity	507,835	481,907
Total liabilities and stockholders’ equity	$823,030	$818,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue:
Product	$160,843	$124,242
Services	26,019	18,573
Total revenue	186,862	142,815
Cost of revenue:
Cost of product	89,506	78,438
Cost of services	9,244	5,971
Total cost of revenue	98,750	84,409
Gross profit	88,112	58,406
Operating expenses:
Research and development	39,257	29,346
Sales and marketing	21,042	17,862
General and administrative	12,656	12,254
Total operating expenses	72,955	59,462
Income (loss) from operations	15,157	(1,056)
Other income (expense), net:
Interest income	414	336
Interest expense	(2,890)	(2,677)
Other gain (loss), net	301	(729)
Total other income (expense), net	(2,175)	(3,070)
Income (loss) before income taxes	12,982	(4,126)
Provision for income taxes	616	248
Net income (loss)	$12,366	$(4,374)
Net income (loss) per common share:
Basic	$0.10	$(0.04)
Diluted	$0.09	$(0.04)
Weighted average shares used in computing net income (loss) per common share:
Basic	127,840	121,352
Diluted	137,304	121,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income (loss)	$12,366	$(4,374)
Other comprehensive income (loss):
Unrealized gain on all other available-for-sale investments	267	50
Foreign currency translation adjustment	(159)	244
Tax related to available-for-sale investment	—	(20)
Net change in accumulated other comprehensive income	108	274
Comprehensive income (loss)	$12,474	$(4,100)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Net income (loss)	$12,366	$(4,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,586	6,314
Amortization of debt discount and issuance costs	2,234	2,020
Amortization of premium on investments	954	828
Stock-based compensation expense	7,208	6,672
Other gain	(19)	(20)
Changes in assets and liabilities:
Accounts receivable	23,391	(6,762)
Inventory	(12,103)	(3,354)
Prepaid expenses and other assets	1,141	(3,797)
Accounts payable	(10,317)	(2,080)
Accrued liabilities and other expenses	(12,895)	(13,448)
Deferred revenue	2,797	(909)
Accrued warranty	(1,501)	3,477
Net cash provided by (used in) operating activities	19,842	(15,433)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(80,022)	(80,223)
Proceeds from sale of available-for-sale investments	2,001	—
Proceeds from maturities of investments	91,280	57,063
Purchase of property and equipment	(7,367)	(5,608)
Change in restricted cash	352	(479)
Net cash provided by (used in) investing activities	6,244	(29,247)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,131	7,054
Minimum tax withholding paid on behalf of employees for net share settlement	(3,950)	(1,619)
Net cash provided by financing activities	6,181	5,435
Effect of exchange rate changes on cash	(139)	164
Net change in cash and cash equivalents	32,128	(39,081)
Cash and cash equivalents at beginning of period	86,495	124,330
Cash and cash equivalents at end of period	$118,623	$85,249
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$897	$303
Supplemental schedule of non-cash financing activities:
Transfer of inventory to fixed assets	$1,403	$603
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Infinera Corporation (the "Company") prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
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
The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
There have been no material changes in the Company’s significant accounting policies for the three months ended March 28, 2015 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended March 28, 2015, two customers individually accounted for 18% and 16% of the Company’s total revenue, respectively. For the three months ended March 29, 2014, two customers individually accounted for 21% and 16% of the Company’s total revenue, respectively.

2.	Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-02, "Consolidation (Topic 10): Amendments to the Consolidation Analysis" (“ASU 2015-02”). ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for the Company in its first quarter of fiscal 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-02 on its consolidated financial statements.
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
In May 2014, the Financial Accounting Standards Board (FASB") issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s), which include (i) identifying the contract(s) with the customer; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s first quarter of 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

3.	Fair Value Measurements
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
U.S. Agency Notes
The Company reviews trading activity and pricing for its U.S. agency notes as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from a number of industry standard data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.
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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 28, 2015				As of December 27, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$39,633	$—	$—	$39,633	$21,478	$—	$—	$21,478
Certificates of deposit	—	9,465	—	9,465	—	8,060	—	8,060
Commercial paper	—	21,690	—	21,690	—	46,072	—	46,072
Corporate bonds	—	223,238	—	223,238	—	235,285	—	235,285
U.S. agency notes	—	14,508	—	14,508	—	—	—	—
U.S. treasuries	16,014	—	—	16,014	14,810	—	—	14,810
Foreign currency exchange forward contracts	—	—	—	—	—	—	—	—
Total assets	$55,647	$268,901	$—	$324,548	$36,288	$289,417	$—	$325,705
Liabilities
Foreign currency exchange forward contracts	$—	$(117)	$—	$(117)	$—	$(64)	$—	$(64)
During the three months ended March 28, 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

Investments at fair value were as follows (in thousands):

	March 28, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$39,633	$—	$—	$39,633
Certificates of deposit	9,460	5	—	9,465
Commercial paper	21,691	—	(1)	21,690
Corporate bonds	223,425	12	(199)	223,238
U.S. agency notes	14,507	5	(4)	14,508
U.S. treasuries	16,009	9	(4)	16,014
Total available-for-sale investments	$324,725	$31	$(208)	$324,548

	December 27, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,478	$—	$—	$21,478
Certificates of deposit	8,060	—	—	8,060
Commercial paper	46,073	—	(1)	46,072
Corporate bonds	235,713	2	(430)	235,285
U.S. treasuries	14,825	1	(16)	14,810
Total available-for-sale investments	$326,149	$3	$(447)	$325,705
As of March 28, 2015, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of up to 24 months. Gross realized gains (losses) on short-term and long-term investments for the three months ended March 28, 2015 and March 29, 2014 were insignificant in both periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of March 28, 2015 and December 27, 2014, the Company held $79.0 million and $59.7 million of cash in banks, respectively, excluding restricted cash.

4.	Cost-method Investment
As of March 28, 2015, the Company had an investment of $14.5 million in a privately-held company. This investment is accounted for as a cost-method investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. This investment is carried at historical cost in the Company's condensed consolidated financial statements. The Company regularly evaluates the carrying value of this cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of March 28, 2015, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded for this cost-method investment.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during the three months ended March 28, 2015 were denominated in euros and British pounds, and had maturities of no more than 35 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
As of March 28, 2015, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in other gain (loss), net, in the accompanying condensed consolidated statements of operations. For the three months ended March 28, 2015 and March 29, 2014, the before-tax effect of foreign currency exchange forward contracts was a gain of $3.3 million and a loss of $1.2 million, respectively. In each of these periods, the impact of these gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts and the combined effect is recorded in other gain (loss), net, in the accompanying condensed consolidated statements of operations.
The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 28, 2015		As of December 27, 2014
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$22,350	$(107)	$34,445	$(53)
Related to British pound denominated receivables	1,590	(5)	2,678	(9)
Related to restricted cash	1,103	(5)	1,236	(2)
	$25,043	$(117)	$38,359	$(64)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	March 28, 2015	December 27, 2014
Inventory:
Raw materials	$22,372	$15,169
Work in process	45,871	50,046
Finished goods (1)	88,952	81,285
Total inventory	$157,195	$146,500
Property, plant and equipment, net:
Computer hardware	$9,584	$8,785
Computer software(2)	18,705	17,684
Laboratory and manufacturing equipment	166,514	162,004
Furniture and fixtures	1,433	1,340
Leasehold improvements	38,450	37,825
Construction in progress	15,340	14,726
Subtotal	$250,026	$242,364
Less accumulated depreciation and amortization	(167,365)	(160,798)
Total property, plant and equipment, net	$82,661	$81,566
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,048	$5,390
Professional and other consulting fees	2,631	1,831
Taxes payable	2,853	3,993
Royalties	3,009	2,648
Accrued rebate and customer prepay liability	1,026	941
Accrued interest on convertible senior notes	875	219
Other accrued expenses	12,619	11,419
Total accrued expenses	$28,061	$26,441

(1)
Included in finished goods inventory at March 28, 2015 and December 27, 2014 were $12.9 million and $10.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at March 28, 2015 and December 27, 2014 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at March 28, 2015 and December 27, 2014 were $4.9 million and $5.2 million, respectively.

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
The following table sets forth the Company's restricted cash (in thousands):

	March 28, 2015	December 27, 2014
Restricted cash related to outstanding standby letters of credit
Value added tax license	$1,177	$1,309
Customer proposal guarantee	2,832	3,074
Property leases	699	699
Other	400	378
Total restricted cash	$5,108	$5,460

7.	Accumulated Other Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended March 28, 2015 (in thousands):

	Unrealized Gain on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 27, 2014	$(444)	$(3,414)	$(760)	$(4,618)
Net current-period other comprehensive loss	267	(159)	—	108
Balance at March 28, 2015	$(177)	$(3,573)	$(760)	$(4,510)

8.	Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units ("RSUs") and performance stock units ("PSUs"), assumed conversion of the Notes from conversion spread (as defined in Note 9, "Convertible Senior Notes"), and assumed issuance of stock under the Company’s employee stock purchase plan ("ESPP") using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been anti-dilutive and therefore, excluded from the diluted net loss calculation.
The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net income (loss)	$12,366	$(4,374)
Denominator:
Basic weighted average common shares outstanding	127,840	121,352
Effect of dilutive securities:
Employee equity plans	6,569	—
Assumed conversion of convertible senior notes from conversion spread	2,895	—
Diluted weighted average common shares outstanding	137,304	121,352

Net income (loss) per common share
Basic	$0.10	$(0.04)
Diluted	$0.09	$(0.04)
In the three months ended March 28, 2015, the Company included the dilutive effects of the Company's Notes in the calculation of diluted net income per common shares as the average market price was above the conversion price. The dilutive impact of the Company's Notes was based on the difference between the Company's average stock price during the quarter and the conversion price of the Notes. In the three months ended March 29, 2014, the Company excluded the potential shares issuable upon conversion of the Notes in the calculation of diluted earnings per share because the market price was below the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

The effects of potentially outstanding shares were not included in the calculation of diluted net income per share for the three months ended March 28, 2015 because their effect would have been anti-dilutive under the treasury stock method or the performance condition of the award has not been met. As the Company incurred a net loss during the three months ended March 29, 2014, all potential stock options, RSUs, PSUs and ESPP shares have been excluded from the diluted net loss per share computation as their effects were deemed anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Stock options	10	6,135
Restricted stock units	1,505	5,386
Performance stock units	292	763
Employee stock purchase plan shares	415	431
Total	2,222	12,715

9.	Convertible Senior Notes
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

If the Company undergoes a fundamental change as defined in the Indenture governing the Notes, holders may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company may, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

The net carrying amounts of the debt obligation were as follows (in thousands):

	March 28, 2015	December 27, 2014
Principal	$150,000	$150,000
Unamortized discount (1)	(31,049)	(33,106)
Unamortized issuance cost (1)	(2,671)	(2,848)
Net carrying amount	116,280	114,046

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately three years.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of March 28, 2015 and December 27, 2014, the carrying amount of the equity component was $43.3 million, which represents the equity component of the debt discount related to the value of the conversion option of $45.0 million, net of the debt issuance costs attributable to the equity component of $1.7 million. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Notes.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Contractual interest expense	$656	$657
Amortization of debt issuance costs	177	160
Amortization of debt discount	2,057	1,860
Total interest expense	$2,890	$2,677
The coupon rate was 1.75%. For the three months ended March 28, 2015 and March 29, 2014, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of March 28, 2015, the fair value of the Notes was $245.4 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 27, 2015. The Notes are classified as Level 2 of the fair value hierarchy.

During the three months ended March 28, 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the three months ended June 27, 2015. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $19.59 on March 27, 2015, the if-converted value of the Notes exceeded their principal amount by approximately $83.6 million.

10.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an employee stock purchase plan ("ESPP") for all eligible employees. As of March 28, 2015, there were a total of 15.7 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Stock options granted	—	$—
Stock options exercised	(559)	$6.74	$5,789
Stock options canceled	—	$—
Outstanding at March 28, 2015	3,739	$7.37	$45,711
Vested and expected to vest as of March 28, 2015	3,737		$45,690
Exercisable at March 28, 2015	3,687	$7.36	$45,097

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $19.59 at March 27, 2015 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	6,042	$8.14	$90,085
RSUs granted	1,581	$17.95
RSUs released	(1,393)	$7.97	$22,807
RSUs canceled	(78)	$8.58
Outstanding at March 28, 2015	6,152	$10.69	$120,514
Expected to vest at March 28, 2015	5,798		$113,574

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	876	$7.49	$13,067
PSUs granted	438	$14.97
PSUs released	(386)	$6.67	$6,585
PSUs canceled	(191)	$7.88
Outstanding at March 28, 2015	737	$12.14	$14,444
Expected to vest at March 28, 2015	703		$13,764

The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $19.59 at March 27, 2015. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 28, 2015. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	170	1.5
RSUs	48,111	2.7
PSUs	7,083	1.6
Employee Stock Options
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Three Months Ended
Employee and Director Stock Options	March 28, 2015	March 29, 2014
Volatility	N/A	52%
Risk-free interest rate	N/A	1.3%
Expected life	N/A	4.3 years
Estimated fair value	N/A	$3.85
Total stock-based compensation expense	$70	$388
_________________

N/A	Not applicable because the Company did not grant any stock options during the period.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended
Employee Stock Purchase Plan	March 28, 2015	March 29, 2014
Volatility	53%	51%
Risk-free interest rate	0.13%	0.11%
Expected life	0.5 years	0.5 years
Estimated fair value	$5.15	$2.57
Total stock-based compensation expense	$1,051	$791
Restricted Stock Units
During the three months ended March 28, 2015, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 1.6 million shares of the Company’s common stock. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 28, 2015 and March 29, 2014 was approximately $5.2 million and $5.1 million, respectively.

Performance Stock Units
2015 Performance Stock Units
Pursuant to the 2007 Plan, during the first quarter of 2015, the Company granted 0.2 million target number of PSUs to certain of the Company's executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the target number PSUs granted depending on the relative performance of the Company's common stock price compared to the S&P North American Technology Multimedia Networking ("SPGIIPTR") Index over the span of one, two and three years of total shareholder returns.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Three Months Ended
March 28, 2015
Infinera Volatility	48%
SPGIIPTR Index Volatility	18% - 19%
Risk-free interest rate	0.97% - 1.10%
Correlation with SPGIIPTR Index	0.52
Estimated fair value	$18.08 - $19.29
Additionally, pursuant to the 2007 Plan, during the three months ended March 28, 2015, the Company granted 0.1 million target number of PSUs to certain of its executive officers. These PSUs will only vest upon the achievement of certain specific revenue criteria and are subject to each employee's continued service to the Company through each applicable vesting date. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled.
2014 Performance Stock Units
Pursuant to the 2007 Plan, during fiscal 2014, the Company granted 0.3 million target number of PSUs target number shares of PSUs to certain of the Company's executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the target number of PSUs granted depending on the relative performance of the Company's common stock price compared to the iShares North American Tech-Multimedia Networking ("IGN") Index over the span of one, two and three years of total shareholder returns. During the three months ended March 28, 2015, the Company released 0.2 million shares of PSUs, based on a payout of 1.5 times of the target number of PSUs.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 27, 2014
Infinera Volatility	49% - 50%
IGN Index Volatility	25%
Risk-free interest rate	0.66% - 0.71%
Correlation with IGN Index	0.60
Estimated fair value	$6.59 - $7.60
Additionally, pursuant to the 2007 Plan, during 2014, the Company granted 0.1 million shares of PSUs to several employees. These PSUs will only vest upon the achievement of certain specific performance criteria and are subject to each employee's continued service to the Company through each applicable vesting date. If the specific performance metrics are not met within the time limits specified in the award agreements, the PSUs will be cancelled.
2013 Performance Stock Units
Pursuant to the 2007 Plan, during fiscal 2013, the Company granted 0.6 million target number of PSUs to certain of its executive officers. The number of shares to be issued upon vesting of PSUs range from 0 to 1.5 times the target number of PSUs granted depending on the relative performance of the Company’s common stock price compared to the NASDAQ Telecom Composite Index over the span of one, two and three years of total shareholder returns. During the three months ended March 28, 2015, the Company released 0.2 million shares of PSUs, based on a payout of 1.5 times of the target number of PSUs.

The ranges of estimated values of the PSUs granted, as well as assumptions used in calculating these values were based on estimates as follows:

Year Ended
December 28, 2013
Infinera Volatility	55%
NASDAQ Telecom Composite Index Volatility	23%
Risk-free interest rate	0.42%
Correlation with NASDAQ Telecom Composite Index	0.56
Estimated fair value	$6.27 - $7.06
2012 Performance Stock Units
Pursuant to the 2007 Plan, during fiscal 2012, the Company granted 0.5 million shares of PSUs to certain of its executive officers. These PSUs will only vest upon the achievement of certain specific revenue and operating profit criteria and are subject to each named executive officer’s continued service to the Company. If the financial performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled. During the three months ended March 28, 2015, the Company did not release any shares subject to these PSUs and were canceled as a result of the financial performance metrics not being met within the time limits specified in the award agreements.
Amortization of stock-based compensation related to PSUs in the three months ended March 28, 2015 and March 29, 2014 was approximately $0.9 million and $0.4 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 28, 2015	December 27, 2014
Stock-based compensation effects in inventory	$3,083	$3,088
Stock-based compensation effects in deferred inventory cost	$13	$13
Stock-based compensation effects in fixed assets	$113	$119

	Three Months Ended
	March 28, 2015	March 29, 2014
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$482	$452
Research and development	2,578	2,138
Sales and marketing	1,721	1,720
General and administration	1,666	1,530
	6,447	5,840
Cost of revenue – amortization from balance sheet (1)	761	832
Total stock-based compensation expense	$7,208	$6,672

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11.	Income Taxes
Provision for income taxes for three months ended March 28, 2015 was $0.6 million on pre-tax income of $13.0 million. This compared to a tax provision of $0.2 million on a pre-tax loss of $4.1 million for the three months ended March 29, 2014. The increase in tax provision for the three months ended March 28, 2015 compared to the corresponding period in 2014 is attributed to stronger expected profitability in 2015, taxes being accrued in proportion to quarterly profit as it relates to total profit expected for the year, and higher foreign taxes due to an increase in cost-plus taxable profits. In all periods, the tax expense projected in the Company's effective tax rate primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis regardless of the level of consolidated earnings. Because of the Company's significant loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of nominal amounts of state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
The Company must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At March 28, 2015 and December 27, 2014, the Company's domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, management believed at that time it was more likely than not that the Company would not be able to utilize those deferred tax assets in the future.
Notwithstanding the above, the Company has been profitable for four consecutive quarters beginning with the second quarter of 2014. If this trend continues and the Company is no longer in a cumulative loss position, it may consider the extent to which it can rely on forecasts of future income to support the realization of the Company's net U.S. deferred tax assets. These income forecasts would be considered with other positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended
	March 28, 2015	March 29, 2014
Americas:
United States	$127,003	$110,691
Other Americas	7,086	3,536
	134,089	114,227
Europe, Middle East and Africa	45,879	25,613
Asia Pacific and Japan	6,894	2,975
Total revenue	$186,862	$142,815

Property, plant and equipment, net

	March 28, 2015	December 27, 2014
United States	$79,898	$79,025
Other Americas	154	196
Europe, Middle East and Africa	797	1,477
Asia Pacific and Japan	1,812	868
Total property, plant and equipment, net	$82,661	$81,566

13.	Guarantees
Product Warranties
The Company warrants that its products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company's hardware warranty periods range from one to five yearsfrom date of acceptance for hardware and 90 days for software warranty. Upon delivery of the Company's products, we provide for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to the Company's in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, the Company's costs of repair vary based on repair volume and its ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from the Company's estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Beginning balance	$27,040	$22,908
Charges to operations	5,348	5,561
Utilization	(1,818)	(3,242)
Change in estimate(1)	(5,031)	1,158
Balance at the end of the period	$25,539	$26,385

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair and new parts. As our products mature over time, failure rates and repair costs generally decline leading to favorable changes in warranty reserves.

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
On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of the Company’s proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, the Company filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted the Company's motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit and Cambrian's appeal brief was filed on November 6, 2014. The Company filed its responsive brief on January 5, 2015, and on February 5, 2015, Cambrian filed their reply brief. Oral argument of this appeal has been set for May 5, 2015. After the court granted summary judgment, the Company sought to recover certain costs and attorney's fees from Cambrian.
As of March 28, 2015, the Company concluded that the likelihood of a loss with respect to this suit was remote and the amount of any loss would be insignificant. The Company does not believe the outcome of this matter will have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the district court granting the Company's motion for summary judgment for non-infringement, the entry of final judgment of non-infringement and the current stage of the litigation. However, the outcome of such legal matters is inherently unpredictable and subject to uncertainty.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 28, 2015, the Company has accrued an immaterial amount for such liabilities.

15.	Subsequent Event
On April 8, 2015, the Company issued a press release in Sweden and in the U.S. announcing the Company’s intent to combine with Sweden-based Transmode AB, a Swedish company ("Transmode"), pursuant to a public exchange offer to acquire all issued and outstanding shares of Transmode (the “Offer”). In the Offer, the Company is offering Transmode’s shareholders cash and common stock as follows: (i) with respect to approximately 73.8 percent of the Transmode shares exchanged by each shareholder, approximately 0.6376 new shares of Infinera’s common stock per Transmode share; and (ii) with respect to the remaining approximately 26.2 percent of the Transmode shares exchanged by such shareholder, Swedish kronor ("SEK") 107.05 in cash per Transmode share. The board of directors of Transmode has unanimously recommended that Transmode’s shareholders accept the Offer. The foregoing reflects the payment by Transmode to its shareholders of a dividend of SEK 1.95 per share on April 23, 2015. If Transmode pays another dividend or makes any other distributions to its shareholders, with a record date occurring prior to the settlement of the Offer, the Offer consideration will be reduced accordingly.
If the Offer is accepted in its entirety, 13,037,699 shares of Infinera’s common stock ("Infinera Shares") will be issued under the Offer, corresponding to approximately 10.1 percent of Infinera’s shares outstanding. Following completion of the Offer, if accepted in its entirety, former Transmode shareholders would hold Infinera Shares representing approximately 9.2 percent of the outstanding shares of and voting power in the combined company and approximately 8.7 percent of the combined company on a fully diluted basis. The cash portion of the Offer totals approximately $88.9 million and will be financed through existing cash resources. The foregoing numbers in this paragraph are based on 27,709,236 outstanding shares in Transmode as of March 31, 2015 (excluding 79,440 of its own shares held in treasury by Transmode) and 129,093,644 outstanding shares in the Company as of March 28, 2015.
On April 9, 2015, the Company entered into a foreign currency forward contract with a notional amount of SEK 831 million ($95.3 million) at an exchange rate of 8.7402 to hedge currency exposures associated with the cash portion of the Offer. In addition, changes in the fair value of this forward contract will impact the Company's financial statements for the interim reporting periods prior to the close of the Offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding earnings, revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services; statements related to our intent to acquire all the shares of Transmode AB; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed on February 18, 2015. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We provide optical transport networking equipment, software and services to Tier 1 and Tier 2 telecommunications service providers, Internet content providers ("ICPs"), cable providers, wholesale and enterprise carriers, research and education institutions, and government entities (collectively, "Service Providers") across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission capacity prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
Our technologies and platforms enable Service Providers to deliver vast amounts of bandwidth with greater ease. We leverage our unique large-scale photonic integrated circuits ("PICs") to deliver innovative optical networking solutions for the most demanding network environments. The Infinera Intelligent Transport Network is an architecture that enables Service Providers to automate, converge and scale their data center, metro, long-haul and subsea optical networks. This architectural approach helps Service Providers to rapidly deploy reliable, differentiated services while reducing their operating costs through scale, multi-layer convergence and automation.
We manufacture large-scale Indium Phosphide PICs, which are used as a key differentiating component inside our Intelligent Transport Network platforms. Our first and second generation PICs transmit and receive 100 Gigabits per second ("Gbps") of wavelength division multiplexing ("WDM") transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of PICs approximately the size of a fingernail. Our third generation PICs, commercially available since 2012, transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of PICs. Our PICs are combined with the FlexCoherent Processors to deliver coherent optical transmission and with high-performance Optical Transport Network ("OTN") switching capabilities to offer Service Providers a unique combination of highly-scalable transmission capacity and easy to use bandwidth management tools to simplify transport network operations.
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

In addition to Service Providers that are looking for network architectures to respond to continued demand for bandwidth across their long-haul and subsea networks, Service Providers are now starting to build networks to support data center interconnections across metro cloud and campus environments. Our recently introduced Cloud Xpress platform is optimized to help Service Providers build cloud networks with hyper-scale density, simplified operations and low power.
As of March 28, 2015, we have sold our products for deployment in the optical networks of 144 customers worldwide. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 62 customers who have purchased our DTN-X platform. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended March 28, 2015, two customers individually accounted for 18% and 16% of our total revenue, respectively. For the three months ended March 29, 2014, two customers individually accounted for 21% and 16% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 95% and 98% of our revenue from direct sales to customers during the three months ended March 28, 2015 and 2014, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.
On April 8, 2015, we announced our intent to combine with Transmode AB, a Swedish company ("Transmode"), pursuant to a public exchange offer to acquire all issued and outstanding shares of Transmode (the “Offer”). Complementing our strength in the long-haul optical transport market and our early traction in the metro Cloud market, we believe Transmode’s suite of metro core, edge and access solutions will allow us to address the entire end-to-end WDM market and to capitalize on the transition of major 100G metro aggregation deployments expected by industry analysts to commence in 2016.
We intend to continue to leverage the Infinera DTN-X platform to increase revenue and expand our market share as customers continue to deploy 100 Gbps transport solutions in their networks. In addition, to the DTN-X platform for the long-haul market, we are also optimistic about opportunities in the metro cloud market with our Cloud Xpress platform. This focus on revenue growth will be complemented with overall prudent financial management and continued efforts to drive cost improvements across all of our products and services. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow. We will continue to make significant investments in the business, and management currently believes that research and development expenses, excluding stock-based compensation expenses, will be approximately 20% of our total revenue. Furthermore, we plan to continue to tightly manage other operating expenses.
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. In 2015 and beyond, we intend to increase our presence with new and existing customers while leveraging our Infinera DTN-X and Cloud Xpress platforms. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the first quarter of 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	March 28, 2015		March 29, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$160,843	86%	$124,242	87%	$36,601	29%
Services	26,019	14%	18,573	13%	7,446	40%
Total revenue	$186,862	100%	$142,815	100%	$44,047	31%
Cost of revenue:
Product	$89,506	48%	$78,438	55%	$11,068	14%
Services	9,244	5%	5,971	4%	3,273	55%
Total cost of revenue	$98,750	53%	$84,409	59%	$14,341	17%
Gross profit	$88,112	47%	$58,406	41%	$29,706	51%

Revenue
Total revenue increased by $44.0 million, or 31%, during the three months ended March 28, 2015 compared to the corresponding period in 2014. Total product revenue increased by $36.6 million, or 29%, during the three months ended March 28, 2015 compared to the corresponding period in 2014. These increases were primarily driven by continued strong market adoption of the Infinera DTN-X platform as our existing and new customers deployed our products to meet the growing bandwidth needs of their networks. Additionally, we began to ramp up shipments of our Cloud Xpress platform during the three months ended March 28, 2015.
Total services revenue increased by $7.4 million, or 40%, during the three months ended March 28, 2015 compared to the corresponding period in 2014 primarily due to higher on-going support services as we continued to grow our installed base, and to a lesser extent, to higher levels of deployment services as existing and new customers built new networks utilizing our teams’ expertise.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 28, 2015		March 29, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$127,003	68%	$110,691	78%	$16,312	15%
International	59,859	32%	32,124	22%	27,735	86%
	$186,862	100%	$142,815	100%	$44,047	31%
Total revenue by sales channel:
Direct	$177,993	95%	$140,474	98%	$37,519	27%
Indirect	8,869	5%	2,341	2%	6,528	279%
	$186,862	100%	$142,815	100%	$44,047	31%

Domestic revenue increased by $16.3 million during the three months ended March 28, 2015 compared to the corresponding period in 2014. As a percentage of revenue, domestic revenue decreased to 68% of total revenue during the three months ended March 28, 2015 from 78% of total revenue in the corresponding period in 2014. Domestic revenue increased in absolute dollars as we saw sales growth in the enterprise and wholesaler carriers, ICPs and Tier 1 customer verticals based in this region. International revenue increased by $27.7 million to 32% of total revenue during the three months ended March 28, 2015 from 22% of total revenue in the corresponding period in 2014. International revenue increased in absolute dollars and as a percentage of revenue primarily due to increased sales to enterprise and wholesale carriers as they continued to build out their networks.
We believe that the Infinera DTN-X platform is well positioned across our diverse customer base, as existing customers continue to build out their networks and as we gain opportunities to deploy our products with new customers. We continue to see strong demand across multiple regions and customer verticals. We also expect growing momentum with our Cloud Xpress platform as we continue to ramp up shipments in 2015. We currently expect overall revenue in the second quarter of 2015 to be higher on a sequential basis.
Cost of Revenue and Gross Margin
Gross margin increased to 47% during the three months ended March 28, 2015 from 41% in the corresponding period of 2014. The increase was primarily driven by financial leverage gained from our vertically integrated operating model. As volumes continued to grow, we were able to spread our fixed manufacturing costs over a much broader base of units. In addition, we continued to experience yield improvements in our manufacturing operations. We also improved our services margin, which was driven by our deployment and spares management offerings.
Based on our current outlook, we expect that gross margin in the second quarter of 2015 will be down moderately as compared to the first quarter of 2015.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 28, 2015		March 29, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$39,257	21%	$29,346	21%	$9,911	34%
Sales and marketing	21,042	11%	17,862	13%	3,180	18%
General and administrative	12,656	7%	12,254	9%	402	3%
Total operating expenses	$72,955	39%	$59,462	43%	$13,493	23%

Research and Development Expenses
Research and development expenses increased by $9.9 million, or 34%, during the three months ended March 28, 2015 compared to the corresponding period in 2014 primarily due to increased compensation costs of $5.0 million related to increased hiring to support our product roadmap. In addition, we had increased spending on prototype and other engineering materials of $2.6 million, increased outside professional services of $1.0 million and higher discretionary spending of $1.3 million to support our growing business.

Sales and Marketing Expenses
Sales and marketing expenses increased by $3.2 million, or 18%, during the three months ended March 28, 2015 compared to the corresponding period in 2014 primarily due to increased compensation costs of $1.7 million due to hiring to support the continued expansion of our business and higher sales commissions associated with revenue growth. We also had increased expenses related to customer lab trials of $0.8 million primarily related to our ramp up of the Cloud Xpress platform. In addition, we had $0.7 million of higher discretionary spending to support our growing business.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million, or 3%, during the three months ended March 28, 2015 compared to the corresponding period in 2014 primarily due to higher compensation and personnel-related costs of $0.7 million, offset by an overall decrease in outside professional services of $0.2 million and lower discretionary spending of $0.1 million.
Other Income (Expense), Net

	Three Months Ended
	March 28, 2015	March 29, 2014	Change	% Change
	(In thousands)
Interest income	$414	$336	$78	23%
Interest expense	(2,890)	(2,677)	(213)	8%
Other gain (loss), net	301	(729)	1,030	(141)%
Total other income (expense), net	$(2,175)	$(3,070)	$895	(29)%
Interest income increased slightly during the three months ended March 28, 2015 compared to the corresponding period in 2014 reflecting a higher average investment balance due to cash generated from the business. Interest expense for the first quarter of 2015 and 2014 consisted of cash interest payments and amortization of discount and issuance costs related to the Notes. The change in other gain (loss), net, during the three months ended March 28, 2015 as compared to the same period of 2014 was primarily due to more favorable foreign currency transactions based on the strengthening of the U.S. dollar.
Income Tax Provision
Provision for income taxes during the three months ended March 28, 2015 was $0.6 million on pre-tax income of $13.0 million. This compared to a tax provision of $0.2 million on a pre-tax loss of $4.1 million during the three months ended March 29, 2014. The increase in tax provision during the three months ended March 28, 2015 compared to the corresponding period in 2014 is attributed to stronger expected profitability in 2015, taxes being accrued in proportion to quarterly profit as it relates to total profit expected for the year, and higher foreign taxes due to an increase in cost-plus taxable profits. In all periods, the tax expense projected in our effected tax rate primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis regardless of the level of consolidated earnings. Because of our significant loss carryforward position and corresponding full valuation allowance, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards, with the exception of nominal amounts of state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

Liquidity and Capital Resources

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$19,842	$(15,433)
Investing activities	$6,244	$(29,247)
Financing activities	$6,181	$5,435

	March 28, 2015	December 27, 2014
	(In thousands)
Cash and cash equivalents	$118,623	$86,495
Short-term and long-term investments	284,915	298,861
Long-term restricted cash	5,108	5,460
	$408,646	$390,816
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
Operating Activities
Net cash provided by operating activities during the three months ended March 28, 2015 was $19.8 million as compared to net cash used in operating activities of $15.4 million for the corresponding period in 2014.
Net income adjusted for non-cash items was $29.3 million during the three months ended March 28, 2015 compared to a net loss adjusted for non-cash items of $11.4 million for the corresponding period in 2014.
Net cash used to fund working capital was $9.5 million during the three months ended March 28, 2015. Accounts receivables decreased by $23.4 million primarily reflecting linearity of invoicing and collections activities in the period. Inventory increased by $12.1 million in order to support higher expected demand. Accounts payable decreased by $10.3 million primarily reflecting timing of inventory purchases during the period. Accrued liabilities decreased $12.9 million primarily due to reduced levels of compensation related accruals and the corporate bonus payout in the first quarter of 2015.
Net cash used to fund working capital was $26.9 million during the three months ended March 29, 2014. Accounts receivables increased by $6.8 million primarily due to timing of acceptance and invoicing of product deployments during the period. Inventory increased due to increased levels of DTN-X inventory in anticipation of higher customer shipments in the second quarter of 2014. Accounts payable decreased by $2.1 million primarily reflecting timing of purchases and payments of purchases during the period. Accrued liabilities decreased $13.4 million primarily due to reduced levels of compensation related accruals and the corporate bonus payout in the first quarter of 2014.
Investing Activities
Net cash provided by investing activities during the three months ended March 28, 2015 was $6.2 million compared to net cash used in investing activities of $29.2 million in the corresponding period of 2014. Investing activities during the three months ended March 28, 2015 primarily related to net proceeds of $13.3 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $7.4 million. Investing activities during the three months ended March 29, 2014 primarily related to purchases of investments, net of proceeds from maturities of investments of $23.2 million, and capital expenditures of $5.6 million.

Financing Activities
Net cash provided by financing activities during the three months ended March 28, 2015 was $6.2 million compared to $5.4 million in the corresponding period of 2014. Financing activities during the three months ended March 28, 2015 and the corresponding period in 2014 included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including any cash we may be required to expend as part of the Offer. For more information regarding the Offer, see Note 15, "Subsequent Event," to the Notes to Consolidated Financial Statements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued $150.0 million of 1.75% convertible senior notes (the "Notes"), which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended March 28, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the second quarter of 2015. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. The carrying value of the Notes was $119.0 million as of March 28, 2015, which represents the liability component of the $150.0 million principal balance, net of $31.0 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of March 28, 2015, contractual obligations related to the Notes are payments of $2.6 million due each year from 2015 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements.
As of March 28, 2015, we had $333.7 million of cash, cash equivalents, and short-term investments, including $15.8 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of March 28, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk affecting us, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. of Part II of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 27, 2014, with the exception of the items below.
Foreign Currency Risk
In connection with the Offer, on April 9, 2015, we entered into a foreign exchange forward contract with a notional amount of SEK 831 million ($95.3 million) at an exchange rate of 8.7402 to hedge currency exposures associated with the cash portion of the Offer. If the Offer is not completed, we will still be obligated to purchase Swedish kronor in the quantity, at the price and at the time set forth in the forward contract. To provide an assessment of the potential foreign currency exchange loss associated with this forward contract if the Offer is not completed, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the Swedish kronor weakened by 10%, the impact to our financial statements would be approximately $9.0 million.
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
During the three months ended March 28, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the second quarter of 2015. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term.
As of March 28, 2015, the fair value of the Notes was $245.4 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 27, 2015. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 28 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of our proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, we filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted our motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit and Cambrian's appeal brief was filed on November 6, 2014. We filed our response brief on January 5, 2015, and on February 2, 2015, Cambrian filed their reply brief. Oral argument of this appeal has been set for May 5, 2015. After the court granted summary judgment, we sought to recover certain costs and attorney's fees from Cambrian.

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
A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
Risks Related to the Offer
Uncertainty regarding the completion of the Offer may have a negative impact on the market price of our common stock.
We have established certain conditions for completion of the Offer, including the condition that holders of over 90% of the shares of Transmode accept the Offer. Since the fulfillment of these conditions is beyond our control, there are no guarantees for when the Offer will be completed, or that it will be completed at all. The uncertainty that may occur on the market due to such conditions may negatively affect the market price of our shares.
We may not be able to successfully integrate our business with the business of Transmode, and may not be able to achieve the anticipated strategic benefits of the proposed combination.
 If the Offer is completed, Transmode’s business will become a part of our business (the resulting company after the completion of the Offer, the "Combined Company"). This may be a complex, costly and time-consuming process, as it will require the integration of the operations, technology and personnel of two companies based in a range of different countries that currently operate independently. We may face challenges integrating operations as substantial and geographically diverse as those of Transmode, which has installed systems for over 650 customers in more than 50 countries across the globe, and which has employees located in five different countries. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses of Infinera and Transmode. As a result of these potential challenges, and other challenges that may be unknown to us, we may not successfully integrate our operations with those of Transmode in a timely manner, or at all. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which include the ability to leverage revenue synergies, increased negotiating leverage with third-party suppliers as a result of higher volumes, and, to a lesser extent, operating expense synergies expected from avoiding duplicative costs. The failure to successfully integrate the two businesses’ operations, including retention of key employees, could impact our ability to realize the full benefits of this transaction. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect the Combined Company’s business, financial condition and results of operations, and could adversely affect the market price of shares of the Combined Company’s common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly or to the extent anticipated by stock market analysts or investors.
We expect to expend cash in connection with the Offer, which will partially deplete our cash balance, which could have an adverse effect on our financial and operational flexibility.
Transmode shareholders who accept the Offer will receive cash consideration in exchange for approximately 26.2 percent of our shares they tender. We also expect to incur costs as we integrate Transmode’s business and operations with our business and operations. Additionally, if we acquire more than 90% of the outstanding shares in Transmode, which is necessary to initiate compulsory acquisition proceedings under Swedish law, we intend to purchase the remaining Transmode shares for cash, pursuant to such compulsory acquisition proceedings. The actual price per share purchased pursuant to Swedish compulsory acquisition proceedings, initiated after a share exchange offer, will be determined by an arbitration tribunal. As a result of the compulsory acquisition proceedings under Swedish law, we may ultimately have to pay, in the aggregate, a higher price per share in order to purchase the remaining Transmode shares that are outstanding after completion of the Offer, further depleting our cash reserves.

On the assumption that all Transmode shareholders accept the Offer, the cash portion of the Offer will be approximately $88.9 million. We also expect to incur costs associated with the Offer, including financial advisor, legal and accounting fees (a large portion of which must be paid regardless of whether the Offer is completed). In addition, we expect to incur costs associated with realizing synergies from the Offer. As a result of these expenditures, the Combined Company’s overall liquidity after completion of the Offer may be reduced relative to our current liquidity, which could have an adverse effect on our financial and operational flexibility.
Charges to earnings resulting from acquisition and integration costs may materially adversely affect the market value of our common stock following the completion of the Offer.
In accordance with U.S. GAAP, the Combined Company will account for the completion of the Offer using the purchase method of accounting. The Combined Company will allocate the total estimated purchase price to Transmode’s net tangible assets, amortizable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the Offer, record the excess of the purchase price over those fair values as goodwill. The Combined Company’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•
the Combined Company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the Offer during such estimated useful lives;

•
the Combined Company may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded by Transmode;

•
to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the Combined Company may be required to incur material charges relating to the impairment of those assets; and

•	the Combined Company will incur certain adjustments to reflect Transmode’s financial condition and operating results under U.S. GAAP and U.S. dollars.
We expect to incur costs associated with the Offer, including financial advisor, legal and accounting fees. In addition, we expect to incur costs associated with realizing synergies from the Offer. These costs may be substantial and may include those related to contractual obligations triggered by the completion of the Offer as well as other costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the amount of these costs. These items will reduce cash balances for the periods in which those costs are paid. Other costs that are not directly related to the Offer, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on the price of our common stock.
In addition, from the date of the completion of the Offer, the Combined Company’s results of operations will include Transmode’s operating results, presented in accordance with U.S. GAAP. Transmode’s historical consolidated financial statements for 2012, 2013 and 2014 have been prepared in accordance with IFRS, which differ in certain material respects from U.S. GAAP. For instance, U.S. GAAP will require Transmode to expense all research and development expenses. Accordingly, the U.S. GAAP presentation of Transmode’s results of operations may not be comparable to its historical financial statements.
The market price of our common stock may decline due to increased selling pressure as a result of the Offer.
In connection with the Offer, we could issue approximately 13.0 million shares of our common stock to Transmode shareholders if all Transmode shareholders elect to tender their shares in the Offer. Other than the shares subject to selling restrictions pursuant to an irrevocable undertaking signed by an existing shareholder of Transmode, our common stock issued in the Offer will be freely tradable upon consummation of the Offer. The acquisition of our common stock by Transmode shareholders who may not have the ability or wish to hold shares in a U.S. company may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.

The exchange ratios are fixed and will not be adjusted for fluctuations in our stock price.
Each Transmode shareholder will be entitled to receive a fixed ratio of approximately 0.6376 shares of our common stock in exchange for approximately 73.8 percent of the Transmode shares tendered by such shareholder, together with a fixed amount of SEK 107.05 in cash (subject to adjustment for dividends, if any, paid by Transmode prior to the settlement of the Offer) in exchange for approximately 26.2 percent of the Transmode shares tendered by such shareholder.
Because the market price of our common stock will fluctuate, the total value of the consideration paid by us in settlement of the Offer may increase. There will be no adjustment to the Offer consideration solely based upon changes in the market price of Transmode's common stock. Accordingly, the U.S. dollar value of our common stock that we pay to Transmode shareholders upon settlement of the Offer will depend upon the market value of our common stock at the time of settlement of the Offer, which may be different from, and lower or higher than, $19.43, the closing price of our common stock on April 8, 2015, the last day of trading prior to the announcement of the Offer.
In order to mitigate its risk associated with currency rate fluctuations, we have entered into a foreign currency exchange forward contract that will result in exchange rate risk for us if the Offer is not completed.
Because any cash paid to holders of Transmode shares in connection with the Offer will be paid in Swedish kronor, we have entered into a foreign currency exchange forward contract to mitigate the impact of fluctuations in the exchange rate between the U.S. dollar and Swedish kronor. Under this agreement, we have agreed to purchase a fixed amount of Swedish kronor at a specified price (the “Fixed Price”) and a specified time. If the Offer (i) is not completed, (ii) is completed at a lower acceptance level below 100 percent of the outstanding shares in Transmode, or (iii) consideration is reduced due to a dividend or other distribution by Transmode to its shareholders, we will still be obligated to purchase Swedish kronor in the quantity, at the price and at the time set forth in such forward contract. If the market value of the Swedish krona at the time of purchase is less than the Fixed Price, we may be unable to dispose of the Swedish kronor at the price we paid and may suffer a significant financial loss, which may harm our results of operations.
Risks Related to the Company
Our quarterly results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past eight fiscal quarters, our revenue has ranged from $138.4 million to $186.9 million and our operating income (loss) has ranged from income of $15.2 million to a loss of $8.6 million. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of March 28, 2015, our accumulated deficit was $578.5 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with these future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses.
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
Our gross margin fluctuates from period-to-period and vary by customer and by product specification. Over the past eight fiscal quarters, our gross margin has ranged from 37% to 47%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problem experiences by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the global economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which would harm our business and operating results.

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
A relatively small number of customers account for a large percentage of our revenue. For example, for the three months ended March 28, 2015, two customers accounted for 34% of total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers.
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
We believe that, in order to grow our revenue and business, we must successfully sell our products into the metro market. This will depend on our ability to timely and in a cost-effective manner, develop new products with unique requirements focused on space, power consumption and cost. In order for us to address a portion of this market, we recently announced the introduction of the Cloud Xpress family of metro optical platforms, which we believe addresses a new opportunity in the metro cloud market. In order to succeed in our sales efforts, we believe that we must hire additional sales personnel to meet the increasing needs of these customers and develop the necessary relationships. We may also have to incur substantial unanticipated costs to market and identify the appropriate partners to increase any sales of new products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, if we do not succeed in our efforts to address the metro market, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and increase revenue.

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

•
a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have the intention to pay the principal amount of the Notes in cash upon conversion if specified conditions are met or when due, such that we would not have those funds available for use in our business; and

•
if, upon any conversion of the Notes we are required to satisfy our conversion obligation with shares of our common stock or if a make-whole fundamental change occurs, our existing stockholders’ interest in us would be diluted.

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
We market, sell and service our products globally. During the first quarter of 2015 and in the fiscal years 2014 and 2013, we derived approximately 32%, 29% and 36%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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

Any acquisitions we make, in addition to the acquisition contemplated by the Offer, could disrupt our business and harm our financial condition and operations.
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
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes, floods and other natural disasters. Further, a terrorist attack aimed at Northern California or at the United States energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, terrorist attack or other man-made or natural catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or unauthorized access or disclosure of our information, could compromise our intellectual property and reveal proprietary or confidential business information. In addition, these security incidents could also cause us to incur significant remediation costs and expenses, disrupt key business operations, subject us to liability and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation.

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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 1, 2015