Form 10-Q
period 2015-06-27
INFINERA CORP
filed 2015-07-31
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2015, 131,213,134 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 27, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$198,018	$86,495
Short-term investments	199,204	239,628
Accounts receivable, net of allowance for doubtful accounts of $47 in 2015 and $38 in 2014	109,448	154,596
Inventory	157,181	146,500
Prepaid expenses and other current assets	29,368	24,636
Total current assets	693,219	651,855
Property, plant and equipment, net	86,981	81,566
Long-term investments	57,519	59,233
Cost-method investment	14,500	14,500
Long-term restricted cash	5,171	5,460
Other non-current assets	6,150	5,402
Total assets	$863,540	$818,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,807	$61,533
Accrued expenses	30,114	26,441
Accrued compensation and related benefits	33,856	38,795
Accrued warranty	12,576	12,241
Deferred revenue	37,261	35,321
Total current liabilities	152,614	174,331
Long-term debt, net	121,059	116,894
Accrued warranty, non-current	15,863	14,799
Deferred revenue, non-current	13,035	10,758
Other long-term liabilities	21,179	19,327
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 27, 2015 and December 27, 2014
Issued and outstanding shares – 131,164 as of June 27, 2015 and 126,160 as of December 27, 2014	131	126
Additional paid-in capital	1,104,672	1,077,225
Accumulated other comprehensive loss	(4,459)	(4,618)
Accumulated deficit	(560,554)	(590,826)
Total stockholders’ equity	539,790	481,907
Total liabilities and stockholders’ equity	$863,540	$818,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenue:
Product	$178,982	$142,364	$339,825	$266,606
Services	28,364	23,035	54,383	41,608
Total revenue	207,346	165,399	394,208	308,214
Cost of revenue:
Cost of product	99,491	85,906	188,997	164,344
Cost of services	11,059	9,240	20,303	15,211
Total cost of revenue	110,550	95,146	209,300	179,555
Gross profit	96,796	70,253	184,908	128,659
Operating expenses:
Research and development	43,421	31,738	82,678	61,084
Sales and marketing	21,535	18,082	42,577	35,944
General and administrative	15,310	12,381	27,966	24,635
Total operating expenses	80,266	62,201	153,221	121,663
Income from operations	16,530	8,052	31,687	6,996
Other income (expense), net:
Interest income	551	337	965	673
Interest expense	(2,947)	(2,728)	(5,837)	(5,405)
Other gain (loss), net	4,780	(264)	5,081	(993)
Total other income (expense), net	2,384	(2,655)	209	(5,725)
Income before income taxes	18,914	5,397	31,896	1,271
Provision for income taxes	1,008	617	1,624	865
Net income	$17,906	$4,780	$30,272	$406
Net income per common share:
Basic	$0.14	$0.04	$0.23	$ 0.00
Diluted	$0.13	$0.04	$0.22	$ 0.00
Weighted average shares used in computing net income per common share:
Basic	130,349	123,128	129,094	122,240
Diluted	140,642	126,758	138,973	126,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$17,906	$4,780	$30,272	$406
Other comprehensive income:
Unrealized gain (loss) on all other available-for-sale investments	(78)	13	189	62
Foreign currency translation adjustment	129	87	(30)	331
Tax related to available-for-sale investment	—	—	—	(20)
Net change in accumulated other comprehensive income	51	100	159	373
Comprehensive income	$17,957	$4,880	$30,431	$779
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash Flows from Operating Activities:
Net income	$30,272	$406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,850	12,813
Amortization of debt discount and issuance costs	4,524	4,092
Amortization of premium on investments	1,792	1,747
Unrealized gain from forward contract	(4,782)	—
Stock-based compensation expense	15,417	13,476
Other loss (gain)	2	(22)
Changes in assets and liabilities:
Accounts receivable	45,140	(20,043)
Inventory	(12,774)	(8,107)
Prepaid expenses and other assets	(1,080)	(3,389)
Accounts payable	(23,597)	(6,428)
Accrued liabilities and other expenses	1,491	(3,318)
Deferred revenue	4,216	(1,448)
Accrued warranty	1,399	5,040
Net cash provided by (used in) operating activities	74,870	(5,181)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(112,940)	(158,496)
Proceeds from sale of available-for-sale investments	9,998	9,824
Proceeds from maturities and calls of investments	143,483	116,290
Purchase of property and equipment	(16,098)	(9,985)
Change in restricted cash	290	(491)
Net cash provided by (used in) investing activities	24,733	(42,858)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	16,488	8,401
Minimum tax withholding paid on behalf of employees for net share settlement	(4,561)	(1,619)
Net cash provided by financing activities	11,927	6,782
Effect of exchange rate changes on cash	(7)	234
Net change in cash and cash equivalents	111,523	(41,023)
Cash and cash equivalents at beginning of period	86,495	124,330
Cash and cash equivalents at end of period	$198,018	$83,307
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,481	$482
Cash paid for interest	$1,313	$1,313
Supplemental schedule of non-cash financing activities:
Transfer of inventory to fixed assets	$2,205	$978
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
There have been no material changes in the Company’s significant accounting policies for the six months ended June 27, 2015 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended June 27, 2015, three customers individually accounted for 23%, 16% and 11% of our total revenue, respectively, and for the corresponding period in 2014, two customers individually accounted for 20% and 13% of our total revenue, respectively. For the six months ended June 27, 2015, four customers individually accounted for 14%, 13%, 12% and 11% of our total revenue, respectively, and for the corresponding period in 2014, two customers individually accounted for 18% and 13% of our total revenue, respectively.

2.	Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” ("ASU 2015-11") to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company in its first quarter of fiscal 2016. Early adoption is permitted. Other than requiring the change in balance sheet presentation, the Company does not anticipate material impacts on its financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s), which include (i) identifying the contract(s) with the customer; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). ASU 2014-09 will be effective for the Company’s first quarter of 2018. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

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
Foreign Currency Exchange Forward Contracts
As discussed in Note 5, "Derivative Instruments" to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 27, 2015				As of December 27, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$126,672	$—	$—	$126,672	$21,478	$—	$—	$21,478
Certificates of deposit	—	8,266	—	8,266	—	8,060	—	8,060
Commercial paper	—	10,697	—	10,697	—	46,072	—	46,072
Corporate bonds	—	227,232	—	227,232	—	235,285	—	235,285
U.S. agency notes	—	7,514	—	7,514	—	—	—	—
U.S. treasuries	8,011	—	—	8,011	14,810	—	—	14,810
Foreign currency exchange forward contracts	—	4,802	—	4,802	—	—	—	—
Total assets	$134,683	$258,511	$—	$393,194	$36,288	$289,417	$—	$325,705
Liabilities
Foreign currency exchange forward contracts	$—	$—	$—	$—	$—	$(64)	$—	$(64)
During the three and six months ended June 27, 2015, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy.

Investments at fair value were as follows (in thousands):

	June 27, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$126,672	$—	$—	$126,672
Certificates of deposit	8,260	6	—	8,266
Commercial paper	10,697	—	—	10,697
Corporate bonds	227,502	3	(273)	227,232
U.S. agency notes	7,505	9	—	7,514
U.S. treasuries	8,012	1	(2)	8,011
Total available-for-sale investments	$388,648	$19	$(275)	$388,392

	December 27, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,478	$—	$—	$21,478
Certificates of deposit	8,060	—	—	8,060
Commercial paper	46,073	—	(1)	46,072
Corporate bonds	235,713	2	(430)	235,285
U.S. treasuries	14,825	1	(16)	14,810
Total available-for-sale investments	$326,149	$3	$(447)	$325,705
As of June 27, 2015, the Company’s available-for-sale investments in certificates of deposit, commercial paper, corporate bonds, U.S. agency notes and U.S. treasuries have a contractual maturity term of up to 23 months. Gross realized gains (losses) on short-term and long-term investments for the three and six months ended June 27, 2015 and June 28, 2014 were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of June 27, 2015 and December 27, 2014, the Company held $66.3 million and $59.7 million of cash in banks, respectively, excluding restricted cash.

4.	Cost-method Investment
As of June 27, 2015, the Company had an investment of $14.5 million in a privately-held company. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. This investment is carried at historical cost in the Company's condensed consolidated financial statements. The Company regularly evaluates the carrying value of this cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of June 27, 2015, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded for this cost-method investment.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. These forward contracts entered into during the three and six months ended June 27, 2015 were denominated in euros and British pounds, and had maturities of no more than 35 days. The contracts are settled for U.S. dollars at maturity at rates agreed to at inception of the contracts.
In April 2015, the Company entered into a foreign currency exchange forward contract with a notional amount of Swedish kronor ("SEK") 831 million ($95.3 million) to hedge currency exposures associated with the cash consideration of the Offer (as defined in Note 15, "Subsequent Events") to acquire Transmode AB, a Swedish company ("Transmode"). Changes in the fair value of this forward contract are recognized in the statement of operations for the interim reporting periods prior to the close of the Offer (as defined in Note 15, "Subsequent Events"). For the three and six months ended June 27, 2015, the Company recorded an unrealized gain of $4.8 million, which was included in other gain (loss), net, in the accompanying condensed consolidated statements of operations.
These contracts are with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties. As of June 27, 2015, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes, and accordingly changes in the fair value of these instruments are included in other gain (loss), net, in the accompanying condensed consolidated statements of operations.
For the three months ended June 27, 2015 and June 28, 2014, the before-tax effect of the foreign currency exchange forward contracts related to the euro and British pound denominated receivables was a loss of $0.9 million and an insignificant loss, respectively, and for the six months ended June 27, 2015 and June 28, 2014, the before-tax effect of the aforementioned foreign currency exchange forward contracts was a loss of $2.8 million and a loss of $0.4 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts and the combined effect is recorded in other gain (loss), net, in the accompanying condensed consolidated statements of operations.
The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 27, 2015		As of December 27, 2014
	Gross Notional(1)	Prepaid Expense and Other Assets	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$8,479	$18	$34,445	$(53)
Related to British pound denominated receivables	—	—	2,678	(9)
Related to acquisition of Transmode	95,319	4,782	—	—
Related to restricted cash	1,137	2	1,236	(2)
	$104,935	$4,802	$38,359	$(64)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	June 27, 2015	December 27, 2014
Inventory:
Raw materials	$30,175	$15,169
Work in process	43,913	50,046
Finished goods (1)	83,093	81,285
Total inventory	$157,181	$146,500
Property, plant and equipment, net:
Computer hardware	$10,044	$8,785
Computer software(2)	19,136	17,684
Laboratory and manufacturing equipment	171,621	162,004
Furniture and fixtures	1,433	1,340
Leasehold improvements	38,267	37,825
Construction in progress	17,876	14,726
Subtotal	$258,377	$242,364
Less accumulated depreciation and amortization	(171,396)	(160,798)
Total property, plant and equipment, net	$86,981	$81,566
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,948	$5,390
Professional and other consulting fees	3,864	1,831
Taxes payable	1,136	3,993
Royalties	3,301	2,648
Accrued rebate and customer prepay liability	1,910	941
Accrued interest on convertible senior notes	219	219
Other accrued expenses	13,736	11,419
Total accrued expenses	$30,114	$26,441

(1)
Included in finished goods inventory at June 27, 2015 and December 27, 2014 were $10.3 million and $10.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at June 27, 2015 and December 27, 2014 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at June 27, 2015 and December 27, 2014 were $4.6 million and $5.2 million, respectively.

Restricted Cash
The Company’s long-term restricted cash balance is primarily comprised of certificates of deposit, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by letters of credit. Additionally, the Company’s restricted cash balance includes a leave encashment fund for India employees and a corporate bank card deposit for employees in the United Kingdom.
The following table sets forth the Company's restricted cash (in thousands):

	June 27, 2015	December 27, 2014
Restricted cash related to outstanding standby letters of credit
Value added tax license	$1,208	$1,309
Customer proposal guarantee	2,858	3,074
Property leases	699	699
Other restricted cash	406	378
Total restricted cash	$5,171	$5,460

7.	Accumulated Other Comprehensive Loss
Other comprehensive loss includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended June 27, 2015 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 27, 2014	$(444)	$(3,414)	$(760)	$(4,618)
Net current-period other comprehensive income (loss)	189	(30)	—	159
Balance at June 27, 2015	$(255)	$(3,444)	$(760)	$(4,459)

8.	Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units ("RSUs") and performance stock units ("PSUs"), assumed conversion of the Company's $150.0 million of 1.75% convertible senior notes (the "Notes") from the conversion spread (as defined in Note 9, "Convertible Senior Notes"), and assumed issuance of common stock under the Company’s employee stock purchase plan ("ESPP") using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been anti-dilutive and therefore, excluded from the diluted net loss calculation.
The following table sets forth the computation of net income per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income	$17,906	$4,780	$30,272	$406
Denominator:
Basic weighted average common shares outstanding	130,349	123,128	129,094	122,240
Effect of dilutive securities:
Employee equity plans	5,766	3,630	6,168	3,872
Assumed conversion of convertible senior notes from conversion spread	4,527	—	3,711	—
Diluted weighted average common shares outstanding	140,642	126,758	138,973	126,112

Net income per common share
Basic	$0.14	$0.04	$0.23	$ 0.00
Diluted	$0.13	$0.04	$0.22	$ 0.00
In the three and six months ended June 27, 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common shares as the average market price was above the conversion price of the Notes. The dilutive impact of the Notes was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. In the three and six months ended June 28, 2014, the Company excluded the potential shares issuable upon conversion of the Notes in the calculation of diluted earnings per share because the market price was below the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for the three and six months ended June 27, 2015 and June 28, 2014 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock options	10	766	10	914
RSUs	73	338	789	569
PSUs	129	—	210	—
ESPP shares	—	697	207	708
Total	212	1,801	1,216	2,191

9.	Convertible Senior Notes
In May 2013, the Company issued $150.0 million of 1.75% convertible senior notes due June 1, 2018. The Notes will mature on June 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds to the Company were approximately $144.5 million.
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	June 27, 2015	December 27, 2014
Principal	$150,000	$150,000
Unamortized discount (1)	(28,940)	(33,106)
Unamortized issuance cost (1)	(2,490)	(2,848)
Net carrying amount	118,570	114,046

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately three years.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of June 27, 2015 and December 27, 2014, the carrying amount of the equity component was $43.3 million, which represents the equity component of the debt discount related to the value of the conversion option of $45.0 million, net of the debt issuance costs attributable to the equity component of $1.7 million. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Notes.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Contractual interest expense	$656	$656	$1,313	$1,313
Amortization of debt issuance costs	182	164	358	324
Amortization of debt discount	2,109	1,908	4,166	3,768
Total interest expense	$2,947	$2,728	$5,837	$5,405
The coupon rate was 1.75%. For the three and six months ended June 27, 2015 and June 28, 2014, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of June 27, 2015, the fair value of the Notes was $253.2 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 26, 2015. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended June 27, 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the three months ended September 26, 2015. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the third quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $21.24 on June 26, 2015, the if-converted value of the Notes exceeded their principal amount by approximately $103.2 million.

10.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of June 27, 2015, there were a total of 15.7 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Stock options granted	—	$—
Stock options exercised	(1,335)	$7.53	$14,914
Stock options canceled	—	$—
Outstanding at June 27, 2015	2,963	$7.18	$41,675
Vested and expected to vest as of June 27, 2015	2,962		$41,660
Exercisable at June 27, 2015	2,930	$7.17	$41,234

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $21.24 at June 26, 2015 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	6,042	$8.14	$90,085
RSUs granted	1,738	$18.16
RSUs released	(2,722)	$7.73	$46,883
RSUs canceled	(123)	$9.07
Outstanding at June 27, 2015	4,935	$11.87	$104,821
Expected to vest at June 27, 2015	4,683		$99,463

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	876	$7.49	$13,067
PSUs granted	309	$18.15
PSUs performance earned(1)	129	$7.32
PSUs released	(386)	$6.67	$6,585
PSUs canceled	(191)	$7.88
Outstanding at June 27, 2015	737	$12.14	$15,661
Expected to vest at June 27, 2015	708		$15,044

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $21.24 at June 26, 2015. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 27, 2015. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$119	1.5
RSUs	$45,485	2.5
PSUs	$5,634	1.4
Employee Stock Options
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee and Director Stock Options	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Volatility	N/A	N/A	N/A	52%
Risk-free interest rate	N/A	N/A	N/A	1.3%
Expected life	N/A	N/A	N/A	4.3 years
Estimated fair value	N/A	N/A	N/A	$3.85
Total stock-based compensation expense	$53	$127	$123	$515
_________________

N/A	Not applicable because the Company did not grant any stock options during the period.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Volatility	53%	49%	53%	49% - 51%
Risk-free interest rate	0.13%	0.02%	0.13%	0.02% - 0.11%
Expected life	0.5 years	0.3 years	0.5 years	0.3 - 0.5 years
Estimated fair value	$5.15	$2.05	$5.15	$2.05 - $2.57
Total stock-based compensation expense	$1,077	$843	$2,128	$1,634
Restricted Stock Units
During the three and six months ended June 27, 2015, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.2 million shares and 1.7 million shares of the Company’s common stock, respectively. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 27, 2015 and June 28, 2014 was approximately $5.9 million and $11.1 million, respectively, and $5.3 million and $10.3 million, respectively.
Performance Stock Units
Pursuant to the 2007 Plan, the Company has granted PSUs to certain of the Company’s executive officers, senior management and employees. All PSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date and if the performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.
A number of PSUs granted to the Company’s executive officers and senior management are based on the total shareholder return of the Company's common stock price as compared to the total shareholder return of a designated index over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from 0 to 1.5 times the target number of PSUs granted depending on the Company’s performance against the index.
The ranges of estimated values of the PSUs granted that are compared to an index, as well as the assumptions used in calculating these values were based on estimates as follows:

	2015	2014	2013
Index	SPGIIPTR	SPGIIPTR	NASDAQ Telecom Composite
Index volatility	18% - 19%	25%	23%
Infinera volatility	48%	49% - 50%	55%
Risk-free interest rate	0.97% - 1.10%	0.66% - 0.71%	0.42%
Correlation with index	0.52	0.60	0.56
Estimated fair value	$18.08 - $19.29	$6.59 - $7.60	$6.27 - $7.06

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the six months ended June 27, 2015 (in thousands):

	Number of Performance Stock Units	2012	2013	2014	2015
Outstanding at December 27, 2014	876	191	296	389	—
PSUs granted	309	—	—	—	309
PSUs performance earned(1)	129	—	74	55	—
PSUs released	(386)	—	(222)	(164)	—
PSUs canceled	(191)	(191)	—	—	—
Outstanding at June 27, 2015	737	—	148	280	309

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
Amortization of stock-based compensation related to PSUs in the three and six months ended June 27, 2015 and June 28, 2014 was approximately $1.3 million and $2.2 million, respectively, and $0.6 million and $1.0 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 27, 2015	December 27, 2014
Stock-based compensation effects in inventory	$3,199	$3,088
Stock-based compensation effects in deferred inventory cost	$13	$13
Stock-based compensation effects in fixed assets	$106	$119

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock-based compensation effects included in net income before income taxes
Cost of revenue	$613	$477	$1,095	$929
Research and development	2,817	2,080	5,395	4,218
Sales and marketing	2,070	1,815	3,791	3,535
General and administration	1,829	1,549	3,495	3,079
	7,329	5,921	13,776	11,761
Cost of revenue – amortization from balance sheet (1)	880	883	1,641	1,715
Total stock-based compensation expense	$8,209	$6,804	$15,417	$13,476

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

11.	Income Taxes
Provision for income taxes for three and six months ended June 27, 2015 was $1.0 million and $1.6 million, respectively, on pre-tax income of $18.9 million and $31.9 million, respectively. This compared to a tax provision of $0.6 million and $0.9 million, respectively, on a pre-tax income of $5.4 million and $1.3 million, respectively, for the three and six months ended June 28, 2014. The increase in tax provision for the three and six months ended June 27, 2015 compared to the corresponding periods in 2014 was attributed to strong profitability in the first half of 2015 and accordingly, taxes being accrued in proportion to quarterly profit as it relates to expected earnings for the year, as well as higher foreign taxes due to an increase in cost-plus taxable profits. In all periods, the tax expense projected in the Company's effective tax rate primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis regardless of the level of consolidated earnings. Because of the Company's significant loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
The Company must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities, and any valuation allowance recorded against its net deferred tax assets. At June 27, 2015 and December 27, 2014, the Company's domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, management believed at that time it was more likely than not that the Company would not be able to utilize those deferred tax assets in the future.
Notwithstanding the above, the Company has been profitable for five consecutive quarters beginning with the second quarter of 2014. If this trend continues and the Company is no longer in a cumulative loss position, it may consider the extent to which it can rely on forecasts of future income to support the realization of its net U.S. deferred tax assets. These income forecasts would be considered with other positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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

Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Americas:
United States	$154,762	$136,342	$281,765	$247,033
Other Americas	11,984	4,760	19,070	8,296
	166,746	141,102	300,835	255,329
Europe, Middle East and Africa	26,629	19,234	72,508	44,847
Asia Pacific and Japan	13,971	5,063	20,865	8,038
Total revenue	$207,346	$165,399	$394,208	$308,214

Property, plant and equipment, net

	June 27, 2015	December 27, 2014
United States	$83,938	$79,025
Other Americas	128	196
Europe, Middle East and Africa	810	1,477
Asia Pacific and Japan	2,105	868
Total property, plant and equipment, net	$86,981	$81,566

13.	Guarantees
Product Warranties
The Company warrants that its products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company's hardware warranty periods range from one to five years from date of acceptance for hardware and the Company's software warranty is 90 days. Upon delivery of the Company's products, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to the Company's in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, the Company's costs of repair vary based on repair volume and its ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from the Company's estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Beginning balance	$25,539	$26,385	$27,040	$22,908
Charges to operations	6,019	6,800	11,367	12,360
Utilization	(3,003)	(2,370)	(4,821)	(5,612)
Change in estimate(1)	(116)	(2,867)	(5,147)	(1,708)
Balance at the end of the period	$28,439	$27,948	$28,439	$27,948

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair and new parts. As the Company's products mature over time, failure rates and repair costs generally decline leading to favorable changes in warranty reserves.

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
On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of the Company’s proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, the Company filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted the Company's motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. After the court had granted summary judgment, the Company sought to recover certain costs and attorney's fees from Cambrian.
On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit (“CAFC”), and Cambrian’s appeal brief was filed on November 6, 2014. The Company filed its responsive brief on January 5, 2015, arguing that the CAFC should affirm the lower court’s finding of non-infringement, and on February 2, 2015, Cambrian filed their reply brief. Oral argument of this appeal took place on May 5, 2015. On June 29, 2015, the CAFC affirmed the court’s claim construction and grant of summary judgment of non-infringement.

As of June 27, 2015, the Company concluded that the likelihood of a loss with respect to this suit was remote and the amount of any loss would be insignificant. The Company does not believe the outcome of this matter will have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows. Factors that the Company considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the district court granting the Company's motion for summary judgment for non-infringement, the entry of final judgment of non-infringement and the current stage of the litigation. However, the outcome of such legal matters is inherently unpredictable and subject to uncertainty.
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

15.	Subsequent Events
On April 8, 2015, the Company issued a press release announcing the Company’s intent to acquire Transmode, pursuant to a public offer to acquire all outstanding shares of Transmode (the “Offer”) in exchange for a combination of cash and the Company's common stock (the "Original Consideration Alternative"). On June 29, 2015, the Company announced that the Offer had been enhanced by providing a potential all cash consideration alternative, subject to certain conditions (the "Capped Cash Alternative"). Pursuant to the revised Offer, Transmode's shareholders may tender their shares for either of the following two consideration alternatives (or a combination thereof):

•
The Original Consideration Alternative consists of: (i) with respect to approximately 73.8 percent of the Transmode shares tendered by each shareholder, approximately 0.6376 shares of the Company's common stock per Transmode share; and (ii) with respect to the remaining approximately 26.2 percent of the Transmode shares tendered by such shareholder, SEK 107.05 in cash per Transmode share.

•
The Capped Cash Alternative consists of: cash consideration of SEK 110.00 per Transmode share, subject to a maximum total cash consideration in the Offer of SEK 2,133,611,172 ($257.8 million based on an SEK/U.S. dollar exchange rate of 8.2766 on June 27, 2015) (the "Aggregate Cash Cap").

The foregoing reflects the payment by Transmode to its shareholders of a dividend of 1.95 per share on April 23, 2015. If Transmode pays another dividend or makes any other distributions to its shareholders, with a record date occurring prior to the settlement of the Offer, the value of the Offer consideration will be reduced accordingly.
The total cash consideration to be paid by the Company under the Original Consideration Alternative and the Capped Cash Alternative in aggregate is limited to the Aggregate Cash Cap, corresponding to 70% percent of the outstanding shares in Transmode (calculated based on a consideration of SEK 110.00 per Transmode share). In the event the Offer acceptance levels in the Original Consideration Alternative and the Capped Cash Alternative in aggregate would cause the total cash consideration to be paid by the Company in the Offer to exceed the Aggregate Cash Cap, a pro rata reduction of the number of Transmode shares to be acquired for cash consideration under the Capped Cash Alternative will be made. The reduction will be made such that the cash consideration to be paid by the Company totals not more than the Aggregate Cash Cap and any surplus shares tendered under the Capped Cash Alternative in the Offer shall instead be deemed tendered for consideration of approximately 0.6376 shares of the Company’s common stock per Transmode share (i.e., equivalent to the share consideration under the Original Consideration Alternative). No pro rata reduction will be made with respect to the Transmode shares tendered under the Original Consideration Alternative.
In July 2015, Infinera entered into a series of foreign currency exchange option contracts to purchase SEK 1.3 billion ($153.8 million) and to sell SEK 650 million ($76.9 million), which achieves the economic equivalent of a “participating forward” in order to hedge the anticipated foreign currency cash outflows associated with the additional cash consideration related to the enhanced Offer to acquire the shares of Transmode. These option contracts are in addition to the existing foreign currency exchange forward contract with a notional amount of SEK

831 million ($95.3 million). As these contracts are not formally designated as hedges, the gain or loss will be recognized in the statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding earnings, revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services; statements related to our intent to acquire the shares of Transmode AB; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed on February 18, 2015. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
The Infinera DTN-X platform supports 100 Gbps WDM transmission capacity with 500 Gbps super-channels and also integrates 5 Terabits per second of OTN switching in a single bay. The Infinera DTN-X platform leverages the unique capabilities of our 500 Gbps PICs to deliver our high-capacity Intelligent Transport Networks that reduce power, cooling and space requirements while simplifying transport network operations. The Infinera DTN platform currently supports 10 Gbps WDM transmission capacity combined with integrated switching capabilities.

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
As of June 27, 2015, we have sold our products for deployment in the optical networks of 145 customers worldwide. Since the commencement of shipping our DTN-X platform in the second quarter of 2012, we have 62 customers who have purchased our DTN-X platform. We do not have long-term sales commitments from our customers. To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended June 27, 2015, three customers individually accounted for 23%, 16% and 11% of our total revenue, respectively, and two customers individually accounted for 20% and 13% of our total revenue, respectively, for the corresponding period in 2014. For the six months ended June 27, 2015, four customers individually accounted for 14%, 13%, 12% and 11% of our total revenue, respectively, and two customers individually accounted for 18% and 13% of our total revenue, respectively, for the corresponding period in 2014.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 95% and 95% of our revenue from direct sales to customers during the three and six months ended June 27, 2015, respectively, and 97% and 98% of our revenue for the three and six months ended June 28, 2014, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.
We intend to continue to leverage the Infinera DTN-X platform to increase revenue and expand our market share as customers continue to deploy 100 Gbps transport solutions in their networks. In addition, to the DTN-X platform for the long-haul market, we are also optimistic about opportunities in the metro market with the introduction of our Cloud Xpress platform for the metro cloud in early 2015 and the planned introduction of a metro product for the high capacity metro core by the end of 2015. This focus on revenue growth will be complemented with overall prudent financial management and continued efforts to drive cost improvements across all of our products and services. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow. We will continue to make significant investments in the business, and management currently believes that research and development expenses, excluding stock-based compensation expenses, will be approximately 20% of our total revenue. Furthermore, we plan to continue to tightly manage other operating expenses.
On April 8, 2015, we announced our intent to acquire Transmode AB, a Swedish company ("Transmode"), pursuant to a public offer to acquire all outstanding shares of Transmode in exchange for a combination of cash and the Company's common stock (the “Offer”). On June 29, 2015, we announced that the Offer had been enhanced by providing a potential all cash consideration alternative. We are now offering the Transmode shareholders the choice between tendering their shares for Swedish kronor ("SEK") 110.00 per Transmode share in cash consideration, subject to a maximum total cash consideration in the Offer of SEK 2,133,611,172 ($257.8 million based on an SEK/U.S. dollar exchange rate of 8.2766 on June 27, 2015) (the “Capped Cash Alternative”) or the original Offer consideration in the form of a mix of cash and shares of our common stock as previously announced (the “Original Consideration Alternative”). On July 9, 2015, the Company announced that the Offer document relating to the Offer has been approved by the Swedish Financial Supervisory Authority. The acceptance period for the Offer runs from and including July 10, 2015 up to and including August 7, 2015. The Company reserves the right to extend the acceptance period, as well as to defer payment of considerations if the acceptance period is extended. For more information on the Offer, see Note 15, "Subsequent Events" to the Notes to Consolidated Financial Statements. Complementing our strength in the long-haul optical transport market and our early traction in the metro cloud market, we believe Transmode’s suite of metro core, edge and access solutions along with the planned introduction of our metro product for the core will allow us to address the entire end-to-end WDM market and to capitalize on the transition of major 100G metro product deployments expected by industry analysts to commence in 2016.
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. In the remainder of 2015 and beyond, we intend to increase our footprint with new and existing customers while leveraging our long-haul and metro products. Our revenue growth will depend on the continued

acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 27, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	June 27, 2015		June 28, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$178,982	86%	$142,364	86%	$36,618	26%
Services	28,364	14%	23,035	14%	5,329	23%
Total revenue	$207,346	100%	$165,399	100%	$41,947	25%
Cost of revenue:
Product	$99,491	48%	$85,906	52%	$13,585	16%
Services	11,059	5%	9,240	6%	1,819	20%
Total cost of revenue	$110,550	53%	$95,146	58%	$15,404	16%
Gross profit	$96,796	47%	$70,253	42%	$26,543	38%

	Six Months Ended
	June 27, 2015		June 28, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$339,825	86%	$266,606	87%	$73,219	27%
Services	54,383	14%	41,608	13%	12,775	31%
Total revenue	$394,208	100%	$308,214	100%	$85,994	28%
Cost of revenue:
Product	$188,997	48%	$164,344	53%	$24,653	15%
Services	20,303	5%	15,211	5%	5,092	33%
Total cost of revenue	$209,300	53%	$179,555	58%	$29,745	17%
Gross profit	$184,908	47%	$128,659	42%	$56,249	44%

Revenue
Total revenue increased by $41.9 million, or 25%, during the three months ended June 27, 2015 compared to the corresponding period in 2014 and increased $86.0 million, or 28%, during the six months ended June 27, 2015 compared to the corresponding period in 2014.
Total product revenue increased by $36.6 million, or 26%, during the three months ended June 27, 2015 compared to the corresponding period in 2014. Total product revenue increased by $73.2 million, or 27%, during the six months ended June 27, 2015 compared to the corresponding period in 2014. These increases were primarily driven by continued strong market adoption of the Infinera DTN-X platform through both new network builds and capacity adds to existing networks.
During the three and six months ended June 27, 215, we began to ramp up shipments of our Cloud Xpress platform with both the 40 Gigabit Ethernet ("GbE") version, which was launched in late 2014, and the 10 GbE version, which was launched during the three months ended March 28, 2015.
Total services revenue increased by $5.3 million, or 23%, during the three months ended June 27, 2015 compared to the corresponding period in 2014. Total services revenue increased $12.8 million, or 31%, during the six months ended June 27, 2015 compared to the corresponding period in 2014. The increase in both the quarter and year-to-date periods of 2015 was primarily due to higher on-going support services as we continued to grow our installed base. Additionally, we experienced higher levels of deployment services as customers built new networks utilizing our teams’ expertise.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 27, 2015		June 28, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$154,762	75%	$136,342	82%	$18,420	14%
International	52,584	25%	29,057	18%	23,527	81%
	$207,346	100%	$165,399	100%	$41,947	25%
Total revenue by sales channel:
Direct	$196,385	95%	$160,310	97%	$36,075	23%
Indirect	10,961	5%	5,089	3%	5,872	115%
	$207,346	100%	$165,399	100%	$41,947	25%

	Six Months Ended
	June 27, 2015		June 28, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$281,766	71%	$247,033	80%	$34,733	14%
International	112,442	29%	61,181	20%	51,261	84%
	$394,208	100%	$308,214	100%	$85,994	28%
Total revenue by sales channel:
Direct	$374,378	95%	$300,784	98%	$73,594	24%
Indirect	19,830	5%	7,430	2%	12,400	167%
	$394,208	100%	$308,214	100%	$85,994	28%

Domestic revenue increased by $18.4 million, or 14%, during the three months ended June 27, 2015 compared to the corresponding period in 2014, as we saw sales growth primarily in the wholesale and enterprise carrier, cable and Tier-2 customer verticals based in this region.

Domestic revenue increased by $34.7 million, or 14%, during the six months ended June 27, 2015 compared to the corresponding period in 2014, as we saw sales growth primarily in the wholesale and enterprise carrier, ICP, Tier-1 and Tier-2 customer verticals based in this region.
International revenue increased by $23.5 million, or 81%, during the three months ended June 27, 2015 and increased by $51.3 million, or 84%, during the six months ended June 27, 2015 compared to the corresponding periods in 2014. Within the Europe, Middle East and Africa region, network builds have increased following a challenging year in 2014 due to tough economic conditions. Within the Asia Pacific and Japan region, we had multiple sub-sea opportunities that led to revenue growth. Within the Other Americas region, we had success both on a direct basis to Tier-2 carriers and enterprise and wholesale carriers but also through partners in the region.
We believe that the Infinera DTN-X platform is well positioned across our diverse customer base, as existing customers continue to build new networks and add capacity to existing networks as well as new opportunities we gain to deploy our products with new customers. We continue to see strong demand across multiple regions and customer verticals. We also expect growing momentum with our Cloud Xpress platform as we continue to ramp up shipments in the remainder of 2015. We currently expect overall revenue in the third quarter of 2015 to be marginally higher on a sequential basis.
Cost of Revenue and Gross Margin
Gross margin increased to 46.7% during the three months ended June 27, 2015 from 42.5% in the corresponding period of 2014, and increased to 46.9% during the six months ended June 27, 2015 from 41.7% in the corresponding period of 2014. These increases were primarily driven by financial leverage gained from our vertically integrated operating model. As volumes continued to grow, we were able to spread our fixed manufacturing costs over a much broader base of units. In addition, we continued to see an increased level of capacity adds to existing customer networks, which carries a higher gross margin profile.
Based on our current outlook, we expect that gross margin in the third quarter of 2015 will be down slightly as compared to the second quarter of 2015, as we anticipate a continued balance of new network footprint builds and incremental capacity on existing networks.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 27, 2015		June 28, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$43,421	21%	$31,738	19%	$11,683	37%
Sales and marketing	21,535	10%	18,082	11%	3,453	19%
General and administrative	15,310	7%	12,381	7%	2,929	24%
Total operating expenses	$80,266	38%	$62,201	37%	$18,065	29%

	Six Months Ended
	June 27, 2015		June 28, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$82,678	21%	$61,084	20%	$21,594	35%
Sales and marketing	42,577	11%	35,944	12%	6,633	18%
General and administrative	27,966	7%	24,635	8%	3,331	14%
Total operating expenses	$153,221	39%	$121,663	40%	$31,558	26%

Research and Development Expenses
Research and development expenses increased by $11.7 million, or 37%, during the three months ended June 27, 2015, and increased by $21.6 million, or 35%, during the six months ended June 27, 2015, compared to the corresponding periods in 2014. During the three and six months ended June 27, 2015, these increases were primarily due to increased incremental headcount of $5.4 million and $10.4 million, respectively, to support our expanding product roadmap. In addition, we had increased spending on prototype and other engineering materials of $4.2 million and $6.7 million for the three and six months ended June 27, 2015, respectively, as compared to the corresponding periods of 2014, as we are planning to introduce the new metro product as well as other new products to market. During the three and six months ended June 27, 2015, we also incurred increased outside professional services of $1.6 million and $2.6 million, respectively, and higher discretionary spending of $0.5 million and $1.9 million, respectively, to support our growing business, as compared to the corresponding periods of 2014.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.5 million, or 19%, during the three months ended June 27, 2015 and increased by $6.6 million, or 18%, during the six months ended June 27, 2015 compared to the corresponding periods in 2014. During the three and six months ended June 27, 2015, these increases were primarily due to increased incremental headcount of $1.6 million and $2.8 million, respectively, to support the continued expansion of our business into new markets and verticals, and higher sales commissions of $0.8 million and $1.3 million, respectively, associated with revenue growth. We also had increased expenses related to customer lab trials primarily related to our ramp up of our Cloud Xpress platform of $0.7 million and $1.7 million, respectively, during the three and six months ended June 27, 2015, compared to the corresponding periods in 2014. Finally, we had higher discretionary spending to support our growing business of $0.7 million and $1.1 million, respectively, during the three and six months ended June 27, 2015, compared to the corresponding periods in 2014. These increases were partially offset by lower prototype spending of $0.3 million and $0.3 million, respectively, due to the timing of product launches during the three and six months ended June 27, 2015, as compared to the corresponding periods in 2014.
General and Administrative Expenses
General and administrative expenses increased by $2.9 million, or 24%, during the three months ended June 27, 2015, and increased by $3.3 million, or 14%, during the six months ended June 27, 2015, compared to the corresponding periods in 2014. During the three and six months ended June 27, 2015, these increases were primarily due to acquisition-related expenses related to the pending acquisition of Transmode of $2.3 million and $2.7 million, respectively. Additionally, during the three and six months ended June 27, 2015, we incurred higher compensation and personnel-related costs of $1.4 million and $2.2 million, respectively, driven by incremental headcount, offset by decreases of $0.8 million and $1.6 million, respectively, in legal and other outside professional services.

Other Income (Expense), Net

	Three Months Ended
	June 27, 2015	June 28, 2014	Change	% Change
	(In thousands)
Interest income	$551	$337	$214	64%
Interest expense	(2,947)	(2,728)	(219)	8%
Other gain (loss), net	4,780	(264)	5,044	(1,911)%
Total other income (expense), net	$2,384	$(2,655)	$5,039	(190)%

	Six Months Ended
	June 27, 2015	June 28, 2014	Change	% Change
	(In thousands)
Interest income	$965	$673	$292	43%
Interest expense	(5,837)	(5,405)	(432)	8%
Other gain (loss), net	5,081	(993)	6,074	(612)%
Total other income (expense), net	$209	$(5,725)	$5,934	(104)%
Interest income increased by $0.2 million and $0.3 million, respectively, for the three and six months ended June 27, 2015 compared to the corresponding periods in 2014 reflecting a higher average investment balance due to cash generated from the business. Interest expense for the three and six months ended June 27, 2015 increased by $0.2 million and $0.4 million, respectively, due to cash interest payments and amortization of discount and issuance costs related to the $150.0 million of 1.75% convertible senior notes (the "Notes"). The change in other gain (loss), net, during the three and six months ended June 27, 2015 compared to the corresponding periods of 2014 was primarily due to a $4.8 million unrealized gain recognized from a foreign currency forward contract that we entered into to hedge currency exposures associated with the cash portion of the Offer to acquire Transmode.
Income Tax Provision
Provision for income taxes during the three and six months ended June 27, 2015 was $1.0 million and $1.6 million on pre-tax income of $18.9 million and $31.9 million, respectively. This compared to a tax provision of $0.6 million and $0.9 million on a pre-tax income of $5.4 million and $1.3 million, respectively, during the three and six months ended June 28, 2014. The increase in tax provision during the three and six months ended June 27, 2015 compared to the corresponding periods in 2014 was attributed to strong profitability in the first half of 2015 and accordingly, taxes being accrued in proportion to quarterly profit as it relates to expected earnings for the year, as well as higher foreign taxes due to an increase in cost-plus taxable profits. In all periods, the tax expense projected in our effected tax rate primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis regardless of the level of consolidated earnings. Because of our significant loss carryforward position and corresponding full valuation allowance, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against its net deferred tax assets. At June 27, 2015 and December 27, 2014, our domestic net deferred tax assets were fully reserved with a valuation allowance because, based on the available evidence, management believed at that time it was more likely than not that we would not be able to utilize those deferred tax assets in the future.
Notwithstanding the above, we have been profitable for five consecutive quarters beginning with the second quarter of 2014. If this trend continues and we are no longer in a cumulative loss position, we may consider the extent to which we can rely on forecasts of future income to support the realization of our net U.S. deferred tax assets. These income forecasts would be considered with other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a full or partial valuation allowance against our net U.S. deferred tax assets. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
Liquidity and Capital Resources

	Six Months Ended
	June 27, 2015	June 28, 2014
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$74,870	$(5,181)
Investing activities	$24,733	$(42,858)
Financing activities	$11,927	$6,782

	June 27, 2015	December 27, 2014
	(In thousands)
Cash and cash equivalents	$198,018	$86,495
Short-term and long-term investments	256,723	298,861
Long-term restricted cash	5,171	5,460
	$459,912	$390,816
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
Operating Activities
Net cash provided by operating activities during the six months ended June 27, 2015 was $74.9 million as compared to net cash used in operating activities of $5.2 million for the corresponding period in 2014.
Net income adjusted for non-cash items was $29.8 million during the six months ended June 27, 2015 compared to net income adjusted for non-cash items of $32.1 million for the corresponding period in 2014.
Net cash used to fund working capital was $14.8 million during the six months ended June 27, 2015. Accounts receivable decreased by $45.1 million primarily reflecting linearity of invoicing and collections activities in the period. Inventory increased by $12.8 million in order to support higher expected demand. Accounts payable decreased by $23.6 million primarily reflecting timing of purchases and payments during the period.
Net cash used to fund working capital was $37.7 million for the six months ended June 28, 2014. Accounts receivable increased by $20.0 million primarily due to timing of invoicing of DTN-X deployments during the period. Inventory increased by $8.1 million due to increased levels of DTN-X inventory, including increased levels of inventory awaiting customer acceptance. Accounts payable decreased by $6.4 million primarily reflecting timing of purchases and payments of purchases during the period.
Investing Activities
Net cash provided by investing activities during the six months ended June 27, 2015 was $24.7 million compared to net cash used in investing activities of $42.9 million in the corresponding period of 2014. Investing activities during the six months ended June 27, 2015 primarily related to net proceeds of $40.5 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $16.1 million. Investing activities during the six months ended June 27, 2014 primarily related to purchases of investments, net of proceeds from maturities of investments of $32.4 million, and capital expenditures of $10.0 million.

Financing Activities
Net cash provided by financing activities during the six months ended June 27, 2015 was $11.9 million compared to $6.8 million in the corresponding period of 2014. Financing activities during the six months ended June 27, 2015 and the corresponding period in 2014 included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including any cash we may be required to expend as part of the Offer. For more information regarding the Offer, see Note 15, "Subsequent Events" to the Notes to Consolidated Financial Statements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended June 27, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the third quarter of 2015. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the third quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of June 27, 2015, long-term debt, net was $121.1 million as of June 27, 2015, which represents the liability component of the $150.0 million principal balance, net of $28.9 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of June 27, 2015, contractual obligations related to the Notes are payments of $1.3 million due in the remainder of 2015, $2.6 million due each year from 2016 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of June 27, 2015, we had $397.2 million of cash, cash equivalents, and short-term investments, including $18.5 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of June 27, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Foreign Currency Risk
In connection with the Offer, in April 2015, we entered into a foreign exchange forward contract with a notional amount of SEK 831 million ($95.3 million) to hedge currency exposures associated with the cash portion of the Offer. To provide an assessment of the potential foreign currency exchange effect associated with this forward contract, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. The sensitivity analysis to changes in foreign exchange rates indicated that if the SEK weakened by 10% against the U.S. dollar, we estimate the fair value of this forward contract would have decreased by $9.1 million at June 27, 2015.
In July 2015, we entered into a series of foreign currency exchange option contracts to purchase SEK 1.3 billion ($153.8 million) and to sell SEK 650 million ($76.9 million), which achieves the economic equivalent of a “participating forward” in order to hedge the anticipated foreign currency cash outflows associated with the additional cash consideration related to the enhanced Offer to acquire the shares of Transmode. To provide an assessment of the potential foreign currency exchange effect associated with these contracts, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. The sensitivity analysis to changes in foreign exchange rates indicated that if the SEK weakened by 10% against the U.S. dollar, we estimate the fair value of these contracts would have decreased by $7.0 million based on the contract exchange rate.

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
During the three months ended June 27, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the third quarter of 2015. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the third quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term.
As of June 27, 2015, the fair value of the Notes was $253.2 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 26, 2015. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 17, 2013, the court issued an order regarding claim construction, in which the court agreed with almost all of our proposed claim constructions. On October 17, 2013, the parties met for a court-mandated mediation. On April 24, 2014, we filed two motions for summary judgment relating to non-infringement and Cambrian’s claim to an earlier date of invention. The court held a hearing on the summary judgment motions on June 9, 2014. On July 2, 2014, the court granted our motion for summary judgment on non-infringement and entered a final judgment of non-infringement of the '312 Patent. After the court had granted summary judgment, we sought to recover certain costs and attorney's fees from Cambrian.
On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit (“CAFC”), and Cambrian’s appeal brief was filed on November 6, 2014. We filed our responsive brief on January 5, 2015, arguing that the CAFC should affirm the lower court’s finding of non-infringement, and on February 2, 2015, Cambrian filed their reply brief. Oral argument of this appeal took place on May 5, 2015. On June 29, 2015, the CAFC affirmed the court’s claim construction and grant of summary judgment of non-infringement.

As of June 27, 2015, we concluded that the likelihood of a loss with respect to this suit was remote and the amount of any loss would be insignificant. We do not believe the outcome of this matter will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Factors that we considered in the determination of the likelihood of a loss and the estimate of that loss in respect to this matter included the merits of the case, the district court granting our motion for summary judgment for non-infringement, the entry of final judgment of non-infringement and the current stage of the litigation. However, the outcome of such legal matters is inherently unpredictable and subject to uncertainty.

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
We have established certain conditions for completion of the Offer, including the condition that holders of over 90 percent of the shares of Transmode accept the Offer. Since the fulfillment of these conditions is beyond our control, there are no guarantees for when the Offer will be completed, or that it will be completed at all. The uncertainty that may occur on the market due to such conditions may negatively affect the market price of our shares.
There may be negative consequences if the Offer is not completed. For example, our stock price may fall if the Offer is not completed. A portion of the costs associated with the Offer must be paid regardless of whether the Offer is completed, which could harm our business, financial condition and results of operations.
We may not be able to successfully integrate our business with the business of Transmode, and may not be able to achieve the anticipated strategic benefits of the proposed combination.
If the Offer is completed, Transmode’s business will become a part of our business (the resulting company after the completion of the Offer, the "Combined Company"). This may be a complex, costly and time-consuming process, as it will require the integration of the operations, technology and personnel of two companies based in a number of different countries that currently operate independently. Our management may face challenges integrating operations as substantial and geographically diverse as those of Transmode, which has installed systems for over 650 customers in more than 50 countries across the globe. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses of Infinera and Transmode. In connection with the preparation of the Offer, we conducted a limited confirmatory due diligence review of certain business, financial and legal information relating to Transmode, in accordance with applicable Swedish rules. Our plans for the integration, our assessment of the costs related thereto and the anticipated strategic benefits of the combination are consequently based on a due diligence review that was more limited in scope compared to what would be customary in connection with an acquisition of a non-listed entity. As a result thereof, and as a result of the aforementioned challenges, as well as other challenges and factors that may be unknown to us, we may not successfully integrate our operations with those of Transmode in a timely manner, or at all. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which include the ability to achieve revenue synergies, increased negotiating leverage with third-party suppliers as a result of higher volumes, and, to a lesser extent, certain operating expense synergies expected from avoiding duplicative costs. The failure to successfully integrate the two businesses’ operations, including retention of key employees, could impact the Combined Company's ability to realize the full benefits of our proposed acquisition of Transmode. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect the Combined Company’s business, financial condition and results of operations, and could adversely affect the market price of our shares if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly or to the extent anticipated by stock market analysts or investors.
We expect to expend cash in connection with the Offer, which will partially deplete our cash balance, which could have an adverse effect on our financial and operational flexibility.
Transmode shareholders who accept the Original Consideration Alternative of the Offer will receive cash consideration in exchange for approximately 26.2 percent of the Transmode shares they tender and Transmode shareholders who accept the Capped Cash Alternative of the Offer will receive cash consideration for between 70 and 100 percent of the Transmode shares they tender. We also expect to incur costs as we integrate Transmode’s business and operations with our business and operations. Additionally, if we acquire more than 90 percent, but less than 100 percent, of the shares in Transmode, which is necessary to initiate compulsory acquisition proceedings under Swedish law, we intend to purchase the remaining Transmode shares for cash, pursuant to such compulsory acquisition proceedings. The actual price per share purchased pursuant to Swedish compulsory acquisition proceedings, initiated after a share exchange offer, will be determined by an arbitration tribunal. As a result of the compulsory acquisition proceedings under Swedish law, we may ultimately have to pay, in the aggregate, a higher price per share in order to purchase the remaining Transmode shares that are outstanding after completion of the Offer, further depleting our cash reserves.
On the assumption that all Transmode shareholders accept the Original Consideration Alternative of the Offer, the cash portion of the Offer will be approximately $96.0 million, excluding financial advisory, legal and accounting fees (a portion of which must be paid whether or not the Offer is completed). Assuming that all Transmode shareholders accept the Capped Cash Alternative of the Offer, the cash portion of the Offer will be approximately $263.5 million, excluding financial advisory, legal and accounting fees (a portion of which must be paid whether or not the Offer is completed). In addition, we expect to incur costs associated with realizing synergies from the Offer. As of June 27, 2015, we had approximately $454.7 million in available cash, cash equivalents and investments, and as of June 30, 2015, Transmode had approximately SEK 327.1 million ($39.3 million, based on an SEK/U.S. dollar exchange rate of 8.3206 on June 30, 2015) in available cash and cash equivalents. As a result of these expenditures, the Combined Company’s overall liquidity after completion of the Offer may be reduced relative to our current liquidity, which could have an adverse effect on our financial and operational flexibility.
Charges to earnings resulting from acquisition and integration costs may materially adversely affect the market value of our common stock following the completion of the Offer.
In accordance with United States generally accepted accounting principles ("U.S. GAAP"), the Combined Company will account for the completion of the Offer using the acquisition method of accounting. The Combined Company will allocate the total estimated purchase price to Transmode’s net tangible assets, amortizable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the Offer, record the excess of the purchase price over those fair values as goodwill. The Combined Company’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	the Combined Company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the Offer;

•
the Combined Company may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded by Transmode; and

•	the Combined Company will be required to report under U.S. GAAP and in the U.S. dollar, which is different than the presentation of Transmode's historical financial statements.
We expect to incur costs associated with the Offer, including financial advisory, legal and accounting fees. In addition, we expect to incur costs associated with realizing synergies from the Offer. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the amount of these costs. These items will reduce cash balances for the periods in which those costs are paid. Other costs that are not directly related to the Offer, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on the price of our common stock.
If there are unknown liabilities in connection with Transmode’s business, as of the closing of the Offer, and those liabilities are not reflected on the closing date balance sheet, we may be required to record a charge during each period when those liabilities become known, probable and estimable. Those charges, if material, could have an unanticipated and significant adverse effect on our financial results and stock price.
In addition, from the date of the completion of the Offer, the Combined Company’s results of operations will include Transmode’s operating results, presented in accordance with U.S. GAAP. Transmode’s historical consolidated financial statements for 2012, 2013 and 2014 have been prepared in accordance with IFRS as issued by the IASB, which differ in certain material respects from U.S. GAAP. For instance, U.S. GAAP will generally require Transmode to expense all research and development activities. Accordingly, the U.S. GAAP presentation of Transmode’s results of operations may not be comparable to its historical financial statements.
The market price of our common stock may decline due to increased selling pressure as a result of the Offer.
In connection with the Offer, we could issue 13,037,699 shares of our common stock to Transmode shareholders. Other than the shares subject to selling restrictions pursuant to a lock-up undertaking signed by an existing shareholder of Transmode, our common stock issued in the Offer will be freely tradable upon consummation of the Offer. The acquisition of our common stock by Transmode shareholders who may not have the ability or wish to hold shares in a U.S. company may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.
The exchange ratios are fixed and will not be adjusted for fluctuations in our stock price or fluctuations in currency rates.
Under the Original Consideration Alternative of the Offer, each Transmode shareholder will be entitled to receive a fixed ratio of approximately 0.6376 shares of our common stock per Transmode share in exchange for approximately 73.8 percent of the Transmode shares tendered by such shareholder, together with a fixed amount of SEK 107.05 in cash (subject to adjustment for dividends, if any, paid by Transmode prior to the settlement of the Offer) per Transmode share in exchange for approximately 26.20 percent of the Transmode shares tendered by such shareholder. Further, in the event the Offer acceptance levels in the Original Consideration Alternative and the Capped Cash Alternative in aggregate would cause the total cash consideration to be paid by Infinera in the Offer to exceed SEK 2,133,611,172 ($257.8 million based on an SEK/U.S. dollar exchange rate of 8.2766 on June 27, 2015) (the "Aggregate Cash Cap"), a pro rata reduction of the number of Transmode shares to be acquired for cash consideration under the Capped Cash Alternative will be made and any surplus shares tendered under the Capped Cash Alternative in the Offer shall instead be deemed tendered for consideration of approximately 0.6376 shares of our common stock per Transmode share (i.e., equivalent to the share consideration under the Original Consideration Alternative).
Because the market price of our common stock will fluctuate, Transmode shareholders cannot be sure of the total value, at the time of settlement of the Offer, of our common stock that is issued as consideration in the Offer, which may decrease. There will be no adjustment to the Offer consideration for changes in the market price of our common stock. Accordingly, the U.S. dollar value of our common stock that Transmode shareholders will receive upon settlement of the Offer will depend upon the market value of our common stock at the time of settlement of the Offer, which may be different from, and lower or higher than, $19.43, the closing price of our common stock on April 8, 2015, the last day of trading prior to the announcement of the Offer. Fluctuations in the exchange rate between the U.S. dollar and SEK may further affect the value in SEK of our common stock, which are issued as consideration in the Offer, at the time of settlement of the Offer as compared to the value in SEK of our common stock on the last trading day prior to announcement of the Offer. There will be no adjustment to the Offer consideration based on fluctuations in currency rates.
In order to mitigate its risk associated with currency rate fluctuations, we have entered into foreign currency exchange contracts that will result in exchange rate risk for us.
Because any cash paid to holders of Transmode shares in connection with the Offer will be paid in SEK, we have entered into foreign currency exchange forward and option contracts to mitigate the impact of fluctuations in the exchange rate between the U.S. dollar and SEK. Pursuant to the foreign currency exchange forward contract entered into in April 2015, we have agreed to purchase a fixed amount of SEK at a specified price (the “Fixed Price”) and a specified time, based upon the amount of cash consideration in the original Offer. In July 2015, because of the additional cash consideration related to the enhanced Offer, we entered into a series of foreign currency exchange option contracts, of which a portion of the amount we are committed to settle at a fixed price. See Note 15, “Subsequent Events” for additional details on the foreign currency option contracts entered into in July 2015. If (i) the Offer is not completed, (ii) the Offer consideration is reduced due to a dividend or other distribution by Transmode to its shareholders or (iii) the Offer is completed at an acceptance level or with an allocation between the consideration alternatives that results in the total Offer consideration to be paid by Infinera being lower than the fixed amount under the applicable foreign currency exchange contracts, Infinera will still be obligated to settle SEK in the quantity, at the price and at the time set forth in the contracts. If the market value of SEK at the time of settlement is less than the Fixed Price of the foreign currency exchange contracts, we may be unable to dispose of SEK at the price we paid and may suffer a significant financial loss, which may harm our business, financial condition and results of operations.

Risks Related to the Company
Our quarterly results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results may fluctuate due to a variety of factors, many of which are outside of our control. Over the past eight fiscal quarters, our revenue has ranged from $139.1 million to $207.3 million and our operating income (loss) has ranged from income of $16.5 million to a loss of $7.1 million. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of June 27, 2015, our accumulated deficit was $560.6 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with these future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and may take time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses.
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
Our gross margin fluctuates from period-to-period and vary by customer and by product specification. Over the past eight fiscal quarters, our gross margin has ranged from 40% to 48%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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

Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and have resulted in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	offering optical products at a substantial discount or free when bundled together with the customers' router or wireless equipment purchases;

•	providing financing, marketing and advertising assistance to customers;

•	influencing customer requirements to emphasize different product capabilities, which better suit their products;

•	offering to repurchase our equipment from existing customers; and

•	asserting intellectual property rights.
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
Competition in the optical transport equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Coriant, Huawei and ZTE. These companies have historically set the competitive benchmarks for price and functionality. In the metro cloud market, our potential competitors include well established companies as well as a number of smaller public and private companies that have announced plans to develop or have developed products that would compete with us in this market. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, existing business and customer relationships, scalability and quality of services to meet our customers’ immediate and future network requirements. In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for such components. A return to growth in the global economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Such events could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
A relatively small number of customers account for a large percentage of our revenue. For example, for the three months ended June 27, 2015, three customers accounted for approximately 50% of our total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers.
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
We believe that, in order to grow our revenue and business, we must successfully sell our products into the metro market. This will depend on our ability to timely and in a cost-effective manner, develop new products with unique requirements focused on space, power consumption and cost. In order for us to address a portion of this market, we recently introduced the Cloud Xpress family of metro optical platforms, which we believe addresses a new opportunity in the metro cloud market. In addition, we plan to introduce a metro product for the high capacity metro core by the end of 2015. In order to succeed in our sales efforts, we believe that we must hire additional sales personnel to meet the increasing needs of customers and develop the necessary relationships. We may also have to incur substantial unanticipated costs to market and identify the appropriate partners to increase any sales of new products. The success of new product introductions depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, our ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and at expected costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, if we do not succeed in our efforts to address the metro market, the size of our total addressable market will be limited. This, in turn, would harm our ability to grow our customer base and increase revenue.
If our contract manufacturers do not perform as we expect, our business may be harmed.
We rely on third party contract manufacturers to perform a portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers that will guarantee product availability, or the continuation of particular pricing or payment terms. There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules, particularly for international contract manufacturing sites;

•	reliance on the quality assurance procedures of third parties;

•	potential uncertainty regarding manufacturing yields and costs;

•	potential lack of adequate capacity during periods of high demand;

•	potential uncertainty related to the use of international contract manufacturing sites;

•	limited warranties on components;

•	potential misappropriation of our intellectual property; and

•	potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions or natural disasters).

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
Minor deviations in the PIC manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. In the past, we have had significant variances in our PIC yields, including production interruptions and suspensions and may have continued yield variances, including additional interruptions or suspensions in the future. We expect our manufacturing yield for our next-generation PICs to be lower initially and increase as we achieve full production. Poor yields from our PIC manufacturing process or defects, integration issues or other performance problems in our products could limit our ability to satisfy customer demand requirements, and could damage customer relations and cause business reputation problems, harming our business and operating results.
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
Challenging economic conditions have from time to time contributed to slowdowns in the telecommunications industry in which we operate. Such slowdowns may result in:

•	reduced demand for our products as a result of constraints on capital spending by our customers;

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
The development and production of products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers. We suspect that errors, including potentially serious errors, may be found from time to time in our products. Our products may suffer degradation of performance and reliability over time.
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
We market, sell and service our products globally. During the first half of fiscal 2015 and in the fiscal years 2014 and 2013, we derived approximately 29%, 29% and 36%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our revenue in future periods. We also have exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable denominated in euro and the British pound. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
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
Our failure to adequately manage the risks associated with an acquisition, in addition to the acquisition contemplated by the Offer, could have an adverse effect on our business, financial condition and operating results.

Unforeseen health, safety and environmental costs could harm our business.
Our manufacturing operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment, including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. If we experience a problem with complying with these regulations, it could cause an interruption or delay in our manufacturing operations or could cause us to incur liabilities for any costs related to health, safety or environmental remediation. We could also be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. If we experience a problem or fail to comply with such safety standards, our business, financial condition and operating results may be harmed.
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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2015