Form 10-Q
period 2015-09-26
INFINERA CORP
filed 2015-11-05
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2015, 139,806,921 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 26, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$161,103	$86,495
Short-term investments	126,218	239,628
Accounts receivable, net of allowance for doubtful accounts of $630 in 2015 and $38 in 2014	141,586	154,596
Inventory	169,875	146,500
Prepaid expenses and other current assets	31,780	24,636
Total current assets	630,562	651,855
Property, plant and equipment, net	98,720	81,566
Intangible assets	162,082	—
Goodwill	190,119	—
Long-term investments	51,422	59,233
Cost-method investment	14,500	14,500
Long-term restricted cash	5,319	5,460
Other non-current assets	6,867	5,402
Total assets	$1,159,591	$818,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,983	$61,533
Accrued expenses	35,704	26,441
Accrued compensation and related benefits	40,586	38,795
Accrued warranty	17,802	12,241
Deferred revenue	31,411	35,321
Total current liabilities	195,486	174,331
Long-term debt, net	123,222	116,894
Accrued warranty, non-current	18,939	14,799
Deferred revenue, non-current	15,368	10,758
Deferred tax liability, non-current	39,374	2,132
Other long-term liabilities	14,287	17,195
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 26, 2015 and December 27, 2014
Issued and outstanding shares – 139,785 as of September 26, 2015 and 126,160 as of December 27, 2014	140	126
Additional paid-in capital	1,289,087	1,077,225
Accumulated other comprehensive income (loss)	360	(4,618)
Accumulated deficit	(552,044)	(590,826)
Total Infinera stockholders’ equity	737,543	481,907
Noncontrolling interest	15,372	—
Total stockholders' equity	752,915	481,907
Total liabilities and stockholders’ equity	$1,159,591	$818,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue:
Product	$202,365	$147,178	$542,190	$413,784
Services	30,107	26,381	84,490	67,989
Total revenue	232,472	173,559	626,680	481,773
Cost of revenue:
Cost of product	117,154	86,703	306,151	251,047
Cost of services	12,513	11,554	32,816	26,765
Total cost of revenue	129,667	98,257	338,967	277,812
Gross profit	102,805	75,302	287,713	203,961
Operating expenses:
Research and development	45,466	35,051	128,144	96,135
Sales and marketing	24,721	20,794	67,298	56,738
General and administrative	18,358	11,977	46,324	36,612
Total operating expenses	88,545	67,822	241,766	189,485
Income from operations	14,260	7,480	45,947	14,476
Other income (expense), net:
Interest income	406	373	1,371	1,046
Interest expense	(3,014)	(2,781)	(8,851)	(8,186)
Other gain (loss), net	(3,293)	(24)	1,788	(1,017)
Total other income (expense), net	(5,901)	(2,432)	(5,692)	(8,157)
Income before income taxes	8,359	5,048	40,255	6,319
Provision for (benefit from) income taxes	(151)	205	1,473	1,070
Net income	$8,510	$4,843	$38,782	$5,249
Net income per common share:
Basic	$0.06	$0.04	$0.30	$ 0.04
Diluted	$0.06	$0.04	$0.27	$ 0.04
Weighted average shares used in computing net income per common share:
Basic	134,834	124,378	131,007	122,953
Diluted	145,300	128,964	141,082	127,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$8,510	$4,843	$38,782	$5,249
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments	90	(90)	279	(27)
Foreign currency translation adjustment	4,729	(473)	4,699	(142)
Tax related to available-for-sale investment	—	20	—	—
Net change in accumulated other comprehensive income	4,819	(543)	4,978	(169)
Comprehensive income	$13,329	$4,300	$43,760	$5,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash Flows from Operating Activities:
Net income	$38,782	$5,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,094	19,340
Amortization of debt discount and issuance costs	6,873	6,217
Amortization of premium on investments	2,405	2,720
Stock-based compensation expense	23,868	20,847
Other (gain) loss	(448)	15
Changes in assets and liabilities:
Accounts receivable	28,838	(35,463)
Inventory	(8,901)	(9,015)
Prepaid expenses and other assets	(6,058)	(4,965)
Accounts payable	(2,339)	11,009
Accrued liabilities and other expenses	(7,196)	657
Deferred revenue	700	(4,272)
Accrued warranty	8,742	4,898
Net cash provided by operating activities	107,360	17,237
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(126,940)	(214,272)
Proceeds from sale of available-for-sale investments	67,303	17,876
Proceeds from maturities and calls of investments	178,717	168,137
Acquisition of business, net of cash acquired	(144,445)	—
Realized gain from forward contract for business acquisition	1,053	—
Purchase of cost-method investment	—	(5,500)
Purchase of property and equipment	(26,710)	(14,364)
Change in restricted cash	127	(320)
Net cash used in investing activities	(50,895)	(48,443)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	23,433	19,683
Minimum tax withholding paid on behalf of employees for net share settlement	(5,043)	(1,846)
Net cash provided by financing activities	18,390	17,837
Effect of exchange rate changes on cash	(247)	(97)
Net change in cash and cash equivalents	74,608	(13,466)
Cash and cash equivalents at beginning of period	86,495	124,330
Cash and cash equivalents at end of period	$161,103	$110,864
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,552	$1,056
Cash paid for interest	$1,317	$1,313
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$5,861	$1,838
Common stock issued in connection with acquisition	$169,507	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of property, plant and equipment, fair value measurement of the liability component of the Company's $150.0 million of 1.75% convertible senior notes (the "Notes"), other-than-temporary impairments and derivative instruments. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.
During the third quarter of 2015, the Company completed its public offer to the shareholders of Transmode AB (“Transmode”), acquiring 95.8% of the outstanding common shares and voting interest in Transmode. This acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Transmode with its financial results for the period from August 20, 2015, the date the acquisition closed. The noncontrolling interest position is reported as a separate component of consolidated equity attributable to Transmode's shareholders for the periods presented. The noncontrolling interest in the Transmode entity's net loss was not significant to the consolidated results for the periods presented and therefore has been included in net income in the Company's condensed consolidated statements of operations.
The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended September 26, 2015, two customers individually accounted for 26% and 16% of the Company's total revenue, respectively, and for the corresponding period in 2014, one customer individually accounted for 25% of the Company's total revenue. For the nine months ended September 26, 2015, two customers individually accounted for 18%, and 15% of the Company's total revenue, respectively, and for the corresponding period in 2014, one customer individually accounted for 20% of the Company's total revenue.
Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 26, 2015 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, except for the inclusion of policies related to business combinations, amortization of intangible assets, and impairment of intangible assets and goodwill.

Business Combinations
The Company includes the results of operations of the businesses that it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of its acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Amortization of Intangible Assets
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. In-process research and development represents the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization. Once projects have been completed they are transferred to developed technology, which are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to research and development.
Impairment of Intangible Assets and Goodwill
Goodwill is evaluated for impairment on an annual basis, in the fourth quarter of the Company's fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of its single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss. The Company evaluates events and changes in circumstances that could indicate carrying amounts of purchased intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

2.	Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2015-16, "Business Combinations and Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for the Company in its first quarter of fiscal 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-16 on its consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under ASU 2015-11, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for the Company in its first quarter of fiscal 2017 with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company in its first quarter of fiscal 2016. Early adoption is permitted. Other than requiring the change in balance sheet presentation, the Company does not anticipate material impacts on its consolidated financial statements upon adoption.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s), which include (i) identifying the contract(s) with the customer; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). ASU 2014-09 will be effective for the Company’s first quarter of 2018. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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
The Company measures its cash equivalents, foreign currency exchange forward contracts and marketable debt securities at fair value and classifies its investments in accordance with the fair value hierarchy. The Company’s money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.
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
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 26, 2015				As of December 27, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$29,694	$—	$—	$29,694	$21,478	$—	$—	$21,478
Certificates of deposit	—	7,305	—	7,305	—	8,060	—	8,060
Commercial paper	—	13,662	—	13,662	—	46,072	—	46,072
Corporate bonds	—	170,335	—	170,335	—	235,285	—	235,285
U.S. treasuries	—	—	—	—	14,810	—	—	14,810
Foreign currency exchange forward contracts	—	29	—	29	—	—	—	—
Total assets	$29,694	$191,331	$—	$221,025	$36,288	$289,417	$—	$325,705
Liabilities
Foreign currency exchange forward contracts	$—	$(74)	$—	$(74)	$—	$(64)	$—	$(64)
During the three and nine months ended September 26, 2015, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy.

Investments at fair value were as follows (in thousands):

	September 26, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$29,694	$—	$—	$29,694
Certificates of deposit	7,300	5	—	7,305
Commercial paper	13,661	1	—	13,662
Corporate bonds	170,506	6	(177)	170,335
Total available-for-sale investments	$221,161	$12	$(177)	$220,996

	December 27, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,478	$—	$—	$21,478
Certificates of deposit	8,060	—	—	8,060
Commercial paper	46,073	—	(1)	46,072
Corporate bonds	235,713	2	(430)	235,285
U.S. treasuries	14,825	1	(16)	14,810
Total available-for-sale investments	$326,149	$3	$(447)	$325,705
As of September 26, 2015, the Company’s available-for-sale investments in certificates of deposit, commercial paper and corporate bonds have a contractual maturity term of up to 23 months. Gross realized gains and losses on short-term and long-term investments for the three and nine months ended September 26, 2015 and September 27, 2014 were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of September 26, 2015 and December 27, 2014, the Company held $117.7 million and $59.7 million of cash in banks, respectively, excluding restricted cash.

4.	Cost-method Investment
As of September 26, 2015, the Company had an investment of $14.5 million in a privately-held company. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. This investment is carried at historical cost in the Company's condensed consolidated financial statements. The Company regularly evaluates the carrying value of this cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of September 26, 2015, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded for this cost-method investment.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. These forward contracts entered into during the three and nine months ended September 26, 2015 were denominated in euros and British pounds, and had maturities of no more than 1 year. The contracts are settled for U.S. dollars and Swedish kronor ("SEK") at maturity and at rates agreed to at inception of the contracts.

In April 2015, the Company entered into a foreign currency exchange forward contract with a notional amount of SEK 831 million ($95.3 million) to hedge currency exposures associated with the cash consideration of the offer to acquire Transmode. In July 2015, the Company entered into a series of additional foreign currency exchange option contracts to purchase up to an additional SEK 1.3 billion ($153.8 million) and to sell up to SEK 650 million ($76.9 million), which achieves the economic equivalent of a “participating forward” in order to hedge the anticipated foreign currency cash outflows associated with the additional cash consideration related to the enhanced offer to acquire the shares of Transmode. As these contracts are not formally designated as hedges, the gains and losses were recognized in the statement of operations. For the three and nine months ended September 26, 2015, the Company recorded a loss of $3.2 million and a realized gain of $1.6 million, respectively, which was included in other gain (loss), net, in the accompanying condensed consolidated statements of operations.
For the three months ended September 26, 2015 and September 27, 2014, the before-tax effect of the foreign currency exchange forward contracts related to the euro and British pound denominated receivables were gains of $0.3 million and $1.2 million, respectively, and for the nine months ended September 26, 2015 and September 27, 2014, losses of $3.1 million and $0.8 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts. The Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in other gain (loss), net, in the accompanying condensed consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 26, 2015			As of December 27, 2014
	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$33,919	$16	$(74)	$34,445	$(53)
Related to British pound denominated receivables	7,340	10	—	2,678	(9)
Related to restricted cash	258	3	—	1,236	(2)
	$41,517	$29	$(74)	$38,359	$(64)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.
6.Business Combination
On August 20, 2015 (the "Acquisition Date”), the Company completed its public offer to the shareholders of Transmode, acquiring 95.8% of the outstanding common shares and voting interest in Transmode. Transmode is a metro packet-optical networking company based in Stockholm, Sweden.
In August 2015, the Company initiated compulsory acquisition proceedings in accordance with Swedish law (the "Squeeze-out Proceedings") in order to acquire the remaining 4.2% or 1.2 million Transmode shares not tendered through the end of the offer period. As of the Acquisition Date, the fair value of the noncontrolling interest was approximately $15.4 million, which was based on the implied enterprise value of Transmode at the Acquisition Date. The Squeeze-out Proceedings are expected to be completed during 2016.
The Company has accounted for this transaction as a business combination in exchange for total consideration of approximately $350.6 million, which consisted of the following (in thousands, except shares):

Cash	$181,133
Common stock (7,873,055 shares)	169,507
Total	$350,640
The fair value of the 7.9 million shares of common stock issued was determined based on the closing market price of the Company’s common stock on the acquisition date.

The Company expensed acquisition-related costs in the amount of $3.9 million and $6.7 million in operating expenses for the three and nine months ended September 26, 2015, respectively.
The Company allocated the fair value of the purchase price of the acquisition to the tangible and intangible assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities was recorded as goodwill. The following table summarizes the Company’s allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Cash	$36,688
Accounts receivable	16,183
Inventory	19,886
Other assets	8,320
Intangible assets, net	161,845
Goodwill	187,220
Current liabilities	(24,320)
Long-term liabilities	(39,810)
Noncontrolling interest	(15,372)
Total net assets	$350,640
Long-term liabilities include $39.2 million of long-term deferred tax liabilities recorded in connection with the acquisition.
The following table presents details of the identified intangible assets acquired at the Acquisition Date (in thousands):

	Fair Value	Estimated Useful Life (Years)
Trade name	$234	0.5
Customer relationships	49,033	8
Developed technology	92,450	5
In-process technology	20,128	N/A
Total	$161,845
Goodwill generated from this business combination is primarily attributable to the synergies from combining the operations of Transmode with that of the Company, which resulted in expanded selling opportunities of both metro and long-haul solutions. The goodwill recognized is not tax deductible for Swedish income tax purposes.
The amounts of revenue and net loss of Transmode included in the Company’s condensed consolidated statement of operations from the Acquisition Date to September 26, 2015 were $14.2 million and $4.0 million, respectively.
The following table presents the unaudited pro forma financial information for the three and nine months ended September 26, 2015 and September 27, 2014, as though the companies were combined as of December 29, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenue	$250,811	$201,406	$716,783	$582,978
Net income (loss)	$13,872	$(1,200)	$44,633	$(24,388)
The pro forma financial information for the three and nine months ended September 26, 2015 and September 27, 2014 has been calculated after applying the Company’s accounting policies and adjusting the results of Transmode to reflect the acquisition costs incurred and the additional amortization that would have been charged assuming the fair value adjustments to tangible and intangible assets had been applied on December 29,

2013, together with the consequential tax effects. The pro forma financial information is for informational purposes only and is not indicative of the results of the operations that would have been achieved if the acquisition had taken place at the beginning of the Company's fiscal year 2014.

7.	Goodwill and Intangible Assets
The gross carrying amount of goodwill and intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an international business. Additional information existing as of the Acquisition Date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the Acquisition Date, which may result in changes to the amounts and allocations recorded.
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine months ended September 26, 2015 (in thousands):

Balance as of December 27, 2014	$—
Goodwill acquired, including translation adjustment	190,119
Accumulated impairment loss	—
Balance as of September 26, 2015	$190,119
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 26, 2015 (in thousands):

	September 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives:
Trade names	$238	$(48)	$190
Customer relationships	49,793	(633)	49,160
Developed technology	93,881	(1,909)	91,972
Other intangible assets	819	(499)	320
Total intangible assets with finite lives	$144,731	$(3,089)	$141,642
In-process technology	20,440	—	20,440
Total intangible assets	$165,171	$(3,089)	$162,082
Other intangible assets in the above table relate an acquisition completed in a previous year. Amortization expense was $2.6 million for the three and nine months ended September 26, 2015.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives by type as of September 26, 2015 (in thousands):

	Fiscal Years
	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter
Total future amortization expense	$6,428	$25,302	$25,233	$25,233	$25,233	$34,213

8.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	September 26, 2015	December 27, 2014
Inventory:
Raw materials	$24,234	$15,169
Work in process	48,464	50,046
Finished goods (1)	97,177	81,285
Total inventory	$169,875	$146,500
Property, plant and equipment, net:
Computer hardware	$10,632	$8,785
Computer software(2)	20,200	17,684
Laboratory and manufacturing equipment	182,363	162,004
Furniture and fixtures	1,741	1,340
Leasehold improvements	38,505	37,825
Construction in progress	22,201	14,726
Subtotal	$275,642	$242,364
Less accumulated depreciation and amortization	(176,922)	(160,798)
Total property, plant and equipment, net	$98,720	$81,566
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,437	$5,390
Professional and other consulting fees	4,446	1,831
Taxes payable	3,085	3,993
Royalties	3,716	2,648
Accrued rebate and customer prepay liability	1,973	941
Accrued interest on convertible senior notes	901	219
Other accrued expenses	15,146	11,419
Total accrued expenses	$35,704	$26,441

(1)
Included in finished goods inventory at September 26, 2015 and December 27, 2014 were $8.0 million and $10.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
Included in computer software at September 26, 2015 and December 27, 2014 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at September 26, 2015 and December 27, 2014 were $4.3 million and $5.2 million, respectively.

Restricted Cash
The Company’s long-term restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by letters of credit.
The following table sets forth the Company's restricted cash (in thousands):

	September 26, 2015	December 27, 2014
Restricted cash related to outstanding stand-by letters of credit
Value added tax license	$1,372	$1,309
Customer proposal guarantee	2,858	3,074
Property leases	699	699
Other restricted cash	390	378
Total restricted cash	$5,319	$5,460

9.	Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive income by component for the nine months ended September 26, 2015 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 27, 2014	$(444)	$(3,414)	$(760)	$(4,618)
Net current-period other comprehensive income	279	4,699	—	4,978
Balance at September 26, 2015	$(165)	$1,285	$(760)	$360

10.	Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units ("RSUs") and performance stock units ("PSUs"), assumed conversion of the Notes from the conversion spread (as discussed in Note 11, "Convertible Senior Notes"), and assumed issuance of common stock under the Company’s employee stock purchase plan ("ESPP") using the treasury stock method. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been excluded from the diluted net loss calculation.
The following table sets forth the computation of net income per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income	$8,510	$4,843	$38,782	$5,249
Denominator:
Basic weighted average common shares outstanding	134,834	124,378	131,007	122,953
Effect of dilutive securities:
Employee equity plans	5,397	4,586	5,911	4,109
Assumed conversion of convertible senior notes from conversion spread	5,069	—	4,164	—
Diluted weighted average common shares outstanding	145,300	128,964	141,082	127,062

Net income per common share
Basic	$0.06	$0.04	$0.30	$ 0.04
Diluted	$0.06	$0.04	$0.27	$ 0.04

During the three and nine months ended September 26, 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the average market price was above the conversion price of the Notes. The dilutive impact of the Notes was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. In the three and nine months ended September 27, 2014, the Company excluded the potential shares issuable upon conversion of the Notes in the calculation of diluted earnings per share because the market price was below the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for the three and nine months ended September 26, 2015 and September 27, 2014 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock options	1	447	7	706
RSUs	26	68	535	250
PSUs	—	185	97	185
ESPP shares	484	801	300	921
Total	511	1,501	939	2,062

11.	Convertible Senior Notes
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	September 26, 2015	December 27, 2014
Principal	$150,000	$150,000
Unamortized discount (1)	(26,778)	(33,106)
Total long-term debt, net	$123,222	$116,894
Unamortized issuance cost (1)	(2,304)	(2,848)
Net carrying amount	$120,918	$114,046

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately three years.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Notes. As of September 26, 2015 and December 27, 2014, the carrying amount of the equity component was $43.3 million, which represents the equity component of the debt discount related to the value of the conversion option of $45.0 million, net of the debt issuance costs attributable to the equity component of $1.7 million.
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

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Contractual interest expense	$656	$656	$1,969	$1,969
Amortization of debt issuance costs	186	169	544	493
Amortization of debt discount	2,162	1,956	6,328	5,724
Total interest expense	$3,004	$2,781	$8,841	$8,186
The coupon rate was 1.75%. For the three and nine months ended September 26, 2015 and September 27, 2014, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of September 26, 2015, the fair value of the Notes was $250.5 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 25, 2015. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended September 26, 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the three months ending December 26, 2015. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the fourth quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $20.11 on September 25, 2015, the if-converted value of the Notes exceeded their principal amount by approximately $89.8 million.

12.	Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to ten years, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $2.8 million and $2.7 million as of September 26, 2015 and December 27, 2014, respectively. These obligations are classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $2.3 million and $6.0 million, respectively, for the three and nine months ended September 26, 2015 and $1.8 million and $5.4 million, respectively, for the three and nine months ended September 27, 2014. The Company did not have any sublease rental income for the three and nine months ended September 26, 2015 and September 27, 2014.
Future annual minimum operating lease payments at September 26, 2015 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease payments	$2,492	$10,628	$10,277	$9,783	$8,871	$10,857	$52,908

Purchase Commitments
The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchase needs. As of September 26, 2015 and December 27, 2014, these non-cancelable purchase commitments were $107.6 million and $128.3 million, respectively.

Future purchase commitments at September 26, 2015 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Purchase commitments	$103,834	$3,750	$—	$—	$—	$—	$107,584
The contractual obligation tables above exclude tax liabilities of $2.6 million related to uncertain tax positions because the Company is unable to determine the timing of settlement, if any, of these future payments with a reasonably reliable estimate.
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
As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors. The term of the indemnification period is for the officer’s or director’s lifetime for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

13.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of September 26, 2015, there were a total of 15.6 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Stock options granted	—	$—
Stock options exercised	(1,518)	$7.36	$18,013
Stock options canceled	—	$—
Outstanding at September 26, 2015	2,780	$7.25	$35,768
Vested and expected to vest as of September 26, 2015	2,779		$35,758
Exercisable at September 26, 2015	2,756	$7.24	$35,485

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $20.11 at September 25, 2015 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	6,042	$8.14	$90,085
RSUs granted	1,899	$18.41
RSUs released	(2,883)	$7.78	$50,734
RSUs canceled	(227)	$10.55
Outstanding at September 26, 2015	4,831	$12.28	$97,155
Expected to vest at September 26, 2015	4,608		$92,675

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	876	$7.49	$13,067
PSUs granted	309	$18.15
PSUs performance earned(1)	129	$7.32
PSUs released	(413)	$7.00	$7,231
PSUs canceled	(193)	$8.03
Outstanding at September 26, 2015	708	$12.12	$14,244
Expected to vest at September 26, 2015	686		$13,794

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $20.11 at September 25, 2015. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 26, 2015. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$83	1.5
RSUs	$42,314	2.4
PSUs	$4,720	1.3

Employee Stock Options
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee and Director Stock Options	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Volatility	N/A	N/A	N/A	52%
Risk-free interest rate	N/A	N/A	N/A	1.3%
Expected life	N/A	N/A	N/A	4.3 years
Estimated fair value	N/A	N/A	N/A	$3.85
Total stock-based compensation expense	$37	$108	$160	$623
_________________

N/A	Not applicable because the Company did not grant any stock options during the period.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Volatility	39%	46%	39% - 53%	46% - 51%
Risk-free interest rate	0.26%	0.06%	0.13% - 0.26%	0.02% - 0.11%
Expected life	0.5 years	0.5 years	0.5 years	0.3 - 0.5 years
Estimated fair value	$6.43	$2.54	$5.15 - $6.43	$2.05 - $2.57
Total stock-based compensation expense	$1,147	$1,092	$3,275	$2,726
Restricted Stock Units
During the three and nine months ended September 26, 2015, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.2 million shares and 1.9 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 26, 2015 and September 27, 2014 was approximately $5.6 million and $16.7 million, respectively, and $5.6 million and $15.9 million, respectively.
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
The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 26, 2015 (in thousands):

	Total Number of Performance Stock Units	2012	2013	2014	2015
Outstanding at December 27, 2014	876	191	296	389	—
PSUs granted	309	—	—	—	309
PSUs performance earned(1)	129	—	74	55	—
PSUs released	(413)	—	(223)	(184)	(6)
PSUs canceled	(193)	(191)	—	—	(2)
Outstanding at September 26, 2015	708	—	147	260	301

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
Amortization of stock-based compensation related to PSUs in the three and nine months ended September 26, 2015 and September 27, 2014 was approximately $1.6 million and $3.8 million, respectively, and $0.6 million and $1.5 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 26, 2015	December 27, 2014
Stock-based compensation effects in inventory	$3,202	$3,088
Stock-based compensation effects in deferred inventory cost	$13	$13
Stock-based compensation effects in fixed assets	$100	$119

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock-based compensation effects included in net income before income taxes
Cost of revenue	$645	$492	$1,740	$1,421
Research and development	2,788	2,270	8,183	6,488
Sales and marketing	2,131	1,982	5,922	5,517
General and administration	1,911	1,628	5,406	4,707
	$7,475	$6,372	$21,251	$18,133
Cost of revenue – amortization from balance sheet (1)	976	999	2,617	2,714
Total stock-based compensation expense	$8,451	$7,371	$23,868	$20,847

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

14.	Income Taxes
Provision for (benefit from) income taxes for the three and nine months ended September 26, 2015 was $(0.2) million and $1.5 million, respectively, on pre-tax income of $8.4 million and $40.3 million, respectively. This compares to a tax provision of $0.2 million and $1.1 million, respectively, on a pre-tax income of $5.0 million and $6.3 million, respectively, for the three and nine months ended September 27, 2014. The results for the three months and nine months ended September 26, 2015 reflect purchase accounting amortization and other charges related to the acquisition of Transmode during the quarter. The amortization resulted in a decrease in pre-tax income on a consolidated basis of $6.4 million with a corresponding benefit to the tax provision of $1.4 million.
In all periods, the tax expense projected in the Company's effective tax rate primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the operating results of Transmode, inclusive of purchase accounting charges and amortization for the three months ended September 26, 2015. Due to the Company's significant U.S. loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
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
The Company has been profitable for six consecutive quarters beginning with the second quarter of fiscal 2014. Despite this trend, the Company must consider other positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Management believes that it was more likely than not, that the Company would be unable to utilize those deferred tax assets in the future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and result in recording a corresponding benefit to earnings.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Americas:
United States	$158,845	$120,769	$440,610	$367,802
Other Americas	20,874	9,230	39,944	17,526
	179,719	129,999	480,554	385,328
Europe, Middle East and Africa	41,655	34,131	114,163	78,978
Asia Pacific and Japan	11,098	9,429	31,963	17,467
Total revenue	$232,472	$173,559	$626,680	$481,773

Property, plant and equipment, net

	September 26, 2015	December 27, 2014
United States	$91,052	$79,025
Other Americas	135	196
Europe, Middle East and Africa	5,485	1,477
Asia Pacific and Japan	2,048	868
Total property, plant and equipment, net	$98,720	$81,566

16.	Guarantees
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

Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Beginning balance	$28,439	$27,948	$27,040	$22,908
Charges to operations	10,791	5,820	22,158	18,181
Utilization	(3,515)	(2,312)	(8,336)	(7,924)
Change in estimate(1)	1,026	(3,650)	(4,121)	(5,359)
Balance at the end of the period	$36,741	$27,806	$36,741	$27,806

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair. As the Company's products mature over time, failure rates and repair costs generally decline leading to favorable changes in warranty reserves.

17.	Litigation and Contingencies
Legal Matters
From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
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
On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit (“CAFC”), and Cambrian’s appeal brief was filed on November 6, 2014. The Company filed its responsive brief on January 5, 2015, arguing that the CAFC should affirm the lower court’s finding of non-infringement, and on February 2, 2015, Cambrian filed their reply brief. Oral argument of this appeal took place on May 5, 2015. On June 29, 2015, the CAFC affirmed the court’s claim construction and grant of summary judgment of non-infringement. The Company has not received notice of any further filings since the CAFC affirmation and believes the judgment of non-infringement to be final.

After the court had granted summary judgment in July 2014, the Company sought to recover certain costs and attorney's fees from Cambrian. The Court has taken the matter under submission and has yet to issue a final ruling on the amount of fees to be awarded to the Company.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 26, 2015, the Company has accrued the estimated liabilities associated with these potential loss contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding earnings, revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services; statements related to our integration efforts in connection with our acquisition of Transmode and our ability to achieve significant synergies through the combination of the two companies; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle, including the anticipated transition of major 100G deployments and opportunities in the metro market; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 filed on February 18, 2015. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Our technologies and platforms enable Service Providers to deliver vast amounts of bandwidth with greater ease. We leverage our unique large-scale photonic integrated circuits ("PICs") to deliver innovative optical networking solutions for the most demanding network environments. The Infinera Intelligent Transport Network is an architecture that enables Service Providers to automate, converge and scale their datacenter, metro, long-haul and subsea optical networks. This architectural approach helps Service Providers to rapidly deploy reliable, differentiated services while reducing their operating costs through scale, multi-layer convergence and automation.
We manufacture large-scale Indium Phosphide PICs, which are used as a key differentiating component inside our Intelligent Transport Network platforms. Our first and second generation PICs transmit and receive 100 Gigabits per second ("Gbps") of wavelength division multiplexing ("WDM") transmission capacity and incorporate the functionality of over 60 discrete optical functions into a pair of PICs approximately the size of a fingernail. Our third generation PICs, manufactured since 2012, transmit and receive 500 Gbps, incorporating over 600 discrete optical functions into a pair of PICs. Our PICs are combined with the FlexCoherent Processors to deliver coherent optical transmission and with high-performance Optical Transport Network ("OTN") switching capabilities to offer Service Providers a unique combination of highly-scalable transmission capacity and easy to use bandwidth management tools to simplify transport network operations.
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
In addition to Service Providers that are looking for network architectures to respond to continued demand for bandwidth across their long-haul and subsea networks, Service Providers are now starting to build networks to support datacenter interconnections across metro cloud and campus environments. Our recently introduced Cloud Xpress platform is optimized to help Service Providers build cloud networks with hyper-scale density, simplified operations and low power.
On August 20, 2015, we successfully completed our public offer to the shareholders of Transmode AB (“Transmode”), acquiring 95.8% of the outstanding common shares and voting interest in Transmode. Transmode is a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brings together a complementary set of customers, products, and technologies into one company. Transmode's strength in metro packet-optical applications complements our industry leading long-haul and metro datacenter interconnect solutions. The combination enables us to offer a comprehensive portfolio addressing the metro market with solutions optimized for fast growing applications including mobile fronthaul and backhaul, triple-play and cable broadband aggregation, and business Ethernet services with Metro Ethernet Forum certification. We expect to achieve significant synergies by leveraging Transmode’s services-rich metro platforms, broad European customer base, and profitable business in order to provide a unified end-to-end portfolio of world class optical transport products.
For more information on the acquisition, see Note 6, "Business Combination" to the Notes to Condensed Consolidated Financial Statements. We believe our strength in the long-haul optical transport market, our early traction in the metro datacenter interconnect market, our leadership in the metro packet-optical market, and our introduction of metro core solutions will allow us to address the entire end-to-end WDM market and to capitalize on the transition of major 100G metro product deployments expected by industry analysts to commence in 2016.
We intend to continue to leverage the Infinera DTN-X platform to increase revenue and expand our market share as customers continue to deploy 100 Gbps transport solutions in their networks. Our XT platform, the newest addition to the Infinera DTN-X product family, provides another tool for customers to meet their long-haul data center interconnect needs and also functions as a component in their traditional networks where only optical switching is required. In addition to the DTN-X platform for the long-haul market, we are also optimistic about opportunities in the metro market with the introduction of our Cloud Xpress platform for the metro datacenter interconnect in early 2015 and the introduction of a portfolio of metro products for metro access, metro aggregation and metro core market segments by the end of 2015. This focus on revenue growth will be complemented with prudent financial management and continued efforts to drive cost improvements across all of our products and services. We believe that with sustained revenue growth, we can leverage our vertically-integrated manufacturing model, which combined with selling bandwidth capacity into deployed networks, can result in improved future profitability and cash flow. We will continue to make significant investments in the business, and management currently believes that research and development expenses, excluding stock-based compensation expenses, will be approximately 20% of our total revenue. Furthermore, we plan to continue to tightly manage other operating expenses.
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. In the remainder of 2015 and beyond, we intend to increase our footprint with new and existing customers by leveraging our long-haul and metro products. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
To date, a few of our customers have accounted for a significant portion of our revenue.  For the three months ended September 26, 2015, two customers individually accounted for 26% and 16% of our total revenue, respectively, and for the corresponding period in 2014, one customer individually accounted for 25% of our total revenue. For the nine months ended September 26, 2015, two customers individually accounted for 18%, and 15% of our total revenue, respectively, and for the corresponding period in 2014, one customer individually accounted for 20% of our total revenue. We do not have any long-term sales commitments with our customers.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional geographic sales and technical support coverage. We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 93% and 94% of our revenue from direct sales to customers during the three and nine months ended September 26, 2015, respectively, and 97% of our revenue for each of the three and nine months ended September 27, 2014, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 26, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, except for the inclusion of policies related to business combinations, amortization of intangible assets, and impairment of intangible assets and goodwill.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Amortization of Intangible Assets
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. In-process research and development represents the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization. Once projects have been completed they are transferred to developed technology, which are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to research and development.
Impairment of Intangible Assets and Goodwill
Goodwill is evaluated for impairment on an annual basis, in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of our single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss. We evaluate events and changes in circumstances that could indicate carrying amounts of purchased intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	September 26, 2015		September 27, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$202,365	87%	$147,178	85%	$55,187	37%
Services	30,107	13%	26,381	15%	3,726	14%
Total revenue	$232,472	100%	$173,559	100%	$58,913	34%
Cost of revenue:
Product	$117,154	51%	$86,703	50%	$30,451	35%
Services	12,513	5%	11,554	7%	959	8%
Total cost of revenue	$129,667	56%	$98,257	57%	$31,410	32%
Gross profit	$102,805	44%	$75,302	43%	$27,503	37%

	Nine Months Ended
	September 26, 2015		September 27, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$542,190	87%	$413,784	86%	$128,406	31%
Services	84,490	13%	67,989	14%	16,501	24%
Total revenue	$626,680	100%	$481,773	100%	$144,907	30%
Cost of revenue:
Product	$306,151	49%	$251,047	52%	$55,104	22%
Services	32,816	5%	26,765	6%	6,051	23%
Total cost of revenue	$338,967	54%	$277,812	58%	$61,155	22%
Gross profit	$287,713	46%	$203,961	42%	$83,752	41%
Revenue
Total revenue increased by $58.9 million, or 34%, during the three months ended September 26, 2015 compared to the corresponding period in 2014 and increased $144.9 million, or 30%, during the nine months ended September 26, 2015 compared to the corresponding period in 2014.
Total product revenue increased by $55.2 million, or 37%, during the three months ended September 26, 2015 compared to the corresponding period in 2014. Total product revenue increased by $128.4 million, or 31%, during the nine months ended September 26, 2015 compared to the corresponding period in 2014. The increase in both the quarter and year-to-date periods of 2015 was primarily driven by continued momentum associated with the Infinera DTN-X platform through both new network builds and capacity adds to existing networks. Additionally, during the current year, we benefited from the inclusion of revenue from Transmode's metro products during the period since the acquisition and we have experienced significant growth in revenue associated with our Cloud Xpress platform.
Total services revenue increased by $3.7 million, or 14%, during the three months ended September 26, 2015 compared to the corresponding period in 2014. Total services revenue increased $16.5 million, or 24%, during the nine months ended September 26, 2015 compared to the corresponding period in 2014. The increase in both the quarter and year-to-date periods of 2015 was primarily due to higher on-going support services as we continued to grow our installed base. Additionally, during the nine months ended September 26, 2015, we experienced higher levels of deployment services as customers built new networks utilizing our teams’ expertise. Our services revenue also benefited from the inclusion of Transmode's services for the period since the acquisition.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 26, 2015		September 27, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$158,846	68%	$120,769	70%	$38,077	32%
International	73,626	32%	52,790	30%	20,836	39%
	$232,472	100%	$173,559	100%	$58,913	34%
Total revenue by sales channel:
Direct	$216,679	93%	$167,512	97%	$49,167	29%
Indirect	15,793	7%	6,047	3%	9,746	161%
	$232,472	100%	$173,559	100%	$58,913	34%

	Nine Months Ended
	September 26, 2015		September 27, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$440,612	70%	$367,802	76%	$72,810	20%
International	186,068	30%	113,971	24%	72,097	63%
	$626,680	100%	$481,773	100%	$144,907	30%
Total revenue by sales channel:
Direct	$591,057	94%	$468,295	97%	$122,762	26%
Indirect	35,623	6%	13,478	3%	22,145	164%
	$626,680	100%	$481,773	100%	$144,907	30%

Domestic revenue increased by $38.1 million, or 32%, during the three months ended September 26, 2015 compared to the corresponding period in 2014, primarily driven by customers in our wholesale and enterprise carrier verticals.
Domestic revenue increased by $72.8 million, or 20%, during the nine months ended September 26, 2015 compared to the corresponding period in 2014, primarily driven by customers in our wholesale and enterprise carrier vertical, and to a lesser extent, customers in our ICP vertical.
International revenue increased by $20.8 million, or 39%, during the three months ended September 26, 2015 and increased by $72.1 million, or 63%, during the nine months ended September 26, 2015 compared to the corresponding periods in 2014. The increase was led by the Europe, Middle East and Africa ("EMEA") region during the three months ended September 26, 2015 compared to the corresponding period in 2014 primarily due to the inclusion of revenue from Transmode, which generates most of its revenue in this region, while for the nine month period, growth in the EMEA region was primarily driven by customers in our wholesale and enterprise carrier vertical, growth from the ICP vertical, as well as the inclusion of revenue from Transmode’s metro products across various verticals. Within the Asia Pacific and Japan region, we had strong growth in both the quarter and year-to-date periods of 2015 across multiple verticals. Within the Other Americas region, during the three and nine month periods of 2015, we experienced continued traction with large carriers based in the region as well as with several global carriers expanding their network builds in the region.
The acquisition of Transmode considerably broadens our application base with both existing customers as well as new customers, and enables us to offer an end-to-end portfolio addressing the long-haul, metro cloud and metro aggregation markets. We believe that the Infinera DTN-X platform is well positioned across our diverse customer base, as existing customers continue to build new networks and add capacity to existing networks and as we win new opportunities to deploy our products with new customers. We continue to see strong demand across multiple regions and customer verticals. We are also gaining strong momentum with our Cloud Xpress platform and expect to continue this trend in the remainder of 2015. We currently expect overall revenue in the fourth quarter of 2015 to be higher on a sequential basis, primarily driven by the inclusion of a full quarter of Transmode revenue.
Cost of Revenue and Gross Margin
Gross margin increased to 44% during the three months ended September 26, 2015 from 43% in the corresponding period of 2014, and increased to 46% during the nine months ended September 26, 2015 from 42% in the corresponding period of 2014. Excluding the impact of purchase accounting adjustments, gross margin increases were primarily driven by financial leverage gained from our vertically integrated operating model. As volumes continue to grow, we are able to spread our fixed manufacturing costs over a much broader base of units. In addition, we continued to see an increased level of capacity adds to existing customer networks both in the form of line card additions and additional licenses under our Instant Bandwidth program. These capacity adds carry a higher gross margin profile.
We currently expect gross margin in the fourth quarter of 2015 will be down as compared to the third quarter of 2015, as our results will include a full quarter of amortization of intangible assets and purchase accounting adjustments from the Transmode acquisition.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 26, 2015		September 27, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$45,466	20%	$35,051	20%	$10,415	30%
Sales and marketing	24,721	11%	20,794	12%	3,927	19%
General and administrative	18,358	8%	11,977	7%	6,381	53%
Total operating expenses	$88,545	39%	$67,822	39%	$20,723	31%

	Nine Months Ended
	September 26, 2015		September 27, 2014
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$128,144	20%	$96,135	20%	$32,009	33%
Sales and marketing	67,298	11%	56,738	12%	10,560	19%
General and administrative	46,324	7%	36,612	8%	9,712	27%
Total operating expenses	$241,766	38%	$189,485	40%	$52,281	28%

Research and Development Expenses
Research and development expenses increased by $10.4 million, or 30%, during the three months ended September 26, 2015, and increased by $32.0 million, or 33%, during the nine months ended September 26, 2015 compared to the corresponding periods in 2014. During the three and nine months ended September 26, 2015, the increase was primarily due to increased personnel costs of $2.8 million and $12.0 million, respectively, due to incremental headcount to support our expanding product roadmap. In addition, we had increased spending on prototype and other engineering materials of $2.7 million and $9.5 million for the three and nine months ended September 26, 2015, respectively, as compared to the corresponding periods in 2014, as we are planning to introduce a new metro product as well as bring other new products to market. During the three and nine months ended September 26, 2015, we also incurred increased outside professional services of $1.4 million and $4.1 million, respectively, and higher discretionary spending of $0.8 million and $2.6 million, respectively, to support our growing business compared to the corresponding periods in 2014. The addition of the Transmode business increased research and development expenses by $2.7 million in the three and nine months ended September 26, 2015.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.9 million, or 19%, during the three months ended September 26, 2015 and increased by $10.6 million, or 19%, during the nine months ended September 26, 2015 compared to the corresponding periods in 2014. The increase during the three and nine months ended September 26, 2015 was primarily driven by higher personnel costs of $1.2 million and $5.3 million, respectively, due to incremental headcount to support the continued expansion of our business into new markets and customer verticals. In addition, the increase during the three months ended September 26, 2015 compared to the corresponding period in 2014 was due to higher discretionary spending to support our growing business of $0.3 million. The increases during the three month period were offset by lower prototype and lab trial spending of $0.8 million and lower professional services of $0.3 million. In addition, the inclusion of the Transmode business during the three and nine months ended September 26, 2015 increased sales and marketing expense by $3.5 million, which included $0.6 million of amortization of intangible assets.
The increase during the nine months ended September 26, 2015 compared to the corresponding period in 2014 was also due to higher discretionary spending to support our growing business of $1.7 million and higher lab trial spending of $1.3 million. These increases were partially offset by lower spending on prototype materials of $1.0 million and lower professional services spending of $0.4 million.
General and Administrative Expenses
General and administrative expenses increased by $6.4 million, or 53%, during the three months ended September 26, 2015, and increased by $9.7 million, or 27%, during the nine months ended September 26, 2015, compared to the corresponding periods in 2014. Additionally, during the three and nine months ended September 26, 2015, the increases were primarily due to acquisition-related expenses related to the Transmode acquisition of $3.9 million and $6.7 million, respectively. During the three and nine months ended September 26, 2015, we incurred higher personnel-related costs of $0.9 million and $3.1 million, respectively, driven by incremental headcount. We also incurred higher discretionary spending of $0.9 million and $0.8 million, respectively, to support our growing business. Finally, the three and nine months ended September 26, 2015 included Transmode related expenses of $0.7 million.

Other Income (Expense), Net

	Three Months Ended
	September 26, 2015	September 27, 2014	Change	% Change
	(In thousands)
Interest income	$406	$373	$33	9%
Interest expense	(3,014)	(2,781)	(233)	8%
Other gain (loss), net	(3,293)	(24)	(3,269)	13,621%
Total other income (expense), net	$(5,901)	$(2,432)	$(3,469)	143%

	Nine Months Ended
	September 26, 2015	September 27, 2014	Change	% Change
	(In thousands)
Interest income	$1,371	$1,046	$325	31%
Interest expense	(8,851)	(8,186)	(665)	8%
Other gain (loss), net	1,788	(1,017)	2,805	(276)%
Total other income (expense), net	$(5,692)	$(8,157)	$2,465	(30)%
Interest income increased by an insignificant amount and $0.3 million, respectively, for the three and nine months ended September 26, 2015 compared to the corresponding periods in 2014 reflecting a higher average investment balance due to cash generated from the business. Interest expense for the three and nine months ended September 26, 2015 increased by $0.2 million and $0.7 million, respectively, due to cash interest payments and increase of amortization of discount and issuance costs related to the $150.0 million of 1.75% convertible senior notes (the "Notes"). The $3.3 million increase in other gain (loss), net, during the three months ended September 26, 2015 compared to the corresponding periods in 2014 was due to a $3.7 million net loss associated with the cash portion of the offer to acquire Transmode and primarily from foreign currency forward contracts that we entered into to hedge currency exposures associated with the acquisition. This was partially offset by $0.4 million gain from other foreign exchange related transactions.
The $2.8 million increase in other gain (loss), net, during the nine months ended September 26, 2015 compared to the corresponding periods in 2014 was primarily due to a $1.6 million net gain recognized from foreign currency forward contracts that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode, partially offset by $0.5 million loss from the date forward contracts settled to the date the Transmode acquisition closed, plus a $0.7 million gain from other foreign exchange transactions, compared to the corresponding periods in 2014, which consisted of a $1.0 million loss from foreign exchange related transactions.
Income Tax Provision
Provision for (benefit from) income taxes during the three and nine months ended September 26, 2015 was $(0.2) million and $1.5 million on pre-tax income of $8.4 million and $40.3 million, respectively. This compares to a tax provision of $0.2 million and $1.1 million on a pre-tax income of $5.0 million and $6.3 million, respectively, during the three and nine months ended September 27, 2014. The results for the three months and nine months ended September 26, 2015 reflect purchase accounting amortization and other charges related to the acquisition of Transmode during the quarter. The amortization resulted in a decrease in pre-tax income on a consolidated basis of $6.4 million with a corresponding benefit to the tax provision of $1.4 million.
In all periods, the tax expense projected in our effective tax rate primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the operating results of Transmode, inclusive of purchase accounting charges and amortization for the three months ended September 26, 2015. Due to our significant loss carryforward position and corresponding full valuation allowance, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited by statute. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets.
We have been profitable for six consecutive quarters beginning with the second quarter of fiscal 2014. Despite this trend, we must consider other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a full or partial valuation allowance against our net U.S. deferred tax assets. We believe that it was more likely than not, that we would be unable to utilize our deferred tax assets in the future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and result in recording a corresponding benefit to earnings.
Liquidity and Capital Resources

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$107,360	$17,237
Investing activities	$(50,895)	$(48,443)
Financing activities	$18,390	$17,837

	September 26, 2015	December 27, 2014
	(In thousands)
Cash and cash equivalents	$161,103	$86,495
Short and long-term investments	177,640	298,861
Long-term restricted cash	5,319	5,460
	$344,062	$390,816
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
Operating Activities
Net cash provided by operating activities during the nine months ended September 26, 2015 was $107.4 million as compared to net cash provided by operating activities of $17.2 million for the corresponding period in 2014.
Operating activities consists of net income adjusted for non-cash items of $54.8 million during the nine months ended September 26, 2015 compared to net income adjusted for non-cash items of $49.1 million for the corresponding period in 2014.
Net cash used to fund working capital was $13.8 million during the nine months ended September 26, 2015. Accounts receivable decreased by $28.8 million primarily reflecting linearity of invoicing and collections activities in the period. Inventory increased by $8.9 million in order to support higher expected demand. Accrued warranty increased by $8.7 million due to specific warranty reserves, the increased installed base and higher repair costs.
Net cash used to fund working capital was $37.2 million for the nine months ended September 27, 2014. Accounts receivable increased by $35.5 million primarily due to the timing of invoicing of Infinera DTN-X deployments during the period. Inventory increased by $9.0 million due to increased levels of Infinera DTN-X inventory, including increased levels of inventory awaiting customer acceptance. Accounts payable decreased by $11.0 million primarily reflecting timing of purchases and payments during the period.
Investing Activities
Net cash used in investing activities during the nine months ended September 26, 2015 was $50.9 million compared to net cash used in investing activities of $48.4 million to the corresponding period in 2014. Investing activities during the nine months ended September 26, 2015 included the payment of $144.4 million in connection with the acquisition of Transmode. Investing activities during the nine months ended September 26, 2015 also included net proceeds of $119.1 million associated with purchases, maturities and sales of investments along with $1.0 million of realized gain from foreign currency exchange forward contracts, offset by capital expenditures of $26.7 million. Investing activities during the nine months ended September 27, 2014 included net cash usage of $28.3 million associated with purchases, maturities, calls and sales of investments, a $5.5 million incremental investment in a private held company and capital expenditures of $14.4 million.
Financing Activities
Net cash provided by financing activities during the nine months ended September 26, 2015 was $18.4 million compared to $17.8 million in the corresponding period of 2014. Financing activities during the nine months ended September 26, 2015 and the corresponding period in 2014 included net proceeds from the exercise of stock options and issuance of shares under the employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including any cash we will be required to expend as part of the Transmode related squeeze-out proceedings. For more information regarding the squeeze-out proceedings, see Note 6, "Business Combination" to the Notes to Condensed Consolidated Financial Statements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended September 26, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the fourth quarter of 2015. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the fourth quarter of 2015 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of September 26, 2015, long-term debt, net, was $123.2 million as of September 26, 2015, which represents the liability component of the $150.0 million principal balance, net of $26.8 million of debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.

As of September 26, 2015, contractual obligations related to the Notes are payments of $1.3 million due in the remainder of 2015, $2.6 million due each year from 2016 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 9, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of September 26, 2015, we had $287.3 million of cash, cash equivalents, and short-term investments, including $56.0 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
Contractual Obligations
The following is a summary of our contractual obligations as of September 26, 2015 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase obligations(1)	$107,584	$103,834	$3,750	$—	$—
Operating leases(2)	52,908	10,447	20,349	17,159	4,953
Convertible senior notes, including interest	157,875	2,625	155,250	—	—
Total contractual obligations(3)	$318,367	$116,906	$179,349	$17,159	$4,953

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

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

(3)
Tax liabilities of $2.6 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $4.9 million of stand-by letters of credit outstanding as of September 26, 2015. These consisted of $2.8 million related to a customer proposal guarantee, $1.4 million related to a value added tax license and $0.7 million related to property leases. We had $5.0 million of stand-by letters of credit outstanding as of December 27, 2014. These consisted of $3.0 million related to a customer proposal guarantee, $1.3 million related to a value added tax license and $0.7 million related to property leases.

Off-Balance Sheet Arrangements
As of September 26, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
During the three months ended September 26, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the fourth quarter of 2015. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Under current market conditions, we do not expect the Notes will be converted in the short-term.
As of September 26, 2015, the fair value of the Notes was $250.5 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 26, 2015. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.

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
Changes in Internal Control over Financial Reporting
With the exception of the Transmode acquisition described below, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On August 20, 2015, we completed the acquisition of Transmode as discussed in detail under Note 6, "Business Combination" to the Notes to Condensed Consolidated Financial Statements. The Transmode business utilizes separate information and accounting systems and processes. We expect to transition the accounting and related functions of the acquired business during 2016 and we will continue to review the impact of any future changes to our internal controls as we integrate the business combination. Transmode will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for our fiscal year ending 2016, which is the initial report that we will be required to include Transmode in our annual assessment.

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
On August 1, 2014, Cambrian filed a notice of appeal regarding the ruling of non-infringement to the Court of Appeals for the Federal Circuit (“CAFC”), and Cambrian’s appeal brief was filed on November 6, 2014. We filed our responsive brief on January 5, 2015, arguing that the CAFC should affirm the lower court’s finding of non-infringement, and on February 2, 2015, Cambrian filed their reply brief. Oral argument of this appeal took place on May 5, 2015. On June 29, 2015, the CAFC affirmed the court’s claim construction and grant of summary judgment of non-infringement. We have not received notice of any further filings since the CAFC affirmation and believe the judgment of non-infringement to be final.
After the court had granted summary judgment in July 2014, we sought to recover certain costs and attorney's fees from Cambrian. The Court has taken the matter under submission and has yet to issue a final ruling on the amount of fees to be awarded to us.

Item 1A.	Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 and in our other public filings including our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2015. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income, have historically varied from period to period. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of September 26, 2015, our accumulated deficit was $552.0 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses. In addition, given the increase in the size of our business as a result of the acquisition of Transmode, our historical results will not be indicative of our combined operations going forward.
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our customer or product mix, including the impact of new customer deployments, which typically carry lower gross margins;

•	changes in customers’ budgets for optical transport network equipment purchases and changes in their purchasing cycles;

•	the process of integrating the Transmode business with our business and the associated potential disruptions to our business;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	readiness of customer sites for installation of our products;

•	the timing of product releases or upgrades by us;

•	any significant changes in the competitive dynamics of our market, including any new entrants, or customer or competitor consolidation;

•	availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

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

Our business and operations have experienced rapid growth in recent periods, including the completion of the acquisition of Transmode, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our operating results may be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow over the next year. For example, from the end of fiscal 2013 to the end of the third quarter of fiscal 2015, our headcount increased from 1,318 to 1,978 employees. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount, capital and processes in an efficient manner.

We may not be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in an efficient or timely manner or in a manner that does not negatively affect our operating results. In addition, our existing systems, processes and controls may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls, or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, or increase our technical support costs. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses, and earnings, or to prevent certain losses. Failure to manage any future growth effectively could result in increased costs, negatively impact our end-customers’ satisfaction with our products and services, and harm our operating results.
We may not be able to successfully integrate our business with the business of Transmode, and we may not be able to achieve the anticipated strategic benefits from our acquisition of Transmode.
The transaction to acquire Transmode was completed on August 20, 2015, and Transmode’s business became a part of our business as of that date. The integration of our company with Transmode will be a complex, costly and time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses of Infinera and Transmode. In connection with the preparation of the offer to acquire Transmode, we conducted a limited confirmatory due diligence review of certain business, financial and legal information relating to Transmode, in accordance with applicable Swedish rules. Our plans for the integration, our assessment of the costs related thereto and the anticipated strategic benefits of the combination are consequently based on a due diligence review that was more limited in scope compared to what would be customary in connection with an acquisition of a non-listed entity. As a result thereof, and as a result of the aforementioned challenges, as well as other challenges and factors that may be unknown to us, we may not successfully integrate our operations with those of Transmode in a timely manner. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which include the ability to achieve revenue synergies, increased negotiating leverage with third-party suppliers as a result of higher volumes, and, to a lesser extent, certain operating expense synergies expected from avoiding duplicative costs. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisition of Transmode. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in expected revenue and/or net income following the acquisition.
Our gross margin may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period-to-period and vary by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 40% to 47%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain clauses that require us to annually decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions. If these efforts are not successful or if we are unable to reduce our costs to a greater extent than the reduction in the price of our products, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.
Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and this often results in aggressive business tactics by our competitors, including:

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

Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity and any decrease or delay in capital spending by our customers could reduce revenue and harm our business.
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

In addition, demand for our products depends on the magnitude and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by weakening economic conditions, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, results of operations and financial condition.
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
Competition in the optical transport equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include current WDM suppliers, such as Alcatel-Lucent, Ciena Corporation, Coriant, Huawei and ZTE. These companies have historically set the competitive benchmarks for price and functionality. In the metro market, our potential competitors also include Cisco, Adva and Fujitsu. In addition, there are also several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings. Competition in these markets is based on price, commercial terms, functionality, manufacturing capability, existing business and customer relationships, scalability and quality of services to meet our customers’ immediate and future network requirements. In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit with similar functionality to our PICs, our business could be harmed. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

Some of our competitors have substantially greater name recognition and technical, financial and marketing resources along with better established relationships with incumbent carriers and other potential customers than we have. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
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
Substantial changes in the optical transport networking industry have occurred over the last few years. Many potential customers have experienced static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business, been acquired by other service providers, or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and ICPs. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may require us to decrease our average selling prices, which would have an adverse impact on our operating results.

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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. If we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In addition, the sourcing from new suppliers may require us to re-design our products, which could cause delays in the manufacturing and delivery of our products. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. A return to growth in the global economy is likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
A relatively small number of customers account for a large percentage of our revenue. For example, for the three months ended September 26, 2015, two customers accounted for approximately 42% of our total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. While we expect greater overall customer diversification as a result of our acquisition of Transmode, we expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period.
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
The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or agreements by us or by our competitors;

•	the gain or loss of customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our future operating results or external guidance on those results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	any challenges to our ability to integrate Transmode’s business with our business efficiently;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
The acquisition of Transmode may not be accretive to our earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.
We currently anticipate that the acquisition will be accretive to our earnings per share in the first full year following the completion of the acquisition and thereafter. This expectation is based on preliminary estimates that may materially change. We may encounter additional integration-related costs, fail to realize all of the benefits anticipated in the acquisition or be subject to other factors that adversely affect preliminary estimates. Any of these factors could cause delay or significantly reduce the expected accretive effect of the acquisition and contribute to a decrease in the price of our common stock.
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
Our international sales and operations subject us to additional risks that may harm our operating results, some of which may be enhanced following our acquisition of Transmode.
Sales of our products into international markets are an important part of our business and these international sales are expected to increase as a result of the Transmode acquisition. During the nine months ended September 26, 2015 and in the fiscal years 2014 and 2013, we derived approximately 32%, 29% and 36%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence, including as a result of our acquisition of Transmode. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, China, India and Sweden, and expect to continue to increase hiring of personnel for these facilities. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency.
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
A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our revenue in future periods. We also have exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
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

Any acquisitions we make, in addition to the acquisition of Transmode, could disrupt our business and harm our financial condition and operations.
We have made strategic acquisitions of businesses, technologies and other assets in the past, such as the recently completed acquisition of Transmode. The expansion of our business through acquisitions allows us to complement our technological capabilities. In the event of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume other liabilities;

•	use a substantial portion of our cash resources; or

•	incur amortization expenses related to other intangible assets and/or incur large and immediate write-offs.
In addition, acquisitions can result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, and write-up of acquired inventory to fair value. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
Acquisitions also involve numerous risks that could disrupt our ongoing business and distract our management team, including:

•	problems integrating the acquired operations, technologies or products with our own;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets; and

•	potential loss of key employees.
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
We are subject to U.S. and EU export control laws that limit which products we sell and where and to whom we sell our products. These export control laws also limit our ability to conduct product development activities in certain countries. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, decreased use of our products or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and operating results.
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
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations, including regulations on net neutrality or generally affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.
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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 4, 2015