Form 10-K
period 2015-12-26
INFINERA CORP
filed 2016-02-23
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 26, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,985,339,928 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2016, 141,389,267 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 26, 2015

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we,” "us," "our" or “Infinera”) provides optical transport networking equipment, software and services to telecommunications service providers, Internet content providers (“ICPs”), cable providers, wholesale and enterprise carriers, research and education institutions, and government entities (collectively, "Service Providers") across the globe. Optical transport networks are deployed by Service Providers facing significant demands for optical bandwidth prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
We manufacture large-scale Indium Phosphide photonic integrated circuits ("PICs"), which are used as a key differentiating component inside our Intelligent Transport Network platforms. Our third generation PICs, commercially available since 2012, transmit and receive 500 Gigabits per second ("Gbps"), incorporating over 600 discrete optical functions into a pair of PICs. Our PICs are combined with our FlexCoherent processors to deliver coherent optical transmission and with high-performance Optical Transport Network (“OTN”) switching capabilities to offer Service Providers a unique combination of highly-scalable transmission capacity and easy to use bandwidth management tools to simplify transport network operations.
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
In 2014, we increased our addressable markets by introducing the Cloud Xpress platform for the metro cloud market. We enhanced our position in the cloud/data center interconnect (“DCI") market in 2015 by expanding our Cloud Xpress offering to now include 10 gigabit Ethernet (“GbE”), 40 GbE and 100 GbE client interfaces to meet customer specific requirements. We also introduced the XT-500, to provide a compact wavelength-division multiplexing (“WDM”) solution optimized for long-haul interconnect applications.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications, and introduced the Infinera XTC-2 and XTC-2E products. We can now offer our customers a comprehensive portfolio addressing the metro market with 100G metro core/regional transport capabilities and packet-optical solutions optimized for fast growing applications including mobile fronthaul and backhaul, triple-play and cable broadband aggregation, and business Ethernet services with Metro Ethernet Forum (“MEF”) certification.
Our end-to-end packet-optical portfolio is designed to be managed with a single network management system. In addition to offering our traditional management system for WDM operations, we also provide solutions for enabling programmability of our Intelligent Transport Network with software defined networking (“SDN”) via the Infinera Open Transport Switch (“OTS”). This SDN platform can enable Service Providers to write software applications that can control the Intelligent Transport Network to more rapidly deliver innovative services with service level agreements while efficiently using their network resources.
The Infinera Intelligent Transport Network architecture enables Service Providers to scale network bandwidth, accelerate service innovation and simplify optical network operations. Service Providers across the globe rely on Infinera Intelligent Transport Networks to enable services that create rich end-user experiences based on efficient, high-bandwidth optical networking. Building on our leadership in long-haul, we now provide an end-to-end portfolio of packet-optical solutions for metro, DCI, long-haul and subsea networks.
We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200.
“Infinera,” “Infinera DTN,” “Infinera DTN-X,” “ATN,” “Infinera Intelligent Transport Network,” “FlexCoherent,” "Infinera FlexILS" and “Infinera Instant Bandwidth” are trademarks or service marks of Infinera Corporation in the United States, certain other countries and /or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.

Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of WDM systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Service Providers deploy WDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the end user. Fiber optic networks are generally capable of carrying most types of communications traffic. We believe that a number of trends in the communications industry are driving demand for network bandwidth and ultimately will increase demand for optical transport networking systems. These trends include growth in bandwidth-intensive services like streaming high-definition video services, the proliferation of 4G and WiFi mobile broadband due to the availability of smartphones and tablets, and the growth of cloud services. As traffic grows, Service Providers add transmission bandwidth to existing optical networks or purchase and deploy additional systems to keep pace with bandwidth demands and service expansion.

Consumers and businesses increasingly rely on the cloud for their application needs. As cloud adoption increases, large network operators are reporting a magnification effect on incoming traffic, such that a single request from an end user can generate many times the amount of traffic between data centers than was contained in the original request. This server-to-server traffic is also called east-west traffic and this magnification effect is accelerating the deployment of high-bandwidth optical transport solutions to support cloud network infrastructures.
We deliver highly scalable optical networking solutions to support the growing demand for high bandwidth across various end-to-end network locations all the way from the high-capacity long-haul core to the metro access.
We believe that Service Providers seek the following solutions that will allow them to increase their revenue and/or expand their service offerings:

•	high-bandwidth solutions that scale optical transmission bandwidth to meet increasing demand;

•	efficient solutions that optimize performance and increase reliability while reducing physical space, power consumption and heat dissipation leading to lower operational expenses;

•	easy to use solutions that reduce the time and complexity of deploying new transmission bandwidth; and

•	improved integration between Internet Protocol equipment such as routers and optical transport networking equipment.

We believe that the Infinera Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems. We also believe that our Intelligent Transport Networks enable Service Providers to deploy scalable, high-bandwidth, optical transport network solutions that accelerate service innovation and simplify optical network operations.
Strategy
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. Key aspects of our strategy to achieve this goal are as follows:

•
Proliferating our broader base of technologies into our existing customers as well as obtaining new customers. We have introduced multiple purpose built products to allow us to serve adjacent markets and also better serve our existing markets.

•
Enhancing our existing product portfolio for the metro, DCI, long-haul and subsea markets. We are enhancing existing products and building new products for specific markets, including metro aggregation, DCI, long-haul and subsea.

•
Continuing commitment to provide world-class support services to our customers. We believe that our lead in customer experience capabilities is a major differentiator. Our global customer service and technical support team is committed to making our customers successful by providing the highest quality support services to deploy, operate and maintain their networks.

•
Maintaining and extending our technology lead. We intend to continually invest in key technologies such as our FlexCoherent processor, various forms of the PIC, application specific integrated circuits ("ASICs"), software and other key technology differentiators. We plan to incorporate the functionality of additional discrete functions into our PICs, and overall vertically integrated design, in order to continue to increase our technology lead. In addition, we intend to pursue the expansion of our digital and packet switching and bandwidth management capabilities in order to enhance the performance, scalability and economic advantages of our products.

•
Continuing investment in vertically integrated manufacturing activities. We believe that our vertical integration and manufacturing capabilities serve as competitive advantages from a technology, supply chain and financial perspective, and we plan to continue to invest in our next-generation PIC technologies.

•
Investing in Network Management System and SDN. We believe that we lead the industry in ease of use facilitated through our Infinera Management System suite of software products. We continue to invest in our software products, including adding new capabilities such as Infinera Instant Bandwidth control and extending the system across our entire portfolio with a goal of achieving end-to-end service provisioning and management. We are also seeing a trend in which Service Providers are looking for more programmable networks and we have added application programming interfaces to the Infinera Intelligent Transport Network architecture so they can be used by Service Providers to build more agile networks that can deliver competitive services.

Customers
Our customers include:

•	Tier-1 carriers for domestic and international networks;

•	Tier-2 and Tier-3 carriers;

•	ICP and cloud operators;

•	wholesale and enterprise carriers;

•	multiple system operators/cable companies; and

•	research and education/government entities.
We sell our products both directly to customers who are end users, and utilize channel partners that sell on our behalf. We believe one of our strengths is the diversity of our customer base as we generate annual revenues from each of the verticals listed above, and have multiple customers within each vertical that have historically spent significantly on our solutions. We do not have long-term sales commitments from our customers. Two customers each accounted for over 10% of our revenue in 2015. These two customers accounted for 17% and 13%, respectively, of our revenue in 2015. One customer accounted for over 10% of our revenue in 2014. Revenue from this customer accounted for 19% of our revenue in 2014. No individual customer accounted for over 10% of our revenue in 2013.
Technology
Infinera Intelligent Transport Network Architecture
We were founded with a vision of enabling an infinite pool of intelligent bandwidth that the next communications infrastructure is built upon. We have focused our efforts, time and capital on developing multiple platforms based on our Intelligent Transport Network architecture, which enables Service Providers to create rich end-user experiences based on efficient, high-bandwidth transport by combining the following elements:

•
Scalability. The proliferation of data centers, rise of cloud computing, increasing consumption of video and growth in mobile access are fundamentally changing traffic characteristics in operator networks. The Infinera Intelligent Transport Network delivers 500Gbps FlexCoherent super-channels today and is designed to scale without compromise to enable terabit super-channels and terabit Ethernet in the future.

•
Convergence. Networks are growing in complexity with the proliferation of chassis, network layers and fiber interconnects. Complexity increases the time it takes to plan and deploy network services and increases the cost of maintenance, operation, power, space and cooling. By combining packet and OTN switching functions with WDM, the Infinera Intelligent Transport Network is designed to reduce complexity while lowering overall network operating costs without compromising performance.

•
Automation. Network operators face intensifying competition to meet customer demand for immediate bandwidth needs and better visibility into the network. The Infinera Intelligent Transport Network features intelligent software control and open SDN application programming interfaces (“APIs”) to help simplify multi-layer provisioning. Furthermore, our Infinera Instant Bandwidth offering enables our customers to benefit from a “pay as you grow” model by instantly provisioning additional capacity when it is needed.

Infinera Photonic Integrated Circuits
We believe that our proprietary PICs and FlexCoherent processor are key components of our value proposition and competitive advantage. We manufacture and package our PICs at our own facilities for use exclusively with our Infinera DTN, DTN-X XTC-series, DTN-X XT-series and Cloud Xpress platforms. Our PICs are purpose built for diverse network locations and applications. As a leader in photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual protections. We believe that as a result of the combination of the multiple disciplines that were required to develop our PIC, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed. We believe that large-scale photonic integration, using indium phosphide, enables significantly improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration, increased device density and manufacturing yield enhancements.
Infinera FlexCoherent Processor
Optical transmission is based on a number of technologies, namely: phase modulation, polarization multiplexing, coherent detection and advanced digital signal processing. These “coherent technologies” are used by network operators to enable higher data capacities to be transmitted over their existing optical fiber infrastructure, typically using the same or better design rules than those used for the previous generation. We have integrated proprietary coherent technologies onto our FlexCoherent processor based on advanced electronics, which works in conjunction with our large-scale PICs based on advanced photonics, to construct a single module for exceptional optical transport performance.
Super-Channels
The Infinera DTN-X XTC-10, DTN-X XTC-4 and Cloud Xpress platforms support five channels of 100Gbps capacity in a single line card or unit depending on the platform form-factor. This 500Gbps pool of bandwidth is managed as a single super-channel that can be deployed in a single operational motion. Competitive solutions would require the installation of discrete line modules or units, which in some cases could be as high as five, each turned up with its own operational motion, in order to achieve the same system capacity. Super-channels result in competitive advantages in the areas of space and power consumption, leading to lower operational costs and long-term system reliability, as well as significant reductions in time to install and repair.

Integrated OTN Switching
OTN offers a highly-structured approach to service multiplexing and switching that enables customers to reduce operational costs and more efficiently utilize higher-capacity bandwidth in their networks. Historically, the OTN switching and WDM transport functions have been deployed by Service Providers in separate systems. Our unique PIC technology allows the Infinera DTN-X XTC-series platforms to fully integrate WDM transport and OTN switching capabilities in a single platform, without compromising overall system functionality or capacity. This results in an improved total cost of ownership for the customer. Further the integrated OTN switching capability along with GMPLS automation allows customers to deploy Fast Shared Mesh Protection, a new standards-based resiliency technique for networks to recover from local and network-wide multiple failures without the need to dedicate backup bandwidth for every active circuit. We implement this technology using a purpose built hardware acceleration chip included in every single card of the Infinera DTN-X XTC platform, ensuring a sub-50 milliseconds recovery.
Infinera Instant Bandwidth
Infinera Instant Bandwidth enables Service Providers to license the 500Gbps super-channel pool of bandwidth in 100Gbps increments. With the Infinera Instant Bandwidth technology, which is available with the Infinera DTN-X XTC-10, DTN-X XTC-4 and Cloud Xpress platforms, Service Providers can instantly provision an additional 100Gbps of transmission capacity on demand without the deployment of any incremental equipment. The Infinera Instant Bandwidth technology is uniquely enabled by our super-channel capability and PICs.
Infinera Packet Optical Transport
Our packet optical technologies included in both the Infinera DTN-X XTC series and the TM-series platforms offer the right amount of packet and optical switching integrated into efficient packet optical platforms. This enables service providers to support Ethernet and Multi-Protocol Label Switching (“MPLS”) packet transport, aggregation and service functions directly within optical WDM layer. Operators can build highly efficient router interconnects and bandwidth engineering capabilities within the transport layer, without having to send the traffic to the router layer for transit. Our Intelligent Transport Networks not only enhance network efficiency but also provide scalable bandwidth and performance for revenue-yielding MEF certified Carrier Ethernet and MPLS packet services.
Products and Services
Our product portfolio consists of the Infinera DTN-X family of platforms, the Infinera DTN platform, the Infinera Cloud Xpress platform, the Infinera TM-Series, the Infinera TG-Series and the Infinera ATN platform addressing subsea, long-haul and metro networks end-to-end. The emerging DCI application is a subset of the long-haul and metro application. We also provide software solutions including the Infinera OTS and Infinera Management Suite to increase the efficiency and optimization of the network.
Product Portfolio
Infinera DTN-X Family of Platforms
The Infinera DTN-X family consists of the XTC-10, XTC-4, XTC-2/2E and the XT-500. With the exception of the XTC-2/2E, these platforms are built on the 500Gbps PIC technology that integrates more than 600 discrete photonic functions delivering the world’s first 500Gbps super-channel, based on 100Gbps per channel. The XTC-2/2E is designed for the metro and smaller capacity long haul networks and uses an optimized 100G PIC. The DTN-X family is powered by cutting-edge electronics delivered by our FlexCoherent processor and supports Infinera Instant Bandwidth technology, which helps operators closely match service revenue to network operating costs.

The Infinera DTN-X XTC series are multi-terabit packet optical transport platforms that integrate Ethernet and MPLS packet services with digital OTN switching and optical WDM transmission. The highest end XTC-10 platform provides fiber capacity of 9.5 Terabits per second ("Tbps") that is upgradeable to 25.6Tbps. The per-chassis capacity is 5Tbps today and is upgradable to 12Tbps per chassis and up to 260Tbps in a multi-bay configuration in the future. In most competitive solutions, network operators must make a choice between maximizing either the system’s transmission capacity or its switching capability. The Infinera XTC platforms combine switching with WDM transport without compromising the performance of either function. They support a broad range of Ethernet and OTN client interfaces for flexibility. The platforms are designed for subsea, long-haul, regional and metro mesh networks that require 100Gbps wavelengths. The XTC-4 supports 500 Gbps super-channels but is a half rack platform for more space constrained applications. The XTC-2/2E is the smallest platform designed for metro applications or lower capacity sites requiring 100Gbps dense WDM.
The Infinera DTN-X XT-500 is a compact platform that is just 2 rack units high with 500Gbps line-side capacity and a mix of 10/100GbE client interfaces. It provides high levels of reliability, low power consumption and operational simplicity. It integrates with the Infinera FlexILS line system and can be managed as a single node when combined with the XTC series. The platform is designed for long-haul networks that require 100Gbps wavelengths as well as long-haul DCI applications.
Infinera DTN Platform
The Infinera DTN platform is built on 100G PIC technology, integrating digital OTN switching with optical WDM transmission at 10Gbps wavelengths for a fiber capacity of 1.6Tbps and per-chassis capacity of 400Gbps. It supports a broad range of Ethernet and OTN client interfaces for flexibility. The platform is designed for subsea, long-haul and regional mesh networks that require 10Gbps wavelengths.
Infinera FlexILS Line System
The Infinera FlexILS line system platform connects various Infinera platforms over long distance fiber optic cable while providing switching, multiplexing, amplification and management channels. It supports up to 25.6Tbps of fiber capacity when used with the Infinera DTN-X platform. The platform supports a flexible grid architecture that enables more efficient use of the available optical spectrum. The modular super-channel FlexROADM component provides multi-degree optical switching and, when combined with other Infinera platforms featuring OTN and packet switching along with SDN and GMPLS based unified control plane, the solution provides multi-layer switching. Operators can now manage line-side capacity as a single pool of bandwidth for end-user client services ranging from 1Gbps up to 100Gbps.
Infinera TM-Series
The TM-Series carrier-grade packet-optical transport platform enables high performance metro networks with service-aware, application-specific capabilities. Supporting integrated packet-optical features, the TM-Series builds on key design philosophies such as low power, high density and high scalability. It offers advanced capabilities for 3G and 4G mobile infrastructure such as superior sync features for backhaul, WDM in cloud radio access network architecture and fronthaul. The platform supports the Intelligent WDM Passive Optical Network solution providing simple operations for Fiber to the X applications along with Intelligent SFPs for transparent delivery of SDH/SONET services over a packet-optical network. It provides error correction, OTN transport, Ethernet, MPLS-TP and optics, all on one packet optical transport switch module. It includes a fully backwards compatible terabit scale packet-optical transport switching with a rich set of MEF Carrier Ethernet 2.0 and MPLS-TP service options. The platform is designed for application-rich packet-optical metro and regional networks providing cable, mobile, broadband and business services that require 10Gbps and 100Gbps wavelengths.
Infinera TS-Series
The TG-Series is a family of passive optical WDM products. Designed for access applications, it fits in a wide range of applications from controlled environments in central offices to street cabinets or even underground enclosures such as manhole applications that require environmentally hardened products, such as fiber to the curb, fiber to the building and high-security access networks. The TG-Series is fully compatible and interoperable with the TM-Series.

Infinera Cloud Xpress Platform
The Infinera Cloud Xpress is a compact platform designed for DCI applications, built on the 500Gbps PIC technology with hyper-scale density, simplified operations and low power consumption. It provides 1Tbps of combined input and output capacity in just two rack units with flexible client interfaces of 10GbE, 40GbE and 100GbE. It is designed with a rack-and-stack form factor and a new software approach that enables it to easily plug into existing cloud provisioning systems using open SDN APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
Infinera ATN Platform
The Infinera ATN is a small form-factor WDM platform for cost-effective add/drop and multi-service aggregation in metro networks supporting direct wavelength connectivity to the Infinera DTN platform.
Software and Services
Infinera Open Transport Switch
The Infinera OTS is a software platform that enables a high degree of abstraction and virtualization of the underlying Infinera platforms. The open and modular architecture of OTS allows it to easily integrate into a diverse array of customer applications through standard and secure APIs. OTS was purpose built with a modern IT mindset, and its lightweight approach and ability to rapidly innovate new features paves the way for operators to transform to a DevOps model of network development. The Hybrid Control Mode feature allows network operators to migrate to an SDN model without disturbing revenues from existing production services.
Infinera Management Suite
The Infinera Management Suite is a network management system used by network operators to manage all Infinera platforms in an integrated manner. The suite includes the Digital Node Administrator, a scalable, robust, feature-rich element management system, our Graphical Node Manager, an easy-to-use web-based management interface, our Network Planning System for offline graphical modeling, planning and configuration capabilities, and Transport Network Manager for TM-Series and TG-Series management.
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
Our support organization continues to scale and provide world-class services that successfully support customers in over 70 countries around the world. In addition, we continue to expand our services portfolio in order to meet the evolving needs of our customers.

Competition
Our current technologies and platforms support three transport equipment markets - long-haul/subsea, metro and DCI.
The optical transport networking equipment market for long-haul/subsea networks is highly competitive but has consolidated significantly over the last decade. The metro market is a highly competitive market that we entered in 2015 with the acquisition of Transmode and the introduction of the Infinera DTN-X XTC-2 and DTN-X XTC-2E. The metro cloud transport equipment market (also known as DCI) is a relatively new market that we expect to be highly competitive. Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	form factor or density;

•	power consumption;

•	heat dissipation;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation and operation simplicity;

•	service and support;

•	scalability and investment protection; and

•	product lead times.
Competition in the optical transport equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include current WDM suppliers, such as Alcatel-Lucent (acquired by Nokia), Ciena, Coriant, Huawei and ZTE. In the metro market, we face the same competitors as in long-haul, plus Cisco, Adva, Arista and Fujitsu. In addition, there are also several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings. In the DCI market, we believe we are one of the few companies shipping purpose built small form factor devices. Several other competitors including many named above have announced competing solutions that we expect to be shipping in 2016. In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit or another solution with similar and/or better functionality than our PICs, our business could be harmed. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

Some of our competitors have substantially greater name recognition and technical, financial and marketing resources along with better established relationships with service providers and other potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
We also compete with low-cost producers from China, which can increase pricing pressure, and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest commercially available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.

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

Direct Sales Force. Our sales team sells directly to Service Providers worldwide. We maintain a sales presence throughout the United States, as well as in a number of international locations, including Argentina, Belgium, China, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, South Africa, Spain, Sweden, Russia and the United Kingdom. We continued to expand our sales force in 2015 to address new geographical markets and to support the sales of our expanded portfolio of products. Going forward, the addition of incremental sales headcount is expected to be success-based and in support of new customer accounts.
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
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems, software and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Beijing, China; Bangalore, India; Kanata, Canada; and Stockholm, Sweden. We have invested significant time and financial resources into the development and enhancement of new and existing products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of PICs, and we intend to enable further integration in the Infinera Intelligent Transport Network architecture through continued research and development. We believe that these efforts will continue to allow us to be competitive in the markets we currently serve but will allow us to address adjacent markets to fuel our future growth.
Our research and development expenses were $180.7 million, $133.5 million and $124.8 million in 2015, 2014 and 2013, respectively.
Employees
As of December 26, 2015, we had 2,056 employees. A total of 971 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.
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

            We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble the products in our forecast according to our specifications and bills of material. Despite outsourcing certain manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and are institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently have four contract manufacturers in five different countries, China, Malaysia, Mexico, Sweden and Thailand, as well as the capability to redirect manufacturing to U.S. qualified factories of two electronic manufacturing services partners.
Backlog
As of December 26, 2015 and December 27, 2014, our total order backlog was approximately $87.1 million and $124.4 million, respectively. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.
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
As of December 26, 2015, we held 343 U.S. patents and 80 international patents expiring between 2021 and 2035, and held 128 U.S. and 46 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. For example, we were recently involved in litigation for alleged patent infringement that was adjudicated in our favor. See the section set forth in Item 3. "Legal Proceedings" for additional information regarding this lawsuit. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
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
Environmental Matters
We are committed to maintaining compliance with all environmental laws and regulations applicable to our operations, products and services. Our business and operations are subject to various federal, state, local and foreign laws and regulations that have been adopted with respect to the environment, including the Waste Electrical and Electronic Equipment (“WEEE”) Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulations adopted by the European Union. Environmental regulation is increasing and we expect that our operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. We are also subject to disclosure requirements related to the presence of "conflict minerals" in our products. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.
Business Segment Data and Our Foreign Operations
We operate in the single industry segment of optical transport networking systems. Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17, “Segment Information,” of Notes to Consolidated Financial Statements, both of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 17, “Segment Information,” of Notes to Consolidated Financial Statements. Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

Executive Officers
Our executive officers and their ages and positions as of December 26, 2015, are set forth below:

Name	Age	Position
Thomas J. Fallon	54	Chief Executive Officer and Director
David F. Welch, Ph.D.	55	Co-founder, President and Director
Brad Feller	42	Chief Financial Officer
Robert J. Jandro	60	Senior Vice President, Worldwide Sales
James L. Laufman	50	Senior Vice President, General Counsel and Corporate Secretary
Thomas J. Fallon has served as our Chief Executive Officer since January 2010 and as a member of our board of directors since July 2009. Mr. Fallon also served as our President from January 2010 to June 2013, and as our Chief Operating Officer from October 2006 to December 2009. From April 2004 to September 2006, Mr. Fallon served as our Vice President of Engineering and Operations. From August 2003 to March 2004, Mr.

Fallon was Vice President, Corporate Quality and Development Operations at Cisco Systems, Inc., a networking and telecommunications company. From March 1991 to August 2003, Mr. Fallon served in a variety of functions at Cisco, including General Manager of the Optical Transport Business Unit and Vice President of Service Provider Manufacturing. Prior to joining Cisco, Mr. Fallon also served in various manufacturing roles at Sun Microsystems and Hewlett Packard. Mr. Fallon currently serves on one other public company board, Hercules Technology Growth Capital, Inc., a specialty finance company. Mr. Fallon also serves on the Engineering Advisory Board of the Cockrell School at the University of Texas. Mr. Fallon holds B.S.M.E. and M.B.A. degrees from the University of Texas at Austin.
David F. Welch, Ph.D. co-founded our company and has served as our President since June 2013 and as a member of our board of directors since October 2010. Dr. Welch has served as our Executive Vice President, Chief Strategy Officer from January 2004 to June 2013, as our Chief Development Officer/Chief Technology Officer from May 2001 to January 2005, as our Chief Marketing Officer from January 2005 to January 2009, and as a member of our board of directors from May 2001 to November 2006. Prior to joining us, Dr. Welch served in various executive roles, including as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company, and Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch holds over 130 patents, and has been awarded the Optical Society of America's ("OSA") Adolph Lomb Medal, Joseph Fraunhofer Award, the John Tyndall Award and the IET JJ Thompson Medal for Achievement in Electronics, in recognition of his technical contributions to the optical industry. He is a Fellow of OSA and the Institute of Electrical and Electronics Engineers. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
Brad Feller was appointed as our Chief Financial Officer in March 2014 after joining us as Senior Vice President of Finance in January 2014. Prior to joining us, Mr. Feller served as Interim Chief Financial Officer of Marvell Technology Group Ltd., a fabless semiconductor company, from October 2012 to December 2013, and as Marvell's Vice President, Corporate Controller, from September 2008 to October 2012. Prior to Marvell, Mr. Feller served as Corporate Controller for Integrated Device Technology, Inc., a semiconductor company, from April 2005 to September 2008 and Financial Reporting Manager from October 2003 to April 2005. Prior to that, Mr. Feller served in various roles at Ernst & Young LLP in the technology practice. Mr. Feller is a certified public accountant (inactive) in the State of California and holds a B.S. degree in Business Administration from San Jose State University.

Robert J. Jandro has served as our Senior Vice President, Worldwide Sales, since May 2013. Prior to joining us, Mr. Jandro served as Vice President of Business Development of Openwater Software, Inc., a big data and analytics cloud company, from January 2008 to August 2012. From February 2004 to November 2006, Mr. Jandro served as Chief Executive Officer and President of Nsite Software, Inc., an early cloud company acquired by Business Objects. From March 2000 to August 2002, Mr. Jandro served as Executive Vice President of Global Sales and Services for ONI Systems, an optical networking company. Prior to that, Mr. Jandro worked at Oracle where he last served as the Group Vice President of Oracle’s Communications and Utilities Industries. Mr. Jandro holds a Masters of Management degree from Northwestern University’s Kellogg Graduate School of Management and a B.S. in Business from the University of Missouri-St. Louis.
James L. Laufman has served as our Senior Vice President, General Counsel and Corporate Secretary since October 2014. Prior to joining us, Mr. Laufman served as Vice President and General Counsel of Marvell Semiconductor Inc. from October 2008 to October 2014. From September 1999 to October 2008. Mr. Laufman served as Vice President, General Counsel and Secretary of Integrated Device Technology, Inc. Prior to that, Mr. Laufman served as Senior Corporate Counsel for Quantum Corporation from January 1999 to September 1999. From November 1994 to December 1998, Mr. Laufman served as Vice President and General Counsel of Rohm Corporation. From December 1990 to November 1994, Mr. Laufman worked as an Associate Attorney at the Berliner Cohen and Popelka Allard law firms specializing in the litigation and resolution of commercial transaction matters. Mr. Laufman holds a B.S. in Business Administration, Finance (cum laude) from California State University, Chico and a J.D. from Santa Clara University School of Law.
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
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income, have historically varied from period to period and may continue to do so in the future. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of December 26, 2015, our accumulated deficit was $539.4 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses. In addition, given the increase in the size of our business as a result of the acquisition of Transmode, our historical results may not be indicative of our combined operations going forward.
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

•	fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures;

•	fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins;

•	changes in customers’ budgets for optical transport network equipment purchases and changes in their purchasing cycles;

•	the process of integrating the Transmode business with our business and the associated potential disruptions to our business;

•	how quickly, or at all, the market adopts our solutions, including in new markets like metro and DCI;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	the timing of product releases or upgrades by us;

•	any significant changes in the competitive dynamics of our market, including any new entrants, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products;

•	availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

•	the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines and in a designated flood zone; and

•	general economic conditions in domestic and international markets.
Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter or to accurately predict future revenue beyond a one-quarter time horizon. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.

Our business and operations have experienced rapid growth in recent periods, including growth related to the acquisition of Transmode, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our operating results may be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow over the next year. For example, from the end of fiscal 2013 to the end of fiscal 2015, our headcount increased from 1,318 to 2,056 employees. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, and operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount and processes in an efficient manner.

We may not be able to successfully scale improvements to our enterprise resource planning system or implement or scale improvements to our other systems, processes and controls in an efficient or timely manner, or in a manner that does not negatively affect our operating results. In addition, our existing systems, processes and controls may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes and controls, or in connection with third-party software, which could disrupt existing customer relationships, cause us to lose customers, or increase our technical support costs. Our failure to improve our systems, processes and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our products and services, and harm our operating results.
We may not be able to successfully integrate our business with the business of Transmode, and we may not be able to achieve the anticipated strategic benefits from our acquisition of Transmode.
The transaction to acquire Transmode was completed on August 20, 2015, and Transmode’s business became a part of our business as of that date. The integration of our company with Transmode has been and will continue to be a complex, costly and time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses of Infinera and Transmode. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which include the ability to achieve revenue synergies, increased negotiating leverage with third-party suppliers as a result of higher volumes, and, to a lesser extent, certain operating expense synergies expected from avoiding duplicative costs. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisition of Transmode. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

Our gross margin may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 41% to 47%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•	significant new customer deployments, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	the volume of Infinera Instant Bandwidth licenses sold;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain clauses that require us to annually decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions. If these efforts are not successful or if we are unable to reduce our costs by more than the reduction in the price of our products, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.
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
The level of competition and pricing pressure tend to increase when competing for larger high-profile opportunities or during periods of economic weakness when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, and/or we could be required to reduce our prices to compete in the market.

Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity and on the level and timing of capital spending by our customers.
Our future success depends on factors that increase the amount of data transmitted over communications networks and the growth of optical transport networks to meet the increased demand for optical capacity. These factors include the growth of mobility, video, cloud-based services, increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical transport networking equipment may not continue to grow and our product sales would be negatively impacted.

In addition, demand for our products depends on the level and timing of capital spending in optical networks by Service Providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by weakening economic conditions, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, results of operations and financial condition.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain a large number of highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, engineering, sales, marketing, finance, and customer service and support personnel. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. We may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
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
At any given time, various new product introductions and enhancements to our existing products, including future products based on our next-generation PICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop and manufacture components for our next-generation products, which can require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for our systems, and include:

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
Competition in the optical transport networking equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include current WDM suppliers, such as Alcatel-Lucent (acquired by Nokia), Ciena Corporation, Coriant, Huawei and ZTE. In the metro market we face the same competitors as in long-haul, plus Cisco, Adva, Arista and Fujitsu. In addition, there are also several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings. In the DCI market, we believe we are one of the few companies shipping purpose built small form factor devices. Several other competitors including many named above have announced competing solutions that we expect to be shipping in 2016.
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	form factor or density;

•	power consumption;

•	heat dissipation;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation and operation simplicity;

•	service and support;

•	scalability and investment protection; and

•	product lead times.
In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit or another solution with similar and/or better functionality than our PICs, our business could be harmed. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

Some of our competitors have substantially greater name recognition and technical, financial and marketing resources along with better established relationships with Service Providers and other potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
We also compete with low-cost producers from China that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest commercially available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.
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

The manufacturing process for our PICs is very complex and the partial or complete loss of our manufacturing facility, or a reduction in yields or an inability to scale capacity to meet customer demands could harm our business.
The manufacturing process for our PICs and certain components of our products is very complex. In the event that any of the manufacturing facilities utilized to build these components were fully or partially destroyed, as a result of fire, water damage, or otherwise, it would limit our ability to produce our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or rebuild. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of such facility for any extended period of time would cause our business, financial condition and operating results to be harmed.
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
We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties as sole source suppliers for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase these components on a purchase order basis and have no long-term contracts with many of these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, if we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. Global macroeconomic conditions are likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
A relatively small number of customers account for a large percentage of our revenue. For example, for fiscal 2015, two customers accounted for approximately 30% of our total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. While we view our diverse customer base across multiple customer verticals as a strength and expect greater overall customer diversification as a result of our acquisition of Transmode, we expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period.
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

•
changes in the estimates of our future operating results or external guidance on those results or changes in recommendations or business expectations by any securities analysts that elect to follow our common stock;

•	our ability to integrate Transmode’s business with our business efficiently;

•	mergers and acquisitions by us or by our competitors;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
We currently anticipate that the acquisition will be accretive to our earnings per share in the fiscal year 2016. This expectation is based on preliminary estimates that may materially change. We may encounter additional integration-related costs, fail to realize the benefits anticipated in the acquisition or be subject to other factors that adversely affect preliminary estimates. Any of these factors could delay or significantly reduce the expected accretive effect of the acquisition and contribute to a decrease in the price of our common stock.
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
Sales of our products into international markets are an important part of our business and these international sales, particularly in the EMEA region, are expected to increase as a result of the Transmode acquisition. During the fiscal years 2015, 2014 and 2013, we derived approximately 32%, 29% and 36%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence, including as a result of our acquisition of Transmode. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
Our international operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks could harm our international operations and reduce our international sales.

We may be adversely affected by fluctuations in currency exchange rates.
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. We expect the acquisition of Transmode to increase our sales and expenses that are denominated in currencies other than U.S. dollars. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We may enter into other financial contracts to reduce the impact of foreign currency fluctuations. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
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
We have made strategic acquisitions of businesses, technologies and other assets in the past, such as the recently completed acquisition of Transmode. The expansion of our business through acquisitions allows us to complement our technological capabilities and address new markets. In the event of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

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
Acquisitions also involve numerous risks that could disrupt our ongoing business and distract our management team, including:

•	problems integrating the acquired operations, technologies or products with our own;

•	diversion of management’s attention from our core business;

•	adverse impact on overall company operating results;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets; and

•	loss of key employees.
Our failure to adequately manage the risks associated with an acquisition could have an adverse effect on our business, financial condition and operating results.

Unforeseen health, safety and environmental costs could harm our business.
Our manufacturing operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment, including the WEEE, RoHS and REACH regulations adopted by the European Union. If we experience a problem with complying with these regulations, it could cause an interruption or delay in our manufacturing operations or could cause us to incur liabilities for any costs related to health, safety or environmental remediation. We could also be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. If we experience a problem or fail to comply with such safety standards, our business, financial condition and operating results may be harmed.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES

Our headquarters are located in Sunnyvale, California. We lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 26, 2015:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	261,000
Allentown, PA	Manufacturing and research and development	44,000
Annapolis Junction, MD	Research and development, service and support	12,000
Carrollton, TX	Sales, service and support	5,000
Bangalore, India	Software development	111,000
Beijing, China	Research and development	22,000
Kanata, Canada	Research and development	8,000
Stockholm, Sweden	Research and development, sales, service and support	78,000
London, United Kingdom	Sales, service and support	6,000
Hong Kong, China	Sales, service and support	2,000
Tokyo, Japan	Sales and support	2,000
The above leases expire between 2016 and 2023. We intend to add new facilities or to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

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

	High	Low
Fourth Quarter 2015	$22.85	$16.98
Third Quarter 2015	$25.24	$18.35
Second Quarter 2015	$22.95	$17.58
First Quarter 2015	$19.70	$13.00
Fourth Quarter 2014	$15.74	$9.15
Third Quarter 2014	$11.84	$8.32
Second Quarter 2014	$9.65	$7.89
First Quarter 2014	$10.14	$6.96
As of February 18, 2016, there were 103 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the near future.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 25, 2010 and its relative performance is tracked through December 26, 2015. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the NASDAQ Composite Index,
and the NASDAQ Telecommunications Index
*$100 invested on December 25, 2010 in our common stock or December 31, 2010 in the NASDAQ Composite Index and the NASDAQ Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        SELECTED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
We derived the statements of operations data for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 and the balance sheet data as of December 26, 2015 and December 27, 2014 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 29, 2012 and December 31, 2011 and the balance sheet data as of December 28, 2013, December 29, 2012 and December 31, 2011 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands, except per share data)
Revenue	$886,714	$668,079	$544,122	$438,437	$404,877
Gross profit	$403,477	$288,304	$218,639	$157,569	$165,491
Net income (loss)	$50,950	$13,659	$(32,119)	$(85,330)	$(81,744)
Net income (loss) attributable to Infinera Corporation	$51,413	$13,659	$(32,119)	$(85,330)	$(81,744)
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$0.39	$0.11	$(0.27)	$(0.77)	$(0.78)
Diluted	$0.36	$0.11	$(0.27)	$(0.77)	$(0.78)
Weighted average number of shares used in computing basic and diluted net income (loss) per common share:
Basic	133,259	123,672	117,425	110,739	105,432
Diluted	143,171	128,565	117,425	110,739	105,432
Total cash and cash equivalents, investments and restricted cash	$356,479	$390,816	$365,313	$187,554	$253,116
Cost-method investment	$14,500	$14,500	$9,000	$9,000	$9,000
Intangible assets, net	$156,319	$361	$416	$470	$621
Goodwill	$191,560	$—	$—	$—	$—
Total assets	$1,226,294	$818,016	$700,926	$528,170	$531,704
Long-term debt, net	$125,440	$116,894	$109,164	$—	$—
Common stock and additional paid-in capital	$1,300,441	$1,077,351	$1,025,781	$930,730	$877,034
Infinera stockholders' equity	$762,151	$481,907	$417,810	$356,136	$387,803
Noncontrolling interest	$14,910	$—	$—	$—	$—
Total stockholders’ equity	$777,061	$481,907	$417,810	$356,136	$387,803

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; statements related to the integration of Transmode; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services, including new product costs, and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves or our effective tax rate; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We provide optical transport networking equipment, software and services to Service Providers across the globe. Optical transport networks are deployed by Service Providers facing significant demands for optical bandwidth prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
We manufacture large-scale Indium Phosphide PICs, which are used as a key differentiating component inside our Intelligent Transport Network platforms. The Infinera Intelligent Transport Network architecture enables Service Providers to scale network bandwidth, accelerate service innovation and simplify optical network operations. Service Providers across the globe rely on Infinera Intelligent Transport Networks to enable services that create rich end-user experiences based on efficient, high-bandwidth optical networking. Late in 2014, building on our leadership in long-haul and sub-sea networks, we introduced the Cloud Xpress, targeting the DCI market, which we believe will be a rapidly growing market as cloud infrastructures continue to evolve.

On August 20, 2015, we successfully completed our public offer to the shareholders of Transmode, acquiring 95.8% of the outstanding common shares and voting interest in Transmode. Transmode is a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brings together a complementary set of customers, products and technologies into one company. With the acquisition of Transmode and the introduction of the Infinera XTC-2/2E during 2015, we now provide an end-to-end portfolio of packet-optical solutions for metro, DCI, long-haul and subsea networks. We believe we are well positioned to address the changing requirements of our growing and diverse customer base.

We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 93%, 95% and 92% of our revenue from direct sales to customers for 2015, 2014 and 2013, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products, provide additional sales support for key market verticals and emerging geographic regions, and invest in personnel to allow our business to scale to support our expanded business opportunities.

2015 Financial and Business Performance
We continued our transformation to a multi-market company in 2015 by adding metro and DCI to our core long-haul business. We grew total revenue by 33% compared to 2014 including revenue from Transmode in the post-acquisition period. Organically, excluding the partial year of Transmode revenues, our revenues grew in the mid-20% range in 2015, marking the third consecutive year we have grown significantly faster than the overall WDM market. We also continued to expand our gross margin and operating margin in 2015, demonstrating the leverage we have achieved from our vertical integration, the value proposition of our Intelligent Transport Network and our commitment to prudent expense management.

Two customers each accounted for over 10% of our revenue in 2015. These two customers accounted for 17% and 13%, respectively, of our revenue in 2015. One customer accounted for over 10% of our revenue in 2014. Revenue from this customer accounted for 19% of our revenue in 2014. No individual customer accounted for over 10% of our revenue in 2013.
Future Business and Industry Trends
Across the broader market, we believe we have good opportunity to increase revenue in 2016 based on driving the growth of Cloud Xpress, achieving traction from new products, the inclusion of a full year of Transmode revenues including cross-selling synergies, and capacity adds to our 100G footprint in the long-haul market. Our focus on revenue growth will be complemented with continued efforts to drive cost improvements across all of our products and services. With respect to operating expenses, we will need to increase our investment levels in the short-term to more closely align with our growing market opportunity across long-haul, metro and DCI. We have not scaled our operating expenses at the same rate as our revenue growth over the past several years as our revenue growth has exceeded our expectations. Over a longer period of time, we believe that with sustained revenue growth, we can further leverage our vertically-integrated manufacturing model, which combined with the introduction of additional purpose built products, the ability to continue to sell incremental bandwidth capacity into deployed networks and expense management, can result in improved profitability and cash flow.

Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. Our revenue growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.

Our near-term quarter-over-quarter revenue may likely be volatile and may be impacted by several factors including general economic and market conditions, time-to-market development and market acceptance of new products, acquisitions of new customers and the timing of large product deployments.

Results of Operations
Revenue
The following table sets forth, for periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 26, 2015	% of total revenue	December 27, 2014	% of total revenue	Change	% Change
Revenue:
Product	$769,230	87%	$572,276	86%	$196,954	34%
Services	117,484	13%	95,803	14%	21,681	23%
Total revenue	$886,714	100%	$668,079	100%	$218,635	33%
Cost of revenue:
Product	$436,916	49%	$340,856	51%	$96,060	28%
Services	46,321	5%	38,919	6%	7,402	19%
Total cost of revenue	$483,237	54%	$379,775	57%	$103,462	27%
Gross profit	$403,477	46%	$288,304	43%	$115,173	40%

	Years Ended
	December 27, 2014	% of total revenue	December 28, 2013	% of total revenue	Change	% Change
Revenue:
Product	$572,276	86%	$465,424	86%	$106,852	23%
Services	95,803	14%	78,698	14%	17,105	22%
Total revenue	$668,079	100%	$544,122	100%	$123,957	23%
Cost of revenue:
Product	$340,856	51%	$295,715	54%	$45,141	15%
Services	38,919	6%	29,768	6%	9,151	31%
Total cost of revenue	$379,775	57%	$325,483	60%	$54,292	17%
Gross profit	$288,304	43%	$218,639	40%	$69,665	32%
2015 Compared to 2014. Product revenue increased by $197.0 million, or 34%, in 2015 from 2014. The increase was primarily driven by continued momentum associated with the Infinera DTN-X platform through both new network builds and capacity adds to existing networks. Additionally, we benefited from the inclusion of revenue from Transmode's metro products since the acquisition, which occurred during the third quarter of 2015. In 2015, we also experienced significant growth in revenue associated with our Cloud Xpress platform, which was introduced during the fourth quarter of 2014. These increases were partially offset by a reduction in sales of the DTN platform, reflecting the continued shift to 100Gbps network deployments.
Services revenue increased by $21.7 million, or 23%, in 2015 from 2014. The increase was primarily due to higher on-going support services as we continued to grow our installed base. Additionally, during 2015, we experienced higher levels of deployment services as customers built new networks utilizing our teams’ expertise. Our services revenue also benefited from the inclusion of Transmode's services revenue since the acquisition.
2014 Compared to 2013. Total product revenue increased by $106.9 million, or 23%, in 2014 from 2013. This increase was primarily driven by the continued strong market adoption of the Infinera DTN-X platform as our customers continued to deploy our products to meet the growing bandwidth needs of their networks. The increase in Infinera DTN-X platform revenue was partially offset by a reduction in sales of the Infinera DTN platform.
Services revenue increased by $17.1 million, or 22%, in 2014 from 2013 due to higher levels of deployment services as customers built new networks utilizing our teams’ expertise as well as higher on-going support services as we continued to grow our installed base.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 26, 2015	% of total revenue	December 27, 2014	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$602,433	68%	$476,172	71%	$126,261	27%
International	284,281	32%	191,907	29%	92,374	48%
	$886,714	100%	$668,079	100%	$218,635	33%
Total revenue by sales channel
Direct	$825,952	93%	$633,619	95%	$192,333	30%
Indirect	60,762	7%	34,460	5%	26,302	76%
	$886,714	100%	$668,079	100%	$218,635	33%

	Years Ended
	December 27, 2014	% of total revenue	December 28, 2013	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$476,172	71%	$345,734	64%	$130,438	38%
International	191,907	29%	198,388	36%	(6,481)	(3)%
	$668,079	100%	$544,122	100%	$123,957	23%
Total revenue by sales channel
Direct	$633,619	95%	$501,375	92%	$132,244	26%
Indirect	34,460	5%	42,747	8%	(8,287)	(19)%
	$668,079	100%	$544,122	100%	$123,957	23%

2015 Compared to 2014. Domestic revenue increased by $126.3 million, or 27%, during 2015 compared to 2014, primarily driven by customers in our wholesale and enterprise carrier and ICP verticals. Many of our largest customers are based in this region, including our two greater than 10% of revenue customers for the year.
International revenue increased by $92.4 million, or 48%, during 2015 compared to 2014. In 2015, growth in the Europe, Middle East and Africa region was primarily driven by customers in our wholesale and enterprise carrier and ICP verticals, and the inclusion of revenue from Transmode’s metro products across various verticals since the acquisition. Within the Other Americas region, during 2015, we experienced significant growth with our wholesale and enterprise carrier customers expanding into the Latin America region, as well as continued traction with multiple carriers based in this region.
Within the Asia Pacific and Japan region, we also had strong growth in 2015 compared to 2014 primarily within the subsea markets as customers expand their footprints.
The acquisition of Transmode considerably broadens our application base with both existing as well as new customers, and enables us to offer an end-to-end product portfolio addressing the long-haul, metro cloud and metro aggregation markets. We believe that the Infinera DTN-X platform is well positioned across our diverse customer base, as existing customers continue to build new networks and add capacity to existing networks and as we win opportunities to deploy our products with new customers. In addition, we gained strong momentum with our Cloud Xpress platform in 2015 and expect that to continue as the DCI market continues to expand. We continue to see strong demand across multiple regions and customer verticals. We currently expect overall revenue in the first quarter of 2016 to be lower on a sequential basis compared to the prior quarter due to seasonal weakness within the industry as customers take additional time to finalize their capital expenditure budgets well into the quarter.
2014 Compared to 2013. Domestic revenue increased by $130.4 million, or 38%, during 2014 compared to 2013. Our revenue in North America continued to grow as many of our largest customers, including a Tier-1 carrier and the ICPs, are based in this region. International revenue decreased by $6.5 million, or 3%, during 2014 compared to 2013. International revenue decreased in absolute dollars and as a percentage of revenue during 2014 primarily due to lower demand and reduced spending by Service Providers in Europe in light of the challenging economic conditions in that region. In 2014, our revenue increased in the Latin America region through the use of indirect sales partners.
Cost of Revenue and Gross Margin
2015 Compared to 2014. Gross margin increased to 46% in 2015 from 43% in 2014. Gross margin increased primarily as a result of financial leverage gained from our vertically integrated operating model. As volumes continue to grow, we are able to spread our fixed manufacturing costs over a much broader base of units. In addition, we continued to see an increased level of capacity additions to existing customer networks both in the form of line card additions and additional licenses under the Infinera Instant Bandwidth program. These capacity additions carry a higher gross margin profile than the footprint builds of new networks. These increases were partially offset by the impact of purchase accounting adjustments of $13.3 million.
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
We currently expect that gross margin in the first quarter of 2016 will be relatively consistent as compared to the prior quarter as we continue to deliver value to our customers and execute on our financial operating model.
Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 26, 2015	% of total revenue	December 27, 2014	% of total revenue	Change	% Change
Research and development	$180,703	20%	$133,484	20%	$47,219	35%
Sales and marketing	101,398	11%	79,026	12%	22,372	28%
General and administrative	61,640	7%	48,452	7%	13,188	27%
Total operating expenses	$343,741	38%	$260,962	39%	$82,779	32%

	Years Ended
	December 27, 2014	% of total revenue	December 28, 2013	% of total revenue	Change	% Change
Research and development	$133,484	20%	$124,794	23%	$8,690	7%
Sales and marketing	79,026	12%	72,778	14%	6,248	9%
General and administrative	48,452	7%	45,253	8%	3,199	7%
Total operating expenses	$260,962	39%	$242,825	45%	$18,137	7%

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Research and development	$11,055	$8,927	$10,900
Sales and marketing	8,081	7,477	7,624
General and administration	7,354	6,383	5,956
Total	$26,490	$22,787	$24,480
Research and Development Expenses
2015 Compared to 2014. Research and development expenses increased $47.2 million, or 35%, in 2015 from 2014 primarily due to increased personnel costs of $23.8 million as a result of incremental headcount to support our expanding product roadmap. In addition, we had increased spending on prototype and other engineering materials of $12.8 million in 2015 compared to 2014, as we further enhanced our product portfolio to ensure we deliver on our next generation platforms. During 2015, we also incurred increased costs of outside professional services of $7.1 million and higher discretionary spending of $3.5 million to support our growing business compared to 2014. The inclusion of the Transmode business increased research and development expenses by $10.1 million in 2015.
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
Sales and Marketing Expenses
2015 Compared to 2014. Sales and marketing expenses increased $22.4 million, or 28%, in 2015 from 2014 primarily driven by increased personnel costs of $11.7 million as a result of higher sales commissions and incremental headcount to support the continued expansion of our business into new markets and customer verticals. We also had increased discretionary spending of $2.6 million, amortization of intangible assets of $2.2 million, prototype and lab trial spending of $2.0 million, and other marketing expenses of $3.9 million. The inclusion of the Transmode business during 2015 increased sales and marketing expense by $12.1 million.
2014 Compared to 2013. Sales and marketing expenses increased $6.2 million, or 9%, in 2014 from 2013 primarily due to increased compensation expenses of $3.6 million from higher headcount to support the continued expansion of our business and higher sales commissions associated with revenue growth that was higher than our plan for the year. We also had increased travel, trade show and other marketing related expenses of $2.0 million and other discretionary spending of $0.9 million in order to support our growing business. These increases were partially offset by lower lab trial and related expenses of $1.5 million.
General and Administrative Expenses
2015 Compared to 2014. General and administrative expenses increased $13.2 million, or 27%, in 2015 from 2014. During 2015, the increases were primarily due to acquisition-related expenses related to the Transmode acquisition of $6.8 million. Additionally, we incurred increased personnel costs of $4.6 million driven by incremental headcount and higher discretionary spending of $1.7 million to support our growing business. The inclusion of the Transmode business increased general and administrative expenses by $2.2 million.
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

Other Income (Expense), Net

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
	(In thousands)
Interest income	$1,837	$1,456	$923
Interest expense	(11,941)	(11,021)	(6,061)
Other gain (loss), net	2,399	(1,365)	(1,141)
Total other income (expense), net	$(7,705)	$(10,930)	$(6,279)
2015 Compared to 2014. Interest income increased mainly due to a higher average investment balance due to cash generated from the business during the year. Interest expense for 2015 increased by $0.9 million due to an increase of amortization of discount and issuance costs related to the $150.0 million of 1.75% convertible senior notes (the "Notes"). Other gain (loss), net, for 2015 mainly comprised of $1.3 million of gains due to foreign currency exchange rate changes and a $1.1 million gain primarily from foreign currency forward contracts that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode. Other gain (loss), net, for 2014 mainly comprised of $1.4 million of losses due to foreign currency exchange rate changes.
2014 Compared to 2013. Interest income increased mainly due to a higher average investment balance due to having the proceeds from the Notes for the full year and cash generated from the business. Interest expense for 2015 and 2014 consisted of amortization of debt discount costs, debt issuance costs and contractual interest expense related to the Notes issued in May 2013. See Note 11, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for more information. Other gain (loss), net for 2014 was mainly comprised of $1.4 million of losses due to foreign currency exchange rate changes. Other gain (loss), net for 2013 included $1.4 million of losses due to foreign currency exchange, partially offset by a gain of $0.2 million from auction rate securities (“ARS”) sold.
Income Tax Provision
We recognized income tax expense of $1.1 million on income before income taxes of $52.0 million, $2.8 million on income before income taxes of $16.4 million and $1.7 million on loss before income taxes of $30.5 million in fiscal years 2015, 2014 and 2013, respectively. The resulting effective tax rates were 2.1%, 16.8% and (5.4)% for 2015, 2014 and 2013, respectively. The 2015 and 2014 effective tax rates differ from the expected statutory rate of 35% based upon the utilization of unbenefited U.S. loss carryforwards, offset by state income taxes and foreign taxes provided on foreign subsidiary earnings. The decrease in 2015 tax expense compared to 2014 tax expense relates to the tax benefit of acquisition related amortization expenses and charges, offset by higher state income taxes because of the profitable position of our U.S. operations, additional tax reserves and an increase in taxable foreign profits in certain jurisdictions. The tax expense for 2014 was greater than 2013 due to higher income and associated taxes as well as increases in state taxes as a result of income that could not be offset by loss carryforwards. The 2013 effective tax rate reflects unbenefited current U.S. losses and foreign taxes provided on our profitable foreign subsidiaries.
Because of our significant loss carryforward position and corresponding full valuation allowance, in all periods, we have not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of amounts for certain states’ taxes for which the losses are limited by statute or amount in 2014 and more significantly in 2015. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

The valuation allowance for deferred tax assets as of December 26, 2015 and December 27, 2014 was $169.2 million and $199.7 million, respectively. The net change in the valuation allowance were decreases of $30.5 million and $3.0 million for the years ended December 26, 2015 and December 27, 2014, respectively.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of December 26, 2015 and December 27, 2014.

Even though we have been profitable in recent quarters, we must consider other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Management has concluded that it was not more likely than not that we would be able to utilize those deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the existing valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

As of December 26, 2015, we had net operating loss carryforwards of approximately $255.7 million for federal tax purposes and $160.3 million for state tax purposes. The carryforward balance reflects expected utilization of both federal and state net operating losses for the year ended December 26, 2015. Federal net operating loss carryforwards will begin to expire in 2025 while California losses will expire in 2016. Additionally, we have federal and California research and development credits available to reduce future income taxes payable of approximately $31.5 million and $33.7 million, respectively. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $1.7 million to offset future Canadian income tax payable. The federal research credits will begin to expire in the year 2022 if not utilized and the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.

Net operating loss carryforwards of $78.7 million and $57.8 million for federal and state purposes, respectively, have not been included in the deferred tax asset table above as these net operating loss carryforwards are attributable to excess tax benefits from equity award settlements. Under current accounting guidance, these tax benefits will not be recognized in the financial statements until they result in a reduction to taxes payable, at which point, the tax benefits will be reflected in stockholder’s equity. During the fiscal year ended December 26, 2015, we recognized $0.8 million of excess tax benefits which resulted in a credit to stockholder’s equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 26, 2015, we had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against our taxable profits earned to date.

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

Liquidity and Capital Resources

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$133,176	$35,963	$35,180
Investing activities	$(91,475)	$(96,059)	$(180,800)
Financing activities	$20,983	$22,861	$166,110

	Years Ended
	December 26, 2015	December 27, 2014
	(In thousands)
Cash and cash equivalents	$149,101	$86,495
Short-term and long-term investments	202,068	298,861
Long-term restricted cash	5,310	5,460
	$356,479	$390,816
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
Operating Activities
Net cash provided by operating activities was $133.2 million for 2015, $36.0 million for 2014 and $35.2 million for 2013.
Net income for 2015 was $51.0 million, which included non-cash charges of $80.1 million, compared to a net income of $13.7 million for 2014, which included non-cash charges of $66.5 million. Net loss for 2013 was $32.1 million, which included non-cash charges of $62.3 million.
Net cash provided by working capital was $2.1 million for 2015. Accounts receivables increased by $16.0 million primarily due to the timing of invoicing in the period and inventory levels increased by $17.1 million to support the higher expected demand including multiple new products. Accounts payable increased by $19.2 million primarily reflecting the volume of the business and timing of payments during the period. Accrued warranty increased by $10.8 million due to general warranty reserves, the incremental cost to support the increased installed base and higher repair costs.
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

Investing Activities
Net cash used in investing activities for 2015 was $91.5 million. Investing activities during 2015 included the payment of $144.4 million in connection with the acquisition of Transmode and net proceeds of $93.8 million associated with purchases, maturities and sales of investments during the year as we rearranged our portfolio to fund the acquisition. In addition, we spent $42.0 million on capital expenditures to support our growing business. Finally, we realized $1.1 million of gain from foreign currency exchange forward contracts.
Net cash used in investing activities for 2014 was $96.1 million. This included net cash used of $65.9 million associated with purchases, maturities and sales of investments and $23.1 million of capital expenditures. We also invested an additional $5.5 million in an existing cost-method equity investment during 2014.
Net cash used in investing activities for 2013 was $180.8 million. This included net cash used of $159.7 million associated with purchases, maturities, calls and sales of investments and $21.1 million of capital expenditures. The increase in net cash used in investing activities as compared to 2012 primarily related to the investment of the proceeds received from the issuance of the Notes.
Financing Activities
Net proceeds from financing activities were $21.0 million, $22.9 million and $166.1 million for 2015, 2014 and 2013, respectively. Financing activities primarily included net proceeds from the exercise of stock options and purchase of shares under our employee stock purchase plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units. Financing activities for 2013 also included net proceeds from the issuance of the Notes of $144.5 million.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including any cash we will be required to expend as part of the Transmode related squeeze-out proceedings. For more information regarding the squeeze-out proceedings, see Note 6, "Business Combination," to the Notes to Condensed Consolidated Financial Statements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended December 26, 2015, the closing price of our common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the first quarter of 2016. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the first quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of December 26, 2015, long-term debt, net, was $125.4 million as of December 26, 2015, which represents the liability component of the $150.0 million principal balance, net of $24.6 million debt discount. The debt discount is currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. Any future redemption or conversion of the Notes could impact the timing of the repayment of these Notes.
As of December 26, 2015, contractual obligations related to the Notes are payments of $2.6 million due each year from 2016 through 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 11, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements.
As of December 26, 2015, we had $274.7 million of cash, cash equivalents and short-term investments, including $57.6 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used for operational and investing activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
Contractual Obligations
The following is a summary of our contractual obligations as of December 26, 2015:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$137,439	$135,889	$1,550	$—	$—
Operating leases(2)	50,396	10,619	20,071	16,606	3,100
Convertible senior notes, including interest	156,563	2,625	153,938	—	—
Total contractual obligations(3)	$344,398	$149,133	$175,559	$16,606	$3,100

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

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

(3)
Tax liabilities of $2.9 million related to uncertain tax positions are not included in the table because we are unable to determine the timing of settlement if any, of these future payments with a reasonably reliable estimate.

We had $5.2 million of standby letters of credit outstanding as of December 26, 2015. These consisted of $3.1 million related to a customer proposal guarantee, $1.2 million related to a value added tax license and $0.9 million related to property leases. We had $5.0 million of standby letters of credit outstanding as of December 27, 2014. These consisted of $3.0 million related to a value added tax license, $1.3 million related to a customer proposal guarantee and $0.7 million related to property leases.

Table of Contents

Off-Balance Sheet Arrangements
As of December 26, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, fair value measurement of investments and accounting for income taxes. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
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
We have a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. Our multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance. Revenue related to these software offerings are not expected to be significant.
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
Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when the revenue recognition criteria have been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is recognized only after such written acceptance has been received. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit issued by a creditworthy bank or if the letter of credit has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which we believe is when they are legally due and payable. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.
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
We granted performance stock units ("PSUs") to our executive officers and senior management in 2013, 2014 and 2015 as part of our annual refresh grant process. These PSUs entitle our executive officers and senior management to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years, and three years and the number of shares to be issued upon vesting ranges from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the target composite index. This performance metric is classified as a market condition.
We use a Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of target composite index, correlation between changes in our stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of our stock is based on the weighted-average historical volatility of our stock. Expected volatility of target composite index is based on the historical data. Correlation is based on the historical relationship between our stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for us as we do not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
In addition, certain other PSUs granted to our executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.

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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 26, 2015, we have been profitable for seven consecutive quarters beginning with the second quarter of 2014. Despite this trend, we must consider other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a full or partial valuation allowance against our net U.S. deferred tax assets. At December 26, 2015, we believed that it was more likely than not, that we would not be able to utilize our deferred tax assets in the future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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

We classify our certificates of deposit, commercial paper, U.S. agency notes, corporate bonds and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:
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
During 2013, we disposed of our remaining ARS. As of December 26, 2015, none of our existing securities were classified as Level 3 securities.

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
Accrued Warranty
We warrant that our products will operate substantially in conformity with product specifications. Upon delivery of our products, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our hardware warranty periods generally range from one to five years from date of acceptance for hardware and 90 days for software warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to our in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, our costs of repair vary based on repair volume and our ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from our estimates, revisions to the warranty provision are required. Consequently, we regularly assess the adequacy of our warranty liabilities and adjust the amounts as necessary. In addition, we have software warranty support obligations and the costs associated with providing these software warranties have been insignificant to our consolidated financial statements to date.
Business Combinations
Accounting for acquisitions requires our management to estimate the fair value of the assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

•	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;

•	the acquired company’s brand, as well as assumptions about the period of time the acquired brand will continue to be used;

•	deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Impairment of Intangible Assets and Goodwill
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of its single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss. We evaluate events and changes in circumstances that could indicate carrying amounts of purchased intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies,” to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoptions and effects on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the euro. Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being in Europe, where we invoice primarily in euros. Additionally, a portion of our expenses, primarily the cost of personnel for research and development, sales and sales support to deliver technical support on our products and professional services, and the cost to manufacture, are denominated in foreign currencies, primarily the Indian rupee, euro, Swedish krona and British pound. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, operating income may differ from expectations.
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable and restricted cash denominated in currencies other than our functional currency. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances in the near-term. Our foreign currency denominated accounts receivables are generally offset by our foreign currency exchange forward contracts. Accordingly, the effect of an immediate adverse change in foreign exchange rates on these transactions at December 26, 2015 would not be material to our results of operations or financial condition.
Interest Rate Sensitivity
We had cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash totaling $356.5 million and $390.8 million as of December 26, 2015 and December 27, 2014, respectively. As of December 26, 2015, we have invested in certificates of deposit, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2015 and 2014, our interest income would have declined approximately $0.2 million and $0.1 million, respectively, assuming consistent investment levels.

Market Risk and Market Interest Risk
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
As of December 26, 2015, the fair value of the Notes was $234.4 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 24, 2015. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.
See Note 11, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 23, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited Infinera Corporation’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Transmode AB, which is included in the 2015 consolidated financial statements of Infinera Corporation and constituted approximately 5% of consolidated net revenue for the year ended December 26, 2015 and approximately 7% of consolidated total assets and 2% of consolidated net assets (excluding goodwill and acquired intangibles) as of December 26, 2015. Our audit of internal control over financial reporting of Infinera Corporation also did not include an evaluation of the internal control over financial reporting of Transmode AB.
In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2015 of Infinera Corporation and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 23, 2016

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$149,101	$86,495
Short-term investments	125,561	239,628
Accounts receivable, net of allowance for doubtful accounts of $630 in 2015 and $38 in 2014	186,243	154,596
Inventory	174,699	146,500
Prepaid expenses and other current assets	29,511	24,636
Total current assets	665,115	651,855
Property, plant and equipment, net	110,861	81,566
Intangible assets	156,319	361
Goodwill	191,560	—
Long-term investments	76,507	59,233
Cost-method investment	14,500	14,500
Long-term restricted cash	5,310	5,460
Other non-current assets	6,122	5,041
Total assets	$1,226,294	$818,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,554	$61,533
Accrued expenses	33,736	26,441
Accrued compensation and related benefits	49,887	38,795
Accrued warranty	17,889	12,241
Deferred revenue	42,977	35,321
Total current liabilities	237,043	174,331
Long-term debt, net	125,440	116,894
Accrued warranty, non-current	20,955	14,799
Deferred revenue, non-current	13,881	10,758
Deferred tax liability, non-current	35,731	2,132
Other long-term liabilities	16,183	17,195
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2015 and 2014 Issued and outstanding shares—140,197 in 2015 and 126,160 in 2014	140	126
Additional paid-in capital	1,300,301	1,077,225
Accumulated other comprehensive income (loss)	1,123	(4,618)
Accumulated deficit	(539,413)	(590,826)
Total Infinera Corporation stockholders’ equity	762,151	481,907
Noncontrolling interest	14,910	—
Total stockholders' equity	777,061	481,907
Total liabilities and stockholders’ equity	$1,226,294	$818,016
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Revenue:
Product	$769,230	$572,276	$465,424
Services	117,484	95,803	78,698
Total revenue	886,714	668,079	544,122
Cost of revenue:
Cost of product	436,916	340,856	295,715
Cost of services	46,321	38,919	29,768
Total cost of revenue	483,237	379,775	325,483
Gross profit	403,477	288,304	218,639
Operating expenses:
Research and development	180,703	133,484	124,794
Sales and marketing	101,398	79,026	72,778
General and administrative	61,640	48,452	45,253
Total operating expenses	343,741	260,962	242,825
Income (loss) from operations	59,736	27,342	(24,186)
Other income (expense), net:
Interest income	1,837	1,456	923
Interest expense	(11,941)	(11,021)	(6,061)
Other gain (loss), net	2,399	(1,365)	(1,141)
Total other income (expense), net	(7,705)	(10,930)	(6,279)
Income (loss) before income taxes	52,031	16,412	(30,465)
Provision for income taxes	1,081	2,753	1,654
Net income (loss)	50,950	13,659	(32,119)
Less: Loss attributable to noncontrolling interest	(463)	—	—
Net income (loss) attributable to Infinera Corporation	$51,413	$13,659	$(32,119)
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$0.39	$0.11	$(0.27)
Diluted	$0.36	$0.11	$(0.27)
Weighted average shares used in computing net income (loss) per common share:
Basic	133,259	123,672	117,425
Diluted	143,171	128,565	117,425

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net income (loss)	$50,950	$13,659	$(32,119)
Other comprehensive income (loss):
Reclassification of realized gain on auction rate securities	—	—	(166)
Unrealized gain (loss) on all other available-for-sale investments	(62)	(320)	(140)
Foreign currency translation adjustment	5,803	(812)	(952)
Net change in accumulated other comprehensive income (loss)	5,741	(1,132)	(1,258)
Less: Comprehensive loss attributable to noncontrolling interest	(463)	—	—
Comprehensive income (loss) attributable to Infinera Corporation	$57,154	$12,527	$(33,377)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 28, 2013, December 27, 2014 and December 26, 2015
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 29, 2012	112,461	$112	930,618	$(2,228)	$(572,366)	$356,136
Stock options exercised	2,217	2	14,616	—	—	14,618
ESPP shares issued	1,656	2	8,557	—	—	8,559
Shares withheld for tax obligations	(223)	—	(1,544)	—	—	(1,544)
Restricted stock units released	3,754	4	(4)	—	—	—
Warrants exercised	22	—	—	—	—	—
Stock-based compensation	—	—	30,077	—	—	30,077
Conversion option related to convertible senior notes, net of allocated costs	—	—	43,341	—	—	43,341
Comprehensive loss:
Unrealized gain on auction rate securities classified as available-for-sale investments	—	—	—	(166)	—	(166)
Unrealized gain on all other available-for-sale investments	—	—	—	(140)	—	(140)
Foreign currency translation adjustment	—	—	—	(952)	—	(952)
Net loss	—	—	—	—	(32,119)	(32,119)
Total comprehensive loss						(33,377)
Balance at December 28, 2013	119,887	$120	$1,025,661	$(3,486)	$(604,485)	$417,810
Stock options exercised	2,001	2	13,981	—	—	13,983
ESPP shares issued	1,438	1	10,727	—	—	10,728
Shares withheld for tax obligations	(217)	—	(1,846)	—	—	(1,846)
Restricted stock units released	3,051	3	(3)	—	—	—
Stock-based compensation	—	—	28,705	—	—	28,705
Comprehensive income:
Unrealized loss on all other available-for-sale investments	—	—	—	(320)	—	(320)
Foreign currency translation adjustment	—	—	—	(812)	—	(812)
Net income	—	—	—	—	13,659	13,659
Total comprehensive income						12,527
Balance at December 27, 2014	126,160	$126	$1,077,225	$(4,618)	$(590,826)	$481,907

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 28, 2013, December 27, 2014 and December 26, 2015 —
(Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 27, 2014	126,160	$126	$1,077,225	$(4,618)	$(590,826)	$481,907	$—	$481,907
Stock options exercised	1,787	2	13,092	—	—	13,094	—	13,094
ESPP shares issued	1,229	1	12,252	—	—	12,253	—	12,253
Shares withheld for tax obligations	(300)	—	(5,227)	—	—	(5,227)	—	(5,227)
Restricted stock units released	3,448	3	(3)	—	—	—	—	—
Issuance of common stock related to acquisition	7,873	8	169,499	—	—	169,507	—	169,507
Stock-based compensation	—	—	32,621	—	—	32,621	—	32,621
Noncontrolling interest investment	—	—	—	—	—	—	15,373	15,373
Tax benefit from share-based award activity	—	—	842	—	—	842	—	842
Comprehensive income:
Unrealized gain on all other available-for-sale investments	—	—	—	(62)	—	(62)	—	(62)
Foreign currency translation adjustment	—	—	—	5,803		5,803	—	5,803
Net income	—	—	—	—	51,413	51,413	(463)	50,950
Total comprehensive loss						57,154		56,691
Balance at December 26, 2015	140,197	$140	$1,300,301	$1,123	$(539,413)	$762,151	$14,910	$777,061

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash Flows from Operating Activities:
Net income (loss)	$50,950	$13,659	$(32,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,777	25,917	24,562
Amortization of debt discount and issuance costs	9,281	8,395	4,522
Provision for (recovery of) doubtful accounts	592	(5)	(51)
Amortization of premium on investments	2,917	3,772	1,539
Realized gain from forward contract	(1,053)	—	—
Stock-based compensation expense	32,580	28,394	31,976
Other (gain) loss	19	(7)	(331)
Changes in assets and liabilities:
Accounts receivable	(15,971)	(53,948)	6,447
Inventory	(17,116)	(25,486)	(3,036)
Prepaid expenses and other assets	(3,248)	(8,324)	(3,162)
Accounts payable	19,223	18,810	(20,202)
Accrued liabilities and other expenses	(2,369)	11,866	11,272
Deferred revenue	10,777	8,788	7,337
Accrued warranty	10,817	4,132	6,426
Net cash provided by operating activities	133,176	35,963	35,180
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(186,737)	(302,398)	(288,140)
Proceeds from sales of available-for-sale investments	67,303	28,481	2,850
Proceeds from maturities and calls of investments	213,234	208,051	125,624
Acquisition of business, net of cash acquired	(144,445)	—	—
Realized gain from forward contract for business acquisition	1,053	—	—
Purchase of cost-method investment	—	(5,500)	—
Purchase of property and equipment	(42,018)	(23,122)	(21,065)
Change in restricted cash	135	(1,571)	(69)
Net cash used in investing activities	(91,475)	(96,059)	(180,800)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	—	—	144,469
Proceeds from issuance of common stock	25,351	24,707	23,185
Minimum tax withholding paid on behalf of employees for net share settlement	(5,227)	(1,846)	(1,544)
Excess tax benefit from stock option transactions	859	—	—
Net cash provided by financing activities	20,983	22,861	166,110
Effect of exchange rate changes on cash	(78)	(600)	(826)
Net change in cash and cash equivalents	62,606	(37,835)	19,664
Cash and cash equivalents at beginning of period	86,495	124,330	104,666
Cash and cash equivalents at end of period	$149,101	$86,495	$124,330
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,570	$1,697	$2,135
Cash paid for interest	$2,647	$2,625	$1,320
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$9,314	$2,569	$5,458
Common stock issued in connection with acquisition	$169,507	$—	$—
Warrant exercise	$—	$—	$500
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera provides optical transport networking equipment, software and services to telecommunications service providers, Internet content providers (“ICPs”), cable providers, wholesale and enterprise carriers, research and education institutions, and government entities (collectively, "Service Providers") across the globe. Optical transport networks are deployed by Service Providers facing significant demands for transmission bandwidth prompted by increased use of high-speed Internet access, mobile broadband, high-definition video streaming services, business Ethernet services and cloud-based services.
The Infinera Intelligent Transport Network architecture enables Service Providers to scale network bandwidth, accelerate service innovation and simplify optical network operations. Service Providers across the globe rely on Infinera Intelligent Transport Networks to enable services that create rich end-user experiences based on efficient, high-bandwidth optical networking. Building on our leadership in long-haul, Infinera now provides an end-to-end portfolio of packet-optical solutions for metro, cloud/data center interconnect (“DCI”), long-haul and subsea networks.
During the third quarter of 2015, the Company completed its public offer to the shareholders of Transmode AB (“Transmode”), acquiring 95.8% of the outstanding common shares and voting interest in Transmode. This acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Transmode with its financial results for the period from August 20, 2015, the date the acquisition closed (the "Acquisition Date"). The noncontrolling interest position is reported as a separate component of consolidated equity attributable to Transmode's shareholders. The noncontrolling interest in the Transmode entity's net loss is reported as a separate component of consolidated net income attributable to Transmode's shareholders.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2015, 2014 and 2013 were 52-week years that ended on December 26, 2015, December 27, 2014 and December 28, 2013, respectively. The next 53-week year will end on December 31, 2016.
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.    Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of property, plant and equipment, fair value measurement of the liability component of the convertible senior notes and derivative instruments. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance. Revenue related to these software offerings are not expected to be significant.
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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. Revenue is recognized only when title and risk of loss pass to customers and when the revenue recognition criteria have been met. In instances where acceptance of the product occurs upon formal written acceptance, revenue is recognized only after such written acceptance has been received. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. However, payment terms greater than 120 days but less than or equal to one year from invoice may be considered standard if payment is supported by an irrevocable commercial letter of credit issued by a creditworthy bank or the letter of credit has been accepted and confirmed by a creditworthy bank. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and, therefore, revenue is not recognized until the fees become fixed or determinable which the Company believes is when they are legally due and payable. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.
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
Commission Expense
Sales commissions are recorded as sales and marketing expense and accrued compensation and related benefits. The Company generally records commission expense when it bills the customers; thus no contract acquisition costs are capitalized.
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
The Company granted performance stock units ("PSUs") to its executive officers and senior management in 2013, 2014 and 2015 as part of the Company's annual refresh grant process. These PSUs entitle the Company's executive officers and senior management to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from 0 to 1.5 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the targeted composite index. This performance metric is classified as a market condition.
The Company uses a Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company's stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company's stock price, expected volatility of target composite index, correlation between changes in the Company's stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of the Company's stock is based on the weighted-average historical volatility of its stock. Expected volatility of target composite index is based on the historical and implied data. Correlation is based on the historical relationship between the Company's stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2015, 2014 and 2013 were $1.8 million, $1.5 million and $1.3 million, respectively.
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
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, the Company must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 26, 2015 the Company has been profitable for seven consecutive quarters beginning with the second quarter of 2014. Despite this trend, the Company must consider other positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. At December 26, 2015, management believed that it was more likely than not, that the Company would not be able to utilize those deferred tax assets in the future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
Foreign Currency Translation and Transactions
The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, and costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to Other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign exchange transactions

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in 2015, 2014 and 2013 were a gain of $2.4 million, a loss of $1.4 million and a loss of $1.4 million, respectively.
The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in euros and British pounds, and restricted cash denominated in euros.
Cash, Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. These instruments may include cash, money market funds, commercial paper and U.S. treasuries. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Long-term investments primarily consist of certificates of deposits, U.S. agency notes and corporate bonds. The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments, unless the Company intends to settle its holdings within one year or less and in such case it is considered to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
Available-for-sale investments are stated at fair market value with unrealized gains and losses recorded in Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. The Company evaluates its available-for-sale marketable debt securities for other-than-temporary impairments and records any credit loss portion in Other income (expense), net, in the Company’s consolidated statements of operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and for any credit losses incurred on these securities. Gains and losses are recognized when realized in the Company’s consolidated statements of operations under the specific identification method. Because the Company does not intend to sell its debt securities and it is not more likely than not that it will be required to sell the investment before recovery of their amortized cost basis, which may be maturity.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013, the Company disposed of its remaining auction rate securities. As of December 26, 2015, none of the Company’s existing securities were classified as Level 3 securities.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews its aging by category to identify significant customers or invoices with known dispute or collectability issues. The Company makes judgments as to its ability to collect outstanding receivables based on various factors including ongoing customer credit evaluations and historical collection experience. The Company provides an allowance for receivable amounts that are potentially uncollectible.
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 26, 2015, December 27, 2014 and December 28, 2013, revenue was reduced for estimated sales returns by $0.6 million, $0.2 million and $0.1 million, respectively.
Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments, cost-method investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.
As of December 26, 2015 and December 27, 2014, the Company's investment in a privately-held company was $14.5 million. This investment has been accounted for as a cost-basis investment, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.
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
As of December 26, 2015, one customer accounted for approximately 17% of the Company’s accounts receivable balance. As of December 27, 2014, one customer accounted for approximately 13% of the Company’s accounts receivable balance.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. Two customers each accounted for over 10% of the Company's revenue in 2015. These two customers accounted for 17% and 13%, respectively, of the Company's revenue in 2015. One customer accounted for over 10% of the Company's revenue in 2014. Revenue from this customer accounted for 19% of the Company's revenue in 2014. No individual customer accounted for over 10% of the Company’s revenue in 2013.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, specifically forward contracts, to reduce the impact of foreign exchange fluctuations on earnings. The forward contracts are with high-quality institutions and the Company monitors the creditworthiness of the counter parties consistently. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The Company does not have any leveraged derivatives. The Company does not use derivative contracts for trading or speculative purposes.
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2015 were denominated in euros and British pounds and the contracts are settled for reporting currencies at maturity at rates agreed to at inception of the contracts.
Inventory Valuation
Inventories consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost or market. Costs are recognized utilizing the first-in, first-out method. Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing and technological obsolescence of the Company’s products.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Accrued Warranty
The Company warrants that its products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company's hardware warranty periods generally range from one to five years from date of acceptance for hardware and the Company's software warranty is 90 days. Upon delivery of the Company's products, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to the Company's in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, the Company's costs of repair vary based on repair volume and its ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from the Company's estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Business Combinations
Accounting for acquisitions requires our management to estimate the fair value of the assets and liabilities acquired, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

•	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;

•	the acquired company’s brand, as well as assumptions about the period of time the acquired brand will continue to be used;

•	deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.
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
Impairment of Intangible Assets and Goodwill
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of the Company's fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company has elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of its single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss. The Company evaluates events and changes in circumstances that could indicate carrying amounts of purchased intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of these assets by determining whether or not the carrying amount will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"), which amends various aspects of the recognition, measurement, presentation and disclosure for financial instruments. With respect to the Company's consolidated financial statements, the most significant impact relates to the presentation of financial assets and liabilities on the balance sheet, as well as the need to evaluate for a valuation allowance on certain deferred tax assets. The new guidance is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only for certain provisions. The Company is currently evaluating the impact of the pending adoption of ASU 2016-01 on its consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes” to simplify the presentation of deferred income taxes by permitting classification of all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet. The Company has elected to early adopt the guidance on a prospective basis effective with the consolidated balance sheet as of December 26, 2015. This is a change from the Company’s historical presentation whereby certain deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Prior periods were not retrospectively adjusted. Adoption of the guidance resulted in a reclassification of $2.9 million from current assets within the consolidated balance sheet as of December 26, 2015.
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Business Combinations and Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it determines the amount of the adjustment. The guidance is effective for the Company in its first quarter of fiscal 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-16 on its consolidated financial statements and does not expect material impacts on its consolidated financial statements upon adoption.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 will be effective for the Company in its first quarter of fiscal 2016. Early adoption is permitted. Other than requiring the change in balance sheet presentation, the Company does not expect material impacts on its consolidated financial statements upon adoption.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 26, 2015				As of December 27, 2014
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,829	$—	$—	$37,829	$21,478	$—	$—	$21,478
Certificates of deposit	—	5,001	—	5,001	—	8,060	—	8,060
Commercial paper	—	10,997	—	10,997	—	46,072	—	46,072
Corporate bonds	—	163,400	—	163,400	—	235,285	—	235,285
U.S. agency notes	—	10,717	—	10,717	—	—	—	—
U.S. treasuries	24,851	—	—	24,851	14,810	—	—	14,810
Foreign currency exchange forward contracts	$—	$490	$—	$490	$—	$—	$—	$—
Total assets	$62,680	$190,605	$—	$253,285	$36,288	$289,417	$—	$325,705
Liabilities
Foreign currency exchange forward contracts	$—	$(44)	$—	$(44)	$—	$(64)	$—	$(64)
During 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2 and there were no transfers into or out of Level 3 financial assets.
Investments were as follows (in thousands):

	December 26, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,829	$—	$—	$37,829
Certificates of deposit	5,000	1	—	5,001
Commercial paper	10,997	—	—	10,997
Corporate bonds	163,797	—	(397)	163,400
U.S. agency notes	10,786	—	(69)	10,717
U.S. treasuries	24,894	—	(43)	24,851
Total available-for-sale investments	$253,303	$1	$(509)	$252,795

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 27, 2014
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$21,478	$—	$—	$21,478
Certificates of deposit	8,060	—	—	8,060
Commercial paper	46,073	—	(1)	46,072
Corporate bonds	235,713	2	(430)	235,285
U.S. treasuries	14,825	1	(16)	14,810
Total available-for-sale investments	$326,149	$3	$(447)	$325,705
As of December 26, 2015, the Company’s available-for-sale investments in certificates of deposit, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries have a contractual maturity term of up to 24 months. Proceeds from sales, maturities and calls of available-for-sale investments were $280.5 million, $236.5 million and $128.5 million in 2015, 2014 and 2013, respectively. Gross realized gains (losses) on short-term and long-term investments were insignificant for these periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of December 26, 2015, the Company had $274.7 million of cash, cash equivalents and short-term investments, including $57.6 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
As of December 26, 2015 and December 27, 2014, the Company held $98.4 million and $59.7 million of cash in banks, respectively, excluding restricted cash.
4.    Cost-method Investment
As of December 26, 2015 and December 27, 2014, the Company’s investment in a privately-held company was $14.5 million. This investment is accounted for as a cost-basis investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company’s investment is in an entity that is not publicly traded and, therefore, no established market for the securities exists. The Company’s investment is carried at historical cost in its consolidated financial statements and will be measured at fair value on a nonrecurring basis if indicators of impairment exist in the future. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in Other income (expense), net, in the accompanying consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. The Company regularly evaluates the carrying value of this cost-method investment for impairment. As of December 26, 2015 and December 27, 2014, no event had occurred that would be considered an indicator of impairment, therefore, the fair value of the cost-method investment is not estimated. The Company did not record any impairment charges for this cost-method investment during 2015, 2014 and 2013.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. These forward contracts entered into during 2015 were denominated in euros and British pounds, and had maturities of no more than one year. The contracts were settled for U.S. dollars and Swedish kronor ("SEK") at maturity and at rates agreed to at inception of the contracts.
In April 2015, the Company entered into a foreign currency exchange forward contract with a notional amount of SEK 831 million ($95.3 million) to hedge currency exposures associated with the cash consideration of the offer to acquire Transmode. In July 2015, the Company entered into a series of additional foreign currency exchange option contracts to purchase up to an additional SEK 1.3 billion ($153.8 million) and to sell up to SEK 650 million ($76.9 million), which achieves the economic equivalent of a “participating forward” in order to hedge the anticipated foreign currency cash outflows associated with the additional cash consideration related to the enhanced offer to acquire the shares of Transmode. As these contracts are not formally designated as hedges, the gains and losses were recognized in the statement of operations. For 2015, the Company recorded a realized gain of $1.6 million, which was included in other gain (loss), net, in the accompanying condensed consolidated statements of operations.
The before-tax effect of foreign currency exchange forward contracts for euro and British pound denominated receivables and restricted cash not designated as hedging instruments was a gain of $3.8 million for 2015, a gain of $1.6 million for 2014 and a loss of $2.2 million in 2013, included in Other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts. The Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in other gain (loss), net, in the accompanying condensed consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 26, 2015			As of December 27, 2014
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$46,753	$319	$(44)	$34,445	$—	$(53)
Related to British pound denominated receivables	$6,686	$171	$—	$2,678	$—	$(9)
Related to euro denominated restricted cash	$252	$—	$—	$1,236	$—	$(2)
Total		$490	$(44)		$—	$(64)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.Business Combination
On the Acquisition Date, the Company completed its public offer to the shareholders of Transmode, acquiring 95.8% of the outstanding common shares and voting interest in Transmode. Transmode is a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brings together a complementary set of customers, products, and technologies into one company. With the acquisition of Transmode, Infinera now offers an end-to-end product portfolio of packet-optical solutions for metro, DCI, long-haul and subsea networks.
Shortly after the Acquisition Date, the Company initiated compulsory acquisition proceedings in accordance with Swedish law (the "Squeeze-out Proceedings") in order to acquire the remaining 4.2% or 1.2 million Transmode shares not tendered through the end of the offer period. As of the Acquisition Date, the fair value of the noncontrolling interest was approximately $15.4 million, which was based on the implied enterprise value of Transmode at the Acquisition Date. The Squeeze-out Proceedings to obtain advance title are expected to be completed during 2016.
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
The Company expensed acquisition-related costs in the amount of $6.8 million in operating expenses in 2015.
The Company allocated the fair value of the purchase price of the acquisition to the tangible and intangible assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities was recorded as goodwill.

The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. In accordance with Accounting Standard Codification 805, "Business Combinations," during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of the Acquisition Date. Accordingly, the Company has recognized measurement period adjustments made during the fourth quarter of 2015 to the fair value of certain assets acquired and liabilities assumed as a result of additional information obtained. These adjustments were retrospectively applied to the August 20, 2015 acquisition date balance sheet. None of the adjustments had an impact on the Company’s previously reported results of operations.
The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Total
Cash	$36,688	$—	$36,688
Accounts receivable	16,183	—	16,183
Inventory	19,886	—	19,886
Other assets	8,320	—	8,320
Intangible assets, net	161,845	—	161,845
Goodwill	187,220	669	187,889
Current liabilities	(24,320)	(800)	(25,120)
Deferred tax liabilities	(39,221)	131	(39,090)
Long-term liabilities	(589)	—	(589)
Noncontrolling interest	(15,372)	—	(15,372)
Total net assets	$350,640	$—	$350,640
The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes and any other adjustments related to acquired assets or liabilities, but no later than 12 months from the Acquisition Date.
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
The amounts of revenue and net loss of Transmode included in the Company’s consolidated statement of operations from the Acquisition Date to December 26, 2015 was $46.8 million and $11.0 million, respectively.
The following table presents the unaudited pro forma financial information for the years ended December 26, 2015 and December 27, 2014, as though the companies were combined as of December 29, 2013 (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014
Revenue	$976,817	$803,869
Net income (loss)	$59,933	$(19,893)
The pro forma financial information for the years ended December 26, 2015 and December 27, 2014 has been calculated after applying the Company’s accounting policies and adjusting the results of Transmode to

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflect the acquisition costs incurred and the additional amortization that would have been charged assuming the fair value adjustments to tangible and intangible assets had been applied on December 29, 2013, together with the consequential tax effects. The pro forma financial information is for informational purposes only and is not indicative of the results of the operations that would have been achieved if the acquisition had taken place at the beginning of the Company's fiscal year 2014.

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
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the year ended December 26, 2015 (in thousands):

Balance as of December 27, 2014	$—
Goodwill acquired	187,220
Purchase price adjustments	669
Foreign currency translation adjustments	3,671
Accumulated impairment loss	—
Balance as of December 26, 2015	$191,560
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 26, 2015 (in thousands):

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$239	$(168)	$71	0.2
Customer relationships	49,991	(2,197)	47,794	7.7
Developed technology	94,256	(6,629)	87,627	4.6
Other intangible assets	819	(513)	306	5.6
Total intangible assets with finite lives	$145,305	$(9,507)	$135,798	5.7
Acquired In-process technology	20,521	—	20,521
Total intangible assets	$165,826	$(9,507)	$156,319
Other intangible assets in the above table relate to an acquisition completed in a previous year. Amortization expense related to these intangible assets were not significant and the net carrying amounts were reported in other non-current assets in prior years. Amortization expense related to intangible assets was $9.0 million for the year ended December 26, 2015.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets as of December 26, 2015 (in thousands):

		Fiscal Years
	Total	2016	2017	2018	2019	2020 and Thereafter
Total future amortization expense	$156,319	$26,037	$26,100	$28,201	$28,137	$47,844

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Balance Sheet Details
Restricted Cash
The Company’s long-term restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit and bank guarantees. Additionally, the Company’s restricted cash balance includes a leave encashment fund for India employees and a corporate bank card deposit for employees in the United Kingdom.

The following table provides details of selected balance sheet items (in thousands):

	December 26, 2015	December 27, 2014
Inventory:
Raw materials	$27,879	$15,169
Work in process	52,599	50,046
Finished goods(1)	94,221	81,285
Total(2)	$174,699	$146,500
Property, plant and equipment, net:
Computer hardware	$11,097	$8,785
Computer software(3)	22,548	17,684
Laboratory and manufacturing equipment	189,168	162,004
Furniture and fixtures	1,897	1,340
Leasehold improvements	38,946	37,825
Construction in progress	31,060	14,726
Subtotal	$294,716	$242,364
Less accumulated depreciation and amortization(4)	(183,855)	(160,798)
Total	$110,861	$81,566
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,821	$5,390
Professional and other consulting fees	5,363	1,831
Taxes payable	3,295	3,993
Royalties	4,290	2,648
Other accrued expenses	13,967	12,579
Total	$33,736	$26,441

(1)
Included in finished goods inventory at December 26, 2015 and December 27, 2014 were $3.6 million and $10.2 million, respectively, of inventory at customer locations for which product acceptance had not occurred.

(2)
As of December 26, 2015 and December 27, 2014, the Company’s inventory value had been reduced by $8.4 million and $10.1 million, respectively, for excess and obsolescence, and $4.7 million and $7.1 million, respectively, for LCM adjustments.

(3)
Included in computer software at December 26, 2015 and December 27, 2014 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning (“ERP”) system that the Company implemented during 2012. The unamortized ERP costs at December 26, 2015 and December 27, 2014 were $4.0 million and $5.2 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
Depreciation expense was $26.8 million, $25.9 million and $24.5 million (which includes depreciation of capitalized ERP costs of $1.2 million, $1.1 million and $1.1 million, respectively) for 2015, 2014 and 2013, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 29, 2012	$166	$16	$(1,650)	$(760)	$(2,228)
Other comprehensive loss before reclassifications	—	(140)	(952)	—	(1,092)
Amounts reclassified from accumulated other comprehensive loss	(166)	—	—	—	(166)
Net current-period other comprehensive loss	(166)	(140)	(952)	—	(1,258)
Balance at December 28, 2013	$—	$(124)	$(2,602)	$(760)	$(3,486)
Other comprehensive loss before reclassifications	—	(320)	(812)	—	(1,132)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive loss	—	(320)	(812)	—	(1,132)
Balance at December 27, 2014	$—	$(444)	$(3,414)	$(760)	$(4,618)
Other comprehensive income before reclassifications	—	(62)	5,803	—	5,741
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive income	—	(62)	5,803	—	5,741
Balance at December 26, 2015	$—	$(506)	$2,389	$(760)	$1,123
The following table provides details about reclassifications out of accumulated other comprehensive loss for the periods presented (in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Loss is Presented
	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Unrealized gain on auction rate securities	$—	$—	$(166)	Other gain (loss), net
	—	—	—	Provision for income taxes
Total reclassifications for the period	$—	$—	$(166)	Total, net of income tax

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Infinera Corporation by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributable to Infinera Corporation per common share is computed using net income (loss) attributable to Infinera Corporation and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the Company’s ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of convertible senior notes from the conversion spread (as discussed in Note 11, "Convertible Senior Notes"). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been excluded from the diluted net loss calculation.

The following table sets forth the computation of net income (loss) per common share attributable to Infinera Corporation —basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Numerator:
Net income (loss) attributable to Infinera Corporation	$51,413	$13,659	$(32,119)
Denominator:
Basic weighted average common shares outstanding	133,259	123,672	117,425
Effect of dilutive securities:
Employee equity plans	5,686	4,778	—
Assumed conversion of convertible senior notes from conversion spread	4,226	115	—
Dilutive weighted average common shares outstanding	143,171	128,565	117,425

Net income (loss) per common share attributable to Infinera Corporation
Basic	$0.39	$0.11	$(0.27)
Diluted	$0.36	$0.11	$(0.27)

During 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price was above the conversion price of the Notes. The dilutive impact of the Notes for the year was based on the average dilution of the four quarters, which is calculated as the difference between the Company's average stock price during the period and the conversion price of the Notes. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for years ended December 26, 2015 and December 27, 2014 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income per share because their effect was anti-dilutive (in thousands):

	As of
	December 26, 2015	December 27, 2014	December 28, 2013
Stock options outstanding	8	362	6,367
Restricted stock units	415	331	6,583
Performance stock units	73	124	721
Employee stock purchase plan shares	225	741	661
Total	721	1,558	14,332

In 2015 and 2014, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price for certain periods were above the conversion price of the Notes. The dilutive impact of the Notes was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. In 2013, the Company excluded the potential shares issuable upon conversion of the Notes in the calculation of diluted earnings per share because the market price was below the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The net carrying amounts of the debt obligation were as follows (in thousands):

	December 26, 2015	December 27, 2014
Principal	$150,000	$150,000
Unamortized discount (1)	(24,560)	(33,106)
Total long-term debt, net	$125,440	$116,894
Unamortized issuance cost (1)	(2,113)	(2,848)
Net carrying amount	$123,327	$114,046

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately three years.

As of December 26, 2015 and December 27, 2014, the carrying amount of the equity components of the Notes was as follows (in thousands):

Debt discount related to value of conversion option	$45,000
Debt issuance cost	(1,659)
Total	$43,341
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined that the embedded conversion option in the Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Contractual interest expense	$2,625	$2,626	$1,539
Amortization of debt issuance costs	735	665	358
Amortization of debt discount	8,546	7,730	4,164
Total interest expense	$11,906	$11,021	$6,061
The coupon rate was 1.75%. For the years ended December 26, 2015 and December 27, 2014, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of December 26, 2015, the fair value of the Notes was $234.4 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 24, 2015. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended December 26, 2015, the closing price of the Company's common stock exceeded 130% of the applicable conversion price of the Notes on at least 20 of the last 30 consecutive trading days of the quarter; therefore, holders of the Notes may convert their notes during the three months ending March 26, 2016. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the first quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $18.51 on December 24, 2015, the if-converted value of the Notes exceeded their principal amount by approximately $70.7 million.

12.	Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to ten years, predominantly no longer than ten years each and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $2.8 million and $2.7 million as of December 26, 2015 and December 27, 2014, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $8.6 million, $7.2 million and $6.8 million for 2015, 2014 and 2013, respectively. The Company did not have any sublease rental income for 2015, 2014 and 2013.
Future annual minimum operating lease payments at December 26, 2015 were as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease payments	$10,619	$10,278	$9,793	$8,871	$7,735	$3,100	$50,396

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments
The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchase needs. As of December 26, 2015, December 27, 2014 and December 28, 2013, these non-cancelable purchase commitments were $137.4 million, $128.3 million and $69.6 million, respectively.
Future purchase commitments at December 26, 2015 were as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Purchase obligations	$135,889	$1,550	$—	$—	$—	$—	$137,439
The contractual obligation tables above exclude tax liabilities of $2.9 million related to uncertain tax positions because the Company is unable to determine the timing of settlement, if any, of these future payments with a reasonably reliable estimate.
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

13.     Guarantees
Product Warranties
The Company warrants that its products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company's hardware warranty periods generally range from one to five years from date of acceptance for hardware and the Company's software warranty is 90 days. Upon delivery of the Company's products, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on actual historical returns and cost of repair experience and the application of those historical rates to the Company's in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, the Company's costs of repair vary based on repair volume and its ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from the Company's estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Activity related to product warranty was as follows (in thousands):

	December 26, 2015	December 27, 2014
Beginning balance	$27,040	$22,908
Charges to operations	31,258	22,697
Utilization	(15,114)	(10,860)
Change in estimate(1)	(4,340)	(7,705)
Balance at the end of the period	$38,844	$27,040

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

Letters of Credit and Bank Guarantees
The Company had $5.2 million of standby letters of credit and bank guarantees outstanding as of December 26, 2015. These consisted of $3.1 million related to customer performance guarantees, $1.2 million related to a value added tax and customs' authorities licenses, and $0.9 million related to property leases. The Company had $5.0 million of standby letters of outstanding as of December 27, 2014. These consisted of $3.0 million related to a customer performance guarantee, $1.3 million related to a value added tax license and $0.7 million related to property leases.

The Company has a line of credit for approximately $1.5 million to support the issuance of letters of credit, of which $0.3 million had been issued and outstanding as of December 26, 2015. The Company has pledged approximately $4.7 million of assets of a subsidiary to secure this line of credit and other obligations.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Legal Matters
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 26, 2015, the Company has accrued the estimated liabilities associated with these potential loss contingencies.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Stockholders’ Equity
2000 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan
In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common stock for issuance. As of December 26, 2015, options to purchase 0.5 million shares of the Company’s common stock were outstanding under the 2000 Plan. The Company’s board of directors decided not to grant any additional options or other awards under the 2000 Plan following the Company’s IPO in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the 2000 Plan.
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
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 26, 2015
Outstanding stock options and awards	8,175
Reserved for future option and award grants	15,363
Reserved for future ESPP	6,033
Total common stock reserved for stock options and awards	29,571

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	9,008	$7.13	$5,726
Options granted	—	$—
Options exercised	(2,217)	$6.59	$7,583
Options canceled	(424)	$8.04
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Options granted	25	$9.02
Options exercised	(2,001)	$6.99	$8,182
Options canceled	(93)	$12.38
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Options granted	—	$—
Options exercised	(1,787)	$7.33	$21,566
Options canceled	—	$—
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Vested and expected to vest as of December 25, 2015	2,511		$28,283
Exercisable at December 26, 2015	2,496	$7.25	$28,148

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	6,703	$8.01	$38,873
RSUs granted	3,602	$7.63
RSUs released	(3,070)	$8.26	$25,028
RSUs canceled	(652)	$7.63
Outstanding at December 28, 2013	6,583	$7.72	$64,443
RSUs granted	2,705	$8.80
RSUs released	(2,797)	$7.84	$24,858
RSUs canceled	(449)	$7.85
Outstanding at December 27, 2014	6,042	$8.14	$90,085
RSUs granted	2,202	$18.48
RSUs released	(3,035)	$7.88	$53,892
RSUs canceled	(277)	$10.95
Outstanding at December 26, 2015	4,932	$12.76	$91,285
Expected to vest as of December 26, 2015	4,722		$87,403

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2012	1,368	$10.53	$7,933
PSUs granted	552	$6.63
PSUs released	(684)	$10.53	$4,284
PSUs canceled	(515)	$11.31
Outstanding at December 28, 2013	721	$7.04	$7,054
PSUs granted	508	$8.34
PSUs released	(255)	$6.36	$2,097
PSUs canceled	(98)	$7.18
Outstanding at December 27, 2014	876	$7.49	$13,067
PSUs granted	332	$18.23
PSU performance earned(1)	129	$7.32
PSUs released	(413)	$7.00	$7,231
PSUs canceled	(193)	$8.03
Outstanding at December 26, 2015	731	$12.35	$13,540
Expected to vest as of December 26, 2015	712		$13,179

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $18.51 at December 24, 2015 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $18.51 at December 24, 2015. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 26, 2015. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$47	2.0
RSUs	$41,350	2.3
PSUs	$3,661	1.3

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 26, 2015.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$1.32 - $ 4.04	432	0.66	$2.23	432	$2.23
$6.30 - $ 7.25	388	4.10	$6.93	388	$6.93
$7.45 - $ 7.61	465	2.90	$7.53	465	$7.53
$7.68 - $ 8.19	471	2.94	$8.11	469	$8.12
$ 8.58	511	5.13	$8.58	511	$8.58
$9.02 - $ 22.36	244	2.96	$11.72	231	$11.88
	2,511	3.17	$7.26	2,496	$7.25
Employee Stock Options
In February 2012, the Compensation Committee of the Company’s board of directors shortened the maximum term of future option grants under the 2007 Plan from 10 years to 7 years. The weighted-average remaining contractual term of options outstanding and exercisable was 3.2 years as of December 26, 2015. Total fair value of stock options granted to employees and directors that vested during 2015, 2014 and 2013 was approximately $0.2 million, $0.8 million and $3.2 million, respectively, based on the grant date fair value.
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

	Years Ended
Employee and Director Stock Options	December 26, 2015	December 27, 2014	December 28, 2013
Volatility	N/A	52%	N/A
Risk-free interest rate	N/A	1.3%	N/A
Expected life	N/A	4.3 years	N/A
Estimated fair value	N/A	3.85	N/A
Total stock-based compensation expense	$196	$702	$2,792

N/A Not applicable because the Company did not grant any options to employees for the period presented.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Volatility	39% - 53%	46% - 51%	46% - 49%
Risk-free interest rate	0.13% - 0.26%	0.02% - 0.11%	0.10% - 0.14%
Expected life	0.5 years	0.3 - 0.5 years	0.5 years
Estimated fair value	$5.15 - $6.43	$2.05 - $2.57	$1.87 - $3.00
The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Stock-based compensation expense	$4,472	$3,760	$3,022
Employee contributions	$12,253	$10,728	$8,559
Shares purchased	1,229	1,438	1,656
Restricted Stock Units
The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2015, 2014 and 2013 was approximately $22.9 million, $21.6 million and $23.8 million, respectively.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the year ended December 26, 2015 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2012	2013	2014	2015
Outstanding at December 27, 2014	876	191	296	389	—
PSUs granted	332	—	—	—	332
PSUs performance earned(1)	129	—	74	55	—
PSUs released	(413)	—	(223)	(184)	(6)
PSUs canceled	(193)	(191)	—	—	(2)
Outstanding at December 26, 2015	731	—	147	260	324

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
Amortization of stock-based compensation expense related to PSUs in 2015, 2014 and 2013 was approximately $5.0 million, $2.2 million and $0.7 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Stock-based compensation effects in inventory	$3,129	$3,088	$3,189
Stock-based compensation effects in deferred inventory cost	$13	$13	$15
Stock-based compensation effects in fixed assets	$—	$119	$145

Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$2,405	$1,921	$1,871
Research and development	11,055	8,927	10,900
Sales and marketing	8,081	7,477	7,624
General and administrative	7,354	6,383	5,956
	28,895	24,708	26,351
Cost of revenue—amortization from balance sheet (1)	3,685	3,686	5,625
Total stock-based compensation expense	$32,580	$28,394	$31,976

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

16.	Income Taxes
The following is a geographic breakdown of the provision for income taxes (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Current:
Federal	$—	$—	$—
State	1,239	446	(135)
Foreign	3,482	2,423	1,719
Total current	$4,721	$2,869	$1,584
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(3,640)	(116)	70
Total deferred	$(3,640)	$(116)	$70
Total provision	$1,081	$2,753	$1,654
Loss before provision for income taxes from international operations was $6.3 million for the year ended December 26, 2015. Income before provision for income taxes from international operations was $5.6 million and $5.8 million for the years ended December 27, 2014 and December 28, 2013, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Expected tax at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5%	1.8%	0.3%
Research credits	(5.0)%	(11.4)%	4.9%
Stock-based compensation	9.6%	14.7%	(12.2)%
Change in valuation allowance	(43.0)%	(25.3)%	(34.2)%
Other	4.0%	2.0%	0.8%
Effective tax rate	2.1%	16.8%	(5.4)%
The Company recognized income tax expense of $1.1 million on income before income taxes of $52.0 million, $2.8 million on income before income taxes of $16.4 million and $1.7 million on loss of $30.5 million in fiscal years 2015, 2014 and 2013, respectively. The resulting effective tax rates were 2.1%, 16.8% and (5.4)% for 2015, 2014 and 2013, respectively. The 2015 and 2014 effective tax rates differ from the expected statutory rate of 35% based upon the utilization of unbenefited U.S. loss carryforwards, offset by state income taxes and foreign taxes provided on foreign subsidiary earnings. The decrease in 2015 tax expense compared to 2014 tax expense relates to the tax benefit of acquisition related amortization expenses and charges, offset by higher state income taxes because of the profitable position of our U.S. operations, additional tax reserves and an increase in taxable foreign profits in certain jurisdictions. The tax expense for 2014 was greater than 2013 due to higher income and associated taxes as well as increases in state taxes as a result of income that could not be offset by loss carryforwards. The 2013 effective tax rate reflects unbenefited current U.S. losses and foreign taxes provided on our profitable foreign subsidiaries.

Because of the Company's significant loss carryforward position and corresponding full valuation allowance, in all periods, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of amounts for certain states’ taxes for which the losses are limited by statute or amount in 2014 and more significantly in 2015. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 26, 2015	December 27, 2014
Deferred tax assets:
Net operating losses	$67,973	$107,601
Research credits	42,093	37,435
Nondeductible accruals	38,978	33,582
Inventory valuation	21,550	19,625
Property, plant and equipment	989	1,387
Intangible assets	796	2,119
Stock-based compensation	9,299	12,830
Total deferred tax assets	$181,678	$214,579
Valuation allowance	(169,240)	(199,698)
Net deferred tax assets	$12,438	$14,881
Deferred tax liabilities:
Depreciation	(232)	(203)
Accruals, reserves and prepaid expenses	(3,874)	(2,431)
Acquired intangible assets	(34,894)	—
Convertible senior notes	(9,070)	(12,167)
Total deferred tax liabilities	$(48,070)	$(14,801)
Net deferred tax assets (liabilities)	$(35,632)	$80
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are scheduled to be deductible or taxable. Based on the available objective evidence, management does not believe it is more likely than not that the domestic net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 26, 2015 and December 27, 2014.

Even though the Company has been profitable in recent quarters, the Company must consider other positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Management has concluded that it was not more likely than not that the Company would be able to utilize those deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
As of December 26, 2015, the Company has net operating loss carryforwards of approximately $255.7 million for federal tax purposes and $160.3 million for state tax purposes. The carryforward balance reflects expected utilization of both federal and state net operating losses for the year ended December 26, 2015. Federal net operating loss carryforwards will begin to expire in 2025 while California losses will expire in 2016. Additionally, the Company has federal and California research and development credits available to reduce future income taxes payable of approximately $31.5 million and $33.7 million, respectively, as of December 26,

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures ("SRED") credits available of $1.7 million to offset future Canadian income tax payable as of December 26, 2015. The federal research credits will begin to expire in the year 2022 if not utilized and the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.

Net operating loss carryforwards $78.7 million and $57.8 million for federal and state purposes, respectively, have not been included in the deferred tax asset table above as these net operating loss carryforwards are attributable to excess tax benefits from equity award settlements. Under current accounting guidance, these tax benefits will not be recognized in the financial statements until they result in a reduction to taxes payable, at which point, the tax benefits will be reflected in stockholder’s equity. During the fiscal year ended December 26, 2015, the Company recognized $0.8 million of excess tax benefits which resulted in a credit to stockholder’s equity.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 26, 2015, the Company had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against its taxable profits earned to date.
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 26, 2015, the undistributed earnings approximated $24.2 million. The future tax consequence of the remittance of these earnings is negligible because of the significant net operating loss carryforwards for U.S. and state purposes and full valuation allowance provided against such carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 26, 2015	December 27, 2014	December 28, 2013
Beginning balance	$16,978	$15,148	$13,902
Tax position related to current year
Additions	2,891	1,990	1,676
Tax positions related to prior years
Additions	—	140	32
Reductions	(497)	(76)	(132)
Lapses of statute of limitations	(242)	(224)	(330)
Ending balance	$19,130	$16,978	$15,148
As of December 26, 2015, the cumulative unrecognized tax benefit was $19.1 million, of which $16.7 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 26, 2015, approximately $2.4 million, if recognized, would impact the Company’s effective tax rate.
As of December 26, 2015, December 27, 2014 and December 28, 2013, the Company had $0.5 million, $0.4 million and $0.2 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.2 million was included in the Company’s provision for income taxes in the year ended

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 26, 2015, and less than $0.2 million was included in the Company’s provision for income taxes for the years ended December 27, 2014 and December 28, 2013, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2002 and forward.

The Company has received assessments of tax resulting from transfer pricing examinations in India for all but two years in the range of fiscal years ending March 2005 through March 2012. While some of the assessment years have been settled with no change from the original tax return position, the Company intends to appeal all remaining assessment years, and does not expect a significant adjustment to unrecognized tax benefits as a result of these inquiries. The Company believes that the resolution of these disputed issues will not have a material impact on our financial statements.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 26, 2015.

17.	Segment Information
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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Americas:
United States	$602,433	$476,172	$345,734
Other Americas	65,075	34,379	10,377
	$667,508	$510,551	$356,111
Europe, Middle East and Africa	174,380	132,271	150,912
Asia Pacific and Japan	44,826	25,257	37,099
Total revenue	$886,714	$668,079	$544,122

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net

	December 26, 2015	December 27, 2014
United States	$102,702	$79,025
Other Americas	173	196
Europe, Middle East and Africa	5,417	868
Asia Pacific and Japan	2,569	1,477
Total property, plant and equipment, net	$110,861	$81,566

18.	Employee Benefit Plan
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. Commencing in 2015, the Company made voluntary cash contributions and matched a portion of employee contributions, totaling $1.7 million for the year. Expenses related to the 401(k) Plan were insignificant for 2015, 2014 and 2013.
In connection with the Company's acquisition of Transmode during the third quarter of 2015, the Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $0.8 million from the Acquisition Date through December 26, 2015.
Infinera also provides defined contribution plans in certain foreign countries where required by local statute.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2015 and 2014. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
		2015			2014
	Dec. 26	Sep. 26	Jun. 27	Mar. 28	Dec. 27	Sep. 27	Jun. 28	Mar. 29
			(In thousands, except per share data)
Revenue:
Product	$227,040	$202,365	$178,982	$160,843	$158,492	$147,178	$142,364	$124,242
Services	32,994	30,107	28,364	26,019	27,814	26,381	23,035	18,573
Total revenue	260,034	232,472	207,346	186,862	186,306	173,559	165,399	142,815
Cost of revenue:
Cost of product	130,765	117,154	99,491	89,506	89,809	86,703	85,906	78,438
Cost of services	13,505	12,513	11,059	9,244	12,154	11,554	9,240	5,971
Total cost of revenue	144,270	129,667	110,550	98,750	101,963	98,257	95,146	84,409
Gross profit	115,764	102,805	96,796	88,112	84,343	75,302	70,253	58,406
Operating expenses	101,975	88,545	80,266	72,955	71,477	67,822	62,201	59,462
Income (loss) from operations	13,789	14,260	16,530	15,157	12,866	7,480	8,052	(1,056)
Other income (expense), net	(2,013)	(5,901)	2,384	(2,175)	(2,773)	(2,432)	(2,655)	(3,070)
Income (loss) before income taxes	11,776	8,359	18,914	12,982	10,093	5,048	5,397	(4,126)
Provision for income taxes	(392)	(151)	1,008	616	1,683	205	617	248
Net income (loss)	$12,168	$8,510	$17,906	$12,366	$8,410	$4,843	$4,780	$(4,374)
Less: Net loss attributable to noncontrolling interest	(463)	—	—	—	—	—	—	—
Net income (loss) attributable to Infinera Corporation	$12,631	$8,510	$17,906	$12,366	$8,410	$4,843	$4,780	$(4,374)
Net income (loss) per common share attributable to Infinera Corporation
Basic	$0.09	$0.06	$0.14	$0.10	$0.07	$0.04	$0.04	$(0.04)
Diluted	$0.08	$0.06	$0.13	$0.09	$0.06	$0.04	$0.04	$(0.04)
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2015 and 2014 were 52-week years that ended on December 26, 2015 and December 27, 2014, respectively. The quarters for fiscal years 2015 and 2014 were 13-week quarters.
During the third quarter of 2015, the Company completed its public offer to the shareholders of Transmode, acquiring 95.8% of the outstanding common shares and voting interest in Transmode. This acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Transmode with its financial results since the Acquisition Date.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 26, 2015, our disclosure controls and procedures are effective.
Inherent Limitations on Effectiveness of Controls
The Company's management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company's management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management assessed the effectiveness of our internal control over financial reporting as of December 26, 2015, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.

As discussed in Note 6, "Business Combination," to the Notes to Consolidated Financial Statements, Infinera completed the business combination of Transmode on August 20, 2015. Infinera has excluded Transmode from its assessment of the effectiveness of its internal control over financial reporting as of December 26, 2015. In accordance with guidance issued by the SEC, companies are permitted to exclude business combinations from their final assessment of internal control over financial reporting during the year of acquisition while integrating the acquired operations. The acquired business represented approximately 5% of consolidated net revenue for the year ended December 26, 2015 and approximately 7% of consolidated total assets and 2% of consolidated net assets (excluding goodwill and acquired intangibles) as of December 26, 2015.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our fiscal year 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of the end of fiscal year 2015 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive offers, refer to the section entitled “Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 26, 2015	December 27, 2014	December 28, 2013
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$199,698	$202,747	$213,449
Additions	15,266	17,276	5,706
Reductions	(45,724)	(20,325)	(16,408)
Ending balance	$169,240	$199,698	$202,747
Allowance for doubtful accounts
Beginning balance	$38	$43	$94
Additions	657	18	56
Reductions	(65)	(23)	(107)
Ending balance	$630	$38	$43
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

10.3*	2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
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
10.7*
Form of Section 16 Officer Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.

10.8*
Form of Section 16 Officer Performance Share Agreement under the 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.

10.9*
Form of Director Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.

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

Exhibit No.	Description
10.15*	Executive Severance Policy, incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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
Dated: February 23, 2016

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

Name and Signature	Title	Date

/s/ THOMAS J. FALLON	Chief Executive Officer and Director and Principal Executive Officer	February 23, 2016
Thomas J. Fallon

/s/ BRAD FELLER	Chief Financial Officer, Principal Financial and Accounting Officer	February 23, 2016
Brad Feller

/s/ DAVID F. WELCH, PH.D.	Co-founder, President and Director	February 23, 2016
David F. Welch, Ph.D.

/s/ KAMBIZ Y. HOOSHMAND	Chairman of the Board	February 23, 2016
Kambiz Y. Hooshmand

/s/ JOHN P. DAANE	Director	February 23, 2016
John P. Daane

/s/ MARCEL GANI	Director	February 23, 2016
Marcel Gani

/s/ PAUL J. MILBURY	Director	February 23, 2016
Paul J. Milbury

/s/ RAJAL M. PATEL	Director	February 23, 2016
Rajal M. Patel

/s/ CARL REDFIELD	Director	February 23, 2016
Carl Redfield

/s/ MARK A. WEGLEITNER	Director	February 23, 2016
Mark A. Wegleitner