Form 10-Q
period 2016-03-26
INFINERA CORP
filed 2016-05-04
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2016, 141,465,906 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 26, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$179,974	$149,101
Short-term investments	95,116	125,561
Accounts receivable, net of allowance for doubtful accounts of $630 in 2016 and $630 in 2015	184,309	186,243
Inventory	189,744	174,699
Prepaid expenses and other current assets	29,689	29,511
Total current assets	678,832	665,115
Property, plant and equipment, net	115,372	110,861
Intangible assets	151,311	156,319
Goodwill	193,498	191,560
Long-term investments	80,488	76,507
Cost-method investment	14,500	14,500
Long-term restricted cash	5,331	5,310
Other non-current assets	4,032	4,009
Total assets	$1,243,364	$1,224,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,035	$92,554
Accrued expenses	33,319	33,736
Accrued compensation and related benefits	34,572	49,887
Accrued warranty	17,663	17,889
Deferred revenue	48,285	42,977
Total current liabilities	216,874	237,043
Long-term debt, net	125,796	123,327
Accrued warranty, non-current	22,336	20,955
Deferred revenue, non-current	18,391	13,881
Deferred tax liability	35,436	35,731
Other long-term liabilities	18,528	16,183
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 26, 2016 and December 26, 2015
Issued and outstanding shares – 141,425 as of March 26, 2016 and 140,197 as of December 26, 2015	141	140
Additional paid-in capital	1,313,783	1,300,301
Accumulated other comprehensive income	4,774	1,123
Accumulated deficit	(527,398)	(539,413)
Total Infinera Corporation stockholders’ equity	791,300	762,151
Noncontrolling interest	14,703	14,910
Total stockholders' equity	806,003	777,061
Total liabilities and stockholders’ equity	$1,243,364	$1,224,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenue:
Product	$216,082	$160,843
Services	28,736	26,019
Total revenue	244,818	186,862
Cost of revenue:
Cost of product	118,062	89,506
Cost of services	10,418	9,244
Total cost of revenue	128,480	98,750
Gross profit	116,338	88,112
Operating expenses:
Research and development	54,145	39,257
Sales and marketing	30,009	21,042
General and administrative	17,313	12,656
Total operating expenses	101,467	72,955
Income from operations	14,871	15,157
Other income (expense), net:
Interest income	522	414
Interest expense	(3,155)	(2,890)
Other gain (loss), net	(214)	301
Total other income (expense), net	(2,847)	(2,175)
Income before income taxes	12,024	12,982
Provision for income taxes	216	616
Net income	11,808	12,366
Less: Loss attributable to noncontrolling interest	(207)	—
Net income attributable to Infinera Corporation	$12,015	$12,366
Net income per common share attributable to Infinera Corporation:
Basic	$0.09	$0.10
Diluted	$0.08	$0.09
Weighted average shares used in computing net income per common share:
Basic	140,805	127,840
Diluted	146,880	137,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income	$11,808	$12,366
Other comprehensive income:
Unrealized gain on available-for-sale investments	383	267
Foreign currency translation adjustment	3,268	(159)
Net change in accumulated other comprehensive income	3,651	108
Less: Comprehensive loss attributable to noncontrolling interest	(207)	—
Comprehensive income attributable to Infinera Corporation	$15,252	$12,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash Flows from Operating Activities:
Net income	$11,808	$12,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,666	6,586
Amortization of debt discount and issuance costs	2,469	2,234
Amortization of premium on investments	481	954
Stock-based compensation expense	7,987	7,208
Other gain	—	(19)
Changes in assets and liabilities:
Accounts receivable	2,165	23,391
Inventory	(16,155)	(12,103)
Prepaid expenses and other assets	(274)	1,141
Accounts payable	(9,041)	(10,317)
Accrued liabilities and other expenses	(15,036)	(12,895)
Deferred revenue	9,776	2,797
Accrued warranty	1,133	(1,501)
Net cash provided by operating activities	9,979	19,842
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(37,393)	(80,022)
Proceeds from sales of available-for-sale investments	—	2,001
Proceeds from maturities of investments	63,759	91,280
Purchase of property and equipment	(10,844)	(7,367)
Change in restricted cash	(30)	352
Net cash provided by investing activities	15,492	6,244
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,787	10,131
Minimum tax withholding paid on behalf of employees for net share settlement	(2,444)	(3,950)
Net cash provided by financing activities	5,343	6,181
Effect of exchange rate changes on cash	59	(139)
Net change in cash and cash equivalents	30,873	32,128
Cash and cash equivalents at beginning of period	149,101	86,495
Cash and cash equivalents at end of period	$179,974	$118,623
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,554	$897
Cash paid for interest	$37	$—
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$1,409	$1,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the "Company") prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, property, plant and equipment, and fair value measurement of the liability component of the Company's $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the "Notes"). Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
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
The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended March 26, 2016, three customers individually accounted for 17%, 16% and 14% of the Company's total revenue, respectively, and for the corresponding period in 2015, two customers individually accounted for 18% and 16% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the three months ended March 26, 2016 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

2.	Recent Accounting Pronouncements
In May 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)") ("ASU 2016-11"), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight Services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-11 will have on its consolidated financial statements.
In April 2016, the FASB issued Accounting Standards Update 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), to address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements.

The new accounting guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption permitted.The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting") ("ASU 2016-09"), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. This guidance is effective for the Company in its first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)" ("ASU 2016-06"), which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options, and requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One criterion is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This guidance is effective for the Company in its first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-06 will have on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the method and impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Business Combinations and Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for the Company in its first quarter of fiscal 2016. The Company's adoption of ASU 2015-16 had no impact on the Company's financial position, results of operations or cash flow.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company has adopted ASU 2015-03 during the first quarter of 2016. The December 26, 2015 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s), which include (i) identifying the contract(s) with the customer; (ii) identifying the separate performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the separate performance obligations; and (v) recognizing revenue when each performance obligation is satisfied. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). ASU 2014-09 will be effective for the Company’s first quarter of 2018. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this standard recognized at the date of initial application. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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
The Company classifies its certificates of deposit, commercial paper, U.S. agency notes, corporate bonds and foreign currency exchange forward contracts within Level 2 of the fair value hierarchy as follows:
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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 26, 2016				As of December 26, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$61,077	$—	$—	$61,077	$37,829	$—	$—	$37,829
Certificates of deposit	—	3,565	—	3,565	—	5,001	—	5,001
Commercial paper	—	8,980	—	8,980	—	10,997	—	10,997
Corporate bonds	—	120,002	—	120,002	—	163,400	—	163,400
U.S. agency notes	—	10,761	—	10,761	—	10,717	—	10,717
U.S. treasuries	39,289	—	—	39,289	24,851	—	—	24,851
Foreign currency exchange forward contracts	—	325	—	325	—	490	—	490
Total assets	$100,366	$143,633	$—	$243,999	$62,680	$190,605	$—	$253,285
Liabilities
Foreign currency exchange forward contracts	$—	$(16)	$—	$(16)	$—	$(44)	$—	$(44)
During the three months ended March 26, 2016, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy.
Investments at fair value were as follows (in thousands):

	March 26, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$61,077	$—	$—	$61,077
Certificates of deposit	3,560	5	—	3,565
Commercial paper	8,985	—	(5)	8,980
Corporate bonds	120,097	23	(118)	120,002
U.S. agency notes	10,786	—	(25)	10,761
U.S. treasuries	39,293	12	(16)	39,289
Total available-for-sale investments	$243,798	$40	$(164)	$243,674

	December 26, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,829	$—	$—	$37,829
Certificates of deposit	5,000	1	—	5,001
Commercial paper	10,997	—	—	10,997
Corporate bonds	163,797	—	(397)	163,400
U.S. agency notes	10,786	—	(69)	10,717
U.S. treasuries	24,894	—	(43)	24,851
Total available-for-sale investments	$253,303	$1	$(509)	$252,795
As of March 26, 2016, the Company’s available-for-sale investments in certificates of deposit, commercial paper, U.S. agency notes and corporate bonds have a contractual maturity term of up to 22 months. Gross realized gains and losses on short-term and long-term investments for the three months ended March 26, 2016 and March 28, 2015 were insignificant in both periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of March 26, 2016 and December 26, 2015, the Company held $111.9 million and $98.4 million of cash in banks, respectively, excluding restricted cash.

4.	Cost-method Investment
As of March 26, 2016, the Company had an investment of $14.5 million in a privately-held company. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. This investment is carried at historical cost in the Company's condensed consolidated financial statements. The Company regularly evaluates the carrying value of this cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of March 26, 2016, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded for this cost-method investment.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by and commercial letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. These forward contracts entered into during the three months ended March 26, 2016 were denominated in euros and British pounds, and had maturities of no more than 1 year. The contracts are settled for U.S. dollars and Swedish kronor at maturity and at rates agreed to at inception of the contracts.
For the three months ended March 26, 2016 and March 28, 2015, the before-tax effect of the foreign currency exchange forward contracts related to the euro and British pound denominated receivables were a loss of $0.9 million and a gain of $3.3 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts. As of March 26, 2016, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in other gain (loss), net, in the accompanying condensed consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 26, 2016			As of December 26, 2015
	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$26,277	$34	$(16)	$46,753	$319	$(44)
Related to British pound denominated receivables	$6,818	291	—	$6,686	171	—
Related to restricted cash	$256	—	—	$252	—	—
		$325	$(16)		$490	$(44)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.Business Combination
On August 20, 2015 (the "Acquisition Date”), the Company completed its public offer to the shareholders of Transmode, acquiring 95.8% of the outstanding common shares and voting interest in Transmode. Transmode is a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brings together a complementary set of customers, products, and technologies into one company. With the acquisition of Transmode, Infinera now offers an end-to-end product portfolio of packet-optical solutions for metro, data center interconnect, long-haul and subsea networks.
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
The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. In accordance with Accounting Standard Codification 805, "Business Combinations," during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of the Acquisition Date. Accordingly, the Company has recognized measurement period adjustments made during the first quarter of 2016 to the fair value of certain assets acquired and liabilities assumed as a result of additional information obtained. These adjustments were retrospectively applied to the Acquisition Date balance sheet. None of the adjustments had an impact on the Company’s previously reported results of operations.
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
Noncontrolling interest were as follows (in thousands):

	Three Months Ended
	March 26, 2016	December 26, 2015
Beginning noncontrolling interest	$14,910	$—
Noncontrolling interest investment	—	15,373
Loss attributable to noncontrolling interest	(207)	(463)
Ending noncontrolling interest	$14,703	$14,910

7.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three months ended March 26, 2016 (in thousands):

Balance as of December 26, 2015	$191,560
Foreign currency translation adjustments	1,938
Accumulated impairment loss	—
Balance as of March 26, 2016	$193,498
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a result of acquiring an international business. Additional information existing as of the Acquisition Date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the Acquisition Date, which may result in changes to the amounts and allocations recorded.

Intangible Assets
The following tables present details of the Company’s intangible assets as of March 26, 2016 and December 26, 2015 (in thousands):

	March 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$241	$(241)	$—	—
Customer relationships	50,497	(3,798)	46,699	7.4
Developed technology	99,066	(11,620)	87,446	4.5
Other intangible assets	819	(526)	293	5.4
Total intangible assets with finite lives	$150,623	$(16,185)	$134,438	5.5
In-process technology	16,873	—	16,873
Total intangible assets	$167,496	$(16,185)	$151,311

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$239	$(168)	$71	0.2
Customer relationships	49,991	(2,197)	47,794	7.7
Developed technology	94,256	(6,629)	87,627	4.6
Other intangible assets	819	(513)	306	5.6
Total intangible assets with finite lives	$145,305	$(9,507)	$135,798	5.7
In-process technology	20,521	—	20,521
Total intangible assets	$165,826	$(9,507)	$156,319
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an international business. Amortization expense was $6.5 million for the three months ended March 26, 2016 and was not significant for the three months ended March 28, 2015.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the three months ended March 26, 2016, the Company transferred $3.9 million of its in-process technology, acquired from Transmode during the third quarter of 2015, to developed technology, which is being amortized over a maximum useful life of 10 years. In-process technology of $16.9 million has not reached technological feasibility as of March 26, 2016 and is not subject to amortization. As such, the Company excluded it in the future amortization expense table below.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 26, 2016 (in thousands):

		Fiscal Years
	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Total future amortization expense	$134,438	$19,547	$26,064	$26,064	$25,999	$19,303	$17,461

8.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	March 26, 2016	December 26, 2015
Inventory:
Raw materials	$33,085	$27,879
Work in process	59,394	52,599
Finished goods	97,265	94,221
Total inventory	$189,744	$174,699
Property, plant and equipment, net:
Computer hardware	$12,062	$11,097
Computer software(1)	22,676	22,548
Laboratory and manufacturing equipment	197,561	189,168
Furniture and fixtures	2,018	1,897
Leasehold improvements	41,545	38,946
Construction in progress	30,426	31,060
Subtotal	$306,288	$294,716
Less accumulated depreciation and amortization	(190,916)	(183,855)
Total property, plant and equipment, net	$115,372	$110,861
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,160	$6,821
Professional and other consulting fees	5,168	5,363
Taxes payable	2,560	3,295
Royalties	4,449	4,290
Other accrued expenses	14,982	13,967
Total accrued expenses	$33,319	$33,736

(1)
Included in computer software at March 26, 2016 and December 26, 2015 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at March 26, 2016 and December 26, 2015 were $3.7 million and $4.0 million, respectively.

9.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 26, 2016 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 26, 2015	$(506)	$2,389	$(760)	$1,123
Net current-period other comprehensive income	383	3,268	—	3,651
Balance at March 26, 2016	$(123)	$5,657	$(760)	$4,774

10.	Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to Infinera Corporation by the weighted average number of common shares outstanding during the period. Diluted net income attributable to Infinera Corporation per common share is computed using net income attributable to Infinera Corporation and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units ("RSUs") and performance stock units ("PSUs"), and assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan ("ESPP") using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of convertible senior notes from the conversion spread (as discussed in Note 11, "Convertible Senior Notes"). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been excluded from the diluted net loss calculation.
The following table sets forth the computation of net income per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 26, 2016	March 28, 2015
Numerator:
Net income attributable to Infinera Corporation	$12,015	$12,366
Denominator:
Basic weighted average common shares outstanding	140,805	127,840
Effect of dilutive securities:
Employee equity plans	3,822	6,569
Assumed conversion of convertible senior notes from conversion spread	2,253	2,895
Diluted weighted average common shares outstanding	146,880	137,304

Net income per common share attributable to Infinera Corporation
Basic	$0.09	$0.10
Diluted	$0.08	$0.09
During the three months ended March 26, 2016 and March 28, 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the average market price was above the conversion price of the Notes. The dilutive impact of the Notes was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for the three months ended March 26, 2016 and March 28, 2015 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Stock options	9	10
RSUs	779	1,505
PSUs	302	292
ESPP shares	581	415
Total	1,671	2,222
In the three months ended March 26, 2016 and March 28, 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price for certain periods were above the conversion price of the Notes.

11.	Convertible Senior Notes
In May 2013, the Company issued the Notes, which will mature on June 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds to the Company were approximately $144.5 million.
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
Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on March 28, 2013 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The net carrying amounts of the debt obligation were as follows (in thousands):

	March 26, 2016	December 26, 2015
Principal	$150,000	$150,000
Unamortized discount (1)	(22,287)	(24,560)
Unamortized issuance cost (1)	(1,918)	(2,113)
Net carrying amount	$125,795	$123,327

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately two years.

As of March 26, 2016 and December 26, 2015, the carrying amount of the equity components of the Notes was as follows (in thousands):

Debt discount related to value of conversion option	$45,000
Debt issuance cost	(1,659)
Total	$43,341
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
In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were initially recorded as other non-current assets and will be amortized to interest expense over the term of the Notes. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company has adopted ASU 2015-03 during the first quarter of 2016. The December 26, 2015 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Contractual interest expense	$656	$656
Amortization of debt issuance costs	196	177
Amortization of debt discount	2,274	2,057
Total interest expense	$3,126	$2,890

The coupon rate is 1.75%. For the three months ended March 26, 2016 and March 28, 2015, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of March 26, 2016, the fair value of the Notes was $204.9 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 25, 2016. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended March 26, 2016, the closing price of the Company's common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the second quarter of 2016. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $15.30 on March 25, 2016, the if-converted value of the Notes exceeded their principal amount by approximately $32.4 million.

12.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. As of March 26, 2016, there were a total of 14.6 million shares of common stock available for grant under the Company’s 2007 Equity Incentive Plan ("2007 Plan"). The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Stock options granted	—	$—
Stock options exercised	(57)	$5.14	$600
Stock options canceled	—	$—
Outstanding at March 26, 2016	2,454	$7.31	$19,672
Vested and expected to vest as of March 26, 2016	2,454		$19,670
Exercisable at March 26, 2016	2,443	$7.30	$19,600

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	4,932	$12.76	$91,285
RSUs granted	604	$15.43
RSUs released	(279)	$9.75	$4,022
RSUs canceled	(142)	$12.98
Outstanding at March 26, 2016	5,115	$13.23	$78,263
Expected to vest at March 26, 2016	4,855		$74,278

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	731	$12.35	$13,540
PSUs granted	424	$15.29
PSUs performance earned(1)	154	$9.43
PSUs released	(462)	$9.43	$6,650
PSUs canceled	(71)	$15.65
Outstanding at March 26, 2016	776	$14.51	$11,865
Expected to vest at March 26, 2016	744		$11,384

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $15.30 at March 24, 2016 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $15.30 at March 24, 2016 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 26, 2016. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$40	1.8
RSUs	$42,653	2.4
PSUs	$7,962	1.8
Employee Stock Options
The Company did not grant any stock options during the three months ended March 26, 2016. Amortization of stock-based compensation related to stock options in the three months ended March 26, 2016 and March 28, 2015 was insignificant in both periods.

Employee Stock Purchase Plan

The fair value of the ESPP shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended
Employee Stock Purchase Plan	March 26, 2016	March 28, 2015
Volatility	56%	53%
Risk-free interest rate	0.52%	0.13%
Expected life	0.5 years	0.5 years
Estimated fair value	$4.53	$5.15
Total stock-based compensation expense	$1,242	$1,051

Restricted Stock Units
During the three months ended March 26, 2016, the Company granted RSUs to employees and members of the Company’s board of directors to receive an aggregate of 0.6 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 26, 2016 and March 28, 2015 was approximately $6.1 million and $5.2 million, respectively.
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
A number of PSUs granted to the Company’s executive officers and senior management are based on the total shareholder return of the Company's common stock price as compared to the total shareholder return of a designated index over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from 0 to 2.0 times the target number of PSUs granted depending on the Company’s performance against the index.
The ranges of estimated values of the PSUs granted that are compared to an index, as well as the assumptions used in calculating these values were based on estimates as follows:

	2016	2015	2014	2013
Index	SPGIIPTR	SPGIIPTR	SPGIIPTR	NASDAQ Telecom Composite
Index volatility	18%	18% - 19%	25%	23%
Infinera volatility	55%	48%	49% - 50%	55%
Risk-free interest rate	0.95%	0.97% - 1.10%	0.66% - 0.71%	0.42%
Correlation with index	0.58	0.52	0.60	0.56
Estimated fair value	$12.10 - $16.62	$18.08 - $19.29	$6.59 - $7.60	$6.27 - $7.06
In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the three months ended March 26, 2016 (in thousands):

	Total Number of Performance Stock Units	2013	2014	2015	2016
Outstanding at December 26, 2015	731	147	260	324	—
PSUs granted	424	—	—	—	424
PSUs performance earned(1)	154	70	53	31	—
PSUs released	(462)	(211)	(158)	(93)	—
PSUs canceled	(71)	(6)	(8)	(57)	—
Outstanding at March 26, 2016	776	—	147	205	424

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.
Amortization of stock-based compensation related to PSUs in the three months ended March 26, 2016 and March 28, 2015 was approximately $0.8 million and $0.9 million, respectively.

Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 26, 2016	December 26, 2015
Stock-based compensation effects in inventory	$3,282	$3,129
Stock-based compensation effects in deferred inventory cost	$13	$13
Stock-based compensation effects in fixed assets	$87	$93

	Three Months Ended
	March 26, 2016	March 28, 2015
Stock-based compensation effects included in net income before income taxes
Cost of revenue	$673	$482
Research and development	2,321	2,578
Sales and marketing	2,235	1,721
General and administration	1,899	1,666
	$7,128	$6,447
Cost of revenue – amortization from balance sheet (1)	859	761
Total stock-based compensation expense	$7,987	$7,208

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

13.	Income Taxes
Provision for income taxes during the three months ended March 26, 2016 was $0.2 million on pre-tax income of $12.0 million. This compares to a tax provision of $0.6 million on a pre-tax income of $13.0 million during the three months ended March 28, 2015. The results for the three months ended March 26, 2016 reflect approximately $7.0 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.5 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $1.1 million in the three months ended March 26, 2016 compared to March 28, 2015, which relates to a higher effective tax rate applied to a higher pre-tax income. The increase in effective tax rate is attributed to higher state income taxes provided in those states where loss carryforwards are now exhausted as well as higher foreign income taxes related to the Transmode operations and increased spending in certain of the Company's cost-plus foreign subsidiaries.
In all periods, the tax expense projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the operating results of Transmode, inclusive of purchase accounting charges and amortization for the three months ended March 26, 2016. Due to the Company's significant U.S. loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. At March 26, 2016, the Company has been profitable for eight consecutive quarters beginning with the second quarter of 2014. Despite this trend, the

Company must consider other positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At March 26, 2016, the Company believes that it is more likely than not, that it would not be able to utilize its deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended
	March 26, 2016	March 28, 2015
Americas:
United States	$174,515	$127,003
Other Americas	3,259	7,086
	177,774	134,089
Europe, Middle East and Africa	59,876	45,879
Asia Pacific and Japan	7,168	6,894
Total revenue	$244,818	$186,862

Property, plant and equipment, net

	March 26, 2016	December 26, 2015
United States	$106,833	$102,702
Other Americas	301	173
	107,134	102,875
Europe, Middle East and Africa	5,618	5,417
Asia Pacific and Japan	2,620	2,569
Total property, plant and equipment, net	$115,372	$110,861

15.	Guarantees
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
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Beginning balance	$38,844	$27,040
Charges to operations	6,754	5,348
Utilization	(4,987)	(1,818)
Change in estimate(1)	(612)	(5,031)
Balance at the end of the period	$39,999	$25,539

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

Letters of Credit and Bank Guarantees
The Company had $5.2 million of standby letters of credit and bank guarantees outstanding as of March 26, 2016 and December 26, 2015. These consisted of $3.1 million related to customer performance guarantees, $1.2 million related to a value added tax and customs' licenses, and $0.9 million related to property leases.
The Company had a line of credit for approximately $1.5 million to support the issuance of letters of credit, of which $0.3 million had been issued and outstanding as of March 26, 2016 and December 26, 2015. The Company has pledged approximately $4.8 million of assets of a subsidiary to secure this line of credit and other obligations.

16.	Litigation and Contingencies
From time to time, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 26, 2016, the Company has accrued the estimated liabilities associated with the Company's potential loss contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer needs and activity; statements concerning new or existing products or services; statements related to our integration efforts in connection with our acquisition of Transmode and the squeeze-out proceedings; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves; statements related to deferred tax assets; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed on February 23, 2016. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
We manufacture large-scale Indium Phosphide PICs, which are used as a key differentiating component inside most of our Intelligent Transport Network platforms. We believe that our vertical integration of PICs, DSPs and software, incorporated in the Infinera Intelligent Transport Network architecture, gives us a structural technology advantage, enabling Service Providers to scale network bandwidth, accelerate service innovation, simplify optical network operations, take advantage of power savings that reduce cost of ownership, and ultimately, create rich end-user experiences for their customers. Building on our leadership in long-haul and sub-sea networks, our Cloud Xpress platform targets the data center interconnect ("DCI") market, which we believe is a rapidly growing market as cloud infrastructures continue to evolve to address the massive ongoing demand of server-to-server traffic.
On August 20, 2015, we successfully completed our public offer to the shareholders of Transmode AB ("Transmode"), acquiring 95.8% of the outstanding common shares and voting interest in Transmode, a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brings together a complementary set of customers, products and technologies into one company. With the acquisition of Transmode and the introduction of the Infinera DTN-X XTC-2/2E during 2015, we now provide an end-to-end portfolio of packet-optical solutions for metro, DCI, long-haul and subsea networks. With the TM-Series products from Transmode and our product portfolio, we believe we are well positioned to address the evolving requirements of our growing customer base.
Across the broader market, we believe we have a good opportunity to increase revenue in 2016 through the inclusion of a full year of Transmode revenues, including potential cross-sell synergies gained through selling the metro portfolio into the Infinera customer base, along with capacity additions to previously deployed 100G long-haul footprint, increased market adoption of Cloud Xpress, and initial sales from the new products announced late last year. Our focus on revenue growth will be complemented with continued efforts to drive cost improvements across our product portfolio. With respect to operating expenses, we will need to increase our investment levels in the short-term to more closely align with our growing market opportunities across long-haul, metro and DCI. We have not scaled our operating expenses at the same rate as our revenue growth over the past few years as our revenue growth has exceeded our expectations. Over a longer period of time, we believe that with sustained revenue growth, we can further leverage our vertically-integrated manufacturing model, which combined with our expanding portfolio of purpose built products, continued capacity sales into deployed networks and expense management, can result in improved profitability and cash flow.
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
We maintain a diverse customer base across customer verticals and geographies, with several customers capable of spending significantly in a given quarter. For the three months ended March 26, 2016, three customers individually accounted for 17%, 16% and 14%, of our total revenue, respectively, and for the corresponding period in 2015, two customers individually accounted for 18% and 16% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We expect to continue to add personnel in the United States and internationally to develop our products and provide additional sales, marketing and technical support coverage. We primarily sell our products through our direct sales force but also sell indirectly through resellers. We derived 96% and 95% of our revenue from direct sales to customers during the three months ended March 26, 2016 and March 28, 2015, respectively. We are working to expand our indirect sales programs in the future to allow us to address a broader pool of customers with more channel friendly products such as the Cloud Xpress platform and TM-Series products. We expect to continue generating a substantial majority of our revenue from direct sales in the near future.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 26, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

Results of Operations
The results of operations for the three months ended March 26, 2016 reflects the inclusion of the Transmode business, which was acquired on August 20, 2015. The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	March 26, 2016		March 28, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$216,082	88%	$160,843	86%	$55,239	34%
Services	28,736	12%	26,019	14%	2,717	10%
Total revenue	$244,818	100%	$186,862	100%	$57,956	31%
Cost of revenue:
Product	$118,062	48%	$89,506	48%	$28,556	32%
Services	10,418	4%	9,244	5%	1,174	13%
Total cost of revenue	$128,480	52%	$98,750	53%	$29,730	30%
Gross profit	$116,338	47.5%	$88,112	47.2%	$28,226	32%

Revenue
Product revenue increased by $55.2 million, or 34%, during the three months ended March 26, 2016 compared to the corresponding period in 2015. The increase was driven by the inclusion of revenue from Transmode metro products as well as continued growth associated with the Infinera DTN-X platform largely through capacity additions to existing networks. We also experienced strong growth in revenue associated with our Cloud Xpress platform.
Services revenue increased by $2.7 million, or 10%, during the three months ended March 26, 2016 compared to the corresponding period in 2015, primarily due to the higher on-going support services as we have significantly grown our installed base over the last year. Our services revenue also benefited from the inclusion of Transmode's services revenue since the acquisition.

We currently expect that total revenue in the second quarter of 2016 will be moderately higher as compared to the prior quarter.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 26, 2016		March 28, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$174,515	71%	$127,003	68%	$47,512	37%
International	70,303	29%	59,859	32%	10,444	17%
	$244,818	100%	$186,862	100%	$57,956	31%
Total revenue by sales channel:
Direct	$234,951	96%	$177,993	95%	$56,958	32%
Indirect	9,867	4%	8,869	5%	998	11%
	$244,818	100%	$186,862	100%	$57,956	31%
Domestic revenue increased by $47.5 million, or 37%, during the three months ended March 26, 2016 compared to the corresponding period in 2015, primarily driven by customers in our cable and wholesale and enterprise carrier verticals, and to a lesser extent, our ICP vertical. Many of our largest customers are based in this region, including each of our greater than 10% of revenue customers for the three months ended March 26, 2016.
International revenue increased by $10.4 million, or 17%, during the three months ended March 26, 2016 compared to the corresponding period in 2015. The increase in absolute dollars was primarily led by the Europe, Middle East and Africa ("EMEA") region due to the inclusion of revenue from Transmode, which generates most of its revenue from within the EMEA region and our success in adding capacity to certain pan-European customer long-haul networks.
Cost of Revenue and Gross Margin
Gross margin was 47.5% during the three months ended March 26, 2016, up slightly from 47.2% in the corresponding period in 2015. The increase is attributable to a variety of factors including benefits from our vertical integration and capacity additions to existing long-haul networks. Our vertically integrated operating model enables us to spread our primarily fixed manufacturing costs over a broader base of units as volumes continue to grow, leading to lower costs of each unit produced. Capacity additions to existing customer networks both in the form of line card additions and additional licenses under the Infinera Instant Bandwidth program will drive gross margin levels upward since these capacity additions carry a higher gross margin profile than the footprint builds of new networks. These benefits were partially offset by $5.1 million of purchase accounting costs, primarily related to amortization of intangibles associated with the Transmode acquisition.
We currently expect that gross margin in the second quarter of 2016 will be relatively lower as compared to the prior quarter as we expect new deployments across our product portfolio, which we believe are important to our long-term success, to slightly offset the continued underlying strength of customers adding capacity to their long-haul networks and cost benefits from our vertically integrated model.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 26, 2016		March 28, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$54,145	22%	$39,257	21%	$14,888	38%
Sales and marketing	30,009	12%	21,042	11%	8,967	43%
General and administrative	17,313	7%	12,656	7%	4,657	37%
Total operating expenses	$101,467	41%	$72,955	39%	$28,512	39%

Research and Development Expenses
Research and development expenses increased by $14.9 million, or 38%, during the three months ended March 26, 2016 compared to the corresponding period in 2015. The increase was primarily due to increased personnel costs of $9.4 million as a result of incremental headcount to support our expanding product roadmap. In addition, we increased spending on prototype and other engineering materials of $2.4 million, outside professional services costs of $1.7 million and discretionary spending of $1.4 million to support our growing business.

Sales and Marketing Expenses
Sales and marketing expenses increased by $9.0 million, or 43%, during the three months ended March 26, 2016 compared to the corresponding period in 2015. The increase was primarily driven by higher personnel costs of $5.7 million due to incremental headcount to support the continued expansion of our business into new markets and customer verticals. In addition, the increase also included amortization of intangible assets of $1.6 million and higher discretionary spending of $2.4 million to support our expanding business. The increases during the three month period were offset by lower prototype and lab trial spending of $0.7 million due to timing of certain projects.
General and Administrative Expenses
General and administrative expenses increased by $4.7 million, or 37%, during the three months ended March 26, 2016 compared to the corresponding period in 2015. The increase was primarily due to higher personnel-related costs of $2.4 million, driven by incremental headcount to allow our infrastructure to scale to support our expanding business. We also incurred increased outside professional services costs of $1.0 million and higher discretionary spending of $1.3 million.
Other Income (Expense), Net

	Three Months Ended
	March 26, 2016	March 28, 2015	Change	% Change
	(In thousands)
Interest income	$522	$414	$108	26%
Interest expense	(3,155)	(2,890)	(265)	9%
Other gain (loss), net	(214)	301	(515)	(171)%
Total other income (expense), net	$(2,847)	$(2,175)	$(672)	31%
Interest income increased by $0.1 million for the three months ended March 26, 2016 compared to the corresponding period in 2015 due to higher yield, partially offset by lower cash and investment balances. Interest expense for the three months ended March 26, 2016 increased by $0.3 million due to an increase of amortization of discount and issuance costs related to the $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the "Notes"). The $0.5 million increase in other gain (loss), net, during the three months ended March 26, 2016 compared to the corresponding period in 2015 was primarily due to losses from foreign exchange related transactions.
Income Tax Provision
Provision for income taxes during the three months ended March 26, 2016 was $0.2 million on pre-tax income of $12.0 million. This compares to a tax provision of $0.6 million on a pre-tax income of $13.0 million during the three months ended March 28, 2015. The results for the three months ended March 26, 2016 reflect approximately $7.0 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.5 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $1.1 million during the three months ended March 26, 2016 compared to March 28, 2015, which relates to a higher effective tax rate applied to a higher pre-tax income. The increase in effective tax rate is attributed to higher state income taxes provided in those states where loss carryforwards are now exhausted as well as higher foreign income taxes related to the Transmode operations and increased spending in certain of our cost-plus foreign subsidiaries.
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions.  In the past, we established a valuation allowance against our deferred tax assets as we determined that our ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether we need to maintain the valuation allowance recorded against our net deferred tax assets. At March 26, 2016, we have been profitable for eight consecutive quarters beginning with the second quarter of 2014. Despite this trend, we must consider other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a valuation allowance against our net U.S. deferred tax assets. At March 26, 2016, we believe that it is more-likely-than-not, that we would not be able to utilize our deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
Liquidity and Capital Resources

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands)
Net cash flow provided by:
Operating activities	$9,979	$19,842
Investing activities	$15,492	$6,244
Financing activities	$5,343	$6,181

	March 26, 2016	December 26, 2015
	(In thousands)
Cash and cash equivalents	$179,974	$149,101
Short and long-term investments	175,604	202,068
Long-term restricted cash	5,331	5,310
	$360,909	$356,479
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, commercial paper, money market funds, corporate bonds and U.S. treasuries. Long-term investments primarily consist of corporate bonds. The restricted cash balance amounts are primarily pledged as collateral for certain stand-by and commercial letters of credit related to customer proposal guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the three months ended March 26, 2016 was $10.0 million as compared to net cash provided by operating activities of $19.8 million for the corresponding period in 2015.
Net income adjusted for non-cash items was $37.4 million during the three months ended March 26, 2016 compared to net income adjusted for non-cash items of $29.3 million for the corresponding period in 2015. The increase in the current year was primarily attributable to purchase accounting related amortization of intangibles associated with the Transmode acquisition.
Net cash used to fund working capital was $27.4 million during the three months ended March 26, 2016. Inventory increased by $16.2 million as a result of stocking more components due to longer lead times with suppliers and building up PIC die bank inventory to meet future demand. Accounts payable decreased by $9.0 million primarily reflecting timing of purchases and payments during the period. Accrued liabilities and other expenses decreased $15.0 million primarily due to the corporate bonus payout during the quarter. Deferred revenue increased $9.8 million due to higher on-going support services as we continue to grow our installed base.
Net cash used to fund working capital was $9.5 million during the three months ended March 28, 2015. Accounts receivables decreased by $23.4 million primarily reflecting linearity of invoicing and collections activities in the period. Inventory increased by $12.1 million in order to support higher seasonal demand in the second quarter. Accounts payable decreased by $10.3 million primarily reflecting timing of inventory purchases and payments during the period. Accrued liabilities decreased $12.9 million primarily due to the corporate bonus payout during the quarter.

Investing Activities
Net cash provided by investing activities during the three months ended March 26, 2016 was $15.5 million compared to $6.2 million for the corresponding period in 2015. Investing activities during the three months ended March 26, 2016 included net proceeds of $26.4 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $10.8 million. Investing activities during the three months ended March 28, 2015 included net proceeds of $13.3 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $7.4 million.
Financing Activities
Net cash provided by financing activities during the three months ended March 26, 2016 was $5.3 million compared to $6.2 million in the corresponding period of 2015. Financing activities during both periods included net proceeds from the exercise of stock options and issuance of shares under our 2007 Employee Stock Purchase Plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including any cash we will be required to disburse as part of the Transmode related squeeze-out proceedings. For more information regarding the squeeze-out proceedings, see Note 6, "Business Combination" to the Notes to Condensed Consolidated Financial Statements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended March 26, 2016, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the second quarter of 2016. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition, if we choose to settle the amounts in cash. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term, even if the conversion criteria is met.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of March 26, 2016, long-term debt, net, was $125.8 million, which represents the liability component of the $150.0 million principal balance, net of $24.2 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. To the extent that the holders of the Notes request conversion during an early conversion window, we may require funds for repayment of such Notes prior to their maturity date.
As of March 26, 2016, contractual obligations related to the Notes are payments of $2.6 million due in the remainder of 2016, $2.6 million due in 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.

As of March 26, 2016, we had $275.1 million of cash, cash equivalents, and short-term investments, including $54.8 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of March 26, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes to our market risk during the three months ended March 26, 2016.

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
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income, have historically varied from period to period and may continue to do so in the future. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of March 26, 2016, our accumulated deficit was $527.4 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses. In addition, given the increase in the size of our business as a result of the acquisition of Transmode, our historical results may not be indicative of our combined operations going forward.
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
The transaction to acquire Transmode was completed on August 20, 2015, and Transmode’s business became a part of our business as of that date. The integration of our company with Transmode has been and will continue to be a complex, costly and time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which include the ability to achieve revenue synergies, increased negotiating leverage with third-party suppliers as a result of higher volumes, and, to a lesser extent, certain operating expense synergies expected from avoiding duplicative costs. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisition of Transmode. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

Our gross margin may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 42.5% to 47.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
Our future success depends on factors that increase the amount of data transmitted over communications networks and the growth of optical transport networks to meet the increased demand for optical capacity. These factors include the growth of mobile, video, and cloud-based services, increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical transport networking equipment may not continue to grow and our product sales would be negatively impacted.

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
The manufacturing process for our PICs is very complex and the partial or complete loss of our manufacturing facilities, or a reduction in yields or an inability to scale capacity to meet customer demands could harm our business.
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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, if we do not receive critical components for our products in a timely manner, we will be unable to deliver those components to our contract manufacturer in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times and supply delays. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, global macroeconomic conditions are likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.

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
A relatively small number of customers account for a large percentage of our revenue. For example, for the three months ended March 26, 2016, three customers accounted for approximately 47% of our total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. While we view our diverse customer base across multiple customer verticals as a strength and expect greater overall customer diversification as a result of our acquisition of Transmode, we expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period.
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
Sales of our products into international markets are an important part of our business and these international sales, particularly in the EMEA region, are expected to increase as a result of the Transmode acquisition. During the three months ended March 26, 2016 and March 28, 2015, we derived approximately 29% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence, including as a result of our acquisition of Transmode. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
Our manufacturing operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment, including the Waste Electrical and Electronic Equipment Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, and the Registration, Evaluation, Authorization, and Restriction of Chemicals regulations adopted by the European Union. If we experience a problem with complying with these regulations, it could cause an interruption or delay in our manufacturing operations or could cause us to incur liabilities for any costs related to health, safety or environmental remediation. We could also be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. If we experience a problem or fail to comply with such safety standards, our business, financial condition and operating results may be harmed.

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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 29, 2016.

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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 4, 2016