Form 10-Q
period 2016-06-25
INFINERA CORP
filed 2016-08-02
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2016, 143,188,664 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 25, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$138,380	$149,101
Short-term investments	119,370	125,561
Short-term restricted cash	24,942	—
Accounts receivable, net of allowance for doubtful accounts of $630 in 2016 and 2015	193,414	186,243
Inventory	202,280	174,699
Prepaid expenses and other current assets	29,210	29,511
Total current assets	707,596	665,115
Property, plant and equipment, net	120,095	110,861
Intangible assets	142,108	156,319
Goodwill	189,982	191,560
Long-term investments	87,944	76,507
Cost-method investment	14,500	14,500
Long-term restricted cash	5,355	5,310
Other non-current assets	4,194	4,009
Total assets	$1,271,774	$1,224,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,875	$92,554
Accrued expenses	36,466	33,736
Accrued compensation and related benefits	41,461	49,887
Accrued warranty	17,737	17,889
Deferred revenue	47,277	42,977
Total current liabilities	226,816	237,043
Long-term debt, net	128,328	123,327
Accrued warranty, non-current	23,252	20,955
Deferred revenue, non-current	19,671	13,881
Deferred tax liability	33,264	35,731
Other long-term liabilities	18,182	16,183
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 25, 2016 and December 26, 2015
Issued and outstanding shares – 143,131 as of June 25, 2016 and 140,197 as of December 26, 2015	143	140
Additional paid-in capital	1,325,238	1,300,301
Accumulated other comprehensive income (loss)	(1,737)	1,123
Accumulated deficit	(515,915)	(539,413)
Total Infinera Corporation stockholders’ equity	807,729	762,151
Noncontrolling interest	14,532	14,910
Total stockholders' equity	822,261	777,061
Total liabilities and stockholders’ equity	$1,271,774	$1,224,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenue:
Product	$227,532	$178,982	$443,614	$339,825
Services	31,290	28,364	60,026	54,383
Total revenue	258,822	207,346	503,640	394,208
Cost of revenue:
Cost of product	122,438	99,491	240,500	188,997
Cost of services	12,638	11,059	23,056	20,303
Total cost of revenue	135,076	110,550	263,556	209,300
Gross profit	123,746	96,796	240,084	184,908
Operating expenses:
Research and development	59,541	43,421	113,686	82,678
Sales and marketing	30,465	21,535	60,474	42,577
General and administrative	17,658	15,310	34,971	27,966
Total operating expenses	107,664	80,266	209,131	153,221
Income from operations	16,082	16,530	30,953	31,687
Other income (expense), net:
Interest income	595	551	1,117	965
Interest expense	(3,176)	(2,947)	(6,331)	(5,837)
Other gain (loss), net	(714)	4,780	(928)	5,081
Total other income (expense), net	(3,295)	2,384	(6,142)	209
Income before income taxes	12,787	18,914	24,811	31,896
Provision for income taxes	1,475	1,008	1,691	1,624
Net income	11,312	17,906	23,120	30,272
Less: Loss attributable to noncontrolling interest	(171)	—	(378)	—
Net income attributable to Infinera Corporation	$11,483	$17,906	$23,498	$30,272
Net income per common share attributable to Infinera Corporation:
Basic	$0.08	$0.14	$0.17	$0.23
Diluted	$0.08	$0.13	$0.16	$0.22
Weighted average shares used in computing net income per common share:
Basic	142,396	130,349	141,600	129,094
Diluted	145,891	140,642	146,385	138,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$11,312	$17,906	$23,120	$30,272
Other comprehensive income:
Unrealized gain on available-for-sale investments	258	(78)	639	189
Foreign currency translation adjustment	(6,769)	129	(3,499)	(30)
Net change in accumulated other comprehensive income (loss)	(6,511)	51	(2,860)	159
Less: Comprehensive loss attributable to noncontrolling interest	(171)	—	(378)	—
Comprehensive income attributable to Infinera Corporation	$4,972	$17,957	$20,638	$30,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash Flows from Operating Activities:
Net income	$23,120	$30,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,891	12,850
Amortization of debt discount and issuance costs	5,001	4,524
Amortization of premium on investments	733	1,792
Stock-based compensation expense	18,980	15,417
Other loss (gain)	84	(4,780)
Changes in assets and liabilities:
Accounts receivable	(7,404)	45,140
Inventory	(31,304)	(12,774)
Prepaid expenses and other assets	(328)	(1,080)
Accounts payable	(7,339)	(23,597)
Accrued liabilities and other expenses	(5,528)	1,491
Deferred revenue	10,129	4,216
Accrued warranty	2,165	1,399
Net cash provided by operating activities	38,200	74,870
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(97,051)	(112,940)
Proceeds from sales of available-for-sale investments	—	9,998
Proceeds from maturities of investments	91,714	143,483
Purchase of property and equipment	(23,278)	(16,098)
Change in restricted cash	(60)	290
Net cash provided by (used in) investing activities	(28,675)	24,733
Cash Flows from Financing Activities:
Security pledge to acquire noncontrolling interest	(24,942)	—
Proceeds from issuance of common stock	8,586	16,488
Minimum tax withholding paid on behalf of employees for net share settlement	(3,082)	(4,561)
Net cash provided by (used in) financing activities	(19,438)	11,927
Effect of exchange rate changes on cash	(808)	(7)
Net change in cash and cash equivalents	(10,721)	111,523
Cash and cash equivalents at beginning of period	149,101	86,495
Cash and cash equivalents at end of period	$138,380	$198,018
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$3,237	$1,481
Cash paid for interest	$1,410	$1,313
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$4,009	$2,205
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
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended June 25, 2016, two customers individually accounted for 15% and 11% of the Company's total revenue, respectively, and for the corresponding period in 2015, three customers individually accounted for 23%, 16% and 11% of the Company's total revenue, respectively. For the six months ended June 25, 2016, three customers individually accounted for 16%, 13% and 12% of the Company's total revenue, respectively, and for the corresponding period in 2015, four customers individually accounted for 14%, 13%, 12%, and 11% of the Company's total revenue, respectively.
There have been no material changes in the Company’s significant accounting policies for the six months ended June 25, 2016 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

2.	Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.
In May 2016, the FASB issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12"), which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. This guidance will be effective for the Company’s first quarter of 2018. The Company is currently evaluating the impact the adoption of ASU 2016-12 will have on its consolidated financial statements.
In May 2016, the FASB issued Accounting Standards Update 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)" ("ASU 2016-11"), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-11 will have on its consolidated financial statements.
In April 2016, the FASB issued Accounting Standards Update 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-10"), to address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-10 will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting") ("ASU 2016-09"), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. This guidance is effective for the Company in its first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)" ("ASU 2016-06"), which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options, and requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One criterion is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This guidance is effective for the Company in its first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-06 will have on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16, "Business Combinations and Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The Company adopted ASU 2015-16 during the first quarter of fiscal 2016. The Company's adoption of ASU 2015-16 had no impact on the Company's financial position, results of operations or cash flow.
In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under ASU 2015-11, inventory should be at the lower of cost and net realizable value. This guidance is effective for the Company in its first quarter of fiscal

2017 with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted ASU 2015-03 during the first quarter of fiscal 2016. The December 26, 2015 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 25, 2016				As of December 26, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$34,077	$—	$—	$34,077	$37,829	$—	$—	$37,829
Certificates of deposit	—	2,604	—	2,604	—	5,001	—	5,001
Commercial paper	—	52,433	—	52,433	—	10,997	—	10,997
Corporate bonds	—	108,257	—	108,257	—	163,400	—	163,400
U.S. agency notes	—	10,775	—	10,775	—	10,717	—	10,717
U.S. treasuries	56,332	—	—	56,332	24,851	—	—	24,851
Foreign currency exchange forward contracts	—	346	—	346	—	490	—	490
Total assets	$90,409	$174,415	$—	$264,824	$62,680	$190,605	$—	$253,285
Liabilities
Foreign currency exchange forward contracts	$—	$(277)	$—	$(277)	$—	$(44)	$—	$(44)
During the three and six months ended June 25, 2016, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy.
Investments at fair value were as follows (in thousands):

	June 25, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$34,077	$—	$—	$34,077
Certificates of deposit	2,600	4	—	2,604
Commercial paper	52,450	—	(17)	52,433
Corporate bonds	108,185	97	(25)	108,257
U.S. agency notes	10,784	—	(9)	10,775
U.S. treasuries	56,249	83	—	56,332
Total available-for-sale investments	$264,345	$184	$(51)	$264,478

	December 26, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,829	$—	$—	$37,829
Certificates of deposit	5,000	1	—	5,001
Commercial paper	10,997	—	—	10,997
Corporate bonds	163,797	—	(397)	163,400
U.S. agency notes	10,786	—	(69)	10,717
U.S. treasuries	24,894	—	(43)	24,851
Total available-for-sale investments	$253,303	$1	$(509)	$252,795
As of June 25, 2016, the Company’s available-for-sale investments in certificates of deposit, commercial paper, U.S. agency notes and corporate bonds have a contractual maturity term of up to 22 months. Gross realized gains and losses on short-term and long-term investments for the three and six months ended June 25, 2016 and June 27, 2015 were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of June 25, 2016 and December 26, 2015, the Company held $81.2 million and $98.4 million of cash in banks, respectively, excluding restricted cash.

4.	Cost-method Investment
As of June 25, 2016, the Company had an investment of $14.5 million in a privately-held company. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. This investment is carried at historical cost in the Company's condensed consolidated financial statements. The Company regularly evaluates the carrying value of this cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of June 25, 2016, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded for this cost-method investment.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company transacts business in various foreign currencies and has international sales, cost of sales, and expenses denominated in foreign currencies, and carries foreign-currency-denominated monetary assets and liabilities, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts, primarily short term in nature.
Historically, the Company and its Swedish subsidiary enter into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro and British pound denominated receivables and restricted cash balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk.
During 2016, the Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euro, British pound and Swedish kronor ("SEK"). The contracts are settled for U.S. dollars and SEK at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the condensed consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
For the three months ended June 25, 2016 and June 27, 2015, the before-tax effect of the foreign currency exchange forward contracts were a loss of $0.1 million and a loss of $0.9 million, respectively, and for the six months ended June 25, 2016 and June 27, 2015, the before-tax effect of the foreign currency exchange forward contracts were a loss of $0.6 million and a loss of $2.8 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of June 25, 2016, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.

The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 25, 2016			As of December 26, 2015
	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$35,923	$312	$(277)	$46,753	$319	$(44)
Related to British pound denominated receivables	$6,660	34	—	$6,686	171	—
Related to restricted cash	$256	—	—	$252	—	—
		$346	$(277)		$490	$(44)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.
6.Business Combination
On August 20, 2015 (the "Acquisition Date”), the Company completed its public offer to the shareholders of Transmode AB ("Transmode"), acquiring 95.8% of the outstanding common shares and voting interest in Transmode. Transmode is a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brings together a complementary set of customers, products, and technologies into one company. With the acquisition of Transmode, the Company now offers an end-to-end product portfolio of packet-optical solutions for metro, data center interconnect, long-haul and subsea networks.
Shortly after the Acquisition Date, the Company initiated compulsory acquisition proceedings in accordance with Swedish law (the "Squeeze-out Proceedings") in order to acquire the remaining 4.2%, or 1.2 million Transmode shares, not tendered through the end of the offer period. As of the Acquisition Date, the fair value of the noncontrolling interest was approximately $15.4 million, which was based on the implied enterprise value of Transmode at the Acquisition Date. During the three months ended June 25, 2016, the Company recorded a security pledge of approximately SEK 210.8 million ($24.9 million as of June 25, 2016) associated with the Squeeze-out Proceedings. The Company expects a significant portion of this security pledge to be paid during 2016, upon award on advance title to acquire the remaining 4.2% of Transmode shares. As a result of this pledge, the Company reclassified this amount from cash and cash equivalents to short-term restricted cash on the condensed consolidated balance sheet as of June 25, 2016.
The Company has accounted for this transaction as a business combination in exchange for total consideration of $350.6 million, which consisted of the following (in thousands, except shares):

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
The Company expects to finalize the allocation of the purchase consideration during the third quarter of 2016, pending finalization of income taxes and any other adjustments related to acquired assets or liabilities.
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
Noncontrolling interest was as follows (in thousands):

	June 25, 2016	December 26, 2015
Beginning noncontrolling interest	$14,910	$—
Noncontrolling interest investment	—	15,373
Loss attributable to noncontrolling interest	(378)	(463)
Ending noncontrolling interest	$14,532	$14,910

7.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six months ended June 25, 2016 (in thousands):

Balance as of December 26, 2015	$191,560
Foreign currency translation adjustments	(1,578)
Accumulated impairment loss	—
Balance as of June 25, 2016	$189,982
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Additional information existing as of the Acquisition Date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the Acquisition Date, which may result in changes to the amounts and allocations recorded.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 25, 2016 and December 26, 2015 (in thousands):

	June 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$237	$(237)	$—	—
Customer relationships	49,579	(5,278)	44,301	7.2
Developed technology	98,471	(16,302)	82,169	4.2
Other intangible assets	819	(540)	279	5.1
Total intangible assets with finite lives	$149,106	$(22,357)	$126,749	5.3
In-process technology	15,359	—	15,359
Total intangible assets	$164,465	$(22,357)	$142,108

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$239	$(168)	$71	0.2
Customer relationships	49,991	(2,197)	47,794	7.7
Developed technology	94,256	(6,629)	87,627	4.6
Other intangible assets	819	(513)	306	5.6
Total intangible assets with finite lives	$145,305	$(9,507)	$135,798	5.7
In-process technology	20,521	—	20,521
Total intangible assets	$165,826	$(9,507)	$156,319
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.6 million and $13.1 million for the three and six months ended June 25, 2016 and was not significant for the corresponding periods in 2015.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the six months ended June 25, 2016, the Company transferred $5.2 million of its in-process technology to developed technology, which is being amortized over a maximum useful life of 10 years. In-process technology of $15.4 million as of June 25, 2016 is not subject to amortization. As such, the Company excluded it in the future amortization expense table below.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 25, 2016 (in thousands):

		Fiscal Years
	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Total future amortization expense	$126,749	$12,903	$25,806	$25,806	$25,677	$19,093	$17,464

8.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	June 25, 2016	December 26, 2015
Inventory:
Raw materials	$39,062	$27,879
Work in process	60,988	52,599
Finished goods	102,230	94,221
Total inventory	$202,280	$174,699
Property, plant and equipment, net:
Computer hardware	$12,388	$11,097
Computer software(1)	25,170	22,548
Laboratory and manufacturing equipment	207,901	189,168
Furniture and fixtures	2,012	1,897
Leasehold improvements	41,924	38,946
Construction in progress	29,930	31,060
Subtotal	$319,325	$294,716
Less accumulated depreciation and amortization	(199,230)	(183,855)
Total property, plant and equipment, net	$120,095	$110,861
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,822	$6,821
Professional and other consulting fees	4,246	5,363
Taxes payable	6,186	3,295
Royalties	5,045	4,290
Other accrued expenses	15,167	13,967
Total accrued expenses	$36,466	$33,736

(1)
Included in computer software at June 25, 2016 and December 26, 2015 were $7.9 million and $7.9 million, respectively, related to an enterprise resource planning ("ERP") system that the Company implemented during 2012. The unamortized ERP costs at June 25, 2016 and December 26, 2015 were $3.5 million and $4.0 million, respectively.

9.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive income by component for the six months ended June 25, 2016 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 26, 2015	$(506)	$2,389	$(760)	$1,123
Net current-period other comprehensive income	639	(3,499)	—	(2,860)
Balance at June 25, 2016	$133	$(1,110)	$(760)	$(1,737)

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
The following table sets forth the computation of net income per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator:
Net income attributable to Infinera Corporation	$11,483	$17,906	$23,498	$30,272
Denominator:
Basic weighted average common shares outstanding	142,396	130,349	141,600	129,094
Effect of dilutive securities:
Employee equity plans	2,775	5,766	3,299	6,168
Assumed conversion of convertible senior notes from conversion spread	720	4,527	1,486	3,711
Diluted weighted average common shares outstanding	145,891	140,642	146,385	138,973

Net income per common share attributable to Infinera Corporation
Basic	$0.08	$0.14	$0.17	$0.23
Diluted	$0.08	$0.13	$0.16	$0.22
During the three and six months ended June 25, 2016 and June 27, 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the average market price was above the conversion price of the Notes. The dilutive impact of the Notes was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation.
The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for the three and six months ended June 25, 2016 and June 27, 2015 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Stock options	13	10	11	10
RSUs	2,663	73	1,721	789
PSUs	846	129	594	210
ESPP shares	—	—	291	207
Total	3,522	212	2,617	1,216

11.	Convertible Senior Notes
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
Upon conversion, it is the Company's intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, the Company intends to pay cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $12.58 per share of common stock.
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	June 25, 2016	December 26, 2015
Principal	$150,000	$150,000
Unamortized discount (1)	(19,955)	(24,560)
Unamortized issuance cost (1)	(1,717)	(2,113)
Net carrying amount	$128,328	$123,327

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately two years.

As of June 25, 2016 and December 26, 2015, the carrying amount of the equity component of the Notes was $43.3 million.
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
In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were initially recorded as other non-current assets and will be amortized to interest expense over the term of the Notes. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 during the first quarter of 2016. The December 26, 2015 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Contractual interest expense	$656	$656	$1,313	$1,313
Amortization of debt issuance costs	201	182	396	358
Amortization of debt discount	2,331	2,109	4,605	4,166
Total interest expense	$3,188	$2,947	$6,314	$5,837
The coupon rate is 1.75%. For the three and six months ended June 25, 2016 and June 27, 2015, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of June 25, 2016, the fair value of the Notes was $167.1 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 24, 2016. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended June 25, 2016, the closing price of the Company's common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the third quarter of

2016. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the third quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $10.96 on June 24, 2016, the if-converted value of the Notes did not exceed their principal amount.

12.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan ("2016 Plan") and the Company's stockholders approved the 2016 Plan in May 2016. As of June 25, 2016, the Company reserved a total of 7.4 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled, however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Stock options granted	—	$—
Stock options exercised	(259)	$4.24	$2,334
Stock options canceled	—	$—
Outstanding at June 25, 2016	2,252	$7.60	$7,853
Vested and expected to vest as of June 25, 2016	2,252		$7,852
Exercisable at June 25, 2016	2,243	$7.60	$7,834

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	4,932	$12.76	$91,285
RSUs granted	2,418	$15.08
RSUs released	(1,838)	$10.50	$22,584
RSUs canceled	(186)	$13.06
Outstanding at June 25, 2016	5,326	$14.59	$58,371
Expected to vest at June 25, 2016	4,995		$54,748

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	731	$12.35	$13,540
PSUs granted	647	$15.28
PSUs performance earned(1)	154	$9.43
PSUs released	(462)	$9.43	$6,650
PSUs canceled	(71)	$15.65
Outstanding at June 25, 2016	999	$14.23	$10,946
Expected to vest at June 25, 2016	962		$10,543

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $10.96 at June 24, 2016 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.96 at June 24, 2016 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 25, 2016. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$35	1.6
RSUs	$58,826	2.7
PSUs	$8,676	1.7
Employee Stock Options
The Company did not grant any stock options during the three and six months ended June 25, 2016. Amortization of stock-based compensation related to stock options in the three and six months ended June 25, 2016 and June 27, 2015 was insignificant in both periods.

Employee Stock Purchase Plan

The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Volatility	56%	53%	56%	53%
Risk-free interest rate	0.52%	0.13%	0.52%	0.13%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$4.53	$5.15	4.53	$5.15
Total stock-based compensation expense	$1,247	$1,077	$2,489	$2,128

Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 25, 2016 and June 27, 2015 was approximately $7.7 million and $13.8 million, respectively, and $5.9 million and $11.1 million, respectively.
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
The ranges of estimated values of the PSUs granted that are compared to an index, as well as the assumptions used in calculating these values were based on estimates as follows:

	2016	2015	2014
Index	SPGIIPTR	SPGIIPTR	SPGIIPTR
Index volatility	18%	18% - 19%	25%
Infinera volatility	55%	48%	49% - 50%
Risk-free interest rate	0.95% - 1.07%	0.97% - 1.10%	0.66% - 0.71%
Correlation with index	0.58 - 0.59	0.52	0.60
Estimated fair value	$10.31 - $16.62	$18.08 - $19.29	$6.59 - $7.60

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.

The following table summarizes by grant year, the Company’s PSU activity for the six months ended June 25, 2016 (in thousands):

	Total Number of Performance Stock Units	2013	2014	2015	2016
Outstanding at December 26, 2015	731	147	260	324	—
PSUs granted	647	—	—	—	647
PSUs performance earned(1)	154	70	53	31	—
PSUs released	(462)	(211)	(158)	(93)	—
PSUs canceled	(71)	(6)	(8)	(57)	—
Outstanding at June 25, 2016	999	—	147	205	647

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.
Amortization of stock-based compensation related to PSUs in the three and six months ended June 25, 2016 and June 27, 2015 was approximately $2.3 million and $3.2 million, respectively, and $1.3 million and $2.2 million, respectively.

Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 25, 2016	December 26, 2015
Stock-based compensation effects in inventory	$3,579	$3,129
Stock-based compensation effects in deferred inventory cost	$13	$13
Stock-based compensation effects in property, plant and equipment, net	$80	$93

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Stock-based compensation effects included in net income before income taxes
Cost of revenue	$746	$613	$1,419	$1,095
Research and development	3,904	2,817	6,225	5,395
Sales and marketing	2,945	2,070	5,180	3,791
General and administration	2,486	1,829	4,385	3,495
	$10,081	$7,329	$17,209	$13,776
Cost of revenue – amortization from balance sheet (1)	912	880	1,771	1,641
Total stock-based compensation expense	$10,993	$8,209	$18,980	$15,417

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

13.	Income Taxes
Provision for income taxes during the three and six months ended June 25, 2016 was $1.5 million and $1.7 million, respectively, on pre-tax income of $12.8 million and $24.8 million, respectively. This compared to a tax provision of $1.0 million and $1.6 million, respectively, on a pre-tax income of $18.9 million and $31.9 million, respectively, for the three and six months ended June 27, 2015. The results for the three months ended June 25, 2016 reflect approximately $7.0 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.6 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $2.0 million in the three months ended June 25, 2016 compared to June 27, 2015, which relates to a higher effective tax rate applied to a higher pre-tax income. The results for the six months ended June 25, 2016 reflected approximately $14.1 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $3.1 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $3.2 million in the six months ended June 25, 2016 compared to June 27, 2015, which relates to a higher effective tax rate applied to a higher pre-tax income. The increase in effective tax rate is attributed to higher state income taxes provided in those states where loss carryforwards are now exhausted as well as higher foreign income taxes related to the Transmode operations and increased spending in certain of the Company's cost-plus foreign subsidiaries.
In all periods, the tax expense projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the operating results of Transmode, inclusive of purchase accounting charges and amortization for the three and six months ended June 25, 2016. Due to the Company's significant U.S. loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. At June 25, 2016, the Company has been profitable for nine consecutive quarters beginning with the second quarter of 2014. Despite this trend, the Company must consider other positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At June 25, 2016, the Company believes that it is more-likely-than-not, that it would not be able to utilize its deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Americas:
United States	$166,710	$154,762	$341,225	$281,765
Other Americas	11,267	11,984	14,526	19,070
	177,977	166,746	355,751	300,835
Europe, Middle East and Africa	64,570	26,629	124,446	72,508
Asia Pacific and Japan	16,275	13,971	23,443	20,865
Total revenue	$258,822	$207,346	$503,640	$394,208

Property, plant and equipment, net

	June 25, 2016	December 26, 2015
United States	$112,289	$102,702
Other Americas	278	173
	112,567	102,875
Europe, Middle East and Africa	5,001	5,417
Asia Pacific and Japan	2,527	2,569
Total property, plant and equipment, net	$120,095	$110,861

15.	Guarantees
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
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Beginning balance	$39,999	$25,539	$38,844	$27,040
Charges to operations	7,308	6,019	14,062	11,367
Utilization	(3,702)	(3,003)	(8,689)	(4,821)
Change in estimate(1)	(2,616)	(116)	(3,228)	(5,147)
Balance at the end of the period	$40,989	$28,439	$40,989	$28,439

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

Letters of Credit and Bank Guarantees
The Company had $5.4 million of standby letters of credit and bank guarantees outstanding as of June 25, 2016 that consisted of $3.5 million related to customer performance guarantees, $1.2 million related to a value added tax and customs' licenses, and $0.7 million related to property leases. The Company had $5.2 million of standby letters of credit and bank guarantees outstanding as of December 26, 2015, respectively. These consisted of $3.1 million related to customer performance guarantees, $1.2 million related to a value added tax and customs' licenses, and $0.9 million related to property leases.
As of June 25, 2016 and December 26, 2015, the Company had a line of credit for approximately $1.3 million and $1.5 million, respectively, to support the issuance of letters of credit, of which $0.3 million had been issued and outstanding. The Company has pledged approximately $4.7 million of assets of a subsidiary to secure this line of credit and other obligations as of June 25, 2016 and December 26, 2015.

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
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 25, 2016, the Company has accrued the estimated liabilities associated with the Company's potential loss contingencies.

Intellectual Property Indemnification
The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

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
We manufacture large-scale Indium Phosphide photonic integrated circuits ("PICs"), which, when combined with our coherent digital signal processor branded as the FlexCoherent Processor, are used as key differentiating subsystems inside most of our Intelligent Transport Network platforms. We believe that our vertical integration of PICs, DSPs, ASICs and software, incorporated in the Infinera Intelligent Transport Network architecture, gives us a structural technology advantage over competing offerings. This advantage enables Service Providers to scale network bandwidth, accelerate service innovation and simplify optical network operations to reduce cost of ownership, and ultimately, create rich end-user experiences for their customers.
Our PIC-based approach has enabled us to build significant market share in long-haul and sub-sea networks with Service Providers around the world. Building on our leadership in long-haul and sub-sea, our Cloud Xpress platform also utilizes the PIC and targets the data center interconnect ("DCI") market, which we believe is a rapidly growing market as cloud infrastructures continue to evolve to address the massive ongoing demand of server-to-server traffic.
We also offer a suite of metro-focused solutions. On August 20, 2015, we successfully completed our public offer to the shareholders of Transmode AB ("Transmode"), acquiring 95.8% of the outstanding common shares and voting interest in Transmode, a metro packet-optical networking company based in Stockholm, Sweden. Shortly after the acquisition, we initiated compulsory acquisition proceedings in accordance with Swedish law (the "Squeeze-out Proceedings") in order to acquire the remaining 4.2% of Transmode shares not tendered. During the three months ended June 25, 2016, we recorded a security pledge of approximately 210.8 million in Swedish kronor ("SEK") ($24.9 million as of June 25, 2016) associated with the Squeeze-out Proceedings. We expect a significant portion of this security pledge to be paid during 2016, upon award on advance title to acquire the remaining 4.2% of Transmode shares. The combination of the two companies brings together a complementary set of customers, products and technologies into one company. With the acquisition of Transmode and the introduction of the Infinera DTN-X XTC-2/2E during 2015, we now provide an end-to-end portfolio of packet-optical solutions for metro, DCI, long-haul and subsea networks. With the TM-Series products from Transmode and our product portfolio, we believe we are well positioned to address the evolving requirements of our growing customer base.
We expect revenue to fluctuate in the short-term, in particular due to lighter current demand for new long-haul footprint and subsea opportunities. We continue to be well positioned to continue to generate revenue from capacity additions to previously deployed 100G long-haul footprint and increasing market adoption of the Cloud Xpress. Over time, we also expect to achieve cross-sell synergies from selling metro solutions into the traditional Infinera customer base and for sales of long-haul footprint to increase as we release products enabled by our Infinite Capacity Engine, a new optical engine subsystem that will be built with our 4th generation PIC technology and our next generation FlexCoherent Processor. In light of expecting a softer demand environment in the short-term, we are balancing aggressive cost management while ensuring that we invest sufficiently to take advantage of our significant market opportunities across the long-haul, metro and DCI markets. Looking further out, our expectation is that with sustained revenue growth, we can further leverage our vertically-integrated manufacturing model, which combined with our expanding portfolio of purpose built products, continued long-haul capacity adds into deployed networks and expense management, can result in improved profitability and cash flow.
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. Our long-term revenue growth will depend on the timely introduction of next-generation technology into our product portfolio, continued acceptance of our products, growth of communications traffic and the continued proliferation of bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
Our near-term quarter-over-quarter revenue may be impacted by several factors including general economic and market conditions, time-to-market development and market acceptance of new products, customer spending cycles and technology requirements, timing of large product deployments, and customer consolidation.
We maintain a diverse customer base across customer verticals and geographies, with several customers capable of spending significantly in a given quarter. However, in a period where multiple key customers slow spend, our business may be harmed if our customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. For the three months ended June 25, 2016, two customers individually accounted for 15% and 11% of our total revenue, respectively, and for the corresponding period in 2015, three customers individually accounted for 23%, 16% and 11% of our total revenue, respectively. For the six months ended June 25, 2016, three customers individually accounted for 16%, 13% and 12% of our total revenue, respectively, and four customers individually accounted for 14%, 13%, 12% and 11% of our total revenue for the corresponding period in 2015.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We primarily sell our products through our direct sales force but also sell indirectly through resellers. We derived 96% of our revenue from direct sales to customers during each of the three and six months ended June 25, 2016, respectively, and 95% of our revenue for each of the three and six months ended June 27, 2015, respectively. We are working to expand our indirect sales programs in the future to allow us to address a broader pool of customers with more channel friendly products such as the Cloud Xpress platform and TM-Series products. We expect to continue generating a substantial majority of our revenue from direct sales in the near future.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 25, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

Results of Operations
The results of operations for the three and six months ended June 25, 2016 reflects the inclusion of the Transmode business, which was acquired on August 20, 2015. The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	June 25, 2016		June 27, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$227,532	88%	$178,982	86%	$48,550	27%
Services	31,290	12%	28,364	14%	2,926	10%
Total revenue	$258,822	100%	$207,346	100%	$51,476	25%
Cost of revenue:
Product	$122,438	47%	$99,491	48%	$22,947	23%
Services	12,638	5%	11,059	5%	1,579	14%
Total cost of revenue	$135,076	52%	$110,550	53%	$24,526	22%
Gross profit	$123,746	47.8%	$96,796	46.7%	$26,950	28%

	Six Months Ended
	June 25, 2016		June 27, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$443,614	88%	$339,825	86%	$103,789	31%
Services	60,026	12%	54,383	14%	5,643	10%
Total revenue	$503,640	100%	$394,208	100%	$109,432	28%
Cost of revenue:
Product	$240,500	48%	$188,997	48%	$51,503	27%
Services	23,056	4%	20,303	5%	2,753	14%
Total cost of revenue	$263,556	52%	$209,300	53%	$54,256	26%
Gross profit	$240,084	47.7%	$184,908	46.9%	$55,176	30%

Revenue
Total product revenue increased by $48.6 million, or 27%, during the three months ended June 25, 2016 compared to the corresponding period in 2015. Total product revenue increased by $103.8 million, or 31%, during the six months ended June 25, 2016 compared to the corresponding period in 2015. These increases were primarily driven by the inclusion of revenue from Transmode metro products as well as continued growth associated with our Cloud Xpress platform. Additionally, during the six months ended June 25, 2016, we experienced increased revenue associated with our Infinera DTN-X platform largely through capacity additions to existing networks.
Total services revenue increased by $2.9 million, or 10%, during the three months ended June 25, 2016 compared to the corresponding period in 2015. Total services revenue increased by $5.6 million, or 10%, during the six months ended June 25, 2016 compared to the corresponding period in 2015. The increase in both the quarter and year-to-date periods was primarily due to inclusion of Transmode's services revenue since the acquisition, coupled with higher on-going support services as we have significantly grown our installed base over the last year.

We currently expect that total revenue in the third quarter of 2016 will represent a year-over-year decline of approximately 20% primarily driven by weaker demand in the long-haul market. Revenue from our metro-focused solutions are not expected to offset this decline in the near-term as our cross-selling synergies from the Transmode acquisition have been slower than we anticipated.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 25, 2016		June 27, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$166,710	64%	$154,762	75%	$11,948	8%
International	92,112	36%	52,584	25%	39,528	75%
	$258,822	100%	$207,346	100%	$51,476	25%
Total revenue by sales channel:
Direct	$247,459	96%	$196,385	95%	$51,074	26%
Indirect	11,363	4%	10,961	5%	402	4%
	$258,822	100%	$207,346	100%	$51,476	25%

	Six Months Ended
	June 25, 2016		June 27, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$341,225	68%	$281,766	71%	$59,459	21%
International	162,415	32%	112,442	29%	49,973	44%
	$503,640	100%	$394,208	100%	$109,432	28%
Total revenue by sales channel:
Direct	$482,410	96%	$374,378	95%	$108,032	29%
Indirect	21,230	4%	19,830	5%	1,400	7%
	$503,640	100%	$394,208	100%	$109,432	28%

Domestic revenue increased by $11.9 million, or 8%, during the three months ended June 25, 2016 compared to the corresponding period in 2015. The increase was primarily driven by customers in our wholesale and enterprise carrier and ICP verticals. Domestic revenue increased by $59.5 million, or 21%, during the six months ended June 25, 2016 compared to the corresponding period in 2015. The increase was primarily driven by customers in our wholesale and enterprise carrier, cable and ICP verticals.
International revenue increased by $39.5 million, or 75%, during the three months ended June 25, 2016 and increased by $50.0 million, or 44%, during the six months ended June 25, 2016 compared to the corresponding period in 2015. The increase was primarily led by the Europe, Middle East and Africa ("EMEA") region due to the inclusion of revenue from Transmode, which generates most of its revenue from within the EMEA region.

Cost of Revenue and Gross Margin
Gross margin was 47.8% during the three months ended June 25, 2016, up slightly from 46.7% in the corresponding period in 2015, and increased to 47.7% during the six months ended June 25, 2016 from 46.9% in the corresponding period of 2015. The increase is attributable to a variety of factors including benefits from our vertical integration and capacity additions to existing long-haul networks. Our vertically integrated operating model enables us to spread our primarily fixed manufacturing costs over a broader base of units as volumes continue to grow, leading to lower costs of each unit produced. Capacity additions to existing customer networks both in the form of line card additions and additional licenses under the Infinera Instant Bandwidth program led to higher gross margin levels since these capacity additions carry a higher gross margin profile than the footprint builds of new networks. These benefits were partially offset by purchase accounting costs, primarily related to amortization of intangibles associated with the Transmode acquisition of $5.0 million and $9.9 million during the three and six months ended June 26, 2016, respectively.
We currently expect that gross margin in the third quarter of 2016 will be lower as compared to the prior quarter driven by the absorption of fixed costs across a smaller revenue base, the increased competitive pricing environment and continued strategic investments we are making to win new footprint with both existing and new customers to allow us to maximize the benefit of our next generation of products built based on our Infinite Capacity Engine.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 25, 2016		June 27, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$59,541	23%	$43,421	21%	$16,120	37%
Sales and marketing	30,465	12%	21,535	10%	8,930	41%
General and administrative	17,658	7%	15,310	7%	2,348	15%
Total operating expenses	$107,664	42%	$80,266	38%	$27,398	34%

	Six Months Ended
	June 25, 2016		June 27, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$113,686	23%	$82,678	21%	$31,008	38%
Sales and marketing	60,474	12%	42,577	11%	17,897	42%
General and administrative	34,971	7%	27,966	7%	7,005	25%
Total operating expenses	$209,131	42%	$153,221	39%	$55,910	36%

Research and Development Expenses
Research and development expenses increased by $16.1 million, or 37%, during the three months ended June 25, 2016, and increased by $31.0 million, or 38%, during the six months ended June 25, 2016, compared to the corresponding periods in 2015. During the three and six months ended June 25, 2016, these increases were primarily due to increased personnel costs of $10.4 million and $19.8 million, respectively, as a result of incremental headcount from the acquisition of Transmode and additional headcount to support our expanding product roadmap, including our next generation of products based on our advanced PICs and coherent technologies. In addition, during the three and six months ended June 25, 2016, we increased spending on prototype and other engineering materials of $2.5 million and $4.9 million, respectively, outside professional services costs of $1.1 million and $2.8 million, respectively, and discretionary spending of $2.1 million and $3.5 million, respectively, to support our growing business.
Sales and Marketing Expenses
Sales and marketing expenses increased by $8.9 million, or 41%, during the three months ended June 25, 2016, and increased by $17.9 million, or 42%, during the six months ended June 25, 2016 compared to the corresponding periods in 2015. During the three and six months ended June 25, 2016, these increases were primarily driven by higher personnel costs of $5.0 million and $10.7 million, respectively, due to incremental headcount from the acquisition of Transmode and additional headcount to support the continued expansion of our business into new markets and customer verticals. In addition, during the three and six months ended June 25, 2016, the increase also included amortization of intangible assets of $1.6 million and $3.1 million, respectively, and higher discretionary spending of $2.3 million and $5.0 million, respectively, to support our expanding business. The increase during the six months ended June 25, 2016 was offset by lower prototype and lab trial spending of $0.9 million due to timing of certain projects.
General and Administrative Expenses
General and administrative expenses increased by $2.3 million, or 15%, during the three months ended June 25, 2016, and increased by $7.0 million, or 25%, during the six months ended June 25, 2016 compared to the corresponding periods in 2015. During the three and six months ended June 25, 2016, these increases were primarily due to higher personnel-related costs of $2.0 million and $4.4 million, respectively, driven by incremental headcount from the acquisition of Transmode and additional headcount to allow our infrastructure to scale to support our expanding business. During the three and six months ended June 25, 2016, we also incurred higher discretionary spending of $1.1 million and $2.6 million, respectively. Additionally, the increase during the three months ended June 25, 2016 was offset by decreased outside professional services costs of $0.8 million.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 25, 2016	June 27, 2015	Change	% Change	June 25, 2016	June 27, 2015	Change	% Change
	(In thousands)
Interest income	$595	$551	$44	8%	$1,117	$965	$152	16%
Interest expense	(3,176)	(2,947)	(229)	8%	(6,331)	(5,837)	(494)	8%
Other gain (loss), net	(714)	4,780	(5,494)	(115)%	(928)	5,081	(6,009)	(118)%
Total other income (expense), net	$(3,295)	$2,384	$(5,679)	(238)%	$(6,142)	$209	$(6,351)	(3,039)%
Interest income increased by $0.2 million for the six months ended June 25, 2016 compared to the corresponding period in 2015 due to a higher average investment balance as we continue to generate cash in the business. Interest expense for the three and six months ended June 25, 2016 increased by $0.2 million and $0.5 million, respectively, due to an increase of amortization of discount and issuance costs related to the $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the "Notes"). The change in other gain (loss), net, during the three and six months ended June 25, 2016 compared to the corresponding periods of 2015 was primarily due to a $4.8 million gain in 2015 recognized from a foreign currency forward contract that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode in the year ago period.
Income Tax Provision
Provision for income taxes during the three and six months ended June 25, 2016 was $1.5 million and $1.7 million, respectively, on pre-tax income of $12.8 million and $24.8 million, respectively. This compares to a tax provision of $1.0 million and $1.6 million on a pre-tax income of $18.9 million and $31.9 million, respectively, during the three and six months ended June 27, 2015. The results for the three months ended June 25, 2016 reflect approximately $7.0 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.6 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $2.0 million during the three months ended June 25, 2016 compared to June 27, 2015, which relates to a higher effective tax rate applied to a higher pre-tax income. The results for the six months ended June 25, 2016 reflected approximately $14.1 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $3.1 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $3.2 million during the six months ended June 25, 2016 compared to June 27, 2015, which relates to a higher effective tax rate applied to a higher pre-tax income. The increase in effective tax rate is attributed to higher state income taxes provided in those states where loss carryforwards are now exhausted as well as higher foreign income taxes related to the Transmode operations and increased spending in certain of our cost-plus foreign subsidiaries.
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, we established a valuation allowance against our deferred tax assets as we determined that our ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether we need to maintain the valuation allowance recorded against our net deferred tax assets. At June 25, 2016, we have been profitable for nine consecutive quarters beginning with the second quarter of 2014. Despite this trend, we must consider other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a valuation allowance against our net U.S. deferred tax assets. At June 25, 2016, we believe that it is more-likely-than-not, that we would not be able to utilize our deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

Liquidity and Capital Resources

	Six Months Ended
	June 25, 2016	June 27, 2015
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$38,200	$74,870
Investing activities	$(28,675)	$24,733
Financing activities	$(19,438)	$11,927

	June 25, 2016	December 26, 2015
	(In thousands)
Cash and cash equivalents	$138,380	$149,101
Short and long-term investments	207,314	202,068
Short and long-term restricted cash	30,297	5,310
	$375,991	$356,479
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, commercial paper, money market funds, corporate bonds and U.S. treasuries. Long-term investments primarily consist of corporate bonds. The short-term restricted cash balance consists of a security pledge related to the Transmode acquisition Squeeze-out Proceedings. The long-term restricted cash balance amounts are primarily pledged as collateral for certain stand-by and commercial letters of credit related to customer proposal guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the six months ended June 25, 2016 was $38.2 million as compared to net cash provided by operating activities of $74.9 million for the corresponding period in 2015.
Net income adjusted for non-cash items was $77.8 million during the six months ended June 25, 2016 compared to $60.1 million for the corresponding period in 2015. The increase in the current year was primarily attributable to higher revenue levels along with improved gross margin levels.
Net cash used to fund working capital was $39.6 million during the six months ended June 25, 2016. Accounts receivable increased $7.4 million primarily due to the timing of invoicing in the period and inventory increased by $31.3 million as a result of stocking more components due to longer lead times with component suppliers, building up PIC die bank inventory on our current generation of products to allow us to shift manufacturing capacity to our next generation PICs as well as inventory on new products. Accounts payable decreased by $7.3 million primarily reflecting timing of purchases and payments during the period. Deferred revenue increased $10.1 million due to higher on-going support services as we continue to grow our installed base.
Net cash used to fund working capital was $14.8 million during the six months ended June 27, 2015. Accounts receivable decreased by $45.1 million primarily reflecting linearity of invoicing and collections activities in the period. Inventory increased by $12.8 million in order to support higher expected demand while accounts payable decreased by $23.6 million primarily reflecting timing of purchases and payments during the period.
Investing Activities
Net cash used in investing activities during the six months ended June 25, 2016 was $28.7 million compared to $24.7 million for the corresponding period in 2015. Investing activities during the six months ended June 25, 2016 included net usage of $5.3 million associated with purchases and maturities of investments, and capital expenditures of $23.3 million. Investing activities during the six months ended June 27, 2015 included net proceeds of $40.8 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $16.1 million.

Financing Activities
Net cash provided by financing activities during the six months ended June 25, 2016 was $19.4 million compared to $11.9 million in the corresponding period of 2015. Financing activities included a $24.9 million security pledge to acquire the noncontrolling interest related to the Transmode acquisition. Additionally, both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units. Financing activities during the six months ended June 27, 2015 also included proceeds from the exercise of stock options.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, exercise of employee stock options and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including any cash we will be required to disburse as part of the Transmode related Squeeze-out Proceedings. During the three months ended June 25, 2016, we recorded a security pledge of approximately SEK 210.8 million ($24.9 million as of June 25, 2016) associated with the Squeeze-out Proceedings. We expect a significant portion of this security pledge to be paid during 2016, upon award on advance title to acquire the remaining 4.2% of Transmode shares. For more information regarding the squeeze-out proceedings, see Note 6, "Business Combination" to the Notes to Condensed Consolidated Financial Statements. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended June 25, 2016, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the third quarter of 2016. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition, if we choose to settle the amounts in cash. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the third quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term, even if the conversion criteria is met.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of June 25, 2016, long-term debt, net, was $128.3 million, which represents the liability component of the $150.0 million principal balance, net of $21.7 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. To the extent that the holders of the Notes request conversion during an early conversion window, we may require funds for repayment of such Notes prior to their maturity date.
As of June 25, 2016, contractual obligations related to the Notes are payments of $1.3 million due in the remainder of 2016, $2.6 million due in 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of June 25, 2016, we had $257.7 million of cash, cash equivalents, and short-term investments, including $55.6 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of June 25, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes to our market risk during the six months ended June 25, 2016.

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
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income, have historically varied from period to period and may continue to do so in the future. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of June 25, 2016, our accumulated deficit was $515.9 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses. In addition, given the increase in the size of our business as a result of the acquisition of Transmode, our historical results may not be indicative of our combined operations going forward.
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

•
fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures, as well as the timing of purchases by our key customers;

•	changes in customers’ budgets for optical transport network equipment purchases and changes or variability in their purchasing cycles;

•	fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins;

•	the process of integrating the Transmode business with our business and the associated potential disruptions to our business;

•	the timing of product releases or upgrades by us;

•	how quickly, or at all, the markets in which we operate adopt our solutions;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	any significant changes in the competitive dynamics of our market, including any new entrants, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

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

We have experienced rapid growth and increased demand for our products over the last few years. Our employee headcount and number of end-customers have increased significantly, and we expect to continue to grow headcount over the next year. For example, from the end of fiscal 2013 to the end of fiscal 2015, our headcount increased from 1,318 to 2,056 employees. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, and operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount and processes in an efficient manner.

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
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 43.4% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•	significant new customer deployments, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	pricing and commercial terms designed to secure long-term customer relationships;

•	the volume of Infinera Instant Bandwidth-enabled solutions sold, and Instant Bandwidth licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.

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
The transaction to acquire Transmode was completed on August 20, 2015, and Transmode’s business became a part of our business as of that date. The integration of our company with Transmode has been and will continue to be a complex, costly and time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which include the ability to achieve revenue synergies, increased negotiating leverage with third-party suppliers as a result of higher volumes, and, to a lesser extent, certain operating expense synergies expected from avoiding duplicative costs. The failure to successfully integrate the combined operations, including the failure to retain key employees, could impact our ability to realize the full benefits of our acquisition of Transmode. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
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
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	power consumption;

•	form factor or density;

•	installation and operation simplicity;

•	heat dissipation;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	service and support;

•	scalability and investment protection; and

•	product lead times.
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
We also compete with low-cost producers that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. These competitors often base their products on the latest commercially available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.
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
A relatively small number of customers account for a large percentage of our revenue. For example, for the six months ended June 25, 2016, three customers accounted for approximately 41% of our total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. While we view our diverse customer base across multiple customer verticals as a strength and expect greater overall customer diversification as a result of our acquisition of Transmode, we expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period.
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

Our large customers have substantial negotiating leverage, which may cause us to agree to terms and conditions that result in decreased revenue due to lower average selling prices and potentially higher cost of sales leading to lower gross margin, all of which would harm our operating results.
Substantial changes in the optical transport networking industry have occurred over the last few years. Many potential customers have experienced static or declining revenue. Many of our customers have substantial debt burdens, many have experienced financial distress, and some have gone out of business, been acquired by other service providers, or announced their withdrawal from segments of the business. Consolidation in the markets in which we compete has resulted in changes in the structure of the communications networking industry, with greater concentration of purchasing power in a small number of large service providers, cable operators and ICPs. The increased concentration among our customer base may also lead to increased competition for new network deployments and increased negotiating power for our customers. This may cause us to decrease our average selling prices, which would have an adverse impact on our operating results.
Further, many of our customers are large Service Providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. Our customers have and may continue to seek advantageous pricing, payment and other commercial terms. We have and may continue to agree to unfavorable commercial terms with these customers, including reducing the average selling price of our products or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs.
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
The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, the gain or loss of customers, strategic alliances or agreements by us or by our competitors;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•
changes in the estimates of our future operating results or external guidance on those results or changes in recommendations or business expectations by any securities analysts that elect to follow our common stock;

•	recruitment or departure of key personnel;

•	mergers and acquisitions by us or by our competitors; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
In addition, if the market for technology stocks or the stock market in general experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
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
If reliability, quality or network monitoring problems develop, a number of negative effects on our business could result, including:

•	reduced orders from existing customers;

•	declining interest from potential customers;

•	delays in our ability to recognize revenue;

•	costs associated with fixing software or hardware defects or replacing products;

•	high service and warranty expenses;

•	delays in shipments;

•	high inventory excess and obsolescence expense;

•	high levels of product returns;

•	diversion of our engineering personnel from our product development efforts;

•	delays in collecting accounts receivable; and

•	payment of liquidated damages, performance guarantees or similar penalties.

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
We currently anticipate that the acquisition will be accretive to our earnings per share in the longer term. This expectation is based on preliminary estimates that may materially change. We may encounter additional integration-related costs, fail to realize the benefits anticipated in the acquisition or be subject to other factors that adversely affect preliminary estimates. Any of these factors could delay or significantly reduce the expected accretive effect of the acquisition and contribute to a decrease in the price of our common stock.
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
Sales of our products into international markets are an important part of our business and these international sales, particularly in the EMEA region, are expected to increase as a result of the Transmode acquisition. During the three months ended June 25, 2016 and June 27, 2015, we derived approximately 36% and 25%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence, including as a result of our acquisition of Transmode. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, China, India and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency.
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
As we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union and, in particular, the United Kingdom's pending exit from the E.U. (Brexit) as well as other countries potentially choosing to exit the E.U., could slow economic growth in the region, affect foreign exchange rates, and could further discourage near-term economic activity, including our customers delaying purchases of our products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, operating results and financial condition.

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
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, rates, and interpretations in multiple jurisdictions in which we operate;

•	changes in accounting and tax treatment of equity-based compensation;

•	changes to the financial accounting rules for income taxes; and

•	the resolution of issues arising from tax audits.
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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Infinera Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33286) filed with the SEC on May 17, 2016.

10.2	Form of Notice of Grant of Restricted Stock Units, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33286) filed with the SEC on May 17, 2016.

10.3
Form of Notice of Grant of Restricted Stock Units for Directors, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (No. 001-33286), filed with the SEC on May 17, 2016.

10.4	Form of Notice of Grant of Performance Shares, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (No. 001-33286) filed with the SEC on May 17, 2016.

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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 2, 2016