Form 10-Q
period 2016-09-24
INFINERA CORP
filed 2016-11-01
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, 144,573,314 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 24, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 24, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$130,996	$149,101
Short-term investments	136,643	125,561
Short-term restricted cash	9,700	—
Accounts receivable, net of allowance for doubtful accounts of $807 in 2016 and $630 in 2015	152,467	186,243
Inventory	231,528	174,699
Prepaid expenses and other current assets	30,520	29,511
Total current assets	691,854	665,115
Property, plant and equipment, net	120,137	110,861
Intangible assets	133,939	156,319
Goodwill	187,927	191,560
Long-term investments	72,439	76,507
Cost-method investment	19,500	14,500
Long-term restricted cash	6,467	5,310
Other non-current assets	4,196	4,009
Total assets	$1,236,459	$1,224,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,789	$92,554
Accrued expenses	37,857	33,736
Accrued compensation and related benefits	37,942	49,887
Accrued warranty	15,875	17,889
Deferred revenue	38,063	42,977
Total current liabilities	206,526	237,043
Long-term debt, net	130,924	123,327
Accrued warranty, non-current	22,746	20,955
Deferred revenue, non-current	18,369	13,881
Deferred tax liability	31,419	35,731
Other long-term liabilities	18,161	16,183
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 24, 2016 and December 26, 2015
Issued and outstanding shares – 144,536 as of September 24, 2016 and 140,197 as of December 26, 2015	145	140
Additional paid-in capital	1,341,501	1,300,301
Accumulated other comprehensive income (loss)	(6,010)	1,123
Accumulated deficit	(527,322)	(539,413)
Total Infinera Corporation stockholders’ equity	808,314	762,151
Noncontrolling interest	—	14,910
Total stockholders' equity	808,314	777,061
Total liabilities and stockholders’ equity	$1,236,459	$1,224,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenue:
Product	$156,188	$202,365	$599,802	$542,190
Services	29,264	30,107	89,290	84,490
Total revenue	185,452	232,472	689,092	626,680
Cost of revenue:
Cost of product	91,064	117,154	331,564	306,151
Cost of services	9,786	12,513	32,842	32,816
Total cost of revenue	100,850	129,667	364,406	338,967
Gross profit	84,602	102,805	324,686	287,713
Operating expenses:
Research and development	50,855	45,466	164,541	128,144
Sales and marketing	27,960	24,721	88,434	67,298
General and administrative	16,646	18,358	51,617	46,324
Total operating expenses	95,461	88,545	304,592	241,766
Income (loss) from operations	(10,859)	14,260	20,094	45,947
Other income (expense), net:
Interest income	647	406	1,764	1,371
Interest expense	(3,313)	(3,014)	(9,644)	(8,851)
Other gain (loss), net	(188)	(3,293)	(1,116)	1,788
Total other income (expense), net	(2,854)	(5,901)	(8,996)	(5,692)
Income (loss) before income taxes	(13,713)	8,359	11,098	40,255
Provision for (benefit from) income taxes	(2,416)	(151)	(725)	1,473
Net income (loss)	(11,297)	8,510	11,823	38,782
Less: Loss attributable to noncontrolling interest	(125)	—	(503)	—
Net income (loss) attributable to Infinera Corporation	$(11,172)	$8,510	$12,326	$38,782
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(0.08)	$0.06	$0.09	$0.30
Diluted	$(0.08)	$0.06	$0.08	$0.27
Weighted average shares used in computing net income (loss) per common share:
Basic	143,850	134,834	142,350	131,007
Diluted	143,850	145,300	145,921	141,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income (loss)	$(11,297)	$8,510	$11,823	$38,782
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(166)	90	476	279
Foreign currency translation adjustment	(4,107)	4,729	(7,609)	4,699
Net change in accumulated other comprehensive income (loss)	(4,273)	4,819	(7,133)	4,978
Less: Comprehensive loss attributable to noncontrolling interest	(125)	—	(503)	—
Comprehensive income (loss) attributable to Infinera Corporation	$(15,445)	$13,329	$5,193	$43,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash Flows from Operating Activities:
Net income	$11,823	$38,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,764	22,094
Amortization of debt discount and issuance costs	7,598	6,873
Amortization of premium on investments	925	2,405
Stock-based compensation expense	29,191	23,868
Other loss (gain)	261	(448)
Changes in assets and liabilities:
Accounts receivable	33,044	28,838
Inventory	(61,078)	(8,901)
Prepaid expenses and other assets	(1,625)	(6,058)
Accounts payable	(13,935)	(2,339)
Accrued liabilities and other expenses	(7,580)	(7,196)
Deferred revenue	(805)	700
Accrued warranty	(179)	8,742
Net cash provided by operating activities	43,404	107,360
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(118,017)	(126,940)
Proceeds from sales of available-for-sale investments	—	67,303
Proceeds from maturities and calls of investments	110,554	178,717
Acquisition of business, net of cash acquired	—	(144,445)
Realized gain from forward contract for business acquisition	—	1,053
Purchase of cost-method investment	(5,000)	—
Purchase of property and equipment	(32,878)	(26,710)
Change in restricted cash	(4,950)	127
Net cash used in investing activities	(50,291)	(50,895)
Cash Flows from Financing Activities:
Security pledge related to Squeeze-out Proceedings	(5,921)	—
Acquisition of noncontrolling interest	(16,771)	—
Proceeds from issuance of common stock	16,486	23,433
Minimum tax withholding paid on behalf of employees for net share settlement	(3,592)	(5,043)
Net cash provided by (used in) financing activities	(9,798)	18,390
Effect of exchange rate changes on cash	(1,420)	(247)
Net change in cash and cash equivalents	(18,105)	74,608
Cash and cash equivalents at beginning of period	149,101	86,495
Cash and cash equivalents at end of period	$130,996	$161,103
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$5,557	$2,552
Cash paid for interest	$1,445	$1,317
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$5,211	$5,861
Common stock issued in connection with acquisition	$—	$169,507
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
The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015. For the three and nine months ended September 24, 2016, cost of revenue was lower by $2.0 million related to a change in estimate associated with the treatment of manufacturing variances as the Company transitioned the former Transmode business onto the Company’s enterprise resource planning ("ERP") system.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended September 24, 2016, two customers individually accounted for 16% and 12% of the Company's total revenue, respectively, and for the corresponding period in 2015, two customers individually accounted for 26% and 16% of the Company's total revenue, respectively. For the nine months ended September 24, 2016, two customers individually accounted for 16% and 10% of the Company's total revenue, respectively, and for the corresponding period in 2015, two customers individually accounted for 18% and 15% of the Company's total revenue, respectively.
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 24, 2016 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015, with the exception of the Company's adoption of Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting") ("ASU 2016-09"). For more information, see Note 2, "Recent Accounting Pronouncements" to the Notes to Condensed Consolidated Financial Statements.

2.	Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. This guidance is effective for the Company in its first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its condensed consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows, and allows for an accounting policy election to either estimate the number of forfeitures (current U.S. GAAP) or account for forfeitures when they occur, amongst other provisions. This standard provides for prospective, retrospective, or modified retrospective adoption of each of the changes. ASU 2016-09 is effective for the Company in its first quarter of fiscal 2017 and early adoption is permitted.
The Company elected to early adopt ASU 2016-09 as of its third fiscal quarter beginning on June 26, 2016. The Company also elected to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis. The adoption of ASU 2016-09 and the change in the Company’s accounting policy resulted in a $0.2 million increase to additional paid-in capital and accumulated deficit as of December 26, 2015. The Company also recorded $0.3 million of stock-based compensation expense during the three months ended September 24, 2016 to true-up for the differential between the amount of stock-based compensation cost previously recorded for the first six months ended June 25, 2016 and the amount that would have been recorded without assuming forfeitures. Additionally, the Company adopted the change in presentation in the condensed consolidated statement of cash flows related to excess tax benefits on a prospective basis. Accordingly, prior periods have not been adjusted. There was no impact for the change in presentation in the condensed consolidated statement of cash flows related to statutory tax withholding requirements as the Company has historically classified the statutory tax withholding as a financing activity in its consolidated statement of cash flows.
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

In July 2015, the FASB issued Accounting Standards Update 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under ASU 2015-11, inventory should be at the lower of cost and net realizable value. This guidance is effective for the Company in its first quarter of fiscal 2017 and early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts from Customers" ("ASU 2014-09"), which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. In April 2016, the FASB issued Accounting Standards Update 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. These standards will be effective for the Company's first quarter of 2018. The Company is currently evaluating the impact of these new standards on its consolidated financial statements.

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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 24, 2016				As of December 26, 2015
	Fair Value Measured Using				Fair Value Measured Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$35,629	$—	$—	$35,629	$37,829	$—	$—	$37,829
Certificates of deposit	—	2,602	—	2,602	—	5,001	—	5,001
Commercial paper	—	40,325	—	40,325	—	10,997	—	10,997
Corporate bonds	—	105,160	—	105,160	—	163,400	—	163,400
U.S. agency notes	—	9,782	—	9,782	—	10,717	—	10,717
U.S. treasuries	56,209	—	—	56,209	24,851	—	—	24,851
Foreign currency exchange forward contracts	—	208	—	208	—	490	—	490
Total assets	$91,838	$158,077	$—	$249,915	$62,680	$190,605	$—	$253,285
Liabilities
Foreign currency exchange forward contracts	$—	$(263)	$—	$(263)	$—	$(44)	$—	$(44)
During the three and nine months ended September 24, 2016, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy.
Investments at fair value were as follows (in thousands):

	September 24, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$35,629	$—	$—	$35,629
Certificates of deposit	2,600	2	—	2,602
Commercial paper	40,340	—	(15)	40,325
Corporate bonds	105,215	21	(76)	105,160
U.S. agency notes	9,787	—	(5)	9,782
U.S. treasuries	56,168	47	(6)	56,209
Total available-for-sale investments	$249,739	$70	$(102)	$249,707

	December 26, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$37,829	$—	$—	$37,829
Certificates of deposit	5,000	1	—	5,001
Commercial paper	10,997	—	—	10,997
Corporate bonds	163,797	—	(397)	163,400
U.S. agency notes	10,786	—	(69)	10,717
U.S. treasuries	24,894	—	(43)	24,851
Total available-for-sale investments	$253,303	$1	$(509)	$252,795
As of September 24, 2016, the Company’s available-for-sale investments have a contractual maturity term of up to 24 months. Gross realized gains and losses on short-term and long-term investments for the three and nine months ended September 24, 2016 and September 26, 2015 were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of September 24, 2016 and December 26, 2015, the Company held $90.4 million and $98.4 million of cash in banks, respectively, excluding restricted cash.

4.	Cost-method Investments
On September 20, 2016, the Company invested $5.0 million in a privately-held company. In addition to the $5.0 million investment, the transaction included a customer supply agreement and warrants to purchase $10 million of additional preferred stock. The warrants vest and become exercisable upon certain conditions being met.
As of September 24, 2016, the Company had investments totaling $19.5 million in two privately-held companies. These investments are accounted for as cost-method investments as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of either entity. The investments are carried at historical cost in the Company's condensed consolidated financial statements. The Company regularly evaluates the carrying value of these cost-method investments for impairment. If the Company believes that the carrying value of the cost basis investments is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of September 24, 2016, no event had occurred that would adversely affect the carrying value of these investments and thus no impairment charges have been recorded for these cost-method investments.

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
Historically, the Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro and British pound denominated receivables and restricted cash balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk.
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
For the three months ended September 24, 2016 and September 26, 2015, the before-tax effect of the foreign currency exchange forward contracts were a loss of $0.2 million and a gain of $0.3 million, respectively, and for the nine months ended September 24, 2016 and September 26, 2015, the before-tax effect of the foreign currency exchange forward contracts were a loss of $0.8 million and a loss of $3.1 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of September 24, 2016, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.

The fair value of derivative instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 24, 2016			As of December 26, 2015
	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$24,207	$—	$(262)	$46,753	$319	$(44)
Related to British pound denominated receivables	$3,749	208	—	$6,686	171	—
Related to restricted cash	$258	—	(1)	$252	—	—
		$208	$(263)		$490	$(44)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.
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
Shortly after the Acquisition Date, the Company initiated compulsory acquisition proceedings in accordance with Swedish law (the "Squeeze-out Proceedings") in order to acquire the remaining 4.2%, or 1.2 million Transmode shares, not tendered through the end of the offer period. As of the Acquisition Date, the fair value of the noncontrolling interest was approximately $15.4 million, which was based on the implied enterprise value of Transmode at the Acquisition Date. In August 2016, the Company received advance title and paid an undisputed purchase price of $16.8 million to acquire the remaining 4.2% of Transmode shares not tendered in the initial offer. The additional $16.8 million paid resulted in the elimination of the noncontrolling interest and an increase in additional paid-in capital. As of September 24, 2016, the Company continues to maintain a security pledge of approximately $5.9 million required by Swedish law until a final adjustment, if any, is determined. The final amount and timing of the final disposition are currently uncertain and will be determined by an arbitration tribunal at the completion of the Squeeze-out Proceedings.
The Company has accounted for this transaction as a business combination in exchange for total consideration of $350.6 million, which consisted of the following (in thousands, except shares):

Cash	$181,133
Common stock (7.9 million shares)	169,507
Total	$350,640
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
Noncontrolling interest was as follows (in thousands):

	September 24, 2016	December 26, 2015
Beginning noncontrolling interest	$14,910	$—
Noncontrolling interest investment	—	15,373
Acquisition of noncontrolling interest	(14,407)	—
Loss attributable to noncontrolling interest	(503)	(463)
Ending noncontrolling interest	$—	$14,910

7.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine months ended September 24, 2016 (in thousands):

Balance as of December 26, 2015	$191,560
Foreign currency translation adjustments	(3,633)
Accumulated impairment loss	—
Balance as of September 24, 2016	$187,927
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 24, 2016 and December 26, 2015 (in thousands):

	September 24, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$234	$(234)	$—	—
Customer relationships	49,042	(6,753)	42,289	6.9
Developed technology	100,285	(21,213)	79,072	4.0
Other intangible assets	819	(554)	265	4.9
Total intangible assets with finite lives	$150,380	$(28,754)	$121,626	5.0
In-process technology	12,313	—	12,313
Total intangible assets	$162,693	$(28,754)	$133,939

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$239	$(168)	$71	0.2
Customer relationships	49,991	(2,197)	47,794	7.7
Developed technology	94,256	(6,629)	87,627	4.6
Other intangible assets	819	(513)	306	5.6
Total intangible assets with finite lives	$145,305	$(9,507)	$135,798	5.7
In-process technology	20,521	—	20,521
Total intangible assets	$165,826	$(9,507)	$156,319
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.7 million and $19.8 million for the three and nine months ended September 24, 2016, respectively, and was $2.6 million for the three and nine months ended September 26, 2015.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the nine months ended September 24, 2016, the Company transferred $7.8 million of its in-process technology to developed technology, which is being amortized over a maximum useful life of 7 years. In-process technology of $12.3 million as of September 24, 2016 is not subject to amortization. As such, the Company excluded it in the future amortization expense table below.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 24, 2016 (in thousands):

		Fiscal Years
	Total	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
Total future amortization expense	$121,626	$6,612	$26,487	$26,487	$25,879	$18,886	$17,275

8.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	September 24, 2016	December 26, 2015
Inventory:
Raw materials	$37,199	$27,879
Work in process	65,540	52,599
Finished goods	128,789	94,221
Total inventory	$231,528	$174,699
Property, plant and equipment, net:
Computer hardware	$12,741	$11,097
Computer software(1)	26,718	22,548
Laboratory and manufacturing equipment	215,690	189,168
Furniture and fixtures	2,060	1,897
Leasehold improvements	43,048	38,946
Construction in progress	27,976	31,060
Subtotal	$328,233	$294,716
Less accumulated depreciation and amortization	(208,096)	(183,855)
Total property, plant and equipment, net	$120,137	$110,861
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,293	$6,821
Professional and other consulting fees	4,198	5,363
Taxes payable	4,532	3,295
Royalties	5,376	4,290
Other accrued expenses	17,458	13,967
Total accrued expenses	$37,857	$33,736

(1)
Included in computer software at September 24, 2016 and December 26, 2015 were $9.1 million and $7.9 million, respectively, related to an ERP system that the Company implemented. The unamortized ERP costs at September 24, 2016 and December 26, 2015 were $4.3 million and $4.0 million, respectively.

9.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 24, 2016 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 26, 2015	$(506)	$2,389	$(760)	$1,123
Net current-period other comprehensive income (loss)	476	(7,609)	—	(7,133)
Balance at September 24, 2016	$(30)	$(5,220)	$(760)	$(6,010)

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
The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Numerator:
Net income (loss) attributable to Infinera Corporation	$(11,172)	$8,510	$12,326	$38,782
Denominator:
Basic weighted average common shares outstanding	143,850	134,834	142,350	131,007
Effect of dilutive securities:
Employee equity plans	—	5,397	2,580	5,911
Assumed conversion of convertible senior notes from conversion spread	—	5,069	991	4,164
Diluted weighted average common shares outstanding	143,850	145,300	145,921	141,082

Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.08)	$0.06	$0.09	$0.30
Diluted	$(0.08)	$0.06	$0.08	$0.27
The Company incurred a net loss during the three months ended September 24, 2016, and as a result, potential common shares from options, RSUs, PSUs and assumed release of outstanding stock under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
During the nine months ended September 24, 2016 and the three and nine months ended September 26, 2015, the effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share as their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.
During the nine months ended September 24, 2016 and the three and nine months ended September 26, 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the average market price was above the conversion price of the Notes. The dilutive impact of the Notes was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Stock options	1,834	1	61	7
RSUs	5,475	26	2,454	535
PSUs	905	—	643	97
ESPP shares	1,334	484	638	300
Total	9,548	511	3,796	939

11.	Convertible Senior Notes
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	September 24, 2016	December 26, 2015
Principal	$150,000	$150,000
Unamortized discount (1)	(17,565)	(24,560)
Unamortized issuance cost (1)	(1,511)	(2,113)
Net carrying amount	$130,924	$123,327

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 20 months.

As of September 24, 2016 and December 26, 2015, the carrying amount of the equity component of the Notes was $43.3 million.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Contractual interest expense	$656	$656	$1,969	$1,969
Amortization of debt issuance costs	206	186	602	544
Amortization of debt discount	2,391	2,162	6,996	6,328
Total interest expense	$3,253	$3,004	$9,567	$8,841
The coupon rate is 1.75%. For the three and nine months ended September 24, 2016 and September 26, 2015, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.

As of September 24, 2016, the fair value of the Notes was $156.0 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 23, 2016. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended September 24, 2016, the closing price of the Company's common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the fourth quarter of 2016. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the fourth quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $8.85 on September 23, 2016, the if-converted value of the Notes did not exceed their principal amount.

12.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan ("2016 Plan") and the Company's stockholders approved the 2016 Plan in May 2016. As of September 24, 2016, the Company reserved a total of 7.2 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Stock options granted	—	$—
Stock options exercised	(651)	$4.42	$4,158
Stock options canceled	(26)	$12.38
Outstanding at September 24, 2016	1,834	$8.19	$1,761
Exercisable at September 24, 2016	1,826	$8.19	$1,761

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	4,932	$12.76	$91,285
RSUs granted	2,791	$14.32
RSUs released	(1,984)	$10.63	$23,948
RSUs canceled	(263)	$13.74
Outstanding at September 24, 2016	5,476	$14.28	$48,461

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	731	$12.35	$13,540
PSUs granted	647	$15.28
PSUs performance earned(1)	234	$12.28
PSUs released	(615)	$11.25	$8,077
PSUs canceled	(92)	$15.21
Outstanding at September 24, 2016	905	$14.02	$8,008
Expected to vest at September 24, 2016	195		$1,725

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $8.85 at September 23, 2016 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $8.85 at September 23, 2016 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 24, 2016. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$30	1.3
RSUs	$60,952	2.6
PSUs	$7,163	1.6
Employee Stock Options
The Company did not grant any stock options during the three and nine months ended September 24, 2016. Amortization of stock-based compensation related to stock options in the three and nine months ended September 24, 2016 and September 26, 2015 was insignificant in both periods.

Employee Stock Purchase Plan

The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Volatility	67%	39%	56% - 67%	39% - 53%
Risk-free interest rate	0.51%	0.26%	0.51% - 0.52%	0.13% - 0.26%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$3.16	$6.43	$3.16 - $4.53	$5.15 - $6.43
Total stock-based compensation expense	$1,565	$1,147	$4,054	$3,275

Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 24, 2016 and September 26, 2015 was approximately $7.7 million and $21.4 million, respectively, and $5.6 million and $16.7 million, respectively.
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
A number of PSUs granted to the Company’s executive officers and senior management are based on the total shareholder return of the Company's common stock price as compared to the total shareholder return of the S&P North American Technology Multimedia Networking Index ("SPGIIPTR") over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from 0 to 2.0 times the target number of PSUs granted depending on the Company’s performance against the SPGIIPTR.
The ranges of estimated values of the PSUs granted that are compared to the SPGIIPTR, as well as the assumptions used in calculating these values were based on estimates as follows:

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

The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 24, 2016 (in thousands):

	Total Number of Performance Stock Units	2013	2014	2015	2016
Outstanding at December 26, 2015	731	147	260	324	—
PSUs granted	647	—	—	—	647
PSUs performance earned(1)	234	70	53	111	—
PSUs released	(615)	(211)	(179)	(225)	—
PSUs canceled	(92)	(6)	(11)	(62)	(13)
Outstanding at September 24, 2016	905	—	123	148	634

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.
Amortization of stock-based compensation related to PSUs for the three and nine months ended September 24, 2016 was approximately $1.7 million and $4.9 million, respectively, and was approximately $1.6 million and $3.8 million, respectively for the corresponding periods in 2015.

Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 24, 2016	December 26, 2015
Stock-based compensation effects in inventory	$4,378	$3,129
Stock-based compensation effects in property, plant and equipment, net	$74	$93

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$756	$645	$2,175	$1,740
Research and development	3,496	2,788	9,721	8,183
Sales and marketing	2,826	2,131	8,006	5,922
General and administration	2,465	1,911	6,850	5,406
	$9,543	$7,475	$26,752	$21,251
Cost of revenue – amortization from balance sheet (1)	668	976	2,439	2,617
Total stock-based compensation expense	$10,211	$8,451	$29,191	$23,868

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

13.	Income Taxes
Benefit from income taxes during the three and nine months ended September 24, 2016 was $2.4 million and $0.7 million, respectively, on a pre-tax loss of $13.7 million and pre-tax income of $11.1 million, respectively. This compared to a tax benefit for $0.2 million and tax provision of $1.5 million, respectively, on a pre-tax income of $8.4 million and $40.3 million, respectively, for the three and nine months ended September 26, 2015. The results for the three months ended September 24, 2016 reflect approximately $6.9 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.5 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $2.0 million during the three months ended September 24, 2016 compared to September 26, 2015, which relates to lower forecasted tax expense for the year incurred ratably through the nine months ended September 24, 2016. The results for the nine months ended September 24, 2016 reflected approximately $21.0 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $4.6 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $1.2 million in the nine months ended September 24, 2016 compared to September 26, 2015, which is attributed to a higher proportion of foreign income earned on a year to date basis related to the Transmode operations and increased spending in certain of the Company's cost-plus foreign subsidiaries.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the operating results of Transmode, inclusive of purchase accounting charges and amortization for the three and nine months ended September 24, 2016. Due to the Company's significant U.S. loss carryforward position and corresponding full valuation allowance, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of some state taxes for which the losses are limited. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company has been profitable during the nine consecutive quarters between the second quarter of 2014 and the second quarter of 2016. However, in the quarter ending September 24, 2016, the company incurred a net loss. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 24, 2016, the Company does not believe that it is more-likely-than-not that it would be able to utilize its deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 30, 2016, FASB issued ASU 2016-09, which the Company early adopted as of June 26, 2016. As a result of the adoption of ASU 2016-09, excess windfall tax benefits and tax deficiencies related to the Company's stock option exercises and vesting of RSUs are recognized as an income tax benefit or expense in its condensed consolidated statements of operations in the period they are deducted on the income tax return. Excess windfall tax benefits and tax deficiencies are therefore not anticipated when determining the annual effective tax rate and are instead recognized in the interim period in which those items occur. The adoption of ASU 2016-09 did not have any material impact on our income tax expense for the three and nine months ended September 24, 2016, primarily due to the Company's valuation allowance position.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Americas:
United States	$104,045	$158,845	$445,270	$440,610
Other Americas	17,390	20,874	31,916	39,944
	121,435	179,719	477,186	480,554
Europe, Middle East and Africa	51,940	41,655	176,386	114,163
Asia Pacific and Japan	12,077	11,098	35,520	31,963
Total revenue	$185,452	$232,472	$689,092	$626,680

Property, plant and equipment, net

	September 24, 2016	December 26, 2015
United States	$112,439	$102,702
Other Americas	247	173
	112,686	102,875
Europe, Middle East and Africa	4,447	5,417
Asia Pacific and Japan	3,004	2,569
Total property, plant and equipment, net	$120,137	$110,861

15.	Guarantees
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
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Beginning balance	$40,989	$28,439	$38,844	$27,040
Charges to operations	5,196	10,791	19,258	22,158
Utilization	(5,002)	(3,515)	(13,691)	(8,336)
Change in estimate(1)	(2,562)	1,026	(5,790)	(4,121)
Balance at the end of the period	$38,621	$36,741	$38,621	$36,741

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

Letters of Credit and Bank Guarantees
The Company had $10.1 million of standby letters of credit and bank guarantees outstanding as of September 24, 2016 that consisted of $4.5 million related to property leases, $4.4 million related to customer performance guarantees, and $1.2 million related to value added tax and customs' licenses. The Company had $5.2 million of standby letters of credit and bank guarantees outstanding as of December 26, 2015, respectively. These consisted of $3.1 million related to customer performance guarantees, $1.2 million related to a value added tax and customs' licenses, and $0.9 million related to property leases.

As of September 24, 2016 and December 26, 2015, the Company had a line of credit for approximately $1.3 million and $1.5 million, respectively, to support the issuance of letters of credit, of which $0.7 million had been issued and outstanding. The Company has pledged approximately $4.8 million of assets of a subsidiary to secure this line of credit and other obligations as of September 24, 2016 and December 26, 2015.

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
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 24, 2016, the Company has accrued the estimated liabilities associated with the Company's potential loss contingencies.
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
This Quarterly Report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer needs and activity; statements concerning new or existing products or services; statements related to our integration efforts in connection with our acquisition of Transmode and the squeeze-out proceedings; statements related to industry consolidation; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves; statements related to deferred tax assets; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," or "will," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 filed on February 23, 2016. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
We manufacture large-scale Indium Phosphide photonic integrated circuits ("PICs"), which, together with our coherent digital signal processor ("DSP"), the FlexCoherent Processor, are used as key differentiating subsystems inside most of our Intelligent Transport Network platforms. We believe our optical engines, comprised of PICs, DSPs, ASICs and software incorporated in the Infinera Intelligent Transport Network architecture, give us a structural technology advantage over competing offerings. This advantage enables Service Providers to scale network bandwidth, accelerate service innovation and simplify optical network operations to reduce cost of ownership, and ultimately, create rich end-user experiences for their customers.
Incorporating PICs in our optical engines has enabled us to build significant market share in long-haul and sub-sea networks with Service Providers around the world. Building on our leadership in long-haul and sub-sea, our Cloud Xpress platform also utilizes a PIC-based optical engine and targets the data center interconnect ("DCI") market, which we believe is a rapidly growing market as cloud infrastructures continue to evolve to address the massive ongoing demand of server-to-server traffic.
We also offer a suite of metro-focused solutions. In August 2015, we successfully completed our public offer to the shareholders of Transmode AB ("Transmode"), acquiring 95.8% of the outstanding common shares and voting interest in Transmode, a metro packet-optical networking company based in Stockholm, Sweden. The combination of the two companies brought a complementary set of customers, products and technologies together into one company. With the XTM-Series products from Transmode and Infinera's product portfolio, we believe we are well positioned to address the evolving requirements of our growing customer base by providing an end-to-end portfolio of packet-optical solutions for metro, DCI, long-haul and subsea networks. Shortly after the acquisition, we initiated compulsory acquisition proceedings in accordance with Swedish law (the "Squeeze-out Proceedings"). In August 2016, we acquired the remaining 4.2% of Transmode shares not tendered in the initial offer.

We expect revenue to continue to fluctuate for the next several quarters, as the significant decline in revenue we experienced during the third quarter of 2016 may continue into fiscal 2017. As our revenue is still primarily driven by the long-haul portion of the optical transport market, our current challenges with timing of customer builds and buying patterns in the long-haul market as well as competitive challenges in sub-sea will continue to have an impact on our overall revenue. Despite these challenges, we continue to be well positioned to continue to generate revenue from capacity additions to previously deployed 100G long-haul footprint and increasing market adoption of the Cloud Xpress family of DCI products. Over time, we expect to achieve cross-sell synergies from selling metro solutions into the traditional Infinera customer base and also expect sales of long-haul and sub-sea footprint to increase as we release products enabled by our Infinite Capacity Engine, a new optical engine subsystem that will be built with our 4th generation PIC technology and our next generation FlexCoherent Processor. As we grow our business in the DCI and metro markets, we believe this will help us broaden our overall market. In light of the current revenue challenges, we are balancing aggressive cost management while ensuring that we invest sufficiently to take advantage of our significant market opportunities across our end markets. Looking further out, our expectation is that with sustained revenue growth, we can further leverage our vertically-integrated manufacturing model, which combined with our expanding portfolio of purpose built products, continued long-haul capacity adds into deployed networks and expense management, can result in improved profitability and cash flow.
Our goal is to be the preeminent provider of optical transport networking systems to Service Providers around the world. Our long-term revenue growth will depend on the timely introduction of next-generation technologies into our product portfolio, continued acceptance of our products, diversification of our customer base, growth of communications traffic and the continued proliferation of bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
Our near-term quarter-over-quarter revenue may be impacted by several factors including general economic and market conditions, time-to-market development and market acceptance of new products, customer spending cycles and technology requirements, timing of large product deployments, and customer consolidation.
We maintain a broad customer base across multiple verticals and geographies, with several customers capable of spending significantly in a given quarter. However, in a period where multiple key customers slow spend, our business may be harmed if our customers do not generate as much revenue as we forecast, stop purchasing from us, or substantially reduce their orders to us. We experienced a slowdown in spending from multiple key customers during the three months ended September 24, 2016, which resulted in revenue declining substantially compared to the prior quarter and the corresponding period in 2015. For the three months ended September 24, 2016, two customers individually accounted for 16% and 12% of our total revenue, respectively, and for the corresponding period in 2015, two customers individually accounted for 26% and 16% our total revenue, respectively. For the nine months ended September 24, 2016, two customers individually accounted for 16% and 10% of our total revenue, respectively, and two customers individually accounted for 18% and 15% of our total revenue, respectively, for the corresponding period in 2015.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region. We primarily sell our products through our direct sales force but also sell indirectly through resellers. We derived 86% and 93% of our revenue from direct sales to customers during each of the three and nine months ended September 24, 2016, respectively, and 93% and 94% of our revenue for each of the three and nine months ended September 26, 2015, respectively. Our indirect sales rose to $26.5 million, or 14% of revenue during the three months ended September 24, 2016 compared to $15.8 million, or 7% in the corresponding period of 2015 largely due to strong gains in revenue generated through partnerships with certain key international partners. While we expect to continue generating a substantial majority of our revenue from direct sales in the near future, we are working to expand our indirect sales programs by expanding relationships with key international partners and offering more channel friendly offerings such as the Cloud Xpress platform and XTM-Series products.
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

An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 24, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Results of Operations
The results of operations for the three and nine months ended September 24, 2016 reflects the inclusion of the Transmode business, which was acquired on August 20, 2015. The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	September 24, 2016		September 26, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$156,188	84%	$202,365	87%	$(46,177)	(23)%
Services	29,264	16%	30,107	13%	(843)	(3)%
Total revenue	$185,452	100%	$232,472	100%	$(47,020)	(20)%
Cost of revenue:
Product	$91,064	49%	$117,154	50%	$(26,090)	(22)%
Services	9,786	5%	12,513	5%	(2,727)	(22)%
Total cost of revenue	$100,850	54%	$129,667	55%	$(28,817)	(22)%
Gross profit	$84,602	45.6%	$102,805	44.2%	$(18,203)	(18)%

	Nine Months Ended
	September 24, 2016		September 26, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$599,802	87%	$542,190	87%	$57,612	11%
Services	89,290	13%	84,490	13%	4,800	6%
Total revenue	$689,092	100%	$626,680	100%	$62,412	10%
Cost of revenue:
Product	$331,564	48%	$306,151	49%	$25,413	8%
Services	32,842	5%	32,816	5%	26	—%
Total cost of revenue	$364,406	53%	$338,967	54%	$25,439	8%
Gross profit	$324,686	47.1%	$287,713	45.9%	$36,973	13%
 Revenue
Total product revenue decreased by $46.2 million, or 23%, during the three months ended September 24, 2016 compared to the corresponding period in 2015. Total product revenue increased by $57.6 million, or 11%, during the nine months ended September 24, 2016 compared to the corresponding period in 2015. We experienced a slowdown in spending from multiple key customers during the three months ended September 24, 2016, which resulted in revenue declining substantially compared to the corresponding period in 2015. The increase during the nine months ended September 24, 2016 was primarily driven by the inclusion of revenue from Transmode metro products since the acquisition, as well as continued growth associated with our Cloud Xpress platform.
Total services revenue decreased by $0.8 million, or 3%, during the three months ended September 24, 2016 compared to the corresponding period in 2015. Total services revenue increased by $4.8 million, or 6%, during the nine months ended September 24, 2016 compared to the corresponding period in 2015. The decrease during the three months ended September 24, 2016 was primarily due to the decline in customer deployments during the period. The increase during the nine months ended September 24, 2016 was primarily due to the inclusion of Transmode's services revenue since the acquisition, coupled with higher on-going support services as we have grown our installed base over the last year.

We currently expect that total revenue in the fourth quarter of 2016 will decline from the prior quarter as the combination of Infinera-specific challenges and overall spending weakness, particularly in North America, continues to have a negative impact on the revenue environment.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 24, 2016		September 26, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$104,045	56%	$158,846	68%	$(54,801)	(34)%
International	81,407	44%	73,626	32%	7,781	11%
	$185,452	100%	$232,472	100%	$(47,020)	(20)%
Total revenue by sales channel:
Direct	$158,966	86%	$216,679	93%	$(57,713)	(27)%
Indirect	26,486	14%	15,793	7%	10,693	68%
	$185,452	100%	$232,472	100%	$(47,020)	(20)%

	Nine Months Ended
	September 24, 2016		September 26, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$445,270	65%	$440,612	70%	$4,658	1%
International	243,822	35%	186,068	30%	57,754	31%
	$689,092	100%	$626,680	100%	$62,412	10%
Total revenue by sales channel:
Direct	$641,376	93%	$591,057	94%	$50,319	9%
Indirect	47,716	7%	35,623	6%	12,093	34%
	$689,092	100%	$626,680	100%	$62,412	10%

Domestic revenue decreased by $54.8 million, or 34%, during the three months ended September 24, 2016 compared to the corresponding period in 2015. The decrease was primarily driven by customers across multiple end markets slowing spend due to a variety of factors including the build-up of inventory, customer consolidation activity and competitive challenges. Domestic revenue increased by $4.7 million, or 1%, during the nine months ended September 24, 2016 compared to the corresponding period in 2015 primarily driven by customers in our cable and ICP verticals growing their networks during the first half of the year.
International revenue increased by $7.8 million, or 11%, during the three months ended September 24, 2016 and increased by $57.8 million, or 31%, during the nine months ended September 24, 2016 compared to the corresponding periods in 2015. The increase in both the quarter and year-to-date periods was primarily led by the Europe, Middle East and Africa ("EMEA") region due to the inclusion of revenue from Transmode, which generates most of its revenue from within the EMEA region. In addition, the Latin America region has been relatively strong as we successfully executed on key opportunities in the region.

Cost of Revenue and Gross Margin
Gross margin was 45.6% during the three months ended September 24, 2016, up slightly from 44.2% in the corresponding period in 2015. The increase to gross margin was driven by lower intangible amortization, a higher relative mix of capacity additions, and improvements to our warranty costs, partially offset by higher overhead costs due to the lower revenue levels for the three months ended September 24, 2016. Gross margin during the nine months ended September 24, 2016 increased to 47.1% from 45.9% in the corresponding period of 2015. The increase to gross margin was attributable to a variety of factors including benefits from our vertical integration and capacity additions to existing long-haul networks. Our vertically integrated operating model enables us to spread our primarily fixed manufacturing costs over a broader base of units as volumes continue to grow, leading to lower costs of each unit produced. Capacity additions to existing customer networks both in the form of line card additions and additional licenses under the Infinera Instant Bandwidth program led to higher gross margin levels since these capacity additions carry a higher gross margin profile than the footprint builds of new networks. Gross margin in both the three and nine month periods ended September 24, 2016 was also favorably impacted by a $2.0 million benefit related to a change in estimate associated with the treatment of manufacturing variances as we transitioned the former Transmode business onto our enterprise resource planning ("ERP") system. These benefits were partially offset by the inclusion of nine months of purchase accounting costs, primarily related to amortization of intangibles associated with the Transmode acquisition in the current year as opposed to only six weeks of costs in the prior year period.
We currently expect that gross margin in the fourth quarter of 2016 will be significantly lower as compared to the prior quarter as we experience downward pressure on gross margin while we make investments to secure future business with existing and prospective customers across our end markets. In addition, the absorption of fixed costs over a smaller volume of units will negatively impact our gross margin. We expect to see heightened variability in our margins as we work to diversify our business and continue to make strategic investments to win new footprint with both existing and new customers as well as when we bring our new products to market over the course of fiscal 2017.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 24, 2016		September 26, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$50,855	27%	$45,466	20%	$5,389	12%
Sales and marketing	27,960	15%	24,721	11%	3,239	13%
General and administrative	16,646	9%	18,358	8%	(1,712)	(9)%
Total operating expenses	$95,461	51%	$88,545	39%	$6,916	8%

	Nine Months Ended
	September 24, 2016		September 26, 2015
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$164,541	24%	$128,144	20%	$36,397	28%
Sales and marketing	88,434	13%	67,298	11%	21,136	31%
General and administrative	51,617	7%	46,324	7%	5,293	11%
Total operating expenses	$304,592	44%	$241,766	38%	$62,826	26%

Research and Development Expenses
Research and development expenses increased by $5.4 million, or 12%, during the three months ended September 24, 2016, and increased by $36.4 million, or 28%, during the nine months ended September 24, 2016, compared to the corresponding periods in 2015. During the three and nine months ended September 24, 2016, these increases were primarily due to increased personnel costs of $4.2 million and $23.3 million, respectively, as a result of incremental headcount primarily from the acquisition of Transmode, increased spending on prototype and other engineering materials of $0.5 million and $5.4 million, respectively, incremental outside professional services costs of $0.3 million and $3.1 million, respectively, and other engineering spending of $0.4 million and $4.6 million, respectively, to support the development of our next generation of products.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.2 million, or 13%, during the three months ended September 24, 2016, and increased by $21.1 million, or 31%, during the nine months ended September 24, 2016 compared to the corresponding periods in 2015. These increases were primarily driven by higher personnel costs of $1.9 million and $12.5 million, respectively, due to incremental headcount primarily from the acquisition of Transmode to support the expansion of our business into new markets and customer verticals. In addition, during the three and nine months ended September 24, 2016, the increase also included amortization of intangible assets of $0.9 million and $4.0 million, respectively, higher professional services costs of $0.3 million and $3.3 million, respectively, and travel and other costs of $0.1 million and $1.3 million, respectively.
General and Administrative Expenses
General and administrative expenses decreased by $1.7 million, or 9%, during the three months ended September 24, 2016 compared to the corresponding period in 2015. This decrease was primarily due to lower professional services costs of $2.8 million and lower management bonuses of $1.6 million, partially offset by higher personnel-related costs of $2.7 million driven by incremental headcount from the acquisition of Transmode.
General and administrative expenses increased by $5.3 million, or 11%, during the nine months ended September 24, 2016 compared to the corresponding period in 2015. The increase was primarily due to higher personnel-related costs of $7.9 million driven by incremental headcount from the acquisition of Transmode as well as those to scale our infrastructure to support the business. In addition, during the nine months ended September 24, 2016, we incurred increased facilities and related costs of $1.4 million and higher depreciation expense of $1.0 million. These increases were offset by lower professional services costs of $2.6 million and lower management bonuses of $2.4 million.
We currently expect that total operating expenses in the fourth quarter of 2016 will be sequentially higher due to certain one-time benefits from the third quarter of 2016 that will not recur in the fourth quarter, and an extra week of expenses in our fourth quarter.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 24, 2016	September 26, 2015	Change	% Change	September 24, 2016	September 26, 2015	Change	% Change
	(In thousands)
Interest income	$647	$406	$241	59%	$1,764	$1,371	$393	29%
Interest expense	(3,313)	(3,014)	(299)	10%	(9,644)	(8,851)	(793)	9%
Other gain (loss), net	(188)	(3,293)	3,105	(94)%	(1,116)	1,788	(2,904)	(162)%
Total other income (expense), net	$(2,854)	$(5,901)	$3,047	(52)%	$(8,996)	$(5,692)	$(3,304)	58%
Interest income increased by $0.2 million and $0.4 million for the three and nine months ended September 24, 2016, respectively, compared to the corresponding periods in 2015 primarily due to a higher return on investments. Interest expense for the three and nine months ended September 24, 2016 compared to the corresponding periods in 2015 increased by $0.3 million and $0.8 million, respectively, due to an increase of amortization of discount and issuance costs related to the $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the "Notes"). The change in other gain (loss), net, during the three and nine months ended September 24, 2016 compared to the corresponding periods in 2015 was primarily due to a $3.7 million net loss and a $1.6 million net gain, respectively, recognized from a foreign currency forward contract that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode in 2015.
Income Tax Provision
Benefit from income taxes during the three and nine months ended September 24, 2016 was $2.4 million and $0.7 million, respectively, on pre-tax loss of $13.7 million and pre-tax income of $11.1 million, respectively. This compares to a tax benefit of $0.2 million and tax provision of $1.5 million on a pre-tax income of $8.4 million and $40.3 million, respectively, during the three and nine months ended September 26, 2015. The results for the three months ended September 24, 2016 reflect approximately $6.9 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.5 million. Exclusive of this tax benefit, provision for income taxes otherwise decreased by approximately $2.0 million during the three months ended September 26, 2016 compared to September 26, 2015, which relates to lower forecasted tax expense for the year incurred ratably through the nine months ended September 24, 2016. The results for the nine months ended September 24, 2016 reflected approximately $21.0 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $4.6 million. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $1.2 million during the nine months ended September 24, 2016 compared to September 26, 2015, which is attributed to a higher proportion of foreign income earned on a year to date basis related to the Transmode operations and increased spending in certain of our cost-plus foreign subsidiaries.
Liquidity and Capital Resources

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$43,404	$107,360
Investing activities	$(50,291)	$(50,895)
Financing activities	$(9,798)	$18,390

	September 24, 2016	December 26, 2015
	(In thousands)
Cash and cash equivalents	$130,996	$149,101
Short and long-term investments	209,082	202,068
Short and long-term restricted cash	16,167	5,310
	$356,245	$356,479

Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, commercial paper, money market funds, corporate bonds and U.S. treasuries. Long-term investments primarily consist of corporate bonds. The short-term restricted cash balance consists of a security pledge related to the Transmode acquisition Squeeze-out Proceedings and an escrow account to fund our facility expansion. The long-term restricted cash amounts are primarily pledged as collateral for certain stand-by and commercial letters of credit related to customer proposal guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the nine months ended September 24, 2016 was $43.4 million as compared to net cash provided by operating activities of $107.4 million for the corresponding period in 2015.
Net income adjusted for non-cash items was $95.6 million during the nine months ended September 24, 2016 compared to $93.6 million for the corresponding period in 2015. The increase in the current year was primarily attributable to higher revenue and gross margin levels.
Net cash used to fund working capital was $52.2 million during the nine months ended September 24, 2016. Accounts receivable decreased $33.0 million as our revenue levels decreased significantly during the three months ended September 24, 2016. Inventory increased by $61.1 million as a result of stocking more components due to longer lead times with component suppliers, building up PIC die bank inventory on our current generation of products to allow us to shift manufacturing capacity to our next generation PICs, building up new product inventory, as well as lower shipment volumes in recent periods. Accounts payable decreased by $13.9 million primarily due to lower business volume during the three months ended September 24, 2016.
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
Investing Activities
Net cash used in investing activities during the nine months ended September 24, 2016 was $50.3 million compared to $50.9 million for the corresponding period in 2015. Investing activities during the nine months ended September 24, 2016 included net usage of $7.5 million associated with purchases, maturities and calls of investments, $5.0 million for a cost-method investment and capital expenditures of $32.9 million. Additionally, there was a $5.0 million change in restricted cash during the nine months ended September 24, 2016 primarily due to funding of an escrow account related to our facility expansion.
Investing activities during the nine months ended September 26, 2015 included $144.4 million net cash to acquire the Transmode business, net proceeds of $119.2 million associated with purchases, maturities and sales of investments along with $1.1 million of realized gain from foreign currency exchange forward contracts, offset by capital expenditures of $26.7 million.
Financing Activities
Net cash used in financing activities during the nine months ended September 24, 2016 was $9.8 million compared to net cash provided of $18.4 million in the corresponding period of 2015. Financing activities included $16.8 million related to the purchase of the noncontrolling interest upon award on advance title to acquire the remaining 4.2% of Transmode shares and $5.9 million associated with the security pledge to be held until completion of the Squeeze-out Proceedings. For more information regarding the Squeeze-out Proceedings, see Note 6, "Business Combination" to the Notes to Condensed Consolidated Financial Statements. Additionally, both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan ("ESPP"). These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units. Financing activities during the nine months ended September 26, 2015 also included proceeds from the exercise of stock options.
Liquidity
We believe that our current cash, cash equivalents and investments, together with cash generated from operations, and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
We may invest an additional $5.0 million in a privately-held company. For more information, see Note 4, "Cost-method Investment," to the Notes to Condensed Consolidated Financial Statements.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the three months ended September 24, 2016, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the fourth quarter of 2016. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition, if we choose to settle the amounts in cash. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the fourth quarter of 2016 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term, even if the conversion criteria is met.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of September 24, 2016, long-term debt, net, was $130.9 million, which represents the liability component of the $150.0 million principal balance, net of $19.1 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. To the extent that the holders of the Notes request conversion during an early conversion window, we may require funds for repayment of such Notes prior to their maturity date.
As of September 24, 2016, contractual obligations related to the Notes are payments of $1.3 million due in the remainder of 2016, $2.6 million due in 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of September 24, 2016, we had $267.6 million of cash, cash equivalents, and short-term investments, including $51.5 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of September 24, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes to our market risk during the nine months ended September 24, 2016.

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
Changes in Internal Control over Financial Reporting
On August 20, 2015, we acquired Transmode, which operated under its own set of systems and internal controls. Management excluded Transmode from its assessment of internal controls over financial reporting for the fiscal year ended December 26, 2015.  During the third quarter of 2016, Transmode was integrated into our ERP system and will be part of our evaluation of the effectiveness of internal control over financial reporting in our Annual Report on Form-K for our fiscal year ending December 31, 2016.

Other than the change described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and in our other public filings, including our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2016. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income, have historically varied from period to period and may continue to do so in the future. In fiscal years prior to the fiscal year ended December 27, 2014, we had significant operating losses and there is no guarantee that we will be able to sustain profitability in the future. As of September 24, 2016, our accumulated deficit was $527.3 million. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in the third quarter of 2016, we had operating loss of $10.9 million as a result of lower than expected revenue. In addition, given the increase in the size and complexity of our business and customer relationships as a result of the acquisition of Transmode, our historical results may not be indicative of our combined operations going forward.
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
Because our products are based on complex technology, including, in some cases, the development of next-generation PICs and specialized ASICs (key components of our optical engine), we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our optical engines is lengthy, and any modifications to our PICs, including the development of our next-generation optical engines, entail significant development cost and risks.
At any given time, various new product introductions and enhancements to our existing products, including future products based on our next-generation PICs and specialized ASICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop and manufacture components for our next-generation products, which can require custom development. The maturing process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous development efforts. These efforts often must be completed in a timely manner so that they may be introduced into the product development cycle for our systems, and include:

•
completion of product development, including the development and completion of our next-generation PICs and specialized ASICs, and the completion of associated module development, including modules developed by third parties;

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
Increased consolidation among our customers in the communications networking industry could adversely affect our business, financial condition and results of operations.
We have seen increased consolidation in the communications networking industry. For example, during fiscal 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc., and Altice completed its acquisition of Cablevision. In addition, in October 2016, CenturyLink announced its intent to purchase Level 3 Communications. In the short term, customer consolidation can lead to changes in buying patterns, slowdown in spending, redeployment of existing equipment or re-architecture of parts of an existing network or future networks, as the combined companies evaluate the needs of the combined business. In the longer term, the significant purchasing power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our net revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results could adversely affect our business, financial condition and results of operations.
We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the nine months ended September 25, 2016 and September 26, 2015, two customers accounted for approximately 26% and 33% of our total revenue, respectively. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. While we view our diverse customer base across multiple customer verticals as a strength and expect greater overall customer diversification as a result of our acquisition of Transmode, we expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period.
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
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 44.2% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	pricing and commercial terms designed to secure long-term customer relationships;

•	the volume of Infinera Instant Bandwidth-enabled solutions sold, and Instant Bandwidth licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	increased warranty or repair costs.
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
Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and this often results in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	offering optical products at a substantial discount or for free when bundled together with the customers' router or wireless equipment purchases;

•	providing financing, marketing and advertising assistance to customers;

•	influencing customer requirements to emphasize different product capabilities, which better suit their products;

•	offering to repurchase our equipment from existing customers; and

•	asserting intellectual property rights.
The level of competition and pricing pressure tend to increase when competing for larger high-profile opportunities or during periods of economic weakness when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand their aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, and/or we could be required to reduce our prices to compete in the market.

Our business and operations have experienced rapid growth in recent periods, including growth related to the acquisition of Transmode, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our operating results may be adversely affected.

We have experienced rapid growth and increased demand for our products over the last few years. In addition, our employee headcount and number of end-customers have increased significantly. For example, from the end of fiscal 2013 to the end of fiscal 2015, our headcount increased from 1,318 to 2,056 employees. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, and operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount and processes in an efficient manner.

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
Competition in the optical transport networking equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include current WDM suppliers, such as Alcatel-Lucent (acquired by Nokia), Ciena Corporation, Coriant, Huawei and ZTE. In the metro market we face the same competitors as in long-haul, plus Cisco, Adva, Arista and Fujitsu. In addition, there are also several smaller, but established, companies that offer one or more products that compete directly or indirectly with our offerings. In the DCI market, we believe we are one of the few companies shipping purpose built small form factor devices. Several other competitors including many named above have announced competing solutions that have started to ship.
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	power consumption;

•	form factor or density;

•	installation and operation simplicity;

•	heat dissipation;

•	encryption;

•	software features;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	service and support;

•	scalability and investment protection; and

•	product lead times.
In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. In particular, if a competitor develops a photonic integrated circuit or another solution with similar and/or better functionality than our PICs or optical engines, our business could be harmed. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

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
We may also be required to indemnify some customers under our contracts if a third party alleges, or a court finds, that our products have infringed upon the proprietary rights of other parties. From time to time, we have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our result of operations may be harmed.
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
If reliability, quality or network monitoring problems develop, a number of negative effects on our business could result, including:

•	reduced orders from existing customers;

•	declining interest from potential customers;

•	delays in our ability to recognize revenue or in collecting accounts receivables;

•	costs associated with fixing software or hardware defects or replacing products;

•	high service and warranty expenses;

•	delays in shipments;

•	high inventory excess and obsolescence expense;

•	high levels of product returns;

•	diversion of our engineering personnel from our product development efforts; and

•	payment of liquidated damages, performance guarantees or similar penalties.
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
Sales of our products into international markets are an important part of our business and these international sales, particularly in the EMEA region, are expected to increase as a result of the Transmode acquisition. During the three months ended September 26, 2016 and September 26, 2015, we derived approximately 44% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence, including as a result of our acquisition of Transmode. We have a limited history and experience selling our products into developing international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
We have made strategic acquisitions of businesses, technologies and other assets in the past. For example, we completed the acquisition of Transmode in August 2015. If we are not able to achieve the anticipated strategic benefits of the acquisition, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts.

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

Infinera Corporation

By:	/s/ BRAD FELLER
Brad Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 1, 2016