Form 10-K
period 2016-12-31
INFINERA Corp
filed 2017-02-23
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,017,455,960 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 15, 2017, 146,415,351 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we,” “us,” “our” or “Infinera”) provides optical transport networking equipment, software and services to telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, the Internet of Things (IoT) and business Ethernet services.
Infinera is a leader in large-scale photonic integrated circuits (“PICs”), which is a key component inside many of our Intelligent Transport Network platforms. Infinera’s PIC technology optimizes the manufacturing process by using indium phosphide with which it is possible to fabricate all of the necessary optical functions on a single semiconductor chip. The Infinera Intelligent Transport Network architecture is highly scalable, flexible and open, which enables us to leverage our core competency of vertically integrated technologies. Our third-generation PICs, commercially available since 2012, transmit and receive 500 gigabits per second (“Gb/s”), and incorporate over 600 discrete optical functions into a pair of PICs. Our PICs, combined with our FlexCoherent digital signal processors (“DSPs”), increase the capacity-reach performance of our products to deliver coherent optical transmission. Similar to how silicon integrated circuits changed the dynamics of the computing industry by increasing computing performance and reliability while reducing physical size, power consumption and heat dissipation, we believe our PICs change the dynamics of the optical transport network industry by increasing optical performance and reliability while reducing physical size, power consumption and heat dissipation.
In 2016, we announced the Infinite Capacity Engine (ICE), our next-generation technology, which delivers a family of multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and next-generation FlexCoherent DSP. The Infinite Capacity Engine is a family of different subsystems that can be customized for different network applications across our product portfolio, spanning the long-haul, subsea, datacenter interconnect (“DCI”) and metro markets.
Traditionally, we have focused on the long-haul portion of the optical transport market and a large portion of our revenue continues to be derived from long-haul and subsea customers. Over the past two years, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets with the DTN-X Family of products to offering an end-to-end suite of solutions that spans terrestrial long-haul, subsea, DCI, and metro core and access.
In late 2014, we increased our addressable markets by introducing the Cloud Xpress platform for the DCI market. Since the initial introduction of the Cloud Xpress with 40 Gigabit Ethernet (“GbE”) client interfaces, we have enhanced our position by expanding our Cloud Xpress Family to also offer 10 GbE and 100 GbE client interfaces to meet customer-specific requirements. Our next-generation Cloud Xpress solution, due to be released during 2017, further optimizes space and power, and delivers 1.2 terabits per second (“Tb/s”) of capacity in a one rack unit (“RU”) box without the need for external multiplexers or amplifiers for distances up to 130km.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications, based in Stockholm, Sweden. With our entrance into DCI and metro markets over the last few years, we are now able to provide our customers with an end-to-end portfolio of solutions. The XTM Series and XTG Series are designed to address the metro market, with 100 Gb/s metro core/regional transport capabilities and packet-optical solutions optimized for fast-growing applications in the access portion of the network, including mobile fronthaul and backhaul, triple-play and cable broadband aggregation, and business Ethernet services with Metro Ethernet Forum (“MEF”) certification. These products are complemented by the XTC-2 product designed for high-capacity handoffs of traffic from a long-haul network.
Our end-to-end packet-optical portfolio is designed to be managed with a single network management system. In addition to offering our traditional management system for wavelength-division multiplexing (“WDM”) operations, we also provide solutions for enabling programmability of our Intelligent Transport Networks with our Digital Network Administrator (“DNA”), network management system (“NMS”) and software-defined networking (“SDN”) via the Xceed Software Suite (“Xceed”). Our multi-layer SDN platform enables customers to write software applications that leverage the scalability, flexibility and openness of our Intelligent Transport Networks to deliver innovative services while efficiently using their network resources.

We believe that our portfolio of purpose-built products benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate transport network operations.
We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200. “Infinera,” “Infinera DTN,” “Infinera DTN-X,” “ATN,” “Infinera Intelligent Transport Network,” “FlexCoherent,” “Infinera FlexILS,” “Infinera Instant Bandwidth” and “Infinera FastSMP” are trademarks or service marks of Infinera Corporation in the United States, certain other countries and/or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.
Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of WDM systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Customers deploy WDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the end user. Fiber optic networks are generally capable of carrying most types of communications traffic. We believe that a number of trends in the communications industry are driving demand for network bandwidth and ultimately will increase demand for optical transport networking systems. These trends include:

•	growth of cloud services;

•	growth of bandwidth-intensive services like streaming high-definition video services;

•	increasing use of connected virtual and augmented reality devices;

•	proliferation of mobile services of Wi-Fi, 4G and future growth of 5G; and

•	rise of the Internet of Things, driving massive growth in the number of network-connected devices.
As network traffic grows, customers add transmission bandwidth to existing optical networks or purchase and deploy additional systems to address bandwidth demands and offer expanded services to their respective customers. In particular, consumers and businesses increasingly rely on the cloud for their application needs across compute, storage and network functions. Today many applications have transformed from function-specific deployments on dedicated hardware platforms to virtualized services implemented on generic hardware within cloud data centers. This transformation is leading to the creation of a simplified model of Layer C (cloud services) supported by the underlying Layer T (intelligent transport). As cloud adoption increases, large network operators are reporting a magnification effect on incoming traffic, such that a single request from an end-user can generate many times the amount of traffic between data centers as compared to the amount of traffic contained in the original request. This server-to-server traffic is also called east-west traffic, and this magnification effect is accelerating the deployment of high-bandwidth optical transport solutions to support cloud network infrastructures.
We believe that our customers seek the following solutions in order to increase their revenue and/or expand their service offerings:

•	high-bandwidth solutions that scale optical transmission bandwidth to meet increasing demand while providing wide-ranging granularity for service efficiency;

•
efficient solutions with the right mix of integrated and disaggregated systems that optimize performance and increase reliability while reducing physical space, power consumption and heat dissipation, leading to lower operational expenses;

•	easy-to-use solutions that are highly programmable and open, which help reduce the time and complexity of deploying new transmission bandwidth;

•	improved integration between packet or Internet Protocol equipment such as routers and optical transport networking equipment; and

•	strong encryption at the transport layer processed at line-rate speeds.

We believe that the Infinera Intelligent Transport Network architecture is uniquely enabled to deliver improvements in these areas compared to competitive WDM systems. We also believe that our Intelligent Transport Networks enable our customers to deploy scalable, flexible and open solutions that simplify and automate optical network operations.

Strategy
Our goal is to be the preeminent provider of optical transport networking systems to our customers around the world. Key aspects of our strategy to achieve this goal include:

•
Proliferating our broad base of purpose-built technologies and products to existing customers, as well as obtain new customers. We have introduced multiple purpose-built products to allow us to address a broader portion of our existing customer networks but also to expand into adjacent markets.

•
Enhancing our existing product portfolio for the long-haul, subsea, DCI and metro markets. We are enhancing existing products and building new products across long-haul, subsea, DCI and metro aggregation markets. We anticipate that these products will be released over the course of 2017 with a focus on advanced features and further integration to improve our cost structure.

•
Improving the cadence under which new products are brought to market. Historically, we have brought new generations of our products based on our optical engine, which includes advanced PICs and DSPs, to market every four to five years. Current competitive market conditions include increased investments from our larger competitors that allows for faster cadences of new products. In addition, the emergence of certain component providers who build enhanced components have allowed other competitors to bring products to market much faster than they could have in the past. As a result, we have committed to bring new generations of our products to market approximately every two to three years.

•
Continuing our commitment to provide world-class product quality and support services to our customers. We believe that providing the most reliable products and our customer experience capabilities are major differentiators. Our global customer service and technical support team is committed to making our customers successful by providing the highest quality support services to deploy, operate and maintain their networks.

•
Maintaining and extending our technology lead. We intend to continually invest in key technologies such as various forms of the PIC, our FlexCoherent processor, application-specific integrated circuits (“ASICs”), software and other important technologies. We plan to incorporate the functionality of additional discrete functions into our PICs and take advantage of the advanced features in our new DSPs. In addition, we intend to pursue the expansion of our packet switching and bandwidth management capabilities in order to enhance the performance, scalability and economic advantages of our products.

•
Continuing investment in vertically integrated manufacturing activities. We believe that our vertical integration and manufacturing capabilities serve as competitive advantages from a technology, supply chain and financial perspective, and we plan to continue to invest in our next-generation PIC technologies. We will supplement that strategy through the use of certain merchant components in certain cases where it can provide us with a performance, cost or time-to-market advantage.

•
Investing in our network management system and SDN. We believe that we lead the industry in ease of use, facilitated through our Infinera Management System and Xceed suite of software products. We continue to invest in our software products, including adding capabilities such as Infinera Instant Bandwidth. We are extending the management and control capabilities across our entire portfolio with a goal of achieving end-to-end service provisioning. Based on customers’ desire for more programmable networks, we have added open application programming interfaces (“APIs”) to our Infinera Intelligent Transport Network architecture so they can be used by our customers to build more agile networks and deliver competitive services.

Customers
Our customer verticals include:

•	Tier-1 carriers for domestic and international networks;

•	Tier-2 and Tier-3 carriers;

•	ICP and data center operators;

•	wholesale carriers;

•	submarine network operators;

•	multiple system operators/cable companies;

•	enterprise customers; and

•	research and education/government entities.

We sell our products both directly to customers who are end users, and to channel partners that sell on our behalf. We believe one of our strengths is the diversity of our customer base as we generate annual revenues from each of the verticals listed above, and have multiple customers within each vertical that have historically spent significantly on our solutions. We do not have long-term sales commitments from our customers. One customer accounted for over 10% of our revenue in 2016. Revenue from this customer accounted for 16% of our revenue in 2016. Two customers each accounted for over 10% of our revenue in 2015. These two customers accounted for 17% and 13%, respectively, of our revenue in 2015. One customer accounted for over 10% of our revenue in 2014. Revenue from this customer accounted for 19% of our revenue in 2014.
Technology
Infinera Intelligent Transport Network Architecture
We were founded with a vision of enabling an infinite pool of intelligent bandwidth upon which the next communications infrastructure is built upon. We have focused our efforts, time and capital on developing application-optimized platforms based on our Infinera Intelligent Transport Network architecture, which enables customers to create rich end-user experiences based on efficient, high-bandwidth transport by combining the following elements:

•
Scalable. The proliferation of data centers, rise of cloud computing, increasing consumption of video and growth in mobile access is fundamentally changing traffic characteristics in operator networks. Infinera Intelligent Transport Networks deliver multi-terabit coherent super-channels today. This technology allows a massive pool of bandwidth to be provisioned in a single operational motion. We expect to introduce products in the course of 2017 that will utilize our new Infinite Capacity Engine and deliver sliceable super-channels up to 2.4 Tb/s. Sliceable photonics provide wavelength granularity for wide-ranging control of the network.

•
Flexible. Networks are growing in complexity with the proliferation of internet protocols, network layers and fiber interconnects. Complexity increases the time it takes to plan and deploy network services and increases the cost of maintenance, operation, power, space and cooling. By combining packet and Optical Transport Network (“OTN”) switching functions with WDM, integrated platforms offer a wide variety of services. Conversely, disaggregated platforms offer optimized functionality that prioritizes lowering overall network operating costs without compromising performance. Infinera Intelligent Transport Networks offer a mix of integrated and disaggregated platforms to reduce complexity in the network.

•
Open. Network operators are facing intensifying competition to meet customer demand for immediate bandwidth needs and better visibility into the network. Our Intelligent Transport Networks feature highly programmable platforms with SDN APIs enabling networks to be open; this helps simplify end to end multi-layer provisioning. Additionally, there is growing demand from certain customers for line systems that are open, which entails having the ability to use transponders from one vendor over a different vendor’s line system. We are addressing this dynamic, both by seeking opportunities to sell our transponders over other vendors’ line systems and also offering an Infinera platform that supports both fixed and flexible grid technology, thus allowing a seamless mix of multi-vendor transponders.

Infinera Photonic Integrated Circuits
We believe that our custom-built PICs and FlexCoherent processors, part of the Infinite Capacity Engine, are key components of our value proposition and a competitive advantage. We manufacture and package our PICs at our own facilities for use exclusively with our Infinera DTN, DTN-X Family and Cloud Xpress Family platforms. Our PICs are purpose-built for diverse network locations and applications. As a leader in photonic integration, we have protected the intellectual property associated with our PIC manufacturing through a combination of trade secrets, patents and contractual protections. We believe that as a result of the combination of the multiple disciplines that were required to develop our PIC, together with the intellectual property protections that we have established, it will be difficult for others to duplicate the technology we have developed. We believe that large-scale photonic integration using indium phosphide enables significantly improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies, greater functional integration and increased device density.
Infinera FlexCoherent Processor
Optical transmission is based on a number of technologies, namely: phase modulation, polarization multiplexing, coherent detection and advanced digital signal processing. These “coherent technologies” are used by network operators to enable higher data capacities to be transmitted over their existing optical fiber infrastructure, typically using the same or better design rules than those used for the previous generation. We have integrated advanced coherent technologies onto our FlexCoherent DSP, such as cutting-edge Nyquist subcarriers and soft-decision forward error correction gain sharing techniques. The processor works in conjunction with our large-scale

PICs based on advanced photonics to construct the Infinite Capacity Engine for exceptional optical transport performance.
Super-Channels
The Infinera DTN-X Family of products and the Cloud Xpress Family are designed to support multiple channels of 100 Gb/s capacity in a single line card or unit depending on the platform form factor. This pool of bandwidth is managed as a single super-channel, up to 500 Gb/s that can be deployed in a single operational motion. In 2017, we expect to release products that will allow channels of up to 200 Gb/s and up to 2.4 Tb/s super channels. In order to achieve the same system capacity, competitive solutions would require the installation of discrete line modules or units, which in some cases could number as many as 10, each turned up with its own operational motion. Super-channels result in competitive advantages in the areas of space and power consumption, leading to lower operational costs and long-term system reliability, as well as significant reductions in time to install and repair.
Sliceable Photonics
Our soon to be released platforms are designed to provide up to 2.4 Tb/s of capacity in a single module with a single fiber pair using the Infinite Capacity Engine, while being able to slice the 2.4 Tb/s capacity into a 100 Gb/s wavelength or 100 Gb/s increments. Each increment can be tuned and routed in multiple separate directions, with each fully tuned to its own flexible grid frequency as well as having its own coherent modulation profile. This significantly reduces requirements for modules in networks, resulting in lower total cost of ownership and a highly flexible optical transport network. This solution simplifies traffic aggregation while providing 100 Gb/s economics at multi-terabit scale. It contrasts with competitive solutions that are being built without sliceable photonics technology and in which granularity gets progressively reduced as bandwidth increases, resulting in more fibers, more power consumption and more rack space.
Disaggregation
The Infinera Intelligent Transport Network is a mix of disaggregated and integrated platforms. Disaggregated platforms are optimized for certain applications that need point-to-point or point-to-multipoint interconnects. As a result, they are low-power compact units that are server-like and adopt the rack-and-stack operational model. The Infinera Cloud Xpress provides a point-to-point DCI solution and was the first small form factor platform in its category. We have also announced DTN-X XT Series meshponders, which are designed to leverage the Infinite Capacity Engine, combining muxponder technology with sliceable photonics in a server-like WDM appliance to deliver multi-terabit capacities along with fine-grained granularity for optical mesh networks. These meshponders are expected to be released over the course of 2017.
Integrated Digital Switching
Our unique PIC technology allows the Infinera DTN-X XTC Series platforms to fully integrate WDM transport and OTN switching capabilities in a single platform, without compromising overall system functionality or capacity. The integrated OTN switching capability along with generalized multi-protocol label switching automation allows customers to deploy Infinera FastSMP (Fast Shared Mesh Protection), a standards-based resiliency technique for networks to recover from local and network-wide multiple failures without the need to dedicate backup bandwidth for every active circuit. We implement this technology using a purpose-built hardware acceleration chip included in every single card of the Infinera DTN-X XTC Series platform, ensuring a sub-50 milliseconds recovery.
Infinera Instant Bandwidth
Infinera Instant Bandwidth enables customers to license a super-channel pool of bandwidth in 100 Gb/s increments. With Infinera Instant Bandwidth technology, which is available with the Infinera DTN-X XTC Series, DTN-X XT Series and Cloud Xpress platforms, customers can provision an additional 100 Gb/s of transmission capacity on demand without the deployment of any incremental equipment. The Infinera Instant Bandwidth technology is uniquely enabled by our super-channel capability and PICs, providing customers the ability to adopt a success-based business model for network growth. This technology has been extended to include a time-based capability offering network bandwidth in 100 Gb/s increments for a certain duration.
Infinera Packet-Optical Transport
Our packet-optical technologies included in both the Infinera DTN-X XTC Series and the XTM Series platforms offer the right amount of packet and optical switching integrated into efficient packet-optical platforms. This enables customers to support Ethernet and multi-protocol label switching (“MPLS”) packet transport, aggregation and service functions directly within the optical WDM layer. Operators can build highly efficient router interconnects and bandwidth engineering capabilities within the transport layer, without having to send the traffic to the router layer for transit. Our Intelligent Transport Networks not only enhance network efficiency but also provide scalable bandwidth and performance for revenue-yielding MEF-certified Carrier Ethernet and MPLS packet services.

Multi-layer Switching and Optimization
The Intelligent Transport Network combines coherent super-channels, WDM switching, non-blocking OTN switching and packet switching in a unified architecture for comprehensive flexibility. Wavelength switching using the Infinera FlexILS manages bulk WDM capacity while packet-OTN switching on the DTN-X XTC and XTM platforms manage sub-wavelength service capacity, providing a complete multi-layer transport and switched solution for any traffic mix. Operators can design and optimize their networks with the right set of platforms and tools from Infinera to achieve maximum efficiency.
Management, Control and Security
Unified network management, control and security is critical to achieving scale and service simplicity that maximizes the value of the network elements as well as the network as a whole. Infinera Management Suite is a feature-rich suite of tools that provides enhanced value for transport networks. Our Xceed suite of software products is a portfolio of SDN solutions that combines an open, multi-layer SDN control platform with applications that enhance revenue sources while increasing network efficiency. Xceed is designed for multi-layer networks and unified SDN control across end-to-end transport networks. Our advanced security capabilities within the Infinite Capacity Engine are designed to provide state-of-the-art encryption technologies at wire speed, with the highest levels of data protection.
Products and Services
Our product portfolio consists of the Infinera DTN-X Family (including the XTC Series, XTS Series and XT Series), the Infinera DTN platform, the Infinera Cloud Xpress Family, the Infinera XTM Series, the Infinera XTG Series and the Infinera FlexILS platform, addressing long-haul, subsea and metro networks end-to-end. The emerging DCI application is a subset of these networks. We also provide software solutions including the Xceed Software Suite and Infinera Management Suite to increase the efficiency and optimization of the network.
Product Portfolio
Infinera DTN-X Family
The Infinera DTN-X Family of next-generation terabit-class transport network platforms comprises the DTN-X XTC Series, DTN-X XTS Series and the DTN-X XT Series. The DTN-X Family is positioned to meet the needs of network operators seeking to offer new and innovative services with scalability, flexibility and openness. We have designed the DTN-X Family to integrate the Infinera Infinite Capacity Engine technology for long-haul, subsea, DCI and metro networks. The DTN-X Family is designed to support Infinera Instant Bandwidth, sliceable super-channels, in-flight wire-speed encryption and the Advanced Coherent Toolkit for enhanced capacity-reach performance.
The Infinera DTN-X XTC Series are multi-terabit packet optical transport platforms that integrate Ethernet and MPLS packet services with digital OTN switching and optical WDM transmission. The highest end XTC-10 platform provides fiber capacity of 9.5 Tb/s that is designed to support up to 25 Tb/s. The XTC-4 supports a half-rack platform for more space-constrained applications. The XTC-2/2E is the smallest platform, designed for metro applications or lower capacity sites requiring 100 Gb/s dense WDM. In most competitive solutions, network operators must make a choice between maximizing either the system’s transmission capacity or its switching capability. The DTN-X XTC platforms combine switching with WDM transport without compromising the performance of either function. These platforms also support a broad range of Ethernet and OTN client interfaces for flexibility and are designed for long-haul, subsea, regional and metro mesh networks that require 100 Gb/s wavelengths.
The Infinera DTN-X XT-500 is 2 RUs high with 500Gbps line-side capacity and a mix of 10/100GbE client interfaces. It provides high levels of reliability, low power consumption and operational simplicity. It integrates with the Infinera FlexILS line system and can be managed as a single node when combined with the XTC series. The XT 500 is designed for long-haul networks that require 100Gbps wavelengths as well as long-haul DCI applications.
The Infinera DTN-X XT Series and XTS Series are recently announced small-form-factor, server-like meshponder WDM platforms, which are designed to blend sliceable photonics and muxponder functionality to deliver hyperscalable WDM (up to 2.4 Tb/s) along with fine-grained granularity. The platforms expected to be released in 2017 are optimized for delivery of cloud scale network services over subsea, long-haul, DCI and metro networks.
Infinera DTN Platform
The Infinera DTN platform is built on 100 Gb/s PIC technology, integrating digital OTN switching with optical WDM transmission at 10 Gb/s wavelengths for a fiber capacity of 1.6 Tb/s and per-chassis capacity of 400 Gb/s. It supports a broad range of Ethernet and OTN client interfaces for flexibility. The platform is designed for long-haul, subsea and regional mesh networks that require 10 Gb/s wavelengths.

Infinera XTM Series
The Infinera XTM Series carrier-grade packet-optical transport platform enables high-performance metro networks with service-aware, application-specific capabilities. Supporting integrated packet-optical features, the XTM Series builds on key design philosophies such as low power, high density and high scalability. It offers advanced capabilities for 3G and 4G mobile infrastructure such as superior sync features for backhaul, WDM in cloud radio access network architecture and fronthaul. The platform supports the Intelligent WDM Passive Optical Network solution providing simple operations for FTTx (fiber to the X) applications along with Intelligent Small-form-factor Pluggables for transparent delivery of Synchronous Digital Hierarchy/Synchronous Optical Networking services over a packet-optical network. It provides error correction, OTN transport, Ethernet, MPLS - transport profile (“MPLS-TP”) and optics, all on one packet optical transport switch module. It includes a fully backwards compatible terabit scale packet-optical transport switching with a rich set of MEF Carrier Ethernet 2.0 and MPLS-TP service options. This platform is designed for application-rich packet-optical metro and regional networks providing cable, mobile, broadband and business services that require 10 Gb/s and 100 Gb/s wavelengths.
Infinera XTG Series
The Infinera XTG Series is a family of passive optical WDM products. Designed for metro access applications, it fits in a wide range of applications from controlled environments in central offices to street cabinets or even underground enclosures such as manhole applications that require environmentally hardened products, such as fiber to the curb, fiber to the building and high-security access networks. The XTG Series is fully compatible and interoperable with the XTM Series.
Infinera Cloud Xpress Platform
The Infinera Cloud Xpress Family includes multiple platforms designed to meet the varying needs of cloud service providers, ICPs, internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress includes four models supporting varying configurations of 10 GbE, 40 GbE and 100 GbE Ethernet ports for client-side connectivity, and a 500 Gb/s WDM super-channel output, all in 2 RUs. Due to be released in 2017, our second generation, the Cloud Xpress 2, based on the Infinera Infinite Capacity Engine, is designed for scalable 100 GbE DCI over a 1.2 Tb/s super-channel output in 1 RU. These platforms are designed with a rack-and-stack form factor and a new software approach that enables them to easily plug into existing cloud provisioning systems using open SDN APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
Infinera FlexILS Open Line System
The Infinera FlexILS open line system platform connects various Infinera and third-party terminal equipment platforms over long-distance fiber optic cable while providing switching, multiplexing, amplification and management channels. It is designed to support over 50 Tb/s of fiber capacity when used with the Infinera DTN-X platform over extended C-band and L-band. The platform supports a flexible grid architecture and provides unconstrained optical switching by eliminating the restrictions of fixed wavelengths per port (colorless), allows any wavelength to be added/dropped to/from any direction (directionless), and enables multiple copies of the same wavelength on a single add/drop structure (contentionless) for a comprehensive C/CD/CDC ROADM (Reconfigurable Optical Add Drop Multiplexer) solution up to 20 degrees. The FlexILS platform is designed to provide open APIs interfacing with SDN control for multi-layer switching when combined with other platforms featuring WDM, OTN and packet switching.
Software and Services
Infinera Xceed Software Suite
Infinera’s Xceed Software Suite delivers an open, purpose-built multi-layer SDN platform and revenue-ready applications, leveraging the scalability, flexibility and openness of Infinera transport networks. It is designed to deliver revenue-ready applications including Dynamic Bandwidth and Instant Virtual Networks and is built to be open, extensible and optimized for multi-layer control. The Xceed Software Suite controls networks from metro to long-haul, and takes advantage of terabit-scale, pre-deployed capacity to accelerate time-to-market for SDN-based applications and services. Infinera’s Xceed Software Suite is powered by open source software and interfaces with third-party solutions via open APIs to provide revenue-ready applications for agile, assured orchestration of new services.
Infinera Management Suite
The Infinera Management Suite is a network management system used by network operators to manage all Infinera platforms in an integrated manner. The suite includes DNA, a scalable, robust, feature-rich element management system for the entire Infinera product portfolio. The suite also includes Graphical Node Manager, an easy-to-use web-based management interface and Network Planning System for offline graphical modeling, planning and configuration capabilities.

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
Our support organization continues to scale and provide world-class services that successfully support customers in over 80 countries around the world. In addition, we continue to expand our services portfolio in order to meet the evolving needs of our customers.
Competition
Our current technologies and platforms support three transport equipment markets - long-haul/subsea, DCI and metro.
The optical transport networking equipment market for long-haul and subsea networks is highly competitive but has consolidated significantly over the last decade. The metro market is a highly competitive market that we entered in 2015. The DCI market, which is a subset of the long-haul and metro markets, is a relatively new market that we expect to be highly competitive. Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	form factor or density;

•	power consumption;

•	heat dissipation;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation and operational simplicity;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
Competition in the optical transport equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include WDM suppliers such as Ciena Corporation, Coriant, Huawei, Nokia and ZTE. In the metro market, we face the same competitors as in long-haul, plus Cisco Systems, Inc., ADVA Optical Networking and Fujitsu. In addition, there are several smaller but established companies that offer one or more products that compete with our offerings. During 2016, several competitors including many named above announced or started to ship competing small-form-factor DCI solutions. In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.
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
Over the course of the sales cycle, potential customers often test our products before buying. Prior to commercial deployment, the customer will generally perform a field trial of our products. Upon successful completion, the customer generally accepts the products installed in its network and may continue with commercial deployment of additional products. We anticipate that our sales cycle, from initial contact with a service provider through the signing of a purchase agreement, may, in some cases, take several quarters.
Direct Sales Force. Our sales team sells directly to service providers worldwide. We maintain a sales presence throughout the United States, as well as in a number of international locations, including Argentina, Australia, Belgium, China, France, Germany, Hong Kong, Italy, Japan, Netherlands, Singapore, South Africa, Spain, Sweden, Russia and the United Kingdom. We continued to expand our sales force in 2016 to increase our presence in certain key customer verticals and to support the sales of our expanded portfolio of products. Going forward, the addition of incremental sales headcount is expected to be success-based and in support of new customer accounts.
Indirect Sales Force. We have and will continue to employ business consultants and, resale and logistics partners to assist in our sales efforts and to accelerate and strengthen our customer relationships. We expect to work with business partners to assist our customers in the sale, deployment and maintenance of our systems and have entered into distribution and resale agreements to facilitate the sale and support of our products.

Marketing and Product Management. Our product management team is responsible for defining the product features and go-to-market plan required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our corporate marketing team works to create demand for our products by communicating our value proposition and differentiation through direct customer interaction, public relations, attendance at tradeshows and other events, as well as programs via the internet and other marketing channels.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems, software and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Beijing, China; Bangalore, India; Kanata, Canada; and Stockholm, Sweden. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of optical engines, and we intend to enable further integration in the Infinera Intelligent Transport Network architecture through continued research and development. We also plan to increase the cadence by which we bring new products to market. We believe that these efforts will continue to allow us to be competitive in the markets we currently serve but will allow us to address adjacent markets to fuel our future growth.
Our research and development expenses were $232.3 million, $180.7 million and $133.5 million in 2016, 2015 and 2014, respectively.
Employees
As of December 31, 2016, we had 2,240 employees. A total of 1,034 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.

Manufacturing
We have invested significant time and capital to develop and improve the manufacturing process that we use to produce and package our products. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our products in Sunnyvale, California and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over several years and are protected through a combination of trade secrets, patents and contractual protections. We believe that the investments we have made towards the manufacturing and packaging of our products provide us with a significant competitive advantage. We also believe that our current manufacturing facilities, including our fabrication facility for our PICs in Sunnyvale, California, can accommodate an increase in production capacity as our business continues to grow.
            We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble the products in our forecast according to our specifications and bills of material. Despite outsourcing certain manufacturing operations for cost-effective scale and flexibility, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and are institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently use four contract manufacturers in six different countries, China, Malaysia, Mexico, Sweden, Hungary and Thailand, as well as the capability to redirect manufacturing to U.S. qualified factories of three electronic manufacturing services partners.
We expect all suppliers to comply with our Supplier Code of Conduct, which addresses the rights of workers to safe and healthy working conditions, environmental responsibility and compliance with applicable laws.
Backlog
As of December 31, 2016 and December 26, 2015, our total order backlog was approximately $74.0 million and $87.1 million, respectively. Our backlog represents purchase orders received from customers for future shipments. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.
Intellectual Property
We believe our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.
Our PIC and PIC manufacturing processes, including design, fabrication and testing of our PICs, are protected through a combination of patents, trade secrets and contractual protections. However, there can be no assurances that these protections will be sufficient to provide us with a competitive advantage or that others have not or will not reverse engineer our designs or discover, develop or disclose the same or similar designs and manufacturing processes.
As of December 31, 2016, we held 386 U.S. patents and 80 international patents expiring between 2021 and 2036, and held 118 U.S. and 47 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
We may not receive any competitive advantages from the rights granted under our patents and other intellectual property. Any patents granted to us may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the impact of these patents cannot be predicted with certainty.
We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. For example, we are currently involved in litigation for alleged patent infringement. See Item 3. “Legal Proceedings” for additional information regarding this lawsuit. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
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
Business Segment Data and Our Foreign Operations
We operate in the single industry segment of optical transport networking systems. Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Segment Information,” of Notes to Consolidated Financial Statements, both of which are incorporated herein by reference. Information concerning identifiable assets is also set forth in Note 16, “Segment Information,” of Notes to Consolidated Financial Statements. Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”
Executive Officers
Our executive officers and their ages and positions as of December 31, 2016, are set forth below:

Name	Age	Position
Thomas J. Fallon	55	Chief Executive Officer and Director
David F. Welch, Ph.D.	56	Co-founder, President and Director
Brad D. Feller	43	Chief Financial Officer
Robert J. Jandro	61	Senior Vice President, Worldwide Sales
James L. Laufman	51	Senior Vice President, General Counsel and Corporate Secretary
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
David F. Welch, Ph.D. co-founded our company and has served as our President since June 2013. Dr. Welch has served as our Executive Vice President, Chief Strategy Officer from January 2004 to June 2013, as our Chief Development Officer/Chief Technology Officer from May 2001 to January 2005, as our Chief Marketing Officer from January 2005 to January 2009, and as a member of our board of directors from May 2001 to November 2006, and from October 2010 to present. Prior to joining us, Dr. Welch served in various executive roles, including as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company, and Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch holds over 130 patents, and has been awarded the Optical Society of America's (“OSA”) Adolph Lomb Medal, Joseph Fraunhofer Award, the John Tyndall Award and the IET JJ Thompson Medal for Achievement in Electronics, in recognition of his technical contributions to the optical industry. He is a Fellow of OSA and the Institute of Electrical and Electronics Engineers. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
Brad D. Feller was appointed as our Chief Financial Officer in March 2014 after joining us as Senior Vice President of Finance in January 2014. Prior to joining us, Mr. Feller served as Interim Chief Financial Officer of Marvell Technology Group Ltd., a fabless semiconductor company, from October 2012 to December 2013, and as Marvell's Vice President, Corporate Controller, from September 2008 to October 2012. Prior to Marvell, Mr. Feller served as Corporate Controller for Integrated Device Technology, Inc., a semiconductor company, from April 2005 to September 2008 and Financial Reporting Manager from October 2003 to April 2005. Prior to that, Mr. Feller served in various roles at Ernst & Young LLP in the technology practice. Mr. Feller is a certified public accountant (inactive) in the State of California and holds a B.S. degree in Business Administration from San Jose State University.

Robert J. Jandro has served as our Senior Vice President, Worldwide Sales, since May 2013. Prior to joining us, Mr. Jandro served as Vice President of Business Development of Openwater Software, Inc., a large data and analytics cloud company, from January 2008 to August 2012. From February 2004 to November 2006, Mr. Jandro served as Chief Executive Officer and President of Nsite Software, Inc., an early cloud company acquired by Business Objects. From March 2000 to August 2002, Mr. Jandro served as Executive Vice President of Global Sales and Services for ONI Systems, an optical networking company. Prior to that, Mr. Jandro worked at Oracle where he last served as the Group Vice President of Oracle’s Communications and Utilities Industries. Mr. Jandro holds a M.S. in Management from Northwestern University’s Kellogg Graduate School of Management and a B.S. in Business from the University of Missouri-St. Louis.
James L. Laufman has served as our Senior Vice President, General Counsel and Corporate Secretary since October 2014. Prior to joining us, Mr. Laufman served as Vice President and General Counsel of Marvell Semiconductor, Inc. from October 2008 to October 2014. From September 1999 to October 2008. Mr. Laufman served as Vice President, General Counsel and Secretary of Integrated Device Technology, Inc. Prior to that, Mr. Laufman served as Senior Corporate Counsel for Quantum Corporation from January 1999 to September 1999. From November 1994 to December 1998, Mr. Laufman served as Vice President and General Counsel of Rohm Corporation. From December 1990 to November 1994, Mr. Laufman worked as an Associate Attorney at the Berliner Cohen and Popelka Allard law firms specializing in the litigation and resolution of commercial transaction matters. Mr. Laufman holds a B.S. in Business Administration, Finance (cum laude) from California State University, Chico and a J.D. from Santa Clara University School of Law.
Available Information
Our website address is http://www.infinera.com. Information contained on our website or any website referred to in this Form 10-K is not incorporated by reference unless expressly noted. We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk. Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings.
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in the third quarter of 2016 and fourth quarter of 2016, we had operating losses of $10.9 million and $45.9 million, respectively, as a result of lower than expected revenue, lower gross margins and increased operating expenses.
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

•
fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, and increased customer consolidation, which may affect our ability to grow revenue;

•	the timing of new product releases;

•	how quickly, or at all, the markets in which we operate adopt our solutions;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	any significant changes in the competitive dynamics of our market, including any new entrants, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

•	the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and

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
Any delays in the development and introduction of our new products or in releasing enhancements to our existing products may harm our business.
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
Our future success depends on factors that increase the amount of data transmitted over communications networks and the growth of optical transport networks to meet the increased demand for optical capacity. These factors include the growth of mobile, video and cloud-based services, increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services. If demand for such bandwidth does not continue, or slows down, the need for increased bandwidth across networks and the market for optical transport networking equipment may not continue to grow and our product sales would be negatively impacted.

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
We have seen increased consolidation in the communications networking industry. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in 2016, CenturyLink announced its intent to acquire Level 3 Communications. In the short term, customer consolidation can lead to changes in buying patterns, slowdown in spending, redeployment of existing equipment or re-architecture of parts of an existing network or future networks, as the combined companies evaluate the needs of the combined business. In the longer term, the significant purchasing power of these large companies could increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our net revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results could adversely affect our business, financial condition and results of operations.
We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the fiscal year 2016, our top two customers accounted for approximately 25% of our total revenue and for fiscal year 2015, our top two customers accounted for approximately 30% of our total revenue. As a result, our business will be harmed if any of our key customers do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. While we view our diverse customer base across multiple customer verticals as a strength, we expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period.
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
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 38.1% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	pricing and commercial terms designed to secure long-term customer relationships;

•	the volume of Infinera Instant Bandwidth-enabled solutions sold, and Infinera Instant Bandwidth licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	changes in warranty related costs.
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors or other factors. In addition, some of our customer contracts contain clauses that require us to annually decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions from our supply partners. If these efforts are not successful or if we are unable to reduce our costs by more than the reduction in the price of our products, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.
Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and this often results in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	offering optical products at a substantial discount or for free when bundled together with broader technology purchases, such as router or wireless equipment purchases;

•	providing financing, marketing and advertising assistance to customers;

•	influencing customer requirements to emphasize different product capabilities, which better suit their products; and

•	offering to repurchase our equipment from existing customers.
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
Competition in the optical transport networking equipment market is intense, and we expect such competition to increase. In the long-haul market, our main competitors include WDM suppliers, such as Ciena, Coriant, Huawei, Nokia and ZTE. In the metro market we face the same competitors as in long-haul, plus Cisco, ADVA and Fujitsu. In addition, there are several smaller but established companies that offer one or more products that compete with our offerings. During 2016, several competitors including many named above announced or started to ship competing small-form-factor DCI solutions.
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	form factor or density;

•	power consumption;

•	heat dissipation;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation and operational simplicity;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
In addition to the current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also expect to encounter further consolidation in the markets in which we compete. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.
Some of our competitors have substantially greater name recognition and technical, financial and marketing resources along with better established relationships with service providers and other potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-

standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
We also compete with low-cost producers that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. In addition, we may also face increased competition from system and component companies that develop products based on commoditized or off-the-shelf hardware. These competitors often base their products on the latest commercially available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.
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
Our business and operations have experienced rapid growth in recent years, including growth related to the acquisition of Transmode, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our operating results may be adversely affected.

We have experienced rapid growth and increased demand for our products in recent years. In addition, in periods of strong growth, our employee headcount and number of end customers have increased significantly. For example, from the end of fiscal 2014 to the end of fiscal 2016, our headcount increased from 1,495 to 2,240 employees. The growth and expansion of our business and product and service offerings places a continuous significant strain on our management, and operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount and retain key talent.

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

Our large customers have substantial negotiating leverage, which may cause us to agree to terms and conditions that result in decreased revenue due to lower average selling prices and potentially increased cost of sales leading to lower gross margin, all of which would harm our operating results.
Many of our customers are large service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. Our customers have and may continue to seek advantageous pricing, payment and other commercial terms. We have and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis, and continue to reduce our costs.
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
We currently purchase several key components for our products from single or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase these components on a purchase order basis and have no long-term contracts with many of these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.
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
We depend on our ability to protect our proprietary technology. We rely on a combination of methods to protect our intellectual property, including limiting access to certain information, and utilizing trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may be inadequate to preclude misappropriation or unauthorized disclosure of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation, unauthorized disclosure or infringement is uncertain, particularly in countries outside of the United States. This is likely to become an increasingly important issue if we expand our operations and product development into countries that provide a lower level of intellectual property protection. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.
Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and operating results. Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and operating results.
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

•	recruitment or departure of key personnel;

•	mergers and acquisitions by us, by our competitors or by our customers; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the broader stock market experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
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
The development and production of products with high technology content is complicated and often involves problems with software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may suffer degradation of performance and reliability over time.
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
In May 2013, we issued the $150.0 million of 1.75% convertible senior notes due June 1, 2018 ("the “Notes”). The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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
Sales of our products into international markets are an important part of our business. During fiscal years 2016 and 2015, we derived approximately 38% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. We have a limited history and experience selling our products into international markets, such as Asia Pacific, Middle East and Africa, and Latin America. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.

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
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;

•	changes in accounting and tax treatment of equity-based compensation;

•	changes to the financial accounting rules for income taxes; and

•	the resolution of issues arising from tax audits.

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (“BEPS”) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development are involved in much of the coordinated activity, although the timing and methods of implementation vary. Additionally, comprehensive U.S. tax reform has been stated to be a priority for the U.S. Congress and the new administration. Such changes in tax laws or their interpretation, if adopted, could adversely affect our effective tax rates and our results.
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
We may make strategic acquisitions of businesses, technologies and other assets. For example, we completed the acquisition of Transmode in August 2015. If we are not able to achieve the anticipated strategic benefits of such acquisitions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the integration or the anticipated financial and strategic benefits of such acquisitions are not realized as rapidly as, or to the extent anticipated by investors and analysts.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES

Our headquarters are located in Sunnyvale, California. We lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2016:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	321,000
Allentown, PA	Manufacturing and research and development	60,000
Annapolis Junction, MD	Research and development, service and support	12,000
Carrollton, TX	Sales, service and support	5,000
Kanata, Canada	Research and development	13,000
Stockholm, Sweden	Research and development, sales, service and support	78,000
London, United Kingdom	Sales, service and support	6,000
Bangalore, India	Software development	122,000
Beijing, China	Research and development	22,000
Hong Kong, China	Sales, service and support	2,000
Tokyo, Japan	Sales and support	2,000
The above leases expire between 2017 and 2029. We intend to add new facilities or to expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

ITEM 3.        LEGAL PROCEEDINGS
On November 23, 2016, Oyster Optics, LLP (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intend to litigate this action vigorously. Because this action is in the early stages, we are unable to reasonably estimate the possible loss or range of loss, if any, arising from this matter.
In addition to the matter described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows.

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

	High	Low
Fourth Quarter 2016	$9.62	$7.23
Third Quarter 2016	$13.24	$8.20
Second Quarter 2016	$16.25	$10.95
First Quarter 2016	$19.16	$13.02
Fourth Quarter 2015	$22.85	$16.98
Third Quarter 2015	$25.24	$18.35
Second Quarter 2015	$22.95	$17.58
First Quarter 2015	$19.70	$13.00
As of February 15, 2017, there were 102 registered holders of record of Infinera’s common stock. A substantially greater number of holders of Infinera common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on common stock in the near future.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 31, 2011 and its relative performance is tracked through December 31, 2016. The NASDAQ Telecommunications Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the NASDAQ Composite Index,
and the NASDAQ Telecommunications Index
*$100 invested on December 31, 2011 in our common stock or December 31, 2011 in the NASDAQ Composite Index and the NASDAQ Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        SELECTED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
We derived the statements of operations data for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 and the balance sheet data as of December 31, 2016 and December 26, 2015 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 28, 2013 and December 29, 2012 and the balance sheet data as of December 27, 2014, December 28, 2013 and December 29, 2012 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands, except per share data)
Revenue	$870,135	$886,714	$668,079	$544,122	$438,437
Gross profit	$393,718	$403,477	$288,304	$218,639	$157,569
Net income (loss)	$(24,430)	$50,950	$13,659	$(32,119)	$(85,330)
Net income (loss) attributable to Infinera Corporation	$(23,927)	$51,413	$13,659	$(32,119)	$(85,330)
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(0.17)	$0.39	$0.11	$(0.27)	$(0.77)
Diluted	$(0.17)	$0.36	$0.11	$(0.27)	$(0.77)
Weighted average number of shares used in computing basic and diluted net income (loss) per common share:
Basic	142,989	133,259	123,672	117,425	110,739
Diluted	142,989	143,171	128,565	117,425	110,739
Total cash and cash equivalents, investments and restricted cash	$360,056	$356,479	$390,816	$365,313	$187,554
Cost-method investments	$7,000	$14,500	$14,500	$9,000	$9,000
Intangible assets, net	$108,475	$156,319	$361	$416	$470
Goodwill	$176,760	$191,560	$—	$—	$—
Total assets	$1,198,583	$1,226,294	$818,016	$700,926	$528,170
Long-term debt, net	$133,586	$125,440	$116,894	$109,164	$—
Common stock and additional paid-in capital	$1,354,227	$1,300,441	$1,077,351	$1,025,781	$930,730
Infinera stockholders' equity	$762,328	$762,151	$481,907	$417,810	$356,136
Noncontrolling interest	$—	$14,910	$—	$—	$—
Total stockholders’ equity	$762,328	$777,061	$481,907	$417,810	$356,136

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves or our effective tax rate; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We provide optical transport networking equipment, software and services to telecommunications service providers, ICPs, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, the internet of Things (IoT) and business Ethernet services. Our end-to-end packet-optical portfolio is designed to be managed with a single network management system.
In 2016, we announced the Infinite Capacity Engine (ICE), our next-generation technology, which delivers a family of multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and next-generation FlexCoherent DSP. The Infinite Capacity Engine is a family of different subsystems that can be customized for different network applications across our product portfolio, spanning the long-haul, subsea, DCI and metro markets.
Traditionally, we have focused on the long-haul portion of the optical transport market and a large portion of our revenue continues to be derived from long-haul and subsea customers. Over the past two years, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets with the DTN-X Family of products to offering an end-to-end suite of solutions that spans terrestrial long-haul, subsea, DCI, and metro core and access.
In late 2014, we increased our addressable markets by introducing the Cloud Xpress platform for the DCI market. Since the initial introduction of the Cloud Xpress with 40 GbE client interfaces, we have enhanced our position by expanding our Cloud Xpress Family.
In the second half of 2015, we entered the metro market with the acquisition of Transmode, a leader in metro packet-optical applications. WIth our entrance into the DCI and metro markets over the last few years, we are now able to provide our customers with an end-to-end portfolio of solutions. The XTM Series and XTG Series are designed to address the metro market, with 100 Gb/s metro core/regional transport capabilities and packet-

optical solutions optimized for fast-growing applications in the access portion of the network, including mobile fronthaul and backhaul, triple-play and cable broadband aggregation, and business Ethernet services with MEF certification. These products are complemented by the XTC-2 product designed for high-capacity handoffs of traffic from a long-haul network.
We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 93%, 93% and 95% of our revenue from direct sales to customers for 2016, 2015 and 2014, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.

We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region.

2016 Financial and Business Performance
Total revenue decreased by 2% in 2016 compared to 2015. Delayed product transitions impacted the short-term competitiveness of our products negatively impacting revenue.  In addition, revenue was negatively impacted by the consolidation of some of our major customers and changes in their buying patterns, including shifting spend to other parts of their networks. Gross margin decreased to 45.2% in 2016 from 45.5% in 2015. In the second half of 2016, we experienced downward pressure on gross margin levels as we made investments to secure future business with existing and prospective customers across our end markets.
During the year, we continued to diversify our customer base by providing an end-to-end portfolio of packet-optical solutions for long-haul, subsea, DCI and metro markets. We generated a majority of our revenue from the long-haul market, despite the downturn we experienced during the second half of 2016. The general slowdown in the long-haul market was exacerbated by significant consolidation among our largest customers. In addition, we faced a technology shortfall around spectral efficiencies, which limited our ability to win substantial business in the subsea market. In DCI, we made solid progress with our Cloud Xpress platform as we grew with existing customers and also won new customers in this market. During 2016, we made solid progress in broadening the deployments of our metro solutions both with existing and new customers.
Our goal is to be the preeminent provider of optical transport networking systems to telecommunications service providers, ICPs, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Our ability to grow revenue in 2017 will be largely dependent on the timing of delivering of our next-generation products and their adoption by key customers in the market. This growth will depend on the continued acceptance of our products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth. In the short-term, we expect to see heightened variability in our margins as we work to diversify our business and continue to make strategic investments to win new footprint with both existing and new customers as well as when we bring our new products to market over the course of fiscal 2017. Given our current revenue levels and necessity of investing in current and future opportunities, we anticipate that research and development expenses will remain at elevated levels as a percentage of revenue during 2017.
Over a longer period of time, we believe that we can further leverage our vertically-integrated manufacturing model, which combined with the introduction of additional purpose-built products, the ability to continue to sell incremental bandwidth capacity into deployed networks, and expense management, can result in improved profitability and cash flow.
Our near-term quarter-over-quarter revenue may likely be volatile and could be impacted by several factors, including delivery of our next-generation products, general economic and market conditions, customer buying patterns, market acceptance of new products, acquisitions of new customers, and the timing of large customer network deployments.
One customer accounted for approximately 16% of our revenue in 2016. Two customers accounted for approximately 17% and 13%, respectively, of our revenue in 2015. One customer accounted for approximately 19% of our revenue in 2014.

Results of Operations
Revenue
The results of operations for 2016 reflects the inclusion of the Transmode business, which was acquired on August 20, 2015. The following sets forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 31, 2016	% of total revenue	December 26, 2015	% of total revenue	Change	% Change
Revenue:
Product	$751,167	86%	$769,230	87%	$(18,063)	(2)%
Services	118,968	14%	117,484	13%	1,484	1%
Total revenue	$870,135	100%	$886,714	100%	$(16,579)	(2)%
Cost of revenue:
Product	$433,266	50%	$436,916	49%	$(3,650)	(1)%
Services	43,151	5%	46,321	5%	(3,170)	(7)%
Total cost of revenue	$476,417	55%	$483,237	54%	$(6,820)	(1)%
Gross profit	$393,718	45.2%	$403,477	45.5%	$(9,759)	(2)%

	Years Ended
	December 26, 2015	% of total revenue	December 27, 2014	% of total revenue	Change	% Change
Revenue:
Product	$769,230	87%	$572,276	86%	$196,954	34%
Services	117,484	13%	95,803	14%	21,681	23%
Total revenue	$886,714	100%	$668,079	100%	$218,635	33%
Cost of revenue:
Product	$436,916	49%	$340,856	51%	$96,060	28%
Services	46,321	5%	38,919	6%	7,402	19%
Total cost of revenue	$483,237	54%	$379,775	57%	$103,462	27%
Gross profit	$403,477	45.5%	$288,304	43.2%	$115,173	40%
2016 Compared to 2015. Product revenue decreased by $18.1 million, or 2%, in 2016 from 2015. We experienced a slowdown in spending from multiple key customers partly due to the effects of significant customer consolidation during the second half of 2016, which resulted in decreased revenue compared to 2015. This decrease was partially offset by increased revenue due to the inclusion of a full year's worth of revenue from Transmode metro products.
Services revenue increased by $1.5 million, or 1%, in 2016 from 2015, primarily due to higher on-going support services as we grew our installed base over the last year.
With the introduction of our next-generation products, we believe our wholesale and ICP verticals should continue to be strong for the foreseeable future. With the slowdown in spending from multiple long-haul customers and our metro opportunity still in its early phases, our telco customer verticals could remain challenged for the next few quarters. We currently expect that total revenue in the first quarter of 2017 will be slightly lower on a sequential basis compared to the prior quarter.

2015 Compared to 2014. Total product revenue increased by $197.0 million, or 34%, in 2015 from 2014. The increase was primarily driven by continued momentum associated with the Infinera DTN-X platform through both new network builds and capacity adds to existing networks. Additionally, we benefited from the inclusion of revenue from Transmode's metro products since the acquisition. In 2015, we also experienced significant growth in revenue associated with our Cloud Xpress platform, which was introduced during the fourth quarter of 2014. These increases were partially offset by a reduction in sales of the DTN platform, reflecting the continued shift to 100 Gb/s network deployments.
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
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 31, 2016	% of total revenue	December 26, 2015	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$541,889	62%	$602,433	68%	$(60,544)	(10)%
International	328,246	38%	284,281	32%	43,965	15%
	$870,135	100%	$886,714	100%	$(16,579)	(2)%
Total revenue by sales channel
Direct	$809,681	93%	$825,952	93%	$(16,271)	(2)%
Indirect	60,454	7%	60,762	7%	(308)	(1)%
	$870,135	100%	$886,714	100%	$(16,579)	(2)%

	Years Ended
	December 26, 2015	% of total revenue	December 27, 2014	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$602,433	68%	$476,172	71%	$126,261	27%
International	284,281	32%	191,907	29%	92,374	48%
	$886,714	100%	$668,079	100%	$218,635	33%
Total revenue by sales channel
Direct	$825,952	93%	$633,619	95%	$192,333	30%
Indirect	60,762	7%	34,460	5%	26,302	76%
	$886,714	100%	$668,079	100%	$218,635	33%

2016 Compared to 2015. Domestic revenue decreased by $60.5 million, or 10%, during 2016 compared to 2015, primarily driven by customers across multiple end markets slowing spend due to a variety of factors including shifts of spending to other parts of customer networks, the build-up of inventory at customer sites, along with customer consolidation and competitive challenges in certain markets.
International revenue increased by $44.0 million, or 15%, during 2016 compared to 2015, primarily led by the Europe, Middle East and Africa (“EMEA”) region due to the inclusion of revenue from Transmode, which generates most of its revenue from the EMEA region.
2015 Compared to 2014. Domestic revenue increased by $126.3 million, or 27%, during 2015 compared to 2014, primarily driven by customers in our wholesale and enterprise carrier and ICP verticals. Many of our largest customers are based in this region, including our two greater than 10% of revenue customers for the year.
International revenue increased by $92.4 million, or 48%, during 2015 compared to 2014. In 2015, growth in the EMEA region was primarily driven by customers in our wholesale and enterprise carrier and ICP verticals, and the inclusion of revenue from Transmode’s metro products across various verticals since the acquisition. Within the Other Americas region, during 2015, we experienced significant growth with our wholesale and enterprise carrier customers expanding into the Latin America region, including large subsea deployments, as well as continued traction with multiple carriers based in this region. Within the Asia Pacific and Japan region, we also had strong growth in 2015 compared to 2014 primarily within the subsea market as customers expanded their footprints.
Cost of Revenue and Gross Margin
2016 Compared to 2015. Gross margin decreased to 45.2% in 2016 from 45.5% in 2015, primarily driven by the impact of reduced volumes on our manufacturing infrastructure. We also experienced downward pressure on gross margin throughout the year as we made strategic pricing decisions to secure future business with existing and prospective customers across our end markets. Additionally, 2015 included a full year of purchase accounting costs, primarily related to amortization of intangibles associated with the Transmode acquisition.
2015 Compared to 2014. Gross margin increased to 45.5% in 2015 from 43.2% in 2014. Gross margin increased primarily as a result of financial leverage gained from our vertically integrated operating model. As volumes continue to grow, we are able to spread our fixed manufacturing costs over a much broader base of units. In addition, we continued to see an increased level of capacity additions to existing customer networks both in the form of line card additions and additional licenses under the Infinera Instant Bandwidth program. These capacity additions carry a higher gross margin profile than the footprint builds of new networks. These increases were partially offset by the impact of purchase accounting adjustments of $13.3 million.
We currently expect that gross margin in the first quarter of 2017 will be slightly lower compared to the fourth quarter of 2016 as we experience continued downward pressure on gross margin in the near-term while we make investments to secure future business with existing and prospective customers across our end markets. In addition, the absorption of fixed costs over a smaller volume of units will negatively impact our gross margin. We expect to see heightened variability in our margins as we work to diversify our business and continue to make strategic investments to win new footprint with both existing and new customers as well as when we bring our new products to market over the course of fiscal 2017.
Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 31, 2016	% of total revenue	December 26, 2015	% of total revenue	Change	% Change
Research and development	$232,291	27%	$180,703	20%	$51,588	29%
Sales and marketing	118,858	14%	101,398	11%	17,460	17%
General and administrative	68,343	8%	61,640	7%	6,703	11%
Total operating expenses	$419,492	49%	$343,741	38%	$75,751	22%

	Years Ended
	December 26, 2015	% of total revenue	December 27, 2014	% of total revenue	Change	% Change
Research and development	$180,703	20%	$133,484	20%	$47,219	35%
Sales and marketing	101,398	11%	79,026	12%	22,372	28%
General and administrative	61,640	7%	48,452	7%	13,188	27%
Total operating expenses	$343,741	38%	$260,962	39%	$82,779	32%

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Research and development	$13,732	$11,055	$8,927
Sales and marketing	11,043	8,081	7,477
General and administration	9,295	7,354	6,383
Total	$34,070	$26,490	$22,787
Research and Development Expenses
2016 Compared to 2015. Research and development expenses increased $51.6 million, or 29%, in 2016 from 2015 primarily due to increased personnel costs of $34.5 million as a result of incremental headcount primarily from the acquisition of Transmode and an $11.3 million impairment on acquired in-process technology resulting from our decision to abandon previously acquired technologies related to Transmode. Additionally, we had increased spending on prototype and other engineering materials of $7.4 million, incremental outside professional services costs of $2.1 million and other engineering expenses of $1.0 million to support the development of our next generation of products. These increases were partially offset by a decrease in management bonuses of $4.7 million.
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
Sales and Marketing Expenses
2016 Compared to 2015. Sales and marketing expenses increased $17.5 million, or 17%, in 2016 from 2015 primarily due to increased personnel costs of $14.5 million as a result of incremental headcount primarily from the acquisition of Transmode and to support the expansion of our business into new markets and customer verticals. In addition, the increase also included amortization of intangible assets of $3.9 million, higher professional services costs of $1.3 million and an increase in discretionary spending of $0.2 million. These increases were partially offset by a decrease in management bonuses of $2.4 million.
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
General and Administrative Expenses
2016 Compared to 2015. General and administrative expenses increased $6.7 million, or 11%, in 2016 from 2015 primarily due to increased personnel costs of $9.3 million as a result of incremental headcount from the acquisition of Transmode and to a lesser extent, to scale our infrastructure to support the business. In addition, during 2016, we incurred increased facilities and related costs of $1.3 million and higher depreciation expense of $1.2 million. These increases were partially offset by a decrease in management bonuses of $2.6 million and professional services costs of $2.5 million.
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

Other Income (Expense), Net

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
	(In thousands)
Interest income	$2,478	$1,837	$1,456
Interest expense	(12,887)	(11,941)	(11,021)
Other gain (loss), net	7,002	2,399	(1,365)
Total other income (expense), net	$(3,407)	$(7,705)	$(10,930)
2016 Compared to 2015. Interest income increased $0.6 million primarily due to a higher return on investments. Interest expense for 2016 increased $0.9 million due to cash interest payments and an increase of amortization of discount and issuance costs related to the Notes. The change in other gain (loss), net, during 2016 was primarily due to a $9.0 million gain on the sale of a cost-method investment, partially offset by losses due to foreign currency exchange. Other gain (loss), net, for 2015 mainly comprised of $1.3 million of gains due to foreign currency exchange rate changes and a $1.1 million gain primarily from foreign currency forward contracts that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode.
2015 Compared to 2014. Interest income increased mainly due to a higher average investment balance due to cash generated from the business during the year. Interest expense for 2015 increased by $0.9 million due to an increase of amortization of discount and issuance costs related to the Notes. Other gain (loss), net, for 2015 mainly comprised of $1.3 million of gains due to foreign currency exchange rate changes and a $1.1 million gain primarily from foreign currency forward contracts that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode. Other gain (loss), net, for 2014 mainly comprised of $1.4 million of losses due to foreign currency exchange rate changes.
Income Tax Provision
We recognized an income tax benefit of $4.8 million on a loss before income tax benefit of $29.2 million, income tax expense of $1.1 million on income before income taxes of $52.0 million, and $2.8 million on income before income taxes of $16.4 million in fiscal years 2016, 2015 and 2014, respectively. The resulting effective tax rates were (16.3)%, 2.1% and 16.8% for 2016, 2015, and 2014, respectively. The 2016 and 2015 effective tax rates differ from the expected statutory rate of 35% based upon the utilization of unbenefited U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The 2016 income tax benefit compared to the 2015 income tax expense primarily relates to the tax benefit of acquisition related amortization expenses and charges, lower state income taxes because of lower profit in our U.S. operations, and reduction in tax reserves, offset by an increase in taxable foreign profits in certain jurisdictions. The tax expense for 2015 was less than 2014 due to acquisition related amortization expenses and charges offset by higher state taxes, additional tax reserves, and an increase in taxable foreign profits.

Because of our significant loss carryforward position and corresponding full valuation allowance, in all periods, we have not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of amounts for certain states’ taxes for which the losses are limited by statute or amount in 2016 and more significantly in 2015, and federal and state taxes associated with a discontinued US subsidiary. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.

The valuation allowance for deferred tax assets as of December 31, 2016 and December 26, 2015 was $200.5 million and $169.2 million, respectively. The net change in the valuation allowance was an increase of $31.2 million and decrease of $30.5 million for the years ended December 31, 2016 and December 26, 2015, respectively.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We must consider all positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors in evaluating the need for a full or partial valuation allowance against our net U.S. deferred tax assets. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable in the foreseeable future. Accordingly, we have provided a full valuation allowance against our domestic deferred tax assets, net of deferred tax liabilities, as of December 31, 2016 and December 26, 2015.
To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
As of December 31, 2016, we had net operating loss carryforwards of approximately $205.9 million for federal tax purposes and $104.0 million for state tax purposes. The carryforward balance reflects expected utilization of both federal and state net operating losses for the year ended December 31, 2016. Federal net operating loss carryforwards will begin to expire in 2025 while certain unutilized California losses have expired in 2016. Additionally, we have federal and California research and development credits available to reduce future income taxes payable of approximately $35.0 million and $39.4 million, respectively, as of December 31, 2016. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $2.2 million to offset future Canadian income tax payable as of December 31, 2016. The federal research credits will begin to expire in the year 2022 if not utilized and the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.

On March 30, 2016, FASB issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which we early adopted as of June 26, 2016. As a result of the adoption of ASU 2016-09, excess windfall tax benefits and tax deficiencies related to our stock option exercises and vestings of restricted stock units (“RSUs”) are recognized as an income tax benefit or expense in our condensed consolidated statements of operations. The adoption of ASU 2016-09 did not have any material impact on our income tax expense for the year ended December 31, 2016 due primarily to our valuation allowance position.

Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 31, 2016, we had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against our taxable profits earned to date.

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

Liquidity and Capital Resources

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$38,377	$133,176	$35,963
Investing activities	$(12,115)	$(91,475)	$(96,059)
Financing activities	$(8,866)	$20,983	$22,861

	Years Ended
	December 31, 2016	December 26, 2015
	(In thousands)
Cash and cash equivalents	$162,641	$149,101
Short-term and long-term investments	182,476	202,068
Restricted cash	14,939	5,310
	$360,056	$356,479
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. treasuries. Long-term investments primarily consist of corporate bonds. Our restricted cash balance amounts are primarily pledged as collateral for certain stand-by and commercial letters of credit related to customer proposal guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance in 2016 consists of a security pledge related to the Transmode acquisition and an escrow account to fund our facility expansion.
Operating Activities
Net cash provided by operating activities was $38.4 million for 2016, $133.2 million for 2015 and $36.0 million for 2014.
Net loss for 2016 was $24.4 million, which included non-cash charges of $116.3 million, compared to a net income of $51.0 million for 2015, which included non-cash charges of $80.1 million. Net income for 2014 was $13.7 million, which included non-cash charges of $66.5 million.
Net cash used in working capital was $53.5 million for 2016. Accounts receivables decreased by $33.9 million as our revenue levels decreased significantly during the second half of 2016. Inventory levels increased by $64.1 million as a result of stocking more components due to longer lead times with component suppliers, building up our PIC die bank inventory for our current generation of products to allow us to shift manufacturing capacity to our next generation PICs, building up new product inventory, as well as lower shipment volumes in recent periods. Accounts payable decreased by $28.3 million primarily due to lower business volume during 2016. Deferred revenue increased $21.4 million primarily due to higher ongoing support services as we continued to grow our installed base.
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
Investing Activities
Net cash used in investing activities for 2016 was $12.1 million, including $43.3 million of capital expenditures to support our growing business and $7.0 million invested in a new cost-method investment. Partially offsetting those spend activities were proceeds from the sale of a cost-method investment of $23.5 million and net proceeds of $18.8 million associated with purchases and maturities of investments during the year. In addition, we spent
Net cash used in investing activities for 2015 was $91.5 million, including the payment of $144.4 million in connection with the acquisition of Transmode and $42.0 million of capital expenditures to support our growing business. Partially offsetting those spend activities, we had net proceeds of $93.8 million associated with purchases, maturities and sales of investments during the year as we rearranged our portfolio to fund the acquisition and realized a $1.1 million of gain from foreign currency exchange forward contracts.
Net cash used in investing activities for 2014 was $96.1 million. This included net cash used of $65.9 million associated with purchases, maturities and sales of investments and $23.1 million of capital expenditures. We also invested an additional $5.5 million in an existing cost-method equity investment during 2014.
Financing Activities
Net proceeds from financing activities were $8.9 million, $21.0 million and $22.9 million for 2016, 2015 and 2014, respectively. Financing activities in 2016 included $16.8 million related to the purchase of the noncontrolling interest upon award on advance title to acquire the remaining 4.2% of Transmode shares and $6.1 million associated with the security pledge related to the Transmode acquisition. For more information regarding the security pledge, see Note 6, “Business Combination” to the Notes to Condensed Consolidated Financial Statements. Additionally, financing activities in 2016 included net proceeds from the exercise of stock options and the issuance of shares under our 2007 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
Financing activities in 2015 and 2014 primarily included net proceeds from the exercise of stock options and purchase of shares under our ESSP. Financing activities during 2015 also included proceeds from the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes.
During the quarter ended December 31, 2016, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the first quarter of 2017. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition, if we choose to settle the amounts in cash. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the first quarter of 2017 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term, even if the conversion criteria is met. Holders may also convert their Notes at any time on or after December 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of December 31, 2016, long-term debt, net, was $133.6 million, which represents the liability component of the $150.0 million principal balance, net of $16.4 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. To the extent that the holders of the Notes request conversion during an early conversion window, we may require funds for repayment of such Notes prior to their maturity date.
As of December 31, 2016, contractual obligations related to the Notes are payments of $2.6 million due in 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of December 31, 2016, we had $304.3 million of cash, cash equivalents, and short-term investments, including $43.2 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2016:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Purchase obligations(1)	$111,932	$111,932	$—	$—	$—
Operating leases(2)	55,589	12,073	22,460	12,713	8,343
Convertible senior notes, including interest	153,938	2,625	151,313	—	—
Total contractual obligations(3)	$321,459	$126,630	$173,773	$12,713	$8,343

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 12 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to 12 years.

Table of Contents

(3)	Tax liabilities of $2.8 million related to uncertain tax positions are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any.
The Company had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016. These consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax and customs authorities' licenses. We had $5.2 million of standby letters of credit outstanding as of December 26, 2015. These consisted of $3.1 million related to customer performance guarantees, $1.2 million related to a value added tax license and $0.9 million related to property leases.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require us to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty and accounting for income taxes. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
Revenue Recognition
Many of our product sales are sold in combination with installation and deployment services along with initial hardware and software support. Periodically, our product sales are also sold with spares management, on-site hardware replacement services, network management operations, software subscription, extended hardware warranty or training. Initial software and hardware support services are generally delivered over a one-year period in connection with the initial purchase. Software warranty provides customers with maintenance releases during the warranty support period and hardware warranty provides replacement or repair of equipment that fails to perform in line with specifications. Software subscription service includes software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements. Network operations management includes the day-to-day operation of a customer's network. These services are generally delivered on an annual basis. Training services include the right to a specified number of instructor-led or web based training classes, and installation and deployment services may include customer site assessments, equipment installation and testing. These services are generally delivered over a 30 to 120 day period.
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
We have a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. Our multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance. Revenue related to these offerings have historically not been material.
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, network operations management, extended hardware warranty services and training. Revenue from software subscription, spares management, on-site hardware replacement services, network operations management and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.
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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The expected forfeiture rate was estimated based on our historical forfeiture data and compensation costs were recognized only for those equity awards expected to vest. The estimation of the forfeiture rate required judgment, and to the extent actual forfeitures differed from expectations, changes in estimate were recorded as an adjustment in the period when such estimates were revised. We historically recorded stock-based compensation expense by applying the forfeiture rates and adjusted estimated forfeiture rates to actual. During the third fiscal quarter beginning on June 26, 2016, we elected to early adopt ASU 2016-09. We also elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis.
We make a number of estimates and assumptions in determining stock-based compensation related to stock options including the following:

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
We granted performance stock units (“PSUs”) to our executive officers and senior management in 2014, 2015 and 2016 as part of our annual refresh grant process. These PSUs entitle our executive officers and senior management to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from 0 to 2.0 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the target composite index. This performance metric is classified as a market condition.
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
In addition, we have granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria.

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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors. Based on the available objective evidence, at December 31, 2016, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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

Accrued Warranty
We warrant that our products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at our sole option and expense. Our hardware warranty periods generally range from one to five years from date of acceptance for hardware and our software warranty is 90 days. Upon delivery of our products, we provide for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to our in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, our costs of repair vary based on repair volume and our ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from our estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
Business Combinations
Accounting for acquisitions requires our management to estimate the fair value of the assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

•	intangible assets including valuation methodology, estimations of future cash flows and discount rates, as well as the estimated useful life of the intangible assets;

•	the acquired company’s brand, as well as assumptions about the period of time the acquired brand will continue to be used; and

•	deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date.
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
Foreign Currency Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the euro and Swedish kronor (“SEK”). Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being in Europe, where we invoice primarily in euros and SEK. Additionally, a portion of our expenses, primarily the cost of personnel for research and development, sales and sales support to deliver technical support on our products and professional services, and the cost to manufacture, are denominated in foreign currencies, primarily the Indian rupee, the euro, SEK and the British pound. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, operating income may differ from expectations.
We currently enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable and restricted cash denominated in euros and British pound. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances and restricted cash in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2016 would not be material to our results of operations.
During 2016, we also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and SEK. The contracts are settled for U.S. dollars and SEK at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded. The effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2016 would not be material to our results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents, short-term and long-term investments, and short-term and long-term restricted cash totaling $360.0 million and $356.5 million as of December 31, 2016 and December 26, 2015, respectively. As of December 31, 2016, we have invested in certificates of deposit, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2016 and 2015, our interest income would have declined approximately $0.2 million and $0.2 million, respectively, assuming consistent investment levels.
Market Risk and Market Interest Risk
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If our common stock price is above the initial conversion price of $12.58 upon conversion or at maturity, the amount of cash or shares of common stock required to pay the conversion premium is not fixed and would increase if our common stock price increases.
As of December 31, 2016, the fair value of the Notes was $154.3 million. The fair value was calculated using a valuation model. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.
See Note 11, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited the accompanying consolidated balance sheets of Infinera Corporation as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinera Corporation at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinera Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 23, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Infinera Corporation
We have audited Infinera Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinera Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Infinera Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinera Corporation as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Infinera Corporation and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/    ERNST & YOUNG LLP
San Jose, California
February 23, 2017

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$162,641	$149,101
Short-term investments	141,697	125,561
Short-term restricted cash	8,490	—
Accounts receivable, net of allowance for doubtful accounts of $772 in 2016 and $630 in 2015	150,370	186,243
Inventory	232,955	174,699
Prepaid expenses and other current assets	34,270	29,511
Total current assets	730,423	665,115
Property, plant and equipment, net	124,800	110,861
Intangible assets	108,475	156,319
Goodwill	176,760	191,560
Long-term investments	40,779	76,507
Cost-method investments	7,000	14,500
Long-term restricted cash	6,449	5,310
Other non-current assets	3,897	4,009
Total assets	$1,198,583	$1,224,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,486	$92,554
Accrued expenses	31,580	33,736
Accrued compensation and related benefits	46,637	49,887
Accrued warranty	16,930	17,889
Deferred revenue	58,900	42,977
Total current liabilities	216,533	237,043
Long-term debt, net	133,586	123,327
Accrued warranty, non-current	23,412	20,955
Deferred revenue, non-current	19,362	13,881
Deferred tax liability, non-current	25,327	35,731
Other long-term liabilities	18,035	16,183
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2016 and 2015 Issued and outstanding shares—145,021 in 2016 and 140,197 in 2015	145	140
Additional paid-in capital	1,354,082	1,300,301
Accumulated other comprehensive income (loss)	(28,324)	1,123
Accumulated deficit	(563,575)	(539,413)
Total Infinera Corporation stockholders’ equity	762,328	762,151
Noncontrolling interest	—	14,910
Total stockholders' equity	762,328	777,061
Total liabilities and stockholders’ equity	$1,198,583	$1,224,181
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Revenue:
Product	$751,167	$769,230	$572,276
Services	118,968	117,484	95,803
Total revenue	870,135	886,714	668,079
Cost of revenue:
Cost of product	433,266	436,916	340,856
Cost of services	43,151	46,321	38,919
Total cost of revenue	476,417	483,237	379,775
Gross profit	393,718	403,477	288,304
Operating expenses:
Research and development	232,291	180,703	133,484
Sales and marketing	118,858	101,398	79,026
General and administrative	68,343	61,640	48,452
Total operating expenses	419,492	343,741	260,962
Income (loss) from operations	(25,774)	59,736	27,342
Other income (expense), net:
Interest income	2,478	1,837	1,456
Interest expense	(12,887)	(11,941)	(11,021)
Other gain (loss), net	7,002	2,399	(1,365)
Total other income (expense), net	(3,407)	(7,705)	(10,930)
Income (loss) before income taxes	(29,181)	52,031	16,412
Provision for (benefit from) income taxes	(4,751)	1,081	2,753
Net income (loss)	(24,430)	50,950	13,659
Less: Loss attributable to noncontrolling interest	(503)	(463)	—
Net income (loss) attributable to Infinera Corporation	$(23,927)	$51,413	$13,659
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(0.17)	$0.39	$0.11
Diluted	$(0.17)	$0.36	$0.11
Weighted average shares used in computing net income (loss) per common share:
Basic	142,989	133,259	123,672
Diluted	142,989	143,171	128,565

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income (loss)	$(24,430)	$50,950	$13,659
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	297	(62)	(320)
Foreign currency translation adjustment	(29,625)	5,803	(812)
Tax effect on items related to available-for-sale investments	(119)	—	—
Net change in accumulated other comprehensive income (loss)	(29,447)	5,741	(1,132)
Less: Comprehensive loss attributable to noncontrolling interest	(503)	(463)	—
Comprehensive income (loss) attributable to Infinera Corporation	$(53,374)	$57,154	$12,527

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 27, 2014, December 26, 2015 and December 31, 2016
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 28, 2013	119,887	$120	1,025,661	$(3,486)	$(604,485)	$417,810	$—	$417,810
Stock options exercised	2,001	2	13,981	—	—	13,983	—	13,983
ESPP shares issued	1,438	1	10,727	—		10,728	—	10,728
Shares withheld for tax obligations	(217)	—	(1,846)	—	—	(1,846)	—	(1,846)
Restricted stock units released	3,051	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	28,705	—	—	28,705	—	28,705
Other comprehensive loss	—	—	—	(1,132)	—	(1,132)	—	(1,132)
Net income	—	—	—	—	13,659	13,659	—	13,659
Balance at December 27, 2014	126,160	$126	$1,077,225	$(4,618)	$(590,826)	$481,907	$—	$481,907
Stock options exercised	1,787	2	13,092	—	—	13,094	—	13,094
ESPP shares issued	1,229	1	12,252	—	—	12,253	—	12,253
Shares withheld for tax obligations	(300)	—	(5,227)	—	—	(5,227)	—	(5,227)
Restricted stock units released	3,448	3	(3)	—	—	—	—	—
Issuance of common stock related to acquisition	7,873	8	169,499	—	—	169,507	—	169,507
Stock-based compensation	—	—	32,621	—	—	32,621	—	32,621
Noncontrolling interest investment	—	—	—	—	—	—	15,373	15,373
Tax benefit from share-based award activity	—	—	842	—	—	842	—	842
Other comprehensive income	—	—	—	5,741	—	5,741	—	5,741
Net income	—	—	—	—	51,413	51,413	(463)	50,950
Balance at December 26, 2015	140,197	$140	$1,300,301	$1,123	$(539,413)	$762,151	$14,910	$777,061

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 27, 2014, December 26, 2015 and December 31, 2016 —
(Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 26, 2015	140,197	$140	$1,300,301	$1,123	$(539,413)	$762,151	$14,910	$777,061
Stock options exercised	825	1	4,094	—	—	4,095	—	4,095
ESPP shares issued	1,369	1	13,607	—	—	13,608	—	13,608
Shares withheld for tax obligations	(287)	—	(3,657)	—	—	(3,657)	—	(3,657)
Restricted stock units released	2,917	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	42,552	—	—	42,552	—	42,552
Noncontrolling interest investment	—	—	—	—	—	—	(14,407)	(14,407)
Squeeze-out Proceedings	—	—	(2,812)	—	—	(2,812)	—	(2,812)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	(235)	(235)	—	(235)
Tax benefit from share-based award activity	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(29,447)	—	(29,447)	—	(29,447)
Net loss	—	—	—	—	(23,927)	(23,927)	(503)	(24,430)
Balance at December 31, 2016	145,021	$145	$1,354,082	$(28,324)	$(563,575)	$762,328	$—	$762,328

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(24,430)	$50,950	$13,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,489	35,777	25,917
Amortization of debt discount and issuance costs	10,260	9,281	8,395
Amortization of premium on investments	1,069	2,917	3,772
Impairment on acquired in-process research and development	11,295	—	—
Realized gain on sale of cost-method investments	(8,983)	—	—
Stock-based compensation expense	40,533	32,580	28,394
Other (gain) loss	672	(442)	(12)
Changes in assets and liabilities:
Accounts receivable	33,895	(15,971)	(53,948)
Inventory	(64,095)	(17,116)	(25,486)
Prepaid expenses and other assets	(5,501)	(3,248)	(8,324)
Accounts payable	(28,254)	19,223	18,810
Accrued liabilities and other expenses	(11,012)	8,448	15,998
Deferred revenue	21,439	10,777	8,788
Net cash provided by operating activities	38,377	133,176	35,963
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(124,077)	(186,737)	(302,398)
Proceeds from sales of available-for-sale investments	—	67,303	28,481
Proceeds from maturities and calls of investments	142,898	213,234	208,051
Purchase of cost-method investments	(7,000)	—	(5,500)
Proceeds from sale of cost-method investments	23,483	—	—
Purchase of property and equipment	(43,335)	(42,018)	(23,122)
Acquisition of business, net of cash acquired	—	(144,445)	—
Realized gain from forward contract for business acquisition	—	1,053	—
Change in restricted cash	(4,084)	135	(1,571)
Net cash used in investing activities	(12,115)	(91,475)	(96,059)
Cash Flows from Financing Activities:
Security pledge related to Squeeze-out Proceedings	(6,086)	—	—
Acquisition of noncontrolling interest	(16,771)	—	—
Proceeds from issuance of common stock	17,648	25,351	24,707
Minimum tax withholding paid on behalf of employees for net share settlement	(3,657)	(5,227)	(1,846)
Excess tax benefit from stock option transactions	—	859	—
Net cash provided by (used in) financing activities	(8,866)	20,983	22,861
Effect of exchange rate changes on cash	(3,856)	(78)	(600)
Net change in cash and cash equivalents	13,540	62,606	(37,835)
Cash and cash equivalents at beginning of period	149,101	86,495	124,330
Cash and cash equivalents at end of period	$162,641	$149,101	$86,495
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6,625	$4,570	$1,697
Cash paid for interest	$2,776	$2,647	$2,625
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$5,597	$9,314	$2,569
Common stock issued in connection with acquisition	$—	$169,507	$—
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera provides optical transport networking equipment, software and services to telecommunications service providers, Internet Content Providers, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, the Internet of Things (IoT) and business Ethernet services.
During the third quarter of 2015, the Company completed its public offer to the shareholders of Transmode AB (“Transmode”), acquiring 95.8% of the outstanding common shares and voting interest in Transmode. This acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Transmode with its financial results for the period from August 20, 2015, the date the acquisition closed (the "Acquisition Date"). The noncontrolling interest position is reported as a separate component of consolidated equity attributable to Transmode's shareholders. The noncontrolling interest in the Transmode entity's net loss is reported as a separate component of consolidated net income attributable to Transmode's shareholders. In August 2016, the Company received advance title to acquire the remaining 4.2% of Transmode shares not tendered in the initial offer.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2016 was a 53-week year that ended on December 31, 2016, and 2015 and 2014 were 52-week years that ended on December 26, 2015 and December 27, 2014, respectively. The next 53-week year will end on December 31, 2022.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.    Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of property, plant and equipment, fair value measurement of the liability component of the convertible senior notes and derivative instruments. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition
Many of the Company's product sales are sold in combination with installation and deployment services along with initial hardware and software support. Periodically, the Company's product sales are also sold with spares management, on-site hardware replacement services, network management operations, software subscription, extended hardware warranty or training. Initial software and hardware support services are generally delivered over a one-year period in connection with the initial purchase. Software warranty provides customers with maintenance releases during the warranty support period and hardware warranty provides replacement or repair of equipment that fails to perform in line with specifications. Software subscription service includes software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements. Network operations management includes the day-to-day operation of a customer's network. These services are generally delivered on an annual basis. Training services include the right to a specified number of instructor-led or web based training classes, and installation and deployment services may include customer site assessments, equipment installation and testing. These services are generally delivered over a 30 to120 day period.
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
The Company has a limited number of software offerings which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. The Company’s multiple-element arrangements may therefore have a software deliverable that is subject to the

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance. Revenue related to these offerings have historically not been material.
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, network operations management, extended hardware warranty services and training. Revenue from software subscription, spares management, on-site hardware replacement services, network operations management and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year. Revenue related to training and installation and deployment services is recognized as the services are completed.

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
Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The expected forfeiture rate was estimated based on the Company's historical forfeiture data and compensation costs were recognized only for those equity awards expected to vest. The estimation of the forfeiture rate required judgment, and to the extent actual forfeitures differed from expectations, changes in estimate were recorded as an adjustment in the period when such estimates were revised. The Company historically recorded stock-based compensation expense by applying the forfeiture rates and adjusted estimated forfeiture rates to actual. During the third fiscal quarter beginning on June 26, 2016, the Company elected to early adopt ASU 2016-09. The Company also elected to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis.
The Company makes a number of estimates and assumptions in determining stock-based compensation related to stock options including the following:

•
The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The expected term is estimated based on the Company’s historical data on employee exercise patterns and post vesting termination behavior to estimate expected exercises over the contractual term of grants.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three or four years.
The Company granted performance stock units (“PSUs”) to its executive officers and senior management in 2014, 2015 and 2016 as part of the Company's annual refresh grant process. These PSUs entitle the Company's executive officers and senior management to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from 0 to 2.0 times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the targeted composite index. This performance metric is classified as a market condition.
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
In addition, the Company has granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2016, 2015 and 2014 were $1.9 million, $1.8 million and $1.5 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, the Company must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 31, 2016, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets were fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded in 2016, 2015 and 2014 were a loss of $1.8 million, a gain of $2.4 million and a loss of $1.4 million, respectively.
The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in euros and British pounds, and restricted cash denominated in euros.

During 2016, the Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euro, British pound and Swedish kronor (“SEK”). The contracts are settled for U.S. dollars and SEK at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the condensed consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company classifies the following assets within Level 2 of the fair value hierarchy as follows:

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2016, none of the Company’s existing securities were classified as Level 3 securities.

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
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 31, 2016, December 26, 2015 and December 27, 2014, revenue was reduced for estimated sales returns by $0.6 million, $0.6 million and $0.2 million, respectively.
Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments and accounts receivable. Investment policies have been implemented that limit investments to investment-grade securities.
The risk with respect to accounts receivable is mitigated by ongoing credit evaluations that the Company performs on its customers. As the Company continues to expand its sales internationally, it may experience increased levels of customer credit risk associated with those regions. Collateral is generally not required for accounts receivable but may be used in the future to mitigate credit risk associated with customers located in certain geographical regions.
As of December 31, 2016, two customers accounted for approximately 17% and 15% of the Company's net accounts receivable balance, respectively. As of December 26, 2015, one customer accounted for approximately 17% of the Company’s net accounts receivable balance.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. One customer accounted for over 10% of the Company’s revenue in 2016. Revenue from this customer accounted for 16% of the Company's revenue in 2016. Two customers each accounted for over 10% of the Company's revenue in 2015. These two customers accounted for 17% and 13%, respectively, of the Company's revenue in 2015. One customer accounted for over 10% of the Company's revenue in 2014. Revenue from this customer accounted for 19% of the Company's revenue in 2014.
The Company depends on a sole source or limited source suppliers for several key components and raw materials. The Company generally purchases these sole source or limited source components and raw materials through standard purchase orders and does not have long-term contracts with many of these limited-source suppliers. While the Company seeks to maintain sufficient reserve stock of such components and raw materials, the Company’s business and results of operations could be adversely affected if any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and SEK. These contracts are settled for U.S. dollars and SEK at maturity and at rates agreed to at inception of the contracts. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty. The forward contracts entered into during 2016 were denominated in euros, British pounds and SEK, and the contracts are settled for reporting currencies at maturity at rates agreed to at inception of the contracts.
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
Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. In valuing its inventory costs and deferred inventory costs, the Company considered whether the utility of the products delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the utility of the products delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or market, whichever is lower, thereby recognizing the cost of the reduction in utility in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of actual cost or market.
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

Estimated Useful Lives
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	1.5 to 7 years
Leasehold improvements	1 to 12 years
The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or that the useful life is

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Business Combinations
Accounting for acquisitions requires our management to estimate the fair value of the assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the timing or amounts recognized in the Company's financial statements. The items involving the most significant assumptions, estimates and judgments include determining the fair value of the following:

•	Intangible assets, including valuation methodology, estimations of future cash flows and discount rates, as well as the estimated useful life of the intangible assets;

•	the acquired company’s brand, as well as assumptions about the period of time the acquired brand will continue to be used;

•	deferred tax assets and liabilities, uncertain tax positions and tax-related valuation allowances, which are initially estimated as of the acquisition date;
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment ” (“ASU 2017-04”). The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 is effective for the Company's annual or any interim goodwill impairment tests in fiscal years beginning after the fourth quarter of 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 for fiscal years, and for interim periods within those fiscal years, beginning after the fourth quarter of 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. Subsequent to the adoption of ASU 2016-18 the change in restricted cash would be excluded from the change in cash flows from financing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on its consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. This guidance is effective for the Company in its first quarter of fiscal 2018 and will be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
In May 2016, the FASB issued Accounting Standards Update 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Update)” (“ASU 2016-11”), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-11 will have on its consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations when the awards vest or are settled, eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows, and allows for an accounting policy election to either estimate the number of forfeitures (current U.S. GAAP) or account for forfeitures when they occur, amongst other provisions.
The Company elected to early adopt ASU 2016-09 as of its third fiscal quarter that began on June 26, 2016. The Company also elected to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis. The adoption of ASU 2016-09 and the change in the Company’s accounting policy resulted in a $0.2 million increase to additional paid-in capital and accumulated deficit as of December 27, 2015. The Company also recorded $0.3 million of stock-based compensation expense during 2016 to true-up for the differential between the amount of stock-based compensation cost previously recorded for the first six months ended June 25, 2016 and the amount that would have been recorded without assuming forfeitures. Additionally, the Company adopted the change in presentation in the condensed consolidated statement of cash flows related to excess tax benefits on a prospective basis. Accordingly, prior periods have not been adjusted. There was no impact for the change in presentation in the condensed consolidated statement of cash flows related to statutory tax withholding requirements as the Company has historically classified the statutory tax withholding as a financing activity in its consolidated statement of cash flows.
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16, “Business Combinations and Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The Company adopted ASU 2015-16 during the first quarter of fiscal 2016. The Company's adoption of ASU 2015-16 had no impact on the Company's financial position, results of operations or cash flow.
In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under ASU 2015-11, inventory should be at the lower of cost and net realizable value. This guidance is effective for the Company in its first quarter of fiscal 2017. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted ASU 2015-03 during the first quarter of fiscal 2016. The December 26, 2015 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”), which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. These standards will be effective for the Company's first quarter of 2018. The Company has not yet selected a transition method and it is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
The Company is still in the process of completing its analysis and assessing all potential impacts of the new standard. In terms of the Company’s evaluation efforts, it has assigned internal resources and engaged a third party service provider to assist in the evaluation assessment phase and documentation of new policies and processes. Furthermore, the Company has made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. The Company currently expects that necessary operational changes will be implemented prior to the adoption date.
3.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016			As of December 26, 2015
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$41,773	$—	$41,773	$37,829	$—	$37,829
Certificates of deposit	—	1,881	1,881	—	5,001	5,001
Commercial paper	—	39,310	39,310	—	10,997	10,997
Corporate bonds	—	88,324	88,324	—	163,400	163,400
U.S. agency notes	—	11,759	11,759	—	10,717	10,717
U.S. treasuries	52,092	—	52,092	24,853	—	24,853
Foreign currency exchange forward contracts	$—	$187	$187	$—	$490	$490
Total assets	$93,865	$141,461	$235,326	$62,682	$190,605	$253,287
Liabilities
Foreign currency exchange forward contracts	$—	$(71)	$(71)	$—	$(44)	$(44)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2. As of December 31, 2016 and December 26, 2015, none of the Company’s existing securities were classified as Level 3 securities.
Cash, cash equivalents and investments were as follows (in thousands):

	December 31, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$109,978	$—	$—	$109,978
Money market funds	41,773	—	—	41,773
Commercial paper	8,892	—	(1)	8,891
U.S. agency notes	1,999	—	—	1,999
Total cash and cash equivalents	$162,642	$—	$(1)	$162,641
Certificates of deposit	1,881	—	—	1,881
Commercial paper	30,425	—	(6)	30,419
Corporate bonds	63,097	1	(59)	63,039
U.S. agency notes	7,285	—	(8)	7,277
U.S. treasuries	39,093	9	(21)	39,081
Total short-term investments	$141,781	$10	$(94)	$141,697
Corporate bonds	25,374	—	(89)	25,285
U.S. agency notes	2,499	—	(16)	2,483
U.S. treasuries	13,032	2	(23)	13,011
Total long-term investments	$40,905	$2	$(128)	$40,779
Total cash, cash equivalents and investments	$345,328	$12	$(223)	$345,117

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 26, 2015
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$98,372	$—	$—	$98,372
Money market funds	37,829	—	—	37,829
Commercial paper	6,000	—	—	6,000
U.S. treasuries	6,900	—	—	6,900
Total cash and cash equivalents	$149,101	$—	$—	$149,101
Certificates of deposit	3,120	—	—	3,120
Commercial paper	4,997	—	—	4,997
Corporate bonds	111,608	—	(148)	111,460
U.S. agency notes	2	—	—	2
U.S. treasuries	5,986	—	(4)	5,982
Total short-term investments	$125,713	$—	$(152)	$125,561
Certificates of deposit	1,880	1	—	1,881
Corporate bonds	52,189	—	(249)	51,940
U.S. agency notes	10,784	—	(69)	10,715
U.S. treasuries	12,010	—	(39)	11,971
Total long-term investments	$76,863	$1	$(357)	$76,507
Total cash, cash equivalents and investments	$351,677	$1	$(509)	$351,169
As of December 31, 2016, the Company’s available-for-sale investments have a contractual maturity term of up to 24 months. Gross realized gains and losses on short-term and long-term investments were insignificant for all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of December 31, 2016, the Company had $304.3 million of cash, cash equivalents and short-term investments, including $43.2 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

4.	Cost-method Investments
In 2016, the Company invested $7.0 million in a privately-held company. In addition to the $7.0 million investment, the transaction included a customer supply agreement and warrants to purchase up to $10.0 million of additional shares of preferred stock. The warrants vest and become exercisable upon certain conditions being met.
Additionally, in 2016, the Company recognized a gain of $9.0 million from the sale of an existing cost-method investment. As of December 31, 2016 and December 26, 2015, the Company's cost-method investments balance was $7.0 million and $14.5 million, respectively. These investments are accounted for as cost-basis investments as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of either entity. The Company's investments are carried at historical cost in its consolidated financial statements. The Company regularly evaluates the carrying value of its cost-method investments for impairment. If the Company believes that the carrying value of the cost basis investments are in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of December 31, 2016 and December 26, 2015, no event had occurred that would adversely affect the carrying value of these investments. The Company did not record any impairment charges during 2016, 2015 and 2014.

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
During 2016, the Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and SEK. The contracts are settled for U.S. dollars and SEK at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
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
The before-tax effect of foreign currency exchange forward contracts was a loss of $0.9 million for 2016, a gain of $3.8 million for 2015 and a gain of $1.6 million in 2014, included in Other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of December 31, 2016, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 31, 2016			As of December 26, 2015
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$23,887	$137	$(71)	$46,753	$319	$(44)
Related to British pound denominated receivables	$6,353	$48	$—	$6,686	$171	$—
Related to euro denominated restricted cash	$242	$2	$—	$252	$—	$—
Total		$187	$(71)		$490	$(44)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

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
Shortly after the Acquisition Date, the Company initiated compulsory acquisition proceedings in accordance with Swedish law (the “Squeeze-out Proceedings”) in order to acquire the remaining 4.2% or 1.2 million Transmode shares, not tendered through the end of the offer period. As of the Acquisition Date, the fair value of the noncontrolling interest was approximately $15.4 million, which was based on the implied enterprise value of Transmode at the Acquisition Date. In August 2016, the Company received advance title and paid an undisputed purchase price of $16.8 million to acquire the remaining 4.2% of Transmode shares not tendered in the initial offer. The additional $16.8 million paid resulted in the elimination of the noncontrolling interest and an increase in additional paid-in capital. As of December 31, 2016, the Company continues to maintain a security pledge of approximately $6.1 million required by Swedish law. The final amount and timing of the final disposition will be determined by an arbitration tribunal at the completion of the Squeeze-out Proceedings, which is currently expected in 2017.
Noncontrolling interest was as follows (in thousands):

	December 31, 2016	December 26, 2015
Beginning noncontrolling interest	$14,910	$—
Noncontrolling interest investment	—	15,373
Acquisition of noncontrolling interest	(14,407)	—
Loss attributable to noncontrolling interest	(503)	(463)
Ending noncontrolling interest	$—	$14,910

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the year ended December 31, 2016 (in thousands):

Balance as of December 26, 2015	$191,560
Foreign currency translation adjustments	(14,800)
Accumulated impairment loss	—
Balance as of December 31, 2016	$176,760

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK.

Intangible Assets

The following table presents details of the Company’s intangible assets as of December 31, 2016 and December 26, 2015 (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$220	$(220)	$—	0.0
Customer relationships	46,125	(7,793)	38,332	6.6
Developed technology	94,320	(24,715)	69,605	3.7
Other intangible assets	819	(567)	252	4.6
Total intangible assets with finite lives	$141,484	$(33,295)	$108,189	4.7
Acquired in-process technology	286	—	286
Total intangible assets	$141,770	$(33,295)	$108,475

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$239	$(168)	$71	0.2
Customer relationships	49,991	(2,197)	47,794	7.7
Developed technology	94,256	(6,629)	87,627	4.6
Other intangible assets	819	(513)	306	5.6
Total intangible assets with finite lives	$145,305	$(9,507)	$135,798	5.7
Acquired in-process technology	20,521	—	20,521
Total intangible assets	$165,826	$(9,507)	$156,319
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $26.0 million and $9.0 million for the years ended December 31, 2016 and December 26, 2015, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During 2016, the Company transferred $3.8 million of its in-process technology to developed technology, which is being amortized over a maximum useful life of seven years. In-process technology of $0.3 million as of December 31, 2016 is not subject to amortization. As such, the Company excluded it in the future amortization expense table below. Additionally, during 2016, the Company recorded an impairment charge of $11.3 million related to in-process research and development, resulting from the Company's decision to abandon previously acquired in-process technologies.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2016 (in thousands):

		Fiscal Years
	Total	2017	2018	2019	2020	2021 and Thereafter
Total future amortization expense	$108,189	$24,924	$24,924	$24,364	$17,779	$16,198

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Balance Sheet Details
Restricted Cash
The Company’s long-term restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by and commercial letters of credit and bank guarantees. Additionally, the Company’s long-term restricted cash balance includes a leave encashment fund for India employees and a corporate bank card deposit for employees in the United Kingdom. The short-term restricted cash balance consists of a security pledge related to the Transmode acquisition Squeeze-out Proceedings and an escrow account to fund our facility expansion.

The following table provides details of selected balance sheet items (in thousands):

	December 31, 2016	December 26, 2015
Inventory:
Raw materials	$33,158	$27,879
Work in process	74,533	52,599
Finished goods	125,264	94,221
Total	$232,955	$174,699
Property, plant and equipment, net:
Computer hardware	$12,775	$11,097
Computer software(1)	26,779	22,548
Laboratory and manufacturing equipment	222,311	189,168
Furniture and fixtures	2,075	1,897
Leasehold improvements	42,267	38,946
Construction in progress	33,633	31,060
Subtotal	$339,840	$294,716
Less accumulated depreciation and amortization(2)	(215,040)	(183,855)
Total	$124,800	$110,861
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$5,555	$6,821
Professional and other consulting fees	4,955	5,363
Taxes payable	2,384	3,295
Royalties	5,375	4,290
Other accrued expenses	13,311	13,967
Total	$31,580	$33,736

(1)
Included in computer software at December 31, 2016 and December 26, 2015 were $9.1 million and $7.9 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at December 31, 2016 and December 26, 2015 were $4.0 million and $4.0 million, respectively.

(2)
Depreciation expense was $35.5 million, $26.8 million and $25.9 million (which includes depreciation of capitalized ERP costs of $1.2 million, $1.2 million and $1.1 million, respectively) for 2016, 2015 and 2014, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 28, 2013	$(124)	$(2,602)	$(760)	$(3,486)
Other comprehensive loss before reclassifications	(320)	(812)	—	(1,132)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive loss	(320)	(812)	—	(1,132)
Balance at December 27, 2014	$(444)	$(3,414)	$(760)	$(4,618)
Other comprehensive income before reclassifications	(62)	5,803	—	5,741
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	(62)	5,803	—	5,741
Balance at December 26, 2015	$(506)	$2,389	$(760)	$1,123
Other comprehensive loss before reclassifications	297	(29,625)	(119)	(29,447)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive loss	297	(29,625)	(119)	(29,447)
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$(28,324)

10.    Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Infinera Corporation by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributable to Infinera Corporation per common share is computed using net income (loss) attributable to Infinera Corporation and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSU and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of convertible senior notes from the conversion spread (as discussed in Note 11, "Convertible Senior Notes"). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been excluded from the diluted net loss calculation.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income (loss) per common share attributable to Infinera Corporation - basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Numerator:
Net income (loss) attributable to Infinera Corporation	$(23,927)	$51,413	$13,659
Denominator:
Basic weighted average common shares outstanding	142,989	133,259	123,672
Effect of dilutive securities:
Employee equity plans	—	5,686	4,778
Assumed conversion of convertible senior notes from conversion spread	—	4,226	115
Dilutive weighted average common shares outstanding	142,989	143,171	128,565

Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.17)	$0.39	$0.11
Diluted	$(0.17)	$0.36	$0.11
The Company incurred a net loss during 2016, and as a result, potential common shares from options, RSUs, PSUs and assumed release of outstanding stock under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
During 2015 and 2014, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price was above the conversion price of the Notes. The dilutive impact of the Notes (as defined in Note 11, "Convertible Senior Notes") for the year was based on the average dilution of the four quarters, which is calculated as the difference between the Company's average stock price during the period and the conversion price of the Notes. Given the average market price at the end of 2016 was below the conversion price, no shares were included in the dilutive share count. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
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
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	As of
	December 31, 2016	December 26, 2015	December 27, 2014
Stock options outstanding	2,042	8	362
Restricted stock units	5,302	415	331
Performance stock units	896	73	124
Employee stock purchase plan shares	1,010	225	741
Total	9,250	721	1,558

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Convertible Senior Notes
In May 2013, the Company issued the $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the “Notes”), which will mature on June 1, 2018, unless earlier unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds to the Company were approximately $144.5 million.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying amounts of the debt obligation were as follows (in thousands):

	December 31, 2016	December 26, 2015
Principal	$150,000	$150,000
Unamortized discount (1)	(15,114)	(24,560)
Unamortized issuance cost (1)	(1,300)	(2,113)
Net carrying amount	$133,586	$123,327

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 17 months.

As of December 31, 2016 and December 26, 2015, the carrying amount of the equity component of the Notes was $43.3 million.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Contractual interest expense	$2,625	$2,625	$2,626
Amortization of debt issuance costs	813	735	665
Amortization of debt discount	9,447	8,546	7,730
Total interest expense	$12,885	$11,906	$11,021
The coupon rate was 1.75%. For the years ended December 31, 2016 and December 26, 2015, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2016, the fair value of the Notes was $154.3 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 30, 2016. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended December 31, 2016, the closing price of the Company's common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the first quarter of 2017. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the first quarter of 2017 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $8.49 on December 30, 2016, the if-converted value of the Notes did not exceed their principal amount.

12.	Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 12 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $3.6 million and $2.8 million as of December 31, 2016 and December 26, 2015, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $11.0 million, $8.6 million and $7.2 million for 2016, 2015 and 2014, respectively. The Company did not have any sublease rental income for 2016, 2015 and 2014.
Future annual minimum operating lease payments at December 31, 2016 were as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease payments	$12,073	$11,723	$10,737	$9,445	$3,268	$8,343	$55,589

Purchase Commitments
The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchase needs. As of December 31, 2016, December 26, 2015 and December 27, 2014, these non-cancelable purchase commitments were $111.9 million, $137.4 million and $128.3 million, respectively.
Future purchase commitments at December 31, 2016 were as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Purchase obligations	$111,932	$—	$—	$—	$—	$—	$111,932
The contractual obligation tables above exclude tax liabilities of $2.8 million related to uncertain tax positions because the Company cannot reliably estimate the timing and amount of future payments, if any.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters
On November 23, 2016, Oyster Optics, LLP (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intends to litigate this action vigorously. Because this action is in the early stages, the Company is unable to reasonably estimate the possible loss or range of loss, if any, arising from this matter.
In addition to the matter described above, the Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 31, 2016, the Company has accrued the estimated liabilities associated with these potential loss contingencies.
Indemnification Obligations
From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. The terms of such indemnification obligations vary. These contracts may relate to: (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and certain key employees, under which the Company may be required to indemnify such persons for liabilities.
In addition, the Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the intellectual property indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. These indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant. To date, the Company has not incurred any material costs as a result of the indemnification obligations and has not accrued any liabilities related to such obligations in the Company’s consolidated financial statements.
As permitted under Delaware law and the Company’s charter and bylaws, the Company has agreements whereby it indemnifies certain of its officers and each of its directors. The term of the indemnification period is for the officer’s or director’s lifetime for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements could be significant; however, the Company has a director and officer insurance policy that may reduce its exposure and enable it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.     Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 31, 2016	December 26, 2015
Beginning balance	$38,844	$27,040
Charges to operations	25,135	31,258
Utilization	(16,884)	(15,114)
Change in estimate(1)	(6,753)	(4,340)
Balance at the end of the period	$40,342	$38,844

(1)
The Company records hardware warranty liabilities based on the latest quality and cost information available as of that date. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair. Over time, the Company's failure rates and repair costs have generally declined leading to favorable changes in warranty reserves.

Letters of Credit and Bank Guarantees
The Company had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016. These consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax and customs authorities' licenses. The Company had $5.2 million of standby letters of outstanding as of December 26, 2015. These consisted of $3.1 million related to customer performance guarantees, $1.2 million related to a value added tax license and $0.9 million related to property leases.

As of December 31, 2016 and December 26, 2015, the Company has a line of credit for approximately $1.1 million and $1.5 million, respectively, to support the issuance of letters of credit, of which $0.3 million had been issued and outstanding for both periods. The Company has pledged approximately $4.5 million and $4.7 million of assets of a subsidiary to secure this line of credit and other obligations as of December 31, 2016 and December 26, 2015, respectively.

14.	Stockholders’ Equity
2000 Stock Plan, 2007 Equity Incentive Plan, 2016 Equity Incentive Plan and Employee Stock Purchase Plan
In December 2000, the Company adopted the 2000 Stock Plan (“2000 Plan”). Under the 2000 Plan, as amended, the Company had reserved an aggregate of 14.2 million shares of its common stock for issuance. As of December 31, 2016, options to purchase 20 thousand shares of the Company’s common stock were outstanding under the 2000 Plan. The Company has not granted any additional options or other awards under the 2000 Plan since the Company's initial public offering (the “IPO”) in 2007. The 2000 Plan expired on December 6, 2010. However, the 2000 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the 2000 Plan since prior to the IPO.
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (“2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company has reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (“2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan, however the 2007 Plan will continue to govern the terms and conditions of the outstanding options previously granted under the 2007 Plan. As December 31, 2016, options to purchase 1.6 million shares of the Company's common stock were outstanding and 5.5 million RSUs were outstanding under the 2007 Plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. As of December 31, 2016, the Company reserved a total of 7.5 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors.
The ESPP was adopted by the board of directors in February 2007 and approved by the stockholders in May 2007. The ESPP was last amended by the stockholders in May 2014 to increase the shares authorized under the ESPP to 16.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 31, 2016
Outstanding stock options and awards	7,853
Reserved for future option and award grants	7,096
Reserved for future ESPP	4,664
Total common stock reserved for stock options and awards	19,613

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,367	$7.26	$17,452
Options granted	25	$9.02
Options exercised	(2,001)	$6.99	$8,182
Options canceled	(93)	$12.38
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Options granted	—	$—
Options exercised	(1,787)	$7.33	$21,566
Options canceled	—	$—
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Options granted	—	$—
Options exercised	(825)	$4.97	$4,433
Options canceled	(31)	$12.46
Outstanding at December 31, 2016	1,655	$8.30	$965
Exercisable at December 31, 2016	1,649	$8.30	$965

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	6,583	$7.72	$64,443
RSUs granted	2,705	$8.80
RSUs released	(2,797)	$7.84	$24,858
RSUs canceled	(449)	$7.85
Outstanding at December 27, 2014	6,042	$8.14	$90,085
RSUs granted	2,202	$18.48
RSUs released	(3,035)	$7.88	$53,892
RSUs canceled	(277)	$10.95
Outstanding at December 26, 2015	4,932	$12.76	$91,285
RSUs granted	2,992	$13.94
RSUs released	(2,303)	$11.06	$26,407
RSUs canceled	(328)	$13.9
Outstanding at December 31, 2016	5,293	$14.1	$44,939

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2013	721	$7.04	$7,054
PSUs granted	508	$8.34
PSUs released	(255)	$6.36	$2,097
PSUs canceled	(98)	$7.18
Outstanding at December 27, 2014	876	$7.49	$13,067
PSUs granted	332	$18.23
PSU performance earned(1)	129	$7.32
PSUs released	(413)	$7.00	$7,231
PSUs canceled	(193)	$8.03
Outstanding at December 26, 2015	731	$12.35	$13,540
PSUs granted	647	$15.28
PSU performance earned(1)	234	$12.28
PSUs released	(614)	$11.34	$8,077
PSUs canceled	(94)	$15.18
Outstanding at December 31, 2016	904	$14.13	$7,672
Expected to vest as of December 31, 2016	81		$691

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $8.49 at December 30, 2016 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $8.49 at December 30, 2016. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 31, 2016. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$24	1.0
RSUs	$53,340	2.4
PSUs	$5,346	1.5

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 31, 2016.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$6.30 - $ 7.25	293	2.74	$6.86	293	$6.86
$7.45 - $ 7.61	400	1.74	$7.54	400	$7.54
$7.68 - $ 8.19	250	3.63	$8.06	250	$8.06
$ 8.58	509	4.11	$8.58	509	$8.58
$9.02 - $ 22.36	203	2.20	$11.46	197	$11.54
	1,655	2.99	$8.30	1,649	$8.30
Employee Stock Options
The weighted-average remaining contractual term of options outstanding and exercisable was 3.0 years as of December 31, 2016. The Company did not grant any stock options during 2016 or 2015. Total fair value of stock options granted to employees and directors that vested during 2016 was insignificant and was approximately $0.2 million and $0.8 million for 2015 and 2014, respectively, based on the grant date fair value. Amortization of stock-based compensation expense related to stock options in 2016 was insignificant, and was $0.2 million and $0.7 million in 2015 and 2014, respectively.
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

Year Ended
Employee and Director Stock Options	December 27, 2014
Volatility	52%
Risk-free interest rate	1.3%
Expected life	4.3 years
Estimated fair value	3.85

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Volatility	56% - 67%	39% - 53%	46% - 51%
Risk-free interest rate	0.51% - 0.52%	0.13% - 0.26%	0.02% - 0.11%
Expected life	0.5 years	0.5 years	0.3 - 0.5 years
Estimated fair value	$3.16 - $4.53	$5.15 - $6.43	$2.05 - $2.57

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Stock-based compensation expense	$6,094	$4,472	$3,760
Employee contributions	$13,609	$12,253	$10,728
Shares purchased	1,369	1,229	1,438
Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2016, 2015 and 2014 was approximately $29.6 million, $22.9 million and $21.6 million, respectively.
Performance Stock Units
Pursuant to the 2007 Plan, the Company has granted PSUs to certain of the Company’s executive officers, senior management and certain employees. All PSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date and if the performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.
A number of PSUs granted to the Company’s executive officers and senior management are based on the total shareholder return of the Company's common stock price as compared to the total shareholder return of the S&P North American Technology Multimedia Networking Index (“SPGIIPTR”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from 0 to 2.0 times the target number of PSUs granted depending on the Company’s performance against the SPGIIPTR.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the year ended December 31, 2016 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2013	2014	2015	2016
Outstanding at December 26, 2015	731	147	260	324	—
PSUs granted	647	—	—	—	647
PSUs performance earned(1)	234	70	53	111	—
PSUs released	(614)	(210)	(179)	(225)	—
PSUs canceled	(94)	(7)	(11)	(62)	(14)
Outstanding at December 31, 2016	904	—	123	148	633

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.
Amortization of stock-based compensation expense related to PSUs in 2016, 2015 and 2014 was approximately $6.6 million, $5.0 million and $2.2 million, respectively.

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Stock-based compensation effects in inventory	$4,911	$3,129	$3,088
Stock-based compensation effects in fixed assets	$67	$93	$119

Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$2,966	$2,405	$1,921
Research and development	13,732	11,055	8,927
Sales and marketing	11,043	8,081	7,477
General and administrative	9,295	7,354	6,383
	37,036	28,895	24,708
Cost of revenue—amortization from balance sheet (1)	3,497	3,685	3,686
Total stock-based compensation expense	$40,533	$32,580	$28,394

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes
The following is a geographic breakdown of the provision for (benefit from) income taxes (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Current:
Federal	$32	$—	$—
State	861	1,239	446
Foreign	2,288	3,482	2,423
Total current	$3,181	$4,721	$2,869
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(7,932)	(3,640)	(116)
Total deferred	$(7,932)	$(3,640)	$(116)
Total provision (benefit)	$(4,751)	$1,081	$2,753
Loss before provision for income taxes from international operations was $23.1 million and $6.3 million, respectively, for the years ended December 31, 2016 and December 26, 2015. Income before provision for income taxes from international operations was $5.6 million for the year ended December 27, 2014.
The provisions benefit for (benefit from) income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Expected tax (benefit) at federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	2.2%	1.5%	1.8%
Research credits	(8.9)%	(5.0)%	(11.4)%
Stock-based compensation	22.3%	9.6%	14.7%
Change in valuation allowance	(5.9)%	(43.0)%	(25.3)%
Foreign rate differential	9.4%	4.0%	2.0%
Other	(0.4)%	—%	—%
Effective tax rate	(16.3)%	2.1%	16.8%
The Company recognized an income tax benefit of $4.8 million on a loss before income taxes of $29.2 million, income tax expense of $1.1 million on income before income taxes of $52.0 million and income tax expense of $2.8 million on income before income taxes of $16.4 million in fiscal years 2016, 2015 and 2014, respectively. The resulting effective tax rates were (16.3)%, 2.1% and 16.8% for 2016, 2015 and 2014, respectively. The 2016 and 2015 effective tax rates differ from the expected statutory rate of 35% based upon the utilization of unbenefited U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The 2016 income tax benefit compared to the 2015 income tax expense primarily relates to the tax benefit of acquisition related amortization expenses and charges, lower state income taxes because of lower profit in our U.S. operations, and reduction in tax reserves, offset by an increase in taxable foreign profits in certain jurisdictions. The tax expense for 2015 was

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less than 2014 due to acquisition related amortization expenses and charges offset by higher state taxes, additional tax reserves, and an increase in taxable foreign profits.

Because of the Company's significant loss carryforward position and corresponding full valuation allowance, in all periods, the Company has not been subject to federal or state tax on its U.S. income because of the availability of loss carryforwards, with the exception of certain states’ taxes for which the losses are limited by statute or amount in 2016 and more significantly in 2015, and fed and state taxes associated with a discontinued US subsidiary. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 31, 2016	December 26, 2015
Deferred tax assets:
Net operating losses	$77,670	$67,973
Research credits	47,405	42,093
Nondeductible accruals	42,507	38,978
Inventory valuation	30,449	21,550
Property, plant and equipment	1,692	989
Intangible assets	119	796
Stock-based compensation	9,412	9,299
Total deferred tax assets	$209,254	$181,678
Valuation allowance	(200,476)	(169,240)
Net deferred tax assets	$8,778	$12,438
Deferred tax liabilities:
Depreciation	(239)	(232)
Accruals, reserves and prepaid expenses	(4,008)	(3,874)
Acquired intangible assets	(24,088)	(34,894)
Convertible senior notes	(5,653)	(9,070)
Total deferred tax liabilities	$(33,988)	$(48,070)
Net deferred tax liabilities	$(25,210)	$(35,632)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is more likely than not that the domestic net deferred tax assets will not be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 31, 2016 and December 26, 2015.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
As of December 31, 2016, the Company has net operating loss carryforwards of approximately $205.9 million for federal tax purposes and $104.0 million for state tax purposes. The carryforward balance reflects expected utilization of both federal and state net operating losses for the year ended December 31, 2016. Federal net operating loss carryforwards will begin to expire in 2025 while certain unutilized California losses have expired in 2016. Additionally, the Company has federal and California research and development credits available to reduce future income taxes payable of approximately $35.0 million and $39.4 million, respectively, as of December 31, 2016. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $2.2 million to offset future Canadian income tax payable as of December 31, 2016. The federal research credits will begin to expire in the year 2022 if not utilized and the California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.

On March 30, 2016, FASB issued Accounting Standards Update 2016-09, which the Company early adopted as of June 26, 2016. As a result of the adoption of ASU 2016-09, excess windfall tax benefits and tax deficiencies related to our stock option exercises and RSU vestings are recognized as an income tax benefit or expense in our condensed consolidated statements of operations. The adoption of ASU 2016-09 did not have any material impact on our income tax expense for the year ended December 31, 2016 due primarily to our valuation allowance position.
Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 31, 2016, the Company had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against its taxable profits earned to date.
The Company’s policy with respect to its undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various foreign countries. At December 31, 2016, the undistributed earnings approximated $28.5 million. The future tax consequence of the remittance of these earnings is negligible because of the significant net operating loss carryforwards for U.S. and state purposes and full valuation allowance provided against such carryforwards.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 31, 2016	December 26, 2015	December 27, 2014
Beginning balance	$19,130	$16,978	$15,148
Tax position related to current year
Additions	2,548	2,891	1,990
Tax positions related to prior years
Additions	1,292	—	140
Reductions	—	(497)	(76)
Lapses of statute of limitations	(688)	(242)	(224)
Ending balance	$22,282	$19,130	$16,978

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2016, the cumulative unrecognized tax benefit was $22.3 million, of which $20.0 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 31, 2016, approximately $2.3 million, if recognized, would impact the Company’s effective tax rate.
As of December 31, 2016, December 26, 2015 and December 27, 2014, the Company had $0.5 million, $0.5 million and $0.4 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.2 million was included in the Company’s provision for income taxes in each of the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2002 and forward.

The Company has received assessments of tax resulting from transfer pricing examinations in India for all but two years in the range of fiscal years ending March 2005 through March 2014. While some of the assessment years have been settled with no change from the original tax return position, the Company intends to appeal all remaining assessment years, and does not expect a significant adjustment to unrecognized tax benefits as a result of these inquiries. The Company believes that the resolution of these disputed issues will not have a material impact on our financial statements.

The Company does not currently believe there to be a reasonable possibility of a significant change in total unrecognized tax benefits that would occur within the next 12 months and, as such, amounts are classified as other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2016.

16.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer ("CEO"). The Company’s CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and services. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Americas:
United States	$541,889	$602,433	$476,172
Other Americas	40,036	65,075	34,379
	$581,925	$667,508	$510,551
Europe, Middle East and Africa	243,783	174,380	132,271
Asia Pacific and Japan	44,427	44,826	25,257
Total revenue	$870,135	$886,714	$668,079

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net

	December 31, 2016	December 26, 2015
United States	$117,715	$102,702
Other Americas	218	173
	117,933	102,875
Europe, Middle East and Africa	3,822	5,417
Asia Pacific and Japan	3,045	2,569
Total property, plant and equipment, net	$124,800	$110,861

17.	Employee Benefit Plan
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $2.1 million and $1.7 million for 2016 and 2015, respectively. Expenses related to the 401(k) Plan were insignificant for 2016, 2015 and 2014.
In connection with the Company's acquisition of Transmode during the third quarter of 2015, the Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.6 million for 2016 and $0.8 million from the Acquisition Date through December 26, 2015.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2016 and 2015. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
		2016			2015
	Dec. 31	Sep. 24	Jun. 25	Mar. 26	Dec. 26	Sep. 26	Jun. 27	Mar. 28
			(In thousands, except per share data)
Revenue:
Product	$151,365	$156,188	$227,532	$216,082	$227,040	$202,365	$178,982	$160,843
Services	29,678	29,264	31,290	28,736	32,994	30,107	28,364	26,019
Total revenue	181,043	185,452	258,822	244,818	260,034	232,472	207,346	186,862
Cost of revenue:
Cost of product	101,702	91,064	122,438	118,062	130,765	117,154	99,491	89,506
Cost of services	10,309	9,786	12,638	10,418	13,505	12,513	11,059	9,244
Total cost of revenue	112,011	100,850	135,076	128,480	144,270	129,667	110,550	98,750
Gross profit	69,032	84,602	123,746	116,338	115,764	102,805	96,796	88,112
Operating expenses	114,900	95,461	107,664	101,467	101,975	88,545	80,266	72,955
Income (loss) from operations	(45,868)	(10,859)	16,082	14,871	13,789	14,260	16,530	15,157
Other income (expense), net	5,589	(2,854)	(3,295)	(2,847)	(2,013)	(5,901)	2,384	(2,175)
Income (loss) before income taxes	(40,279)	(13,713)	12,787	12,024	11,776	8,359	18,914	12,982
Provision for (benefit from) income taxes	(4,026)	(2,416)	1,475	216	(392)	(151)	1,008	616
Net income (loss)	$(36,253)	$(11,297)	$11,312	$11,808	$12,168	$8,510	$17,906	$12,366
Less: Net loss attributable to noncontrolling interest	—	(125)	(171)	(207)	(463)	—	—	—
Net income (loss) attributable to Infinera Corporation	$(36,253)	$(11,172)	$11,483	$12,015	$12,631	$8,510	$17,906	$12,366
Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.25)	$(0.08)	$0.08	$0.09	$0.09	$0.06	$0.14	$0.10
Diluted	$(0.25)	$(0.08)	$0.08	$0.08	$0.08	$0.06	$0.13	$0.09
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2016 was a 53-week year that ended on December 31, 2016, and fiscal year 2015 was a 52-week year that ended on December 26, 2015 . The quarters for fiscal years 2016 and 2015 were 14-week and 13-week quarters, respectively.
During the third quarter of 2015, the Company completed its public offer to the shareholders of Transmode, acquiring 95.8% of the outstanding common shares and voting interest in Transmode. This acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Transmode with its financial results since the Acquisition Date.
During the fourth quarter of 2016, the Company recorded an impairment charge of $11.3 million related to in-process research and development, resulting from the Company's decision to abandon previously acquired in-process technologies. Additionally, during the same period, the Company recognized a gain of $9.0 million on the sale of a cost-method investment.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our fiscal year 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of the end of fiscal year 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive offers, refer to the section entitled “Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 31, 2016	December 26, 2015	December 27, 2014
	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$169,240	$199,698	$202,747
Additions	31,913	15,266	17,276
Reductions	(677)	(45,724)	(20,325)
Ending balance	$200,476	$169,240	$199,698
Allowance for doubtful accounts
Beginning balance	$630	$38	$43
Additions	772	657	18
Reductions	(630)	(65)	(23)
Ending balance	$772	$630	$38
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

10.3*	2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.4*	Infinera Corporation 2007 Employee Stock Purchase Plan.
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

10.15*	Executive Severance Policy, incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.16*	Infinera Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2016.

Exhibit No.	Description
10.17*
Form of Notice of Grant of Restricted Stock Units under the 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2016.

10.18*
Form of Notice of Grant of Restricted Stock Units for Directors under the 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2016.

10.19*
Form of Notice of Grant of Performance Shares under the 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2016.

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
Dated: February 23, 2017

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer Principal Financial and Accounting Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Fallon and Brad D. Feller, and each of them individually, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ THOMAS J. FALLON	Chief Executive Officer and Director and Principal Executive Officer	February 23, 2017
Thomas J. Fallon

/s/ BRAD D. FELLER	Chief Financial Officer, Principal Financial and Accounting Officer	February 23, 2017
Brad D. Feller

/s/ DAVID F. WELCH, PH.D.	Co-founder, President and Director	February 23, 2017
David F. Welch, Ph.D.

/s/ KAMBIZ Y. HOOSHMAND	Chairman of the Board	February 23, 2017
Kambiz Y. Hooshmand

/s/ JOHN P. DAANE	Director	February 23, 2017
John P. Daane

/s/ MARCEL GANI	Director	February 23, 2017
Marcel Gani

/s/ PAUL J. MILBURY	Director	February 23, 2017
Paul J. Milbury

/s/ RAJAL M. PATEL	Director	February 23, 2017
Rajal M. Patel

/s/ MARK A. WEGLEITNER	Director	February 23, 2017
Mark A. Wegleitner