Form 10-Q
period 2017-04-01
INFINERA Corp
filed 2017-05-10
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33486
INFINERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0560433
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

140 Caspian Court Sunnyvale, CA	94089
Address of principal executive offices	Zip Code
(408) 572-5200
Registrant’s telephone number, including area code
Not Applicable
Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2017, 146,543,233 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 1, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$125,658	$162,641
Short-term investments	139,113	141,697
Short-term restricted cash	7,908	8,490
Accounts receivable, net of allowance for doubtful accounts of $817 in 2017 and $772 in 2016	124,325	150,370
Inventory	233,858	232,955
Prepaid expenses and other current assets	40,133	34,270
Total current assets	670,995	730,423
Property, plant and equipment, net	129,007	124,800
Intangible assets	103,673	108,475
Goodwill	179,670	176,760
Long-term investments	80,903	40,779
Cost-method investment	7,000	7,000
Long-term restricted cash	5,081	6,449
Other non-current assets	4,034	3,897
Total assets	$1,180,363	$1,198,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,371	$62,486
Accrued expenses	32,636	31,580
Accrued compensation and related benefits	32,503	46,637
Accrued warranty	15,425	16,930
Deferred revenue	66,364	58,900
Total current liabilities	206,299	216,533
Long-term debt, net	136,316	133,586
Accrued warranty, non-current	20,555	23,412
Deferred revenue, non-current	24,736	19,362
Deferred tax liability	24,345	25,327
Other long-term liabilities	19,350	18,035
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of April 01, 2017 and December 31, 2016
Issued and outstanding shares – 146,515 as of April 01, 2017 and 145,021 as of December 31, 2016	147	145
Additional paid-in capital	1,374,830	1,354,082
Accumulated other comprehensive loss	(22,189)	(28,324)
Accumulated deficit	(604,026)	(563,575)
Total stockholders' equity	748,762	762,328
Total liabilities and stockholders’ equity	$1,180,363	$1,198,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenue:
Product	$147,053	$216,082
Services	28,469	28,736
Total revenue	175,522	244,818
Cost of revenue:
Cost of product	99,332	118,062
Cost of services	12,134	10,418
Total cost of revenue	111,466	128,480
Gross profit	64,056	116,338
Operating expenses:
Research and development	55,083	54,145
Sales and marketing	29,441	30,009
General and administrative	17,359	17,313
Total operating expenses	101,883	101,467
Income (loss) from operations	(37,827)	14,871
Other income (expense), net:
Interest income	751	522
Interest expense	(3,403)	(3,155)
Other gain (loss), net	(130)	(214)
Total other income (expense), net	(2,782)	(2,847)
Income (loss) before income taxes	(40,609)	12,024
Provision for (benefit from) income taxes	(158)	216
Net income (loss)	(40,451)	11,808
Less: Loss attributable to noncontrolling interest	—	(207)
Net income (loss) attributable to Infinera Corporation	$(40,451)	$12,015
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(0.28)	$0.09
Diluted	$(0.28)	$0.08
Weighted average shares used in computing net income (loss) per common share:
Basic	145,786	140,805
Diluted	145,786	146,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net income (loss)	$(40,451)	$11,808
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(82)	383
Foreign currency translation adjustment	6,217	3,268
Net change in accumulated other comprehensive income (loss)	6,135	3,651
Less: Comprehensive loss attributable to noncontrolling interest	—	(207)
Comprehensive income (loss) attributable to Infinera Corporation	$(34,316)	$15,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(40,451)	$11,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,951	14,666
Amortization of debt discount and issuance costs	2,730	2,469
Amortization of premium on investments	120	481
Impairment of intangible assets	252	—
Stock-based compensation expense	10,877	7,987
Other gain	(60)	—
Changes in assets and liabilities:
Accounts receivable	26,366	2,165
Inventory	(326)	(16,155)
Prepaid expenses and other assets	(5,767)	(274)
Accounts payable	(3,180)	(9,041)
Accrued liabilities and other expenses	(12,027)	(15,036)
Deferred revenue	12,943	9,776
Accrued warranty	(4,398)	1,133
Net cash provided by operating activities	3,030	9,979
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(84,422)	(37,393)
Proceeds from maturities of investments	46,679	63,759
Purchase of property and equipment	(14,743)	(10,844)
Change in restricted cash	1,626	(30)
Net cash provided by (used in) investing activities	(50,860)	15,492
Cash Flows from Financing Activities:
Security pledge to acquire noncontrolling interest	476	—
Acquisition of noncontrolling interest	(471)	—
Proceeds from issuance of common stock	9,808	7,787
Minimum tax withholding paid on behalf of employees for net share settlement	(151)	(2,444)
Net cash provided by financing activities	9,662	5,343
Effect of exchange rate changes on cash	1,185	59
Net change in cash and cash equivalents	(36,983)	30,873
Cash and cash equivalents at beginning of period	162,641	149,101
Cash and cash equivalents at end of period	$125,658	$179,974
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,553	$1,554
Cash paid for interest	$3	$37
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$138	$1,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, property, plant and equipment, and fair value measurement of the liability component of the Company's $150.0 million in aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
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
The Company reclassified certain amounts reported in previous periods to conform to the current presentation. This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended April 1, 2017, one customer individually accounted for 19% of the Company's total revenue and for the corresponding period in 2016, three customers individually accounted for 17%, 16% and 14% of the Company's total revenue, respectively.
There have been no material changes in the Company’s significant accounting policies for the three months ended April 1, 2017 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 will be effective for the Company's annual or any interim goodwill impairment tests in its first quarter of fiscal 2020. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning with its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period. Subsequent to the adoption of ASU 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing and financing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on its consolidated financial statements.
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
In May 2016, the FASB issued Accounting Standards Update 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” (“ASU 2016-11”), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-11 will have on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements and expects to have increases in the assets and liabilities of its consolidated balance sheets.
In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under ASU 2015-11, inventory should be at the lower of cost and net realizable value. The Company adopted ASU 2015-11 during the first quarter of fiscal 2016. The Company's adoption of 2015-11 had no impact on the Company's financial position, results of operations or cash flows.
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
Foreign Currency Exchange Forward Contracts
As discussed in Note 5, “Derivative Instruments” to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of April 1, 2017			As of December 31, 2016
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$22,524	$—	$22,524	$41,773	$—	$41,773
Certificates of deposit	—	480	480	—	1,881	1,881
Commercial paper	—	47,960	47,960	—	39,310	39,310
Corporate bonds	—	125,883	125,883	—	88,324	88,324
U.S. agency notes	—	12,781	12,781	—	11,759	11,759
U.S. treasuries	52,999	—	52,999	52,092	—	52,092
Foreign currency exchange forward contracts	—	—	—	—	187	187
Total assets	$75,523	$187,104	$262,627	$93,865	$141,461	$235,326
Liabilities
Foreign currency exchange forward contracts	$—	$(30)	$(30)	$—	$(71)	$(71)
During the three months ended April 1, 2017, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of April 1, 2017 and December 31, 2016, none of the Company’s existing securities were classified as Level 3 securities.

Cash, cash equivalents and investments were as follows (in thousands):

	April 1, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$83,047	$—	$—	$83,047
Money market funds	22,524	—	—	22,524
Commercial paper	20,088	—	(1)	20,087
Total cash and cash equivalents	$125,659	$—	$(1)	$125,658
Certificates of deposit	240		—	240
Commercial paper	27,883	—	(10)	27,873
Corporate bonds	68,792	—	(97)	68,695
U.S. agency notes	7,288	—	(10)	7,278
U.S. treasuries	35,062	—	(35)	35,027
Total short-term investments	$139,265	$—	$(152)	$139,113
Certificates of deposit	240	—	—	240
Corporate bonds	57,288	4	(104)	57,188
U.S. agency notes	5,516	—	(13)	5,503
U.S. treasuries	17,996	1	(25)	17,972
Total long-term investments	$81,040	$5	$(142)	$80,903
Total cash, cash equivalents and investments	$345,964	$5	$(295)	$345,674

	December 31, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$109,978	$—	$—	$109,978
Money market funds	41,773	—	—	41,773
Commercial paper	8,892	—	(1)	8,891
U.S. agency notes	1,999	—	—	1,999
Total cash and cash equivalents	$162,642	$—	$(1)	$162,641
Certificates of deposit	1,881	—	—	1,881
Commercial paper	30,425	—	(6)	30,419
Corporate bonds	63,097	1	(59)	63,039
U.S. agency notes	7,285	—	(8)	7,277
U.S. treasuries	39,093	9	(21)	39,081
Total short-term investments	$141,781	$10	$(94)	$141,697
Corporate bonds	25,374	—	(89)	25,285
U.S. agency notes	2,499	—	(16)	2,483
U.S. treasuries	13,032	2	(23)	13,011
Total long-term investments	$40,905	$2	$(128)	$40,779
Total cash, cash equivalents and investments	$345,328	$12	$(223)	$345,117

As of April 1, 2017, the Company’s available-for-sale investments have a contractual maturity term of up to 24 months. Gross realized gains and losses on short-term and long-term investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of April 1, 2017, the Company had $264.8 million of cash, cash equivalents and short-term investments, including $40.6 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

4.	Cost-method Investment
In 2016, the Company invested $7.0 million in a privately-held company. In addition to the $7.0 million investment, the transaction included a customer supply agreement and warrants to purchase up to $10.0 million of additional shares of preferred stock. The warrants vest and become exercisable upon certain conditions being met.
As of April 1, 2017 and December 31, 2016, the Company's cost-method investment balance was $7.0 million in both periods. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company's investment is carried at historical cost in its consolidated financial statements. The Company regularly evaluates the carrying value of its cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of April 1, 2017 and December 31, 2016, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded.

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
The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and Swedish kronor (“SEK”). The contracts are settled for U.S. dollars and SEK at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
For the three months ended April 1, 2017 and March 26, 2016, the before-tax effect of the foreign currency exchange forward contracts were a loss of $0.3 million and a loss of $0.9 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of April 1, 2017, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were with two high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of April 1, 2017		As of December 31, 2016
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$15,778	$(30)	$23,887	$137	$(71)
Related to British pound denominated receivables	$—	—	$6,353	48	—
Related to euro denominated restricted cash	$246	—	$242	2	—
		$(30)		$187	$(71)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three months ended April 1, 2017 (in thousands):

Balance as of December 31, 2016	$176,760
Foreign currency translation adjustments	2,910
Accumulated impairment loss	—
Balance as of April 1, 2017	$179,670
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK.
Intangible Assets
The following tables present details of the Company’s intangible assets as of April 1, 2017 and December 31, 2016 (in thousands, except for weighted-average):

	April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$224	$(224)	$—	0.0
Customer relationships	46,886	(9,387)	37,499	6.4
Developed technology	96,166	(29,992)	66,174	3.4
Total intangible assets	$143,276	$(39,603)	$103,673	4.5

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$220	$(220)	$—	0.0
Customer relationships	46,125	(7,793)	38,332	6.6
Developed technology	94,320	(24,715)	69,605	3.7
Other intangible assets	819	(567)	252	4.6
Total intangible assets with finite lives	$141,484	$(33,295)	$108,189	4.7
In-process technology	286	—	286
Total intangible assets	$141,770	$(33,295)	$108,475
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.3 million and $6.5 million for the three months ended April 1, 2017 and March 26, 2016, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the three months ended April 1, 2017, the Company recorded an impairment charge of $0.3 million related to other intangible assets, which the Company has determined that the carrying value will not be recoverable. During the three months ended April 1, 2017, the Company transferred $0.3 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of April 1, 2017 (in thousands):

		Fiscal Years
	Total	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter
Total future amortization expense	$103,673	$19,005	$25,340	$24,769	$18,075	$6,607	$9,877

7.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	April 1, 2017	December 31, 2016
Inventory:
Raw materials	$34,760	$33,158
Work in process	81,136	74,533
Finished goods	117,962	125,264
Total inventory	$233,858	$232,955
Property, plant and equipment, net:
Computer hardware	$13,495	$12,775
Computer software(1)	29,231	26,779
Laboratory and manufacturing equipment	225,577	222,311
Furniture and fixtures	2,087	2,075
Leasehold improvements	42,526	42,267
Construction in progress	39,632	33,633
Subtotal	$352,548	$339,840
Less accumulated depreciation and amortization	(223,541)	(215,040)
Total property, plant and equipment, net	$129,007	$124,800
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$8,872	$5,555
Professional and other consulting fees	2,302	4,955
Taxes payable	2,425	2,384
Royalties	5,290	5,375
Other accrued expenses	13,747	13,311
Total accrued expenses	$32,636	$31,580

(1)
Included in computer software at April 1, 2017 and December 31, 2016 were $11.4 million and $9.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at April 1, 2017 and December 31, 2016 were $5.9 million and $4.0 million, respectively.

8.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended April 1, 2017 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$(28,324)
Net current-period other comprehensive income (loss)	(82)	6,217	—	6,135
Balance at April 1, 2017	$(291)	$(21,019)	$(879)	$(22,189)

9.	Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Infinera Corporation by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributable to Infinera Corporation per common share is computed using net income (loss) attributable to Infinera Corporation and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), and assumed issuance of common stock under the Company's 2007 Employee Stock Purchase Plan (“ESPP”) using the treasury stock method.
Potentially dilutive common shares also include the assumed conversion of the Notes from the conversion spread (as discussed in Note 10, “Convertible Senior Notes”). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been excluded from the diluted net loss calculation. The dilutive impact of the Notes (as defined in Note 10, “Convertible Senior Notes”) was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2017	March 26, 2016
Numerator:
Net income (loss) attributable to Infinera Corporation	$(40,451)	$12,015
Denominator:
Basic weighted average common shares outstanding	145,786	140,805
Effect of dilutive securities:
Employee equity plans	—	3,822
Assumed conversion of convertible senior notes from conversion spread	—	2,253
Diluted weighted average common shares outstanding	145,786	146,880

Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.28)	$0.09
Diluted	$(0.28)	$0.08
The Company incurred a net loss during the three months ended April 1, 2017, and as a result, potential common shares from options, RSUs, PSUs, assumed release of outstanding stock under the ESPP and assumed conversion of the Notes from the conversion spread were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
During the three months ended March 26, 2016, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price was above the conversion price of the Notes. The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for the three months ended March 26, 2016 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Stock options	1,634	9
RSUs	7,773	779
PSUs	1,414	302
ESPP shares	953	581
Total	11,774	1,671

10.	Convertible Senior Notes
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	April 1, 2017	December 31, 2016
Principal	$150,000	$150,000
Unamortized discount (1)	(12,600)	(15,114)
Unamortized issuance cost (1)	(1,084)	(1,300)
Net carrying amount	$136,316	$133,586

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 14 months.

As of April 1, 2017 and December 31, 2016, the carrying amount of the equity component of the Notes was $43.3 million.
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
In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were initially recorded as other non-current assets and will be amortized to interest expense over the term of the Notes. Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 during the first quarter of 2016. The December 31, 2016 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Contractual interest expense	$656	$656
Amortization of debt issuance costs	216	196
Amortization of debt discount	2,514	2,274
Total interest expense	$3,386	$3,126
The coupon rate is 1.75%. For the three months ended April 1, 2017 and March 26, 2016, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of April 1, 2017, the fair value of the Notes was $161.1 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 31, 2017. The Notes are classified as Level 2 of the fair value hierarchy.

During the three months ended April 1, 2017, the closing price of the Company's common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the second quarter of 2017. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2017 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $10.23 on March 31, 2017 (the last trading day of the fiscal quarter), the if-converted value of the Notes did not exceed their principal amount.

11.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. As of April 1, 2017, the Company reserved a total of 7.5 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,655	$8.30	$965
Stock options granted	—	$—
Stock options exercised	(22)	$10.03	$40
Stock options canceled	—	$—
Outstanding at April 1, 2017	1,633	$8.28	$3,505
Exercisable at April 1, 2017	1,629	$8.27	$3,499

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,293	$14.10	$44,939
RSUs granted	2,845	$10.49
RSUs released	(289)	$13.77	$2,841
RSUs canceled	(75)	$15.39
Outstanding at April 1, 2017	7,774	$12.78	$79,522

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	904	$14.13	$7,672
PSUs granted	866	$16.33
PSUs released	—	$—	$—
PSUs canceled	(356)	$11.55
Outstanding at April 1, 2017	1,414	$16.13	$14,463
Expected to vest at April 1, 2017	947		$9,692

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $10.23 at March 31, 2017 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.23 at March 31, 2017 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of April 1, 2017. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$18	0.8
RSUs	$74,353	3.0
PSUs	$17,572	2.0
Employee Stock Options
The Company did not grant any stock options during the three months ended April 1, 2017. Amortization of stock-based compensation related to stock options in the three months ended April 1, 2017 and March 26, 2016 was insignificant in both periods.

Employee Stock Purchase Plan

The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended
Employee Stock Purchase Plan	April 1, 2017	March 26, 2016
Volatility	51%	56%
Risk-free interest rate	0.81%	0.52%
Expected life	0.5 years	0.5 years
Estimated fair value	$3.46	$4.53
Total stock-based compensation expense	$1,681	$1,242

Restricted Stock Units
During the three months ended April 1, 2017, the Company granted RSUs to employees to receive 2.8 million shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended April 1, 2017 and March 26, 2016 was approximately $7.7 million and $6.1 million, respectively.
Performance Stock Units
Pursuant to the 2007 Plan and the 2016 Plan, the Company has granted PSUs to certain of the Company’s executive officers, senior management and employees. All PSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date and if the performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.
PSUs granted to the Company’s executive officers and senior management under the 2007 Plan during the first quarter of 2015 and 2016 are based on the total stockholder return (“TSR”) of the Company's common stock price as compared to the TSR of the S&P North American Technology Multimedia Networking Index (“SPGIIPTR”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from 0 to 2.0 times the target number of PSUs granted depending on the Company’s performance against the SPGIIPTR.
PSUs granted to the Company’s executive officers and senior management under the 2016 Plan during the first quarter of 2017 are based on the TSR of the Company's common stock price relative to the TSR of the individual companies listed in the SPGIIPTR over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from 0 to 2.0 times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR.
The ranges of estimated values of the PSUs granted that are compared to the index, as well as the assumptions used in calculating these values were based on estimates as follows:

	2017	2016	2015
Index	SPGIIPTR	SPGIIPTR	SPGIIPTR
Index volatility	34%	18%	18% - 19%
Infinera volatility	55% - 56%	55%	48%
Risk-free interest rate	1.46% - 1.63%	0.95% - 1.07%	0.97% - 1.10%
Correlation with index/index component	0.12 - 0.49	0.58 - 0.59	0.52
Estimated fair value	$15.23 - $17.35	$10.31 - $16.62	$18.08 - $19.29

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.

The following table summarizes by grant year, the Company’s PSU activity for the three months ended April 1, 2017 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2014	2015	2016	2017
Outstanding at December 31, 2016	904	123	148	633	—
PSUs granted	866	—	—	—	866
PSUs released	—	—	—	—	—
PSUs canceled	(356)	(102)	(60)	(194)	—
Outstanding at April 1, 2017	1,414	21	88	439	866
Amortization of stock-based compensation related to PSUs for the three months ended April 1, 2017 and March 26, 2016 was approximately $1.8 million and $0.8 million, respectively.

Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	April 1, 2017	December 31, 2016
Stock-based compensation effects in inventory	$5,182	$4,911

	Three Months Ended
	April 1, 2017	March 26, 2016
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$724	$673
Research and development	3,780	2,321
Sales and marketing	2,726	2,235
General and administration	2,540	1,899
	$9,770	$7,128
Cost of revenue – amortization from balance sheet (1)	1,107	859
Total stock-based compensation expense	$10,877	$7,987

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

12.	Income Taxes
Benefit from income taxes for the three months ended April 1, 2017 was $0.2 million on a pre-tax loss of $40.6 million. This compared to a tax provision of $0.2 million on a pre-tax income of $12.0 million for the three months ended March 26, 2016. The results for the three months ended April 1, 2017 include approximately $6.7 million of purchase accounting amortization and other charges related to the acquisition of Transmode AB, which occurred in 2015, with a corresponding tax benefit of approximately $1.5 million. Exclusive of this tax benefit, provision for income taxes otherwise decreased by approximately $0.5 million during the three months ended April 1, 2017 compared to March 26, 2016, as a result of an operating loss in the United States offset by higher foreign income taxes related to our Swedish operations and an increase in spending in certain of the Company's cost-plus foreign subsidiaries.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three months ended April 1, 2017.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company has incurred a net loss in the last three of the 12 consecutive quarters between the second quarter of 2014 and the first quarter of 2017. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At April 1, 2017, the Company does not believe that it is more-likely-than-not that it would be able to utilize its deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-

not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

13.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The Company’s CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and services. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended
	April 1, 2017	March 26, 2016
Americas:
United States	$99,780	$174,515
Other Americas	6,035	3,259
	105,815	177,774
Europe, Middle East and Africa	57,413	59,876
Asia Pacific	12,294	7,168
Total revenue	$175,522	$244,818

Property, plant and equipment, net

	April 1, 2017	December 31, 2016
United States	$121,815	$117,715
Other Americas	198	218
	122,013	117,933
Europe, Middle East and Africa	3,744	3,822
Asia Pacific	3,250	3,045
Total property, plant and equipment, net	$129,007	$124,800

14.	Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Beginning balance	$40,342	$38,844
Charges to operations	4,659	6,754
Utilization	(3,388)	(4,987)
Change in estimate(1)	(5,633)	(612)
Balance at the end of the period	$35,980	$39,999

(1)
The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair. As the Company's products mature over time, failure rates and repair costs generally decline leading to favorable changes in warranty reserves. In addition, during the three months ended April 1, 2017, due to product quality improvements, the Company revised certain estimates used in calculating its product warranties that resulted in a one-time reduction to the warranty accrual of $2.2 million.

Letters of Credit and Bank Guarantees
The Company had $6.9 million of standby letters of credit and bank guarantees outstanding as of April 1, 2017 that consisted of $2.8 million related to customer performance guarantees, $3.0 million related to property leases, and $1.1 million related to value added tax and customs' licenses. The Company had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016 that consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax license.
As of April 1, 2017 and December 31, 2016, the Company had a line of credit for approximately $1.6 million and $1.1 million, respectively, to support the issuance of letters of credit, of which zero and $0.3 million had been issued and outstanding, respectively. The Company has pledged approximately $4.6 million and $4.5 million of assets of a subsidiary to secure this line of credit and other obligations as of April 1, 2017 and December 31, 2016, respectively.

15.	Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intends to litigate this action vigorously. Because this action is in the early stages, the Company is unable to reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of April 1, 2017, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

16.	Subsequent Event
During April 2017, the Company entered into an agreement to purchase a building that is currently leased for $12.4 million. This purchase is expected to close in May 2017, at which time title will transfer to the Company and the current lease on the building will terminate without any penalty.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves or our effective tax rate; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 23, 2017. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
In the second half of 2016, we announced the Infinite Capacity Engine, our next-generation suite of technologies, which delivers a family of multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and next-generation FlexCoherent DSP. The Infinite Capacity Engine is a family of different subsystems that can be customized for different network applications across our product portfolio, spanning the long-haul, subsea, datacenter interconnect (“DCI”) and metro markets.
Traditionally, we have focused on the long-haul portion of the optical transport market and a large portion of our revenue continues to be derived from long-haul customers. In late 2014, we increased our addressable markets by introducing the Cloud Xpress platform for the DCI market. Since the initial introduction, we have enhanced the Cloud Xpress offering by adding more client interface options and other functionalities, including encryption. During this time, we have steadily increased our revenue contribution from Cloud Xpress and expanded our customer base to include ICPs, telecommunications service providers, wholesale and enterprise carriers.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications. Expanding into the DCI and metro markets now enables us to deliver to our customers an end-to-end portfolio of solutions, spanning the long-haul, subsea, DCI and metro markets.
Over the past two years, as we have expanded our market coverage and significantly increased the number of products we offer, we have evolved from focusing entirely on the long-haul and subsea markets with the DTN-X Family of products to offering an end-to-end suite of solutions that spans terrestrial long-haul, subsea, DCI, and metro core and access.

Our goal is to be the preeminent provider of optical transport networking systems to telecommunications service providers, ICPs, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Our financial success in 2017 will be largely dependent on the timing of delivery and customer adoption of our next-generation products in each of our end markets. Success will also depend on the continued acceptance of our existing products, growth of communications traffic and the proliferation of next-generation bandwidth-intensive services, which are expected to drive the need for increased levels of bandwidth.
In the short-term, our quarterly revenue results may be volatile and could be impacted by several factors, including delivery and market acceptance of our next-generation products, customer consolidation, customer buying patterns, general economic and market conditions, and the timing of customer network deployments. We continue to expect variability with our gross margins in 2017 as we make strategic investments to win and preserve business in advance of bringing our new products to market. Given our current revenue levels and the necessity to invest in current and future opportunities, we anticipate that research and development expenses will remain at elevated levels as a percentage of revenue throughout 2017.
Over a longer period of time, we believe that our efforts and investments in expanding the markets we serve, delivering new products and technologies on a faster cadence, and diversifying our customer base will enable us to grow revenue and profitability. Additionally, we plan to further leverage our vertically-integrated manufacturing model, which combined with the introduction of additional purpose-built products, selling incremental bandwidth capacity into deployed networks, and prudent expense management, can result in improved profitability and cash flow.
Over the past several years, we have broadened our customer base across multiple customer verticals and geographies, with several customers capable of spending significantly in a given quarter. However, in a period where multiple key customers slow spend, our business may be harmed if our customers make an acquisition or are acquired, do not generate as much revenue as we forecast, stop purchasing from us or substantially reduce their orders to us. In addition, we have seen a recent increase in customer consolidation and such consolidation could reduce the number of customers that generate a significant percentage of revenue and may increase the risks relating to dependence on a small number of customers. For the three months ended April 1, 2017, we had one customer that accounted for over 10% of our total revenue with that customer accounting for 19% of our total revenue. For the corresponding period in 2016, three customers individually accounted for over 10% of our total revenue, accounting for 17%, 16% and 14% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, Middle East and Africa, and the Asia Pacific region. We primarily sell our products through our direct sales force but also sell indirectly through channel partners. We derived 95% and 96% of our revenue from direct sales to customers during the three months ended April 1, 2017 and March 26, 2016, respectively, with the remainder attributable to channel-driven sales.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended April 1, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	April 1, 2017		March 26, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$147,053	84%	$216,082	88%	$(69,029)	(32)%
Services	28,469	16%	28,736	12%	(267)	(1)%
Total revenue	$175,522	100%	$244,818	100%	$(69,296)	(28)%
Cost of revenue:
Product	$99,332	57%	$118,062	48%	$(18,730)	(16)%
Services	12,134	7%	10,418	4%	1,716	16%
Total cost of revenue	$111,466	64%	$128,480	52%	$(17,014)	(13)%
Gross profit	$64,056	36.5%	$116,338	47.5%	$(52,282)	(45)%

 Revenue
Total product revenue decreased by $69.0 million, or 32%, during the three months ended April 1, 2017 compared to the corresponding period in 2016. The decrease was primarily attributable to changes in certain large customers’ buying patterns, a slowdown in customer spend as we transition to our next-generation of products, and the effects of customer consolidation on pricing, product mix and demand.
Total services revenue decreased by $0.3 million, or 1%, during the three months ended April 1, 2017 compared to the corresponding period in 2016. The decrease was attributable to fewer network deployments during the period, positively offset by continued growth in on-going support services.
We currently expect that total revenue will grow marginally in the second quarter of 2017, as compared to the first quarter of 2017, driven by opportunities with wholesale and enterprise carriers, ICPs and cable customers. Growth opportunities over the next few quarters will be largely dependent on the introduction and acceptance of our new products. This will likely be impacted by spending from multiple long-haul customers remaining slow and our metro opportunity still in its early phases.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 1, 2017		March 26, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$99,780	57%	$174,515	71%	$(74,735)	(43)%
International	75,742	43%	70,303	29%	5,439	8%
	$175,522	100%	$244,818	100%	$(69,296)	(28)%
Total revenue by sales channel:
Direct	$165,946	95%	$234,951	96%	$(69,005)	(29)%
Indirect	9,576	5%	9,867	4%	(291)	(3)%
	$175,522	100%	$244,818	100%	$(69,296)	(28)%
Domestic revenue decreased by $74.7 million, or 43%, during the three months ended April 1, 2017 compared to the corresponding period in 2016. The decrease was primarily attributable to changes in certain large customers’ buying patterns, in part due to the transitioning to our next-generation products, a slowdown in spending from our long-haul customers and the effects of customer consolidation.

International revenue increased by $5.4 million, or 8%, during the three months ended April 1, 2017 compared to the corresponding period in 2016. The increase was primarily driven by sales to ICP and enterprise carriers as we continued to grow our customer base in the Asia Pacific region.
Cost of Revenue and Gross Margin
Gross margin was 36.5% during the three months ended April 1, 2017, down from 47.5% in the corresponding period in 2016. This decline was driven by changes in customer mix, strategic investments to win and preserve business as we bring our new products to market, and an increase in competitive pricing pressure. We experienced lower manufacturing levels during the three months ended April 1, 2017 that reduced the benefits of our vertically integrated operating model. Additionally, during the three months ended April 1, 2017, due to product quality improvements, we revised certain estimates used in calculating our product warranties, which resulted in a one-time reduction to our warranty cost of $2.2 million.
We currently expect that gross margin in the second quarter of 2017 will be relatively flat as compared to the first quarter of 2017. We anticipate that the challenges we faced during the first quarter of 2017 will continue to exist until our next-generation products come to market.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 1, 2017		March 26, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$55,083	31%	$54,145	22%	$938	2%
Sales and marketing	29,441	17%	30,009	12%	(568)	(2)%
General and administrative	17,359	10%	17,313	7%	46	0%
Total operating expenses	$101,883	58%	$101,467	41%	$416	0%

Research and Development Expenses
Research and development expenses increased by $0.9 million, or 2%, during the three months ended April 1, 2017 compared to the corresponding period in 2016. This increase was primarily due to higher personnel costs of $4.7 million as a result of incremental headcount to support our next-generation products and increased depreciation expense of $0.9 million. This was offset by lower spending on prototype and other engineering materials of $4.3 million as we shift manufacturing activities from the development stage to production and incremental outside professional services costs of $0.4 million.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $0.6 million, or 2%, during the three months ended April 1, 2017 compared to the corresponding period in 2016. This decrease was primarily driven by lower travel and sales costs of $0.5 million and professional services costs of $0.4 million. This was offset by higher personnel costs of $0.3 million due to incremental headcount to support our next-generation products and the expansion of our business into new markets and customer verticals.
General and Administrative Expenses
General and administrative expenses remained relatively flat during the three months ended April 1, 2017 compared to the corresponding period in 2016, primarily due increased personnel costs of $0.8 million due to incremental headcount to support the business, offset by lower professional services costs of $0.8 million.

Other Income (Expense), Net

	Three Months Ended
	April 1, 2017	March 26, 2016	Change	% Change

	(In thousands)
Interest income	$751	$522	$229	44%
Interest expense	(3,403)	(3,155)	(248)	8%
Other gain (loss), net	(130)	(214)	84	(39)%
Total other income (expense), net	$(2,782)	$(2,847)	$65	(2)%
Interest income increased by $0.2 million for the three months ended April 1, 2017 compared to the corresponding period in 2016 primarily due to a higher return on investments. Interest expense for the three months ended April 1, 2017 compared to the corresponding period in 2016 increased by $0.2 million mainly due to an increase of amortization of discount and issuance costs related to the $150.0 million in aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The change in other gain (loss), net, during the three months ended April 1, 2017 compared to the corresponding period in 2016 was primarily due to reduced losses from foreign exchange related transactions.
Income Tax Provision
Benefit from income taxes during the three months ended April 1, 2017 was $0.2 million, on pre-tax loss of $40.6 million. This compares to a tax provision of $0.2 million on a pre-tax income of $12.0 million during the three months ended March 26, 2016. The results for the three months ended April 1, 2017 include approximately $6.7 million of purchase accounting amortization and other charges related to the acquisition of Transmode, with a corresponding tax benefit of approximately $1.5 million. Exclusive of this tax benefit, provision for income taxes otherwise decreased by approximately $0.5 million during the three months ended April 1, 2017 compared to March 26, 2016, as a result of an operating loss in the United States offset by higher foreign income taxes related to our Swedish operations and an increase in spending in certain of our cost-plus foreign subsidiaries.
In all periods, the tax expense and benefit projected in our effective tax rate assumptions primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three months ended April 1, 2017.
Liquidity and Capital Resources

	Three Months Ended
	April 1, 2017	March 26, 2016

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$3,030	$9,979
Investing activities	$(50,860)	$15,492
Financing activities	$9,662	$5,343

	April 1, 2017	December 31, 2016

	(In thousands)
Cash and cash equivalents	$125,658	$162,641
Short and long-term investments	220,016	182,476
Short and long-term restricted cash	12,989	14,939
	$358,663	$360,056
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds and U.S. treasuries. Long-term investments primarily consist of corporate bonds. Our restricted cash balance amounts are primarily pledged as collateral for certain standby and commercial letters of credit related to customer performance guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance consists of a security pledge related to the Transmode acquisition and an escrow account to fund our facility expansion.
Operating Activities
Net cash provided by operating activities during the three months ended April 1, 2017 was $3.0 million as compared to $10.0 million for the corresponding period in 2016.
Net loss adjusted for non-cash items was $10.6 million during the three months ended April 1, 2017 compared to net income adjusted for non-cash items of $37.4 million for the corresponding period in 2016.
Net cash used to fund working capital was $13.6 million during the three months ended April 1, 2017. Accounts receivable decreased by $26.4 million as our revenue levels decreased significantly during the three months ended April 1, 2017. Accounts payable decreased by $3.2 million primarily due to lower business volume during the three months ended April 1, 2017. Accrued liabilities and other expenses decreased $12.0 million primarily due to the corporate bonus payout during the quarter. Deferred revenue increased $12.9 million due to continued growth in on-going support services.
Net cash used to fund working capital was $27.4 million during the three months ended March 26, 2016. Inventory increased by $16.2 million as a result of stocking more components due to longer lead times with suppliers and building up PIC die bank inventory to meet future demand. Accounts payable decreased by $9.0 million primarily reflecting timing of purchases and payments during the period. Accrued liabilities and other expenses decreased $15.0 million primarily due to the corporate bonus payout during the quarter. Deferred revenue increased $9.8 million due to higher on-going support services as we continued to grow our installed base.
Investing Activities
Net cash used in investing activities during the three months ended April 1, 2017 was $50.9 million as compared to net cash provided by of $15.5 million in the corresponding period in 2016. Investing activities during the three months ended April 1, 2017 included net usage of $37.7 million associated with purchases and maturities of investments and capital expenditures of $14.7 million.
Investing activities during the three months ended March 26, 2016 included net proceeds of $26.4 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $10.8 million.
Financing Activities
Net cash provided by financing activities during the three months ended April 1, 2017 was $9.7 million compared to $5.3 million in the corresponding period of 2016. Financing activities during the three months ended April 1, 2017 included $0.5 million related to the security pledge to acquire the noncontrolling interest related to the completion of the squeeze-out proceedings associated with our acquisition of Transmode. Additionally, both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
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
During the three months ended April 1, 2017, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their notes during the second quarter of 2017.

Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition, if we choose to settle the amounts in cash. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2017 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term, even if the conversion criteria is met. Holders may also convert their Notes at any time on or after December 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of April 1, 2017, long-term debt, net, was $136.3 million, which represents the liability component of the $150.0 million principal balance, net of $13.7 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. To the extent that the holders of the Notes request conversion during an early conversion window, we may require funds for repayment of such Notes prior to their maturity date.
As of April 1, 2017, contractual obligations related to the Notes are payments of $2.6 million due in the remainder of 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 10, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
During the three months ended April 1, 2017, in association with the compulsory acquisition proceedings in accordance with Swedish law, we paid $0.5 million to the minority shareholders of Transmode based on the final determination of the arbitration tribunal. We were also required to pay the litigation costs of the minority shareholders and compensation of the arbitrators. As of April 1, 2017, we continued to maintain a security pledge of approximately $5.2 million. All funds from the pledged account were returned to a non-pledged account in April 2017.
During April 2017, we entered into an agreement to purchase a building that is currently leased for $12.4 million. This purchase is expected to close in May 2017, at which time title will transfer to us and the current lease on the building will terminate without any penalty.
As of April 1, 2017, we had $264.8 million of cash, cash equivalents, and short-term investments, including $40.6 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.

Off-Balance Sheet Arrangements
As of April 1, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our market risk during the three months ended April 1, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intend to litigate this action vigorously. Because this action is in the early stages, we are unable to reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Investing in our securities involves a high degree of risk and a description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other public filings. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings, which could cause the market price of our common stock to decline, perhaps significantly.
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, gross margin and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in the fourth quarter of 2016 and first quarter of 2017, we had operating losses of $45.9 million and $37.8 million, respectively, largely as a result of lower than expected revenue and gross margins.
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

•	the timing and acceptance of new product releases;

•	how quickly, or at all, the markets in which we operate adopt our solutions;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	any significant changes in the competitive dynamics of our market, including any new entrants, new technologies or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

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
Because our products are based on complex technologies, including, in many cases, the development of next-generation PICs and specialized ASICs (key components of our optical engines), we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.
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
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our PICs, specialized ASICs and intensive software testing are important to the timely introduction of new products and enhancements to our existing products, and are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, our competitive position will suffer. In addition, if we do not develop and successfully introduce or enhance products in sufficient time so as to satisfy our customers' expectations, we may lose future business from such customers and harm our reputation and our customer relationships, either of which would harm our business and operating results.
Increased consolidation among our customers in the communications networking industry could adversely affect our business, financial condition and results of operations.
We have seen increased consolidation in the communications networking industry. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in 2016, CenturyLink announced its intent to acquire Level 3 Communications with the deal expected to close in the second half of 2017. Customer consolidation can lead to changes in buying patterns, a slowdown in spending, redeployment of existing equipment or re-architecture of parts of an existing network or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies could increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results could adversely affect our business, financial condition and results of operations.
Our ability to increase our revenue will depend upon continued growth of demand by consumers and businesses for additional network capacity and on the level and timing of capital spending by our customers.
Our future success depends on factors that increase the amount of data transmitted over communications networks and the growth of optical transport networks to meet the increased demand for optical capacity. These factors include the growth of mobile, video and cloud-based services, increased broadband connectivity and the continuing adoption of high-capacity, revenue-generating services. If demand for such bandwidth does not continue, or slows down, the market for optical transport networking equipment may not continue to grow and our product sales would be negatively impacted.

In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand or weakening economic conditions, changes in government regulations relating to telecommunications and data networks, customer consolidation or other reasons, could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first quarter of 2017, our top five customers accounted for approximately 45% of our total revenue, for the fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue and for fiscal year 2015, our top five customers accounted for approximately 49% of our total revenue. Our business will likely be harmed if any of our key customers make an acquisition or are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce competitive new products at competitive prices, and we may not be successful at doing so. In most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, and orders may be canceled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers.
Our gross margin may fluctuate from quarter-to-quarter and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 36.5% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	volume of units manufactured in our PIC facility;

•	pricing and commercial terms designed to secure long-term customer relationships;

•	the volume of Infinera Instant Bandwidth-enabled solutions sold, and Infinera Instant Bandwidth licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	changes in warranty related costs.
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors, along with other factors. In addition, some of our customer contracts contain clauses that require us to annually decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions from our supply partners. If these efforts are not successful or if we are unable to reduce our costs by more than the reduction in the price of our products, our revenue and gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.
Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and this often results in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	offering optical products at a substantial discount or for free when bundled together with broader technology purchases, such as router or wireless equipment purchases;

•	providing financing, marketing and advertising assistance to customers;

•	influencing customer requirements to emphasize different product capabilities, which better suit their products; and

•	repurchasing our equipment from existing customers.
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
We also compete with low-cost producers that can increase pricing pressure on us and a number of smaller companies that provide competition for a specific product, customer segment or geographic market. In addition, we may also face increased competition from system and component companies that develop products based on off-the-shelf hardware that offers the latest commercially available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.

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
We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and to sell the appropriate solutions, it may limit our competitive position and future sales, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to make these investments and we may not be able to make the technological advances necessary to be competitive.
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
Minor deviations in the PIC manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. In the past, we have had significant variances in our PIC yields, including production interruptions and suspensions and may have continued yield variances, including additional interruptions or suspensions in the future. We expect our manufacturing yield for our next-generation PICs to be lower initially and increase as we achieve full production. Lower than expected yields from our PIC manufacturing process or defects, integration issues or other performance problems in our products could limit our ability to satisfy customer demand requirements, and could damage customer relations and cause business reputation problems, harming our business and operating results.
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
We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthening in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.

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
In recent years, we have experienced periods of rapid growth, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our operating results may be adversely affected.

In recent years, we have experienced periods of rapid growth and seen increased demand for our products. In addition, during these periods of strong growth, our employee headcount and number of end customers have increased significantly. For example, from the end of fiscal 2014 to the end of fiscal 2016, our headcount increased from 1,495 to 2,240 employees. The growth and expansion of our product and service offerings places a continuous significant strain on our management, and operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount and retain key talent.

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
If reliability, quality or network monitoring problems develop, a number of negative effects on our business could result, including:

•	reduced orders from existing customers;

•	declining interest from potential customers;

•	delays in our ability to recognize revenue or in collecting accounts receivables;

•	costs associated with fixing hardware or software defects or replacing products;

•	high service and warranty expenses;

•	delays in shipments;

•	high inventory excess and obsolescence expense;

•	high levels of product returns;

•	diversion of our engineering personnel from our product development efforts; and

•	payment of liquidated damages, performance guarantees or similar penalties.
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
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required purchase.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited; and

•
a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have stated the intention to pay the principal amount of the Notes in cash upon conversion or when otherwise due, such that we would not have those funds available for use in our business.

Our ability to meet our payment obligations under our debt instruments, including the Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
We may issue additional shares of our common stock in connection with conversions of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of the Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.
The fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
If a fundamental change, such as an acquisition of our company, occurs prior to the maturity of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the Notes may be increased upon conversion of the Notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
Our international sales and operations subject us to additional risks that may harm our operating results.
Sales of our products into international markets are an important part of our business. During fiscal 2016 and 2015, we derived approximately 38% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;

•	changes in accounting and tax treatment of equity-based compensation;

•	changes to the financial accounting rules for income taxes; and

•	the resolution of issues arising from tax audits.

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

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 10, 2017