Form 10-Q
period 2017-07-01
INFINERA Corp
filed 2017-08-08
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2017, 148,204,671 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 1, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119,820	$162,641
Short-term investments	137,929	141,697
Short-term restricted cash	1,423	8,490
Accounts receivable, net of allowance for doubtful accounts of $918 in 2017 and $772 in 2016	123,903	150,370
Inventory	245,976	232,955
Prepaid expenses and other current assets	42,885	34,270
Total current assets	671,936	730,423
Property, plant and equipment, net	142,424	124,800
Intangible assets	102,933	108,475
Goodwill	189,989	176,760
Long-term investments	69,105	40,779
Cost-method investment	7,000	7,000
Long-term restricted cash	5,030	6,449
Other non-current assets	4,201	3,897
Total assets	$1,192,618	$1,198,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,684	$62,486
Accrued expenses	32,018	31,580
Accrued compensation and related benefits	43,625	46,637
Short-term debt, net	139,115	—
Accrued warranty	14,078	16,930
Deferred revenue	64,723	58,900
Total current liabilities	374,243	216,533
Long-term debt, net	—	133,586
Accrued warranty, non-current	18,322	23,412
Deferred revenue, non-current	23,723	19,362
Deferred tax liability	24,185	25,327
Other long-term liabilities	14,558	18,035
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of July 01, 2017 and December 31, 2016
Issued and outstanding shares – 148,189 as of July 01, 2017 and 145,021 as of December 31, 2016	148	145
Additional paid-in capital	1,388,045	1,354,082
Accumulated other comprehensive loss	(3,741)	(28,324)
Accumulated deficit	(646,865)	(563,575)
Total stockholders' equity	737,587	762,328
Total liabilities and stockholders’ equity	$1,192,618	$1,198,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenue:
Product	$143,360	$227,532	$290,413	$443,614
Services	33,461	31,290	61,930	60,026
Total revenue	176,821	258,822	352,343	503,640
Cost of revenue:
Cost of product	100,302	122,438	199,634	240,500
Cost of services	11,687	12,638	23,821	23,056
Total cost of revenue	111,989	135,076	223,455	263,556
Gross profit	64,832	123,746	128,888	240,084
Operating expenses:
Research and development	57,377	59,541	112,460	113,686
Sales and marketing	29,397	30,465	58,838	60,474
General and administrative	18,563	17,658	35,922	34,971
Total operating expenses	105,337	107,664	207,220	209,131
Income (loss) from operations	(40,505)	16,082	(78,332)	30,953
Other income (expense), net:
Interest income	862	595	1,613	1,117
Interest expense	(3,456)	(3,176)	(6,859)	(6,331)
Other gain (loss), net	(252)	(714)	(382)	(928)
Total other income (expense), net	(2,846)	(3,295)	(5,628)	(6,142)
Income (loss) before income taxes	(43,351)	12,787	(83,960)	24,811
Provision for (benefit from) income taxes	(512)	1,475	(670)	1,691
Net income (loss)	(42,839)	11,312	(83,290)	23,120
Less: Loss attributable to noncontrolling interest	—	(171)	—	(378)
Net income (loss) attributable to Infinera Corporation	$(42,839)	$11,483	$(83,290)	$23,498
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(0.29)	$0.08	$(0.57)	$0.17
Diluted	$(0.29)	$0.08	$(0.57)	$0.16
Weighted average shares used in computing net income (loss) per common share:
Basic	147,538	142,396	146,662	141,600
Diluted	147,538	145,891	146,662	146,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income (loss)	$(42,839)	$11,312	$(83,290)	$23,120
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	22	258	(60)	639
Foreign currency translation adjustment	18,426	(6,769)	24,643	(3,499)
Net change in accumulated other comprehensive income (loss)	18,448	(6,511)	24,583	(2,860)
Less: Comprehensive loss attributable to noncontrolling interest	—	(171)	—	(378)
Comprehensive income (loss) attributable to Infinera Corporation	$(24,391)	$4,972	$(58,707)	$20,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(83,290)	$23,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,623	29,891
Amortization of debt discount and issuance costs	5,529	5,001
Amortization of premium on investments	234	733
Impairment of intangible assets	252	—
Stock-based compensation expense	23,257	18,980
Other loss	86	84
Changes in assets and liabilities:
Accounts receivable	27,629	(7,404)
Inventory	(12,700)	(31,304)
Prepaid expenses and other assets	(8,127)	(328)
Accounts payable	16,927	(7,339)
Accrued liabilities and other expenses	(4,392)	(5,528)
Deferred revenue	10,065	10,129
Accrued warranty	(8,111)	2,165
Net cash provided by (used in) operating activities	(18)	38,200
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(107,854)	(97,051)
Proceeds from sales of available-for-sale investments	3,998	—
Proceeds from maturities of investments	79,003	91,714
Purchase of property and equipment	(39,200)	(23,278)
Change in restricted cash	2,974	(60)
Net cash used in investing activities	(61,079)	(28,675)
Cash Flows from Financing Activities:
Security pledge to acquire noncontrolling interest	5,596	(24,942)
Acquisition of noncontrolling interest	(471)	—
Proceeds from issuance of common stock	11,115	8,586
Minimum tax withholding paid on behalf of employees for net share settlement	(823)	(3,082)
Net cash provided by (used in) financing activities	15,417	(19,438)
Effect of exchange rate changes on cash	2,859	(808)
Net change in cash and cash equivalents	(42,821)	(10,721)
Cash and cash equivalents at beginning of period	162,641	149,101
Cash and cash equivalents at end of period	$119,820	$138,380
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,683	$3,237
Cash paid for interest	$1,316	$1,410
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$2,087	$4,009
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
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended July 1, 2017, three customers individually accounted for 17%, 10% and 10% of the Company's total revenue and for the corresponding period in 2016, two customers individually accounted for 15% and 11% of the Company's total revenue, respectively. For the six months ended July 1, 2017, one customer individually accounted for 18% of the Company's total revenue and for the corresponding period in 2016, three customers individually accounted for 16%, 13% and 12% of the Company's total revenue, respectively.
There have been no material changes in the Company’s significant accounting policies for the six months ended July 1, 2017 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This guidance is effective for the Company in its first quarter of fiscal 2018, with early adoption permitted. The Company does not expect the new guidance to have any material impact on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 will be effective for the Company's annual or any interim goodwill impairment tests in its first quarter of fiscal 2020. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.
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
In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first-out or the retail inventory method. Under ASU 2015-11, inventory should be at the lower of cost and net realizable value. The Company adopted ASU 2015-11 during the first quarter of fiscal 2017. The Company's adoption of 2015-11 had no impact on the Company's financial position, results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”), which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. These standards will be effective for the Company's first quarter of 2018. The Company currently anticipates adopting the standard using the modified retrospective method as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted.
The Company continues to evaluate the impact of the new accounting standards on our accounting policies, processes and system requirements, and has assigned internal resources in addition to the engagement of third party service providers to assist in this evaluation. In addition, the Company has made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. The Company is in the process of evaluating whether or not there will be a material impact on its consolidated financial statements.

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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of July 1, 2017			As of December 31, 2016
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$34,179	$—	$34,179	$41,773	$—	$41,773
Certificates of deposit	—	240	240	—	1,881	1,881
Commercial paper	—	20,931	20,931	—	39,310	39,310
Corporate bonds	—	137,135	137,135	—	88,324	88,324
U.S. agency notes	—	12,780	12,780	—	11,759	11,759
U.S. treasuries	40,941	—	40,941	52,092	—	52,092
Foreign currency exchange forward contracts		11	11	—	187	187
Total assets	$75,120	$171,097	$246,217	$93,865	$141,461	$235,326
Liabilities
Foreign currency exchange forward contracts	$—	$—	$—	$—	$(71)	$(71)
During the three and six months ended July 1, 2017, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of July 1, 2017 and December 31, 2016, none of the Company’s existing securities were classified as Level 3 securities.
Cash, cash equivalents and investments were as follows (in thousands):

	July 1, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$80,648	$—	$—	$80,648
Money market funds	34,179	—	—	34,179
Commercial paper	4,993	—	—	4,993
Total cash and cash equivalents	$119,820	$—	$—	$119,820
Commercial paper	15,945	—	(7)	15,938
Corporate bonds	84,814	—	(100)	84,714
U.S. agency notes	7,288	—	(7)	7,281
U.S. treasuries	30,050	—	(54)	29,996
Total short-term investments	$138,097	$—	$(168)	$137,929
Certificates of deposit	240	—	—	240
Corporate bonds	52,483	7	(69)	52,421
U.S. agency notes	5,510	—	(11)	5,499
U.S. treasuries	10,973	—	(28)	10,945
Total long-term investments	$69,206	$7	$(108)	$69,105
Total cash, cash equivalents and investments	$327,123	$7	$(276)	$326,854

	December 31, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$109,978	$—	$—	$109,978
Money market funds	41,773	—	—	41,773
Commercial paper	8,892	—	(1)	8,891
U.S. agency notes	1,999	—	—	1,999
Total cash and cash equivalents	$162,642	$—	$(1)	$162,641
Certificates of deposit	1,881	—	—	1,881
Commercial paper	30,425	—	(6)	30,419
Corporate bonds	63,097	1	(59)	63,039
U.S. agency notes	7,285	—	(8)	7,277
U.S. treasuries	39,093	9	(21)	39,081
Total short-term investments	$141,781	$10	$(94)	$141,697
Corporate bonds	25,374	—	(89)	25,285
U.S. agency notes	2,499	—	(16)	2,483
U.S. treasuries	13,032	2	(23)	13,011
Total long-term investments	$40,905	$2	$(128)	$40,779
Total cash, cash equivalents and investments	$345,328	$12	$(223)	$345,117

As of July 1, 2017, the Company’s available-for-sale investments have a contractual maturity term of up to 23 months. Gross realized gains and losses on short-term and long-term investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of July 1, 2017, the Company had $257.7 million of cash, cash equivalents and short-term investments, including $49.6 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

4.	Cost-method Investment
In 2016, the Company invested $7.0 million in a privately-held company. In addition to the $7.0 million investment, the transaction included a customer supply agreement and warrants to purchase up to $10.0 million of additional shares of preferred stock. The warrants vest and become exercisable upon certain conditions being met.
As of July 1, 2017 and December 31, 2016, the Company's cost-method investment balance was $7.0 million in both periods. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company's investment is carried at historical cost in its consolidated financial statements. The Company regularly evaluates the carrying value of its cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. As of July 1, 2017 and December 31, 2016, no event had occurred that would adversely affect the carrying value of this investment and thus no impairment charges have been recorded.

5.	Derivative Instruments
Foreign Currency Exchange Forward Contracts

The Company transacts business in various foreign currencies and has international sales, cost of sales, and expenses denominated in foreign currencies, and carries foreign-currency-denominated monetary assets and liabilities, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency exchange forward contracts, primarily short term in nature.
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
The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and Swedish kronor (“SEK”). The contracts are settled at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
For the three months ended July 1, 2017 and June 25, 2016, the before-tax effect of the foreign currency exchange forward contracts were a loss of $1.5 million and a loss of $0.1 million, respectively, and for the six months ended July 1, 2017 and June 25, 2016, the before-tax effect of the foreign currency exchange forward contracts were a loss of $1.8 million and a loss of $0.6 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of July 1, 2017, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were with one high-quality institutions and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of July 1, 2017		As of December 31, 2016
	Gross Notional(1)	Prepaid Expense and Other Assets	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$16,559	$11	$23,887	$137	$(71)
Related to British pound denominated receivables	$—	—	$6,353	48	—
Related to euro denominated restricted cash	$240	—	$242	2	—
		$11		$187	$(71)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six months ended July 1, 2017 (in thousands):

Balance as of December 31, 2016	$176,760
Foreign currency translation adjustments	13,229
Accumulated impairment loss	—
Balance as of July 1, 2017	$189,989

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK.
Intangible Assets
The following tables present details of the Company’s intangible assets as of July 1, 2017 and December 31, 2016 (in thousands, except for weighted-average):

	July 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$49,581	$(11,476)	$38,105	6.1
Developed technology	101,693	(36,865)	64,828	3.6
Total intangible assets	$151,274	$(48,341)	$102,933	4.6

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$220	$(220)	$—	0.0
Customer relationships	46,125	(7,793)	38,332	6.6
Developed technology	94,320	(24,715)	69,605	3.7
Other intangible assets	819	(567)	252	4.6
Total intangible assets with finite lives	$141,484	$(33,295)	$108,189	4.7
In-process technology	286	—	286
Total intangible assets	$141,770	$(33,295)	$108,475
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.6 million and $12.9 million for the three and six months ended July 1, 2017, respectively, and was $6.6 million and $13.1 million for the three and six months ended, respectively, for the corresponding periods in 2016.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the six months ended July 1, 2017, the Company recorded an impairment charge of $0.3 million related to other intangible assets, which the Company has determined that the carrying value will not be recoverable. During the first quarter of 2017, the Company transferred $0.3 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of July 1, 2017 (in thousands):

		Fiscal Years
	Total	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter
Total future amortization expense	$102,933	$13,399	$26,797	$26,192	$19,114	$6,986	$10,445

7.	Balance Sheet Details
The following table provides details of selected balance sheet items (in thousands):

	July 1, 2017	December 31, 2016
Inventory:
Raw materials	$36,709	$33,158
Work in process	91,620	74,533
Finished goods	117,647	125,264
Total inventory	$245,976	$232,955
Property, plant and equipment, net:
Computer hardware	$13,548	$12,775
Computer software(1)	31,928	26,779
Laboratory and manufacturing equipment	236,275	222,311
Land and building	12,347	—
Furniture and fixtures	2,228	2,075
Leasehold improvements	38,235	42,267
Construction in progress	37,794	33,633
Subtotal	$372,355	$339,840
Less accumulated depreciation and amortization	(229,931)	(215,040)
Total property, plant and equipment, net	$142,424	$124,800
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$7,290	$5,555
Professional and other consulting fees	4,189	4,955
Taxes payable	2,925	2,384
Royalties	5,501	5,375
Other accrued expenses	12,113	13,311
Total accrued expenses	$32,018	$31,580

(1)
Included in computer software at July 1, 2017 and December 31, 2016 were $11.4 million and $9.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at July 1, 2017 and December 31, 2016 were $5.5 million and $4.0 million, respectively.

8.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended July 1, 2017 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$(28,324)
Net current-period other comprehensive income (loss)	(60)	24,643	—	24,583
Balance at July 1, 2017	$(269)	$(2,593)	$(879)	$(3,741)

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
The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Numerator:
Net income (loss) attributable to Infinera Corporation	$(42,839)	$11,483	$(83,290)	$23,498
Denominator:
Basic weighted average common shares outstanding	147,538	142,396	146,662	141,600
Effect of dilutive securities:
Employee equity plans	—	2,775	—	3,299
Assumed conversion of convertible senior notes from conversion spread	—	720	—	1,486
Diluted weighted average common shares outstanding	147,538	145,891	146,662	146,385

Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.29)	$0.08	(0.57)	$0.17
Diluted	$(0.29)	$0.08	(0.57)	$0.16
The Company incurred net losses during the three and six months ended July 1, 2017, and as a result, potential common shares from stock options, RSUs, PSUs, assumed release of outstanding stock under the ESPP and assumed conversion of the Notes from the conversion spread were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
During the three and six months ended June 25, 2016, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price was above the conversion price of the Notes. The effects of certain potentially outstanding shares were not included in the calculation of diluted net income per share for the three and six months ended June 25, 2016 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Stock options	1,407	13	1,521	11
RSUs	6,500	2,663	7,137	1,721
PSUs	1,464	846	1,439	594
ESPP shares	892	—	923	291
Total	10,263	3,522	11,020	2,617

10.	Convertible Senior Notes
In May 2013, the Company issued the Notes, which will mature on June 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds to the Company were approximately $144.5 million.
As a result of the Notes maturing on June 1, 2018, the net carrying amount of $139.1 million was reclassified from long-term debt to short-term debt in the Company's condensed consolidated balance sheets during the three months ended July 1, 2017.
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	July 1, 2017	December 31, 2016
Principal	$150,000	$150,000
Unamortized discount (1)	(10,023)	(15,114)
Unamortized issuance cost (1)	(862)	(1,300)
Net carrying amount	$139,115	$133,586

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 11 months.

As of July 1, 2017 and December 31, 2016, the carrying amount of the equity component of the Notes was $43.3 million.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Contractual interest expense	$656	$656	$1,313	$1,313
Amortization of debt issuance costs	222	201	437	396
Amortization of debt discount	2,577	2,331	5,091	4,605
Total interest expense	$3,455	$3,188	$6,841	$6,314
The coupon rate is 1.75%. For the three and six months ended July 1, 2017 and June 25, 2016, the debt discount and debt issuance costs are amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.

As of July 1, 2017, the fair value of the Notes was $160.9 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on June 30, 2017. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended July 1, 2017, the closing price of the Company's common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their Notes during the third quarter of 2017. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the third quarter of 2017 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Based on the closing price of the Company’s common stock of $10.67 on June 30, 2017 (the last trading day of the fiscal quarter), the if-converted value of the Notes did not exceed their principal amount.

11.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares. As of July 1, 2017, the Company has reserved a total of 13.9 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,655	$8.30	$965
Stock options granted	—	$—
Stock options exercised	(196)	$7.78	$373
Stock options canceled	(52)	$12.87
Outstanding at July 1, 2017	1,407	$8.20	$3,620
Exercisable at July 1, 2017	1,403	$8.20	$3,614

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,293	$14.10	$44,939
RSUs granted	3,191	$10.51
RSUs released	(1,860)	$13.66	$17,848
RSUs canceled	(124)	$14.96
Outstanding at July 1, 2017	6,500	$12.45	$69,359

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	904	$14.13	$7,672
PSUs granted	916	$16.36
PSUs released	—	$—	$—
PSUs canceled	(356)	$11.55
Outstanding at July 1, 2017	1,464	$16.16	$15,618
Expected to vest at July 1, 2017	997		$10,642

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $10.67 at June 30, 2017 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.67 at June 30, 2017 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of July 1, 2017. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$12	0.5
RSUs	$68,948	2.8
PSUs	$15,643	1.8
Employee Stock Options
The Company did not grant any stock options during the three and six months ended July 1, 2017. Amortization of stock-based compensation related to stock options in the three and six months ended July 1, 2017 and June 25, 2016 was insignificant in both periods.

Employee Stock Purchase Plan

The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Volatility	51%	56%	51%	56%
Risk-free interest rate	0.81%	0.52%	0.81%	0.52%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$3.46	$4.53	$3.46	$4.53
Total stock-based compensation expense	$1,392	$1,247	$3,073	$2,489

Restricted Stock Units
During the three and six months ended July 1, 2017, the Company granted RSUs to employees to receive 0.3 million shares and 3.2 million shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended July 1, 2017 was approximately $8.4 million and $16.0 million, respectively, and was $7.7 million and $13.8 million in the three and six months ended June 25, 2016, respectively.
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
PSUs granted to the Company’s executive officers and senior management under the 2007 Plan during the first quarter of 2015 and 2016 are based on the total stockholder return (“TSR”) of the Company's common stock price as compared to the TSR of the S&P North American Technology Multimedia Networking Index (“SPGIIPTR”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the SPGIIPTR.
PSUs granted to the Company’s executive officers and senior management under the 2016 Plan during the first quarter of 2017 are based on the TSR of the Company's common stock price relative to the TSR of the individual companies listed in the SPGIIPTR over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR.
The ranges of estimated values of the PSUs granted that are compared to the index, as well as the assumptions used in calculating these values were based on estimates as follows:

	2017	2016	2015
Index	SPGIIPTR	SPGIIPTR	SPGIIPTR
Index volatility	33% - 34%	18%	18% - 19%
Infinera volatility	55% - 56%	55%	48%
Risk-free interest rate	1.41% - 1.63%	0.95% - 1.07%	0.97% - 1.10%
Correlation with index/index component	0.10 - 0.49	0.58 - 0.59	0.52
Estimated fair value	$15.23 - $17.35	$10.31 - $16.62	$18.08 - $19.29

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain employees will only vest upon the achievement of specific financial or operational performance criteria.

The following table summarizes by grant year, the Company’s PSU activity for the six months ended July 1, 2017 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2014	2015	2016	2017
Outstanding at December 31, 2016	904	123	148	633	—
PSUs granted	916	—	—	—	916
PSUs released	—	—	—	—	—
PSUs canceled	(356)	(102)	(60)	(194)	—
Outstanding at July 1, 2017	1,464	21	88	439	916

Amortization of stock-based compensation related to PSUs in the three and six months ended July 1, 2017 was approximately $2.8 million and $4.6 million, respectively, and was $2.3 million and $3.2 million in the three and six months ended June 25, 2016, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	July 1, 2017	December 31, 2016
Stock-based compensation effects in inventory	$5,383	$4,911

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$834	$746	$1,558	$1,419
Research and development	4,184	3,904	7,964	6,225
Sales and marketing	3,273	2,945	5,999	5,180
General and administration	2,852	2,486	5,392	4,385
	$11,143	$10,081	$20,913	$17,209
Cost of revenue – amortization from balance sheet (1)	1,237	912	2,344	1,771
Total stock-based compensation expense	$12,380	$10,993	$23,257	$18,980

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

12.	Income Taxes
Benefit from income taxes for the three and six months ended July 1, 2017 was $0.5 million and $0.7 million, respectively, on pre-tax loss of $43.4 million and $84.0 million, respectively. This compared to a tax provision of $1.5 million and $1.7 million, respectively, on pre-tax income of $12.8 million and $24.8 million for the three and six months ended June 25, 2016, respectively. The results for the three and six months ended July 1, 2017 include approximately $6.6 million and $13.3 million, respectively, of purchase accounting amortization and other charges related to the acquisition of Transmode AB, which occurred in 2015, with a corresponding tax benefit of approximately $1.5 million and $2.9 million, respectively. Exclusive of this tax benefit, provision for income taxes otherwise decreased by approximately $2.1 million and $2.6 million, respectively, during the three and six months ended July 1, 2017 compared to June 25, 2016, as a result of an operating loss in the United States and lower foreign income tax of our Swedish operations, offset by higher foreign taxes related to an increase in spending in certain of the Company's cost-plus foreign subsidiaries.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three and six months ended July 1, 2017.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At July 1, 2017, the Company does not believe that it is more-likely-than-not that it would be able to utilize its deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
United States	$112,196	$166,710	$211,976	$341,225
Other Americas	2,971	11,267	9,006	14,526
Europe, Middle East and Africa	47,910	64,570	105,323	124,446
Asia Pacific	13,744	16,275	26,038	23,443
Total revenue	$176,821	$258,822	$352,343	$503,640

Property, plant and equipment, net

	July 1, 2017	December 31, 2016
United States	$134,920	$117,715
Other Americas	307	218
Europe, Middle East and Africa	3,795	3,822
Asia Pacific	3,402	3,045
Total property, plant and equipment, net	$142,424	$124,800

14.	Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Beginning balance	$35,980	$39,999	$40,342	$38,844
Charges to operations	5,022	7,308	9,681	14,062
Utilization	(3,901)	(3,702)	(7,289)	(8,689)
Change in estimate(1)	(4,701)	(2,616)	(10,334)	(3,228)
Balance at the end of the period	$32,400	$40,989	$32,400	$40,989

(1)
The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair. As the Company's products mature over time, failure rates and repair costs generally decline leading to favorable changes in warranty reserves. In addition, during the first quarter of 2017, due to product quality improvements, the Company revised certain estimates used in calculating its product warranties that resulted in a one-time reduction to the warranty accrual of $2.2 million.

Letters of Credit and Bank Guarantees
The Company had $5.8 million of standby letters of credit and bank guarantees outstanding as of July 1, 2017 that consisted of $2.7 million related to customer performance guarantees, $1.9 million related to property leases, and $1.2 million related to value added tax and customs' licenses. The Company had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016 that consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax license.
As of July 1, 2017 and December 31, 2016, the Company had a line of credit for approximately $1.6 million and $1.1 million, respectively, to support the issuance of letters of credit, of which zero and $0.3 million had been issued and outstanding, respectively. The Company has pledged approximately $4.9 million and $4.5 million of assets of a subsidiary to secure this line of credit and other obligations as of July 1, 2017 and December 31, 2016, respectively.

15.	Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intends to defend this action vigorously. The Company filed its answer to Oyster Optics on February 3, 2017. The Court has set a trial date for June 2018. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit, and intends to defend this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of July 1, 2017, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 23, 2017. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for more a complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Historically, we had focused on the long-haul portion of the optical transport market and a large portion of our revenue continues to be derived from long-haul customers. Over the past few years, we have evolved from focusing entirely on the long-haul and subsea markets with the DTN-X Family of products to offering an end-to-end suite of solutions that spans long-haul, subsea, data center interconnect (“DCI”) and metro.
In late 2014, we increased our addressable markets by introducing the Cloud Xpress platform for the DCI market to address a growing need for optical interconnections between data centers. Since its initial introduction, we have steadily increased our revenue contribution from Cloud Xpress, in particular with ICPs. During the second quarter of 2017, we released the follow-on to our initial Cloud Xpress with the Cloud Xpress 2, offering 1.2 terabits per second of line-side capacity in a single unit form factor. Going forward, we anticipate many of our large customers will transition to this new platform.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB, a leader in metro packet-optical applications. Entering into the metro market expanded our addressable market, in particular with existing long-haul customers that also invest in metro networks. This enabled us to deliver to our customers an end-to-end portfolio of solutions. We continue to expand our suite of metro solutions by both enhancing our XTM-Series solutions and utilizing our optical engines to deliver XT and XTC solutions.
In the second half of 2016, we announced our next-generation suite of technologies, the Infinite Capacity Engine (“ICE”), which delivers a family of multi-terabit opto-electronic subsystems powered by our fourth-generation photonic integrated circuits (“PIC”) and next-generation FlexCoherent DSP. ICE is a family of different subsystems that can be customized for different network applications across our end-to-end product portfolio.

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
In the short-term, our quarterly revenue results may be volatile and could be impacted by several factors, including delivery and market acceptance of our next-generation products, customer consolidation, competitive solutions and pricing strategies, general economic and market conditions, and the timing of customer network deployments. We continue to expect variability with our gross margins in 2017 as we make strategic investments to win and preserve business in advance of bringing our new products to market. Gross margins could also remain suppressed for the remainder of 2017 as we bring our next-generation ICE products to market, attributable to manufacturing PIC yields being lower initially and increasing as we ramp production. Additionally, given our current revenue levels and the necessity to invest in current and future opportunities, we anticipate that research and development expenses will remain at elevated levels as a percentage of revenue throughout 2017.
Over a longer period of time, we believe that our efforts and investments in expanding the markets we serve, delivering new products and technologies on a faster cadence, and diversifying our customer base will enable us to grow revenue and improve profitability. Moreover, we plan to further leverage our vertically-integrated manufacturing model, which combined with the introduction of additional purpose-built products, selling incremental bandwidth capacity into deployed networks, and prudent expense management, can result in improved profitability and cash flow.
Over time, we have broadened our customer base across multiple customer verticals and geographies, with several customers capable of spending significantly in a given quarter. However, in a period where multiple key customers slow spend, our business may be harmed if our customers make an acquisition or are acquired, do not generate as much revenue as we forecast, stop purchasing from us or substantially reduce their orders to us. In particular, over the past several quarters, we have been impacted by the consolidation of several key customers. Such consolidation could reduce the number of customers that generate a significant percentage of revenue and may increase the risks relating to dependence on a small number of customers. For the three months ended July 1, 2017, three customers individually accounted for 17%, 10% and 10% of our total revenue and for the corresponding period in 2016, two customers individually accounted for 15% and 11% of our total revenue, respectively. For the six months ended July 1, 2017, one customer individually accounted for 18% of our total revenue and for the corresponding period in 2016, three customers individually accounted for 16%, 13% and 12% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, Middle East and Africa, and the Asia Pacific region. We primarily sell our products through our direct sales force but also sell indirectly through channel partners. We derived 94% of our revenue from direct sales to customers during each of the three and six months ended July 1, 2017, respectively, and 96% of our revenue for each of the three and six months ended June 25, 2016, respectively, with the remainder attributable to channel-driven sales.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended July 1, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	July 1, 2017		June 25, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$143,360	81%	$227,532	88%	$(84,172)	(37)%
Services	33,461	19%	31,290	12%	2,171	7%
Total revenue	$176,821	100%	$258,822	100%	$(82,001)	(32)%
Cost of revenue:
Product	$100,302	57%	$122,438	47%	$(22,136)	(18)%
Services	11,687	6%	12,638	5%	(951)	(8)%
Total cost of revenue	$111,989	63%	$135,076	52%	$(23,087)	(17)%
Gross profit	$64,832	36.7%	$123,746	47.8%	$(58,914)	(48)%

	Six Months Ended
	July 1, 2017		June 25, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$290,413	82%	$443,614	88%	$(153,201)	(35)%
Services	61,930	18%	60,026	12%	1,904	3%
Total revenue	$352,343	100%	$503,640	100%	$(151,297)	(30)%
Cost of revenue:
Product	$199,634	56%	$240,500	48%	$(40,866)	(17)%
Services	23,821	7%	23,056	4%	765	3%
Total cost of revenue	$223,455	63%	$263,556	52%	$(40,101)	(15)%
Gross profit	$128,888	36.6%	$240,084	47.7%	$(111,196)	(46)%

 Revenue
Total product revenue decreased by $84.2 million, or 37%, during the three months ended July 1, 2017 compared to the corresponding period in 2016. Total product revenue decreased by $153.2 million, or 35%, during the six months ended July 1, 2017 compared to the corresponding period in 2016. These decreases were primarily attributable to effects of customer consolidation on pricing and demand, changes in certain large customers' buying patterns, and a slowdown in customer spend as we begin to transition to our next-generation of products.
Total services revenue increased by $2.2 million, or 7%, during the three months ended July 1, 2017 compared to the corresponding period in 2016. Total service revenue increased by $1.9 million, or 3%, during the six months ended July 1, 2017 compared to the corresponding period in 2016. The increases during the three and six month periods were attributable to continued growth in on-going support services as a result of a larger installed base of customer networks.
We currently expect that total revenue will grow marginally in the third quarter of 2017, as compared to the second quarter of 2017, driven by opportunities with traditional service providers, cable operators and ICPs, as we begin to bring new products to market. Growth opportunities over the next few quarters will be largely dependent on the introduction and acceptance of our new products.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 1, 2017		June 25, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$112,196	63%	$166,710	64%	$(54,514)	(33)%
International	64,625	37%	92,112	36%	(27,487)	(30)%
	$176,821	100%	$258,822	100%	$(82,001)	(32)%
Total revenue by sales channel:
Direct	$166,826	94%	$247,459	96%	$(80,633)	(33)%
Indirect	9,995	6%	11,363	4%	(1,368)	(12)%
	$176,821	100%	$258,822	100%	$(82,001)	(32)%

	Six Months Ended
	July 1, 2017		June 25, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$211,976	60%	$341,225	68%	$(129,249)	(38)%
International	140,367	40%	162,415	32%	(22,048)	(14)%
	$352,343	100%	$503,640	100%	$(151,297)	(30)%
Total revenue by sales channel:
Direct	$332,772	94%	$482,410	96%	$(149,638)	(31)%
Indirect	19,571	6%	21,230	4%	(1,659)	(8)%
	$352,343	100%	$503,640	100%	$(151,297)	(30)%
Domestic revenue decreased by $54.5 million, or 33%, during the three months ended July 1, 2017 compared to the corresponding period in 2016. Domestic revenue decreased by $129.2 million, or 38%, during the six months ended July 1, 2017 compared to the corresponding period in 2016. The decreases were primarily attributable to the effects of customer consolidation, and changes in certain large customers’ buying patterns as we transition to our next-generation of products.
International revenue decreased by $27.5 million, or 30%, during the three months ended July 1, 2017 compared to the corresponding period in 2016. International revenue decreased by $22.0 million, or 14%, during the six months ended July 1, 2017 compared to the corresponding period in 2016. The decreases were primarily attributable to lower sales from our Europe, Middle East and Africa (“EMEA”) and Other Americas regions, resulting from changes in certain large customers’ buying patterns, slowdown in customer spend for our subsea products as we transition to our next-generation of products, and a challenging pricing environment, particularly in the EMEA region.
Cost of Revenue and Gross Margin
Gross margin was 36.7% during the three months ended July 1, 2017, down from 47.8% in the corresponding period in 2016 and decreased to 36.6% during the six months ended July 1, 2017, down from 47.7% in the corresponding period of 2016. This decline was driven by the effects of customer consolidation on revenue, changes in customer mix, strategic investments to win and preserve business as we bring our new products to market and ongoing competitive pricing pressure. Lower manufacturing levels during the three and six months ended July 1, 2017 compared to the corresponding periods in 2016 also reduced the benefits of our vertically integrated operating model. Additionally, during the first quarter of 2017, due to product quality improvements, we revised certain estimates used in calculating our product warranties, which resulted in a one-time reduction to our warranty cost of $2.2 million.
We currently expect that gross margin in the third quarter of 2017 will decline moderately as compared to the second quarter of 2017, attributable to the high cost of our next-generation production units that we anticipate selling during the quarter as these units were manufactured before our manufacturing yields and unit volumes had sufficiently ramped. We also anticipate incurring significant costs as we fulfill our commitments made in previous quarters to bridge customers to our new products.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 1, 2017			June 25, 2016
	Amount	% of total revenue		Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$57,377	32%		$59,541	23%	$(2,164)	(4)%
Sales and marketing	29,397	17%		30,465	12%	(1,068)	(4)%
General and administrative	18,563	10%		17,658	7%	905	5%
Total operating expenses	$105,337	59%	—%	$107,664	42%	$(2,327)	(2)%

	Six Months Ended
	July 1, 2017		June 25, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$112,460	32%	$113,686	23%	$(1,226)	(1)%
Sales and marketing	58,838	17%	60,474	12%	(1,636)	(3)%
General and administrative	35,922	10%	34,971	7%	951	3%
Total operating expenses	$207,220	59%	$209,131	42%	$(1,911)	(1)%

Research and Development Expenses
Research and development expenses decreased by $2.2 million, or 4%, during the three months ended July 1, 2017 and decreased by $1.2 million, or 1%, during the six months ended July 1, 2017, compared to the corresponding period in 2016. The decreases during the three and six month periods were primarily due to lower spending on prototype, other engineering materials and related resources of $3.5 million and $6.6 million, respectively, as we shift manufacturing activities from the development stage to production. Additionally, during the three and six months ended July 1, 2017, we incurred lower incremental outside professional services costs of $0.5 million and $0.8 million, respectively, and lower discretionary spending of $0.5 million and $0.8 million, respectively. These decreases during the three and six months ended July 1, 2017 were offset by higher personnel costs of $2.3 million and $7.0 million, respectively, as a result of incremental headcount to support our next-generation products.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.1 million, or 4%, during the three months ended July 1, 2017, and decreased by $1.6 million, or 3%, during the six months ended July 1, 2017, compared to the corresponding period in 2016. The decreases during the three and six month periods were primarily driven by lower sales commissions of $0.5 million and $1.4 million, respectively, professional services costs of $0.4 million and $0.8 million, respectively, and travel related costs of $0.3 million and $0.9 million, respectively. Additionally, during the three months ended July 1, 2017, we incurred lower discretionary spending of $0.2 million. These decreases during the three and six months ended July 1, 2017 were offset by higher personnel costs of $0.3 million and $1.5 million, respectively, due to incremental headcount to support our next-generation products and the expansion of our business into new markets and customer verticals.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 5%, during the three months ended July 1, 2017, and increased by $1.0 million, or 3%, during the six months ended July 1, 2017, compared to the corresponding period in 2016. The increases during the three and six month periods were primarily due to higher personnel costs of $0.8 million and $1.8 million, respectively, due to incremental headcount to support the business. Additionally, during the three months ended July 1, 2017, we incurred higher discretionary spending of $0.1 million and in the six months ended July 1, 2017, the increase offset by lower professional services costs of $0.8 million.
Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	July 1, 2017	June 25, 2016	Change	% Change	July 1, 2017	June 25, 2016	Change	% Change

	(In thousands)
Interest income	$862	$595	$267	45%	$1,613	$1,117	$496	44%
Interest expense	(3,456)	(3,176)	(280)	9%	(6,859)	(6,331)	(528)	8%
Other gain (loss), net	(252)	(714)	462	(65)%	(382)	(928)	546	(59)%
Total other income (expense), net	$(2,846)	$(3,295)	$449	(14)%	$(5,628)	$(6,142)	$514	(8)%
Interest income for three and six months ended July 1, 2017 increased by $0.3 million and $0.5 million, respectively, due to a higher return on investments. Interest expense for the three and six months ended July 1, 2017 increased by $0.3 million and $0.5 million, respectively, mainly due to an increase of amortization of discount and issuance costs related to the $150.0 million in aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The change in other gain (loss), net, during the three and six months ended July 1, 2017 compared to the corresponding period in 2016 was primarily due to reduced losses from foreign exchange related transactions.
Income Tax Provision
Benefit from income taxes during the three and six months ended July 1, 2017 was $0.5 million and $0.7 million, respectively, on pre-tax loss of $43.4 million and $84.0 million, respectively. This compares to a tax provision of $1.5 million and $1.7 million, respectively, on pre-tax income of $12.8 million and $24.8 million, respectively, during the three and six months ended June 25, 2016. The results for the three and six months ended July 1, 2017 include approximately $6.6 million and $13.3 million, respectively, of purchase accounting amortization and other charges related to the acquisition of Transmode AB, with a corresponding tax benefit of approximately $1.5 million and $2.9 million, respectively. Exclusive of this tax benefit, provision for income taxes otherwise decreased by approximately $2.1 million and $2.6 million, respectively, during the three and six months ended July 1, 2017 compared to June 25, 2016, as a result of an operating loss in the United States and lower foreign income tax of our Swedish operations, offset by higher foreign taxes related to an increase in spending in certain of our cost-plus foreign subsidiaries.
In all periods, the tax expense and benefit projected in our effective tax rate assumptions primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three and six months ended July 1, 2017.

Liquidity and Capital Resources

	Six Months Ended
	July 1, 2017	June 25, 2016

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(18)	$38,200
Investing activities	$(61,079)	$(28,675)
Financing activities	$15,417	$(19,438)

	July 1, 2017	December 31, 2016

	(In thousands)
Cash and cash equivalents	$119,820	$162,641
Short and long-term investments	207,034	182,476
Short and long-term restricted cash	6,453	14,939
	$333,307	$360,056
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
Operating Activities
Net cash used in operating activities during the six months ended July 1, 2017 was not significant as compared to net cash provided by operating activities of $38.2 million for the corresponding period in 2016.
Net loss adjusted for non-cash items was $21.3 million during the six months ended July 1, 2017 compared to net income adjusted for non-cash items of $77.8 million for the corresponding period in 2016.
Net cash used to fund working capital was $21.3 million during the six months ended July 1, 2017. Accounts receivable decreased by $27.6 million as our revenue levels decreased significantly during the six months ended July 1, 2017. Accounts payable increased by $16.9 million primarily reflecting increased inventory purchases and timing of payments during the period. Accrued liabilities and other expenses decreased $4.4 million primarily due to reduced levels of compensation related accruals and the corporate bonus payout during the six months ended July 1, 2017. Deferred revenue increased $10.1 million attributable to commercial arrangements with customers to transition to new products and continued growth in on-going support services, which are typically contracted on an annual or multi-year basis. Accrued warranty decreased $8.1 million primarily due to changes in estimated repair and replacement costs, along with improved failure rates.
Net cash used to fund working capital was $39.6 million during the six months ended June 25, 2016. Inventory increased by $31.3 million as a result of stocking more components due to longer lead times with suppliers and building up PIC die bank inventory to meet future demand. Accounts payable decreased by $7.3 million primarily reflecting timing of purchases and payments during the period. Deferred revenue increased $10.1 million due to higher on-going support services as we continued to grow our installed base.
Investing Activities
Net cash used in investing activities during the six months ended July 1, 2017 was $61.1 million as compared to net cash provided by of $28.7 million in the corresponding period in 2016. Investing activities during the six months ended July 1, 2017 included net usage of $24.9 million associated with purchases, maturities and sales of investments and capital expenditures of $39.2 million, of which $12.4 million was due to our purchase of our module manufacturing facility in Pennsylvania in May 2017. Investing activities during the six months ended June 25, 2016 included net usage of $5.3 million associated with purchases, maturities and sales of investments, offset by capital expenditures of $23.3 million.

Financing Activities
Net cash provided by financing activities during the six months ended July 1, 2017 was $15.4 million compared to net cash used by financing activities of $19.4 million in the corresponding period of 2016. Financing activities during the six months ended July 1, 2017 included $5.6 million in cash released from the security pledge maintained during the period to acquire the remaining 4.2% of Transmode AB shares not tendered in the initial acquisition offer. Additionally, both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
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
Due to the upcoming maturity of the Notes on June 1, 2018, the outstanding principal amount was reclassified from long-term debt to short-term debt in our condensed consolidated balance sheets during the three months ended July 1, 2017.
During the three months ended July 1, 2017, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their Notes during the second quarter of 2017. Any conversion of the Notes prior to their maturity or acceleration of the repayment of the Notes could have a material adverse effect on our cash flows, business, results of operations and financial condition, if we choose to settle the amounts in cash. Should the closing price conditions be met during the 30 consecutive trading days prior to the end of the second quarter of 2017 or a future quarter, the Notes will be convertible at their holders’ option during the immediately following quarter. Under current market conditions, we do not expect the Notes will be converted in the short-term, even if the conversion criteria is met. Holders may also convert their Notes at any time on or after December 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. As of July 1, 2017, short-term debt, net, was $139.1 million, which represents the liability component of the $150.0 million principal balance, net of $10.9 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018. To the extent that the holders of the Notes request conversion during an early conversion window, we may require funds for repayment of such Notes prior to their maturity date.
As of July 1, 2017, contractual obligations related to the Notes are payments of $1.3 million due in the remainder of 2017 and $151.3 million due in 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption, conversion or refinancing of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 10, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
During the six months ended July 1, 2017, in association with the compulsory acquisition proceedings in accordance with Swedish law, we paid $0.5 million to the minority shareholders of Transmode AB based on the final determination of the arbitration tribunal. We were also required to pay the litigation costs of the minority shareholders and compensation of the arbitrators. During the period, we maintained a security pledge of approximately $5.2 million while all proceedings finalized. As of July 1, 2017, all funds from the pledged account were returned to a non-pledged account.
As of July 1, 2017, we had $257.7 million of cash, cash equivalents, and short-term investments, including $49.6 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
Contractual Obligations
In May 2017, we purchased a module manufacturing facility and the associated land that we had previously leased. This operating lease was terminated without penalty. As a result of the purchase, our future minimum operating lease payments decreased by $12.6 million.
As of July 1, 2017, repayment of the Notes of $152.6 million, including interest, is due within one year on June 1, 2018.

Off-Balance Sheet Arrangements
As of July 1, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our market risk during the six months ended July 1, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intend to defend this action vigorously. We filed our answer to Oyster Optics on February 3, 2017. The Court has set a trial for June 2018. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit, and intend to defend this action vigorously. Because this action is in the early stages, we are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Given the relatively fixed nature of our operating costs including those relating to our personnel and facilities, particularly for our engineering personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult to execute and may take significant time. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, gross margin and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in the fourth quarter of 2016, and the first and second quarters of 2017, we had operating losses of $45.9 million, $37.8 million and $40.5 million, respectively, largely as a result of lower revenue and gross margins.
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

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or at all, the markets in which we operate adopt our solutions;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	any significant changes in the competitive dynamics of our market, including any new entrants, new technologies or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

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
We have seen increased consolidation in the communications networking industry over the past year. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in 2016, CenturyLink announced its intent to acquire Level 3 Communications with the deal expected to close in the second half of 2017. Customer consolidation can lead to changes in buying patterns, a slowdown in spending, redeployment of existing equipment or re-architecture of parts of an existing network or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies could increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results could adversely affect our business, financial condition and results of operations.
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
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first quarter of 2017, our top five customers accounted for approximately 45% of our total revenue, for the second quarter of 2017, our top five customers accounted for approximately 47% of our total revenue, and for the fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers make an acquisition or are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 36.1% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix in any period of the types of customers purchasing our products as well as the product mix;

•
the timing of deploying solutions powered by our next generation technologies, which are often lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

•	the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	volume of units manufactured in our PIC facility;

•	pricing and commercial terms designed to secure long-term customer relationships;

•	the volume of Infinera Instant Bandwidth- and Instant Network-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes; and

•	changes in warranty related costs.
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures, increased negotiated sales discounts, new product introductions by us or our competitors, along with other factors. In addition, some of our customer contracts contain clauses that require us to annually decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions from our supply partners. If these efforts are not successful or if we are unable to reduce our costs by more than the reduction in the price of our products, our gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.
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
Competition in the optical transport networking equipment market is intense, and we expect such competition to increase. Our main competitors include WDM suppliers, such as ADVA, Ciena, Cisco, Coriant, Huawei, Nokia and ZTE. In addition, there are several smaller but established companies that offer one or more products that compete with our offerings.
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
Some of our competitors have substantially greater name recognition and technical, financial and marketing resources along with better established relationships with service providers and other potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, some of our competitors have built long-standing relationships with some of our prospective and existing customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
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
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and only have some long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.
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
In recent years, we have substantially grown our employee base and expanded our product portfolio, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our operating results may be adversely affected.

In recent years, our employee headcount and number of product offerings have increased significantly. For example, from the end of fiscal 2014 to the end of fiscal 2016, our headcount increased from 1,495 to 2,240 employees. The growth and expansion of our product and service offerings places a continuous significant strain on our management, and operational and financial resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems, and our ability to manage headcount and retain key talent.

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
We may also be required to indemnify some customers under our contracts if a third party alleges, or a court finds, that our products have infringed upon the proprietary rights of other parties. From time to time, we have agreed to indemnify certain customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our result of operations may be harmed.
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
Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
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
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier repurchased by us or converted. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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
We may make strategic acquisitions of businesses, technologies and other assets. For example, we completed the acquisition of Transmode AB in August 2015. If we are not able to achieve the anticipated strategic benefits of such acquisitions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the integration or the anticipated financial and strategic benefits of such acquisitions are not realized as rapidly as, or to the extent anticipated by investors and analysts.
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
10.1
Infinera Corporation 2016 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (No. 001-33486) filed with the SEC on May 30, 2017.

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 8, 2017