Form 10-Q
period 2017-09-30
INFINERA Corp
filed 2017-11-08
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017, 149,327,225 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$122,042	$162,641
Short-term investments	134,319	141,697
Short-term restricted cash	740	8,490
Accounts receivable, net of allowance for doubtful accounts of $885 in 2017 and $772 in 2016	137,133	150,370
Inventory	242,848	232,955
Prepaid expenses and other current assets	50,320	34,270
Total current assets	687,402	730,423
Property, plant and equipment, net	143,217	124,800
Intangible assets	99,953	108,475
Goodwill	197,325	176,760
Long-term investments	47,575	40,779
Cost-method investment	7,000	7,000
Long-term restricted cash	4,299	6,449
Other non-current assets	4,328	3,897
Total assets	$1,191,099	$1,198,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,310	$62,486
Accrued expenses	30,080	31,580
Accrued compensation and related benefits	40,571	46,637
Short-term debt, net	141,985	—
Accrued warranty	14,245	16,930
Deferred revenue	65,328	58,900
Total current liabilities	381,519	216,533
Long-term debt, net	—	133,586
Accrued warranty, non-current	17,917	23,412
Deferred revenue, non-current	21,794	19,362
Deferred tax liability	23,384	25,327
Other long-term liabilities	14,547	18,035
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 30, 2017 and December 31, 2016
Issued and outstanding shares – 149,305 as of September 30, 2017 and 145,021 as of December 31, 2016	149	145
Additional paid-in capital	1,406,936	1,354,082
Accumulated other comprehensive income (loss)	8,949	(28,324)
Accumulated deficit	(684,096)	(563,575)
Total stockholders' equity	731,938	762,328
Total liabilities and stockholders’ equity	$1,191,099	$1,198,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenue:
Product	$159,579	$156,188	$449,992	$599,802
Services	33,001	29,264	94,931	89,290
Total revenue	192,580	185,452	544,923	689,092
Cost of revenue:
Cost of product	111,803	91,064	311,437	331,564
Cost of services	12,951	9,786	36,772	32,842
Total cost of revenue	124,754	100,850	348,209	364,406
Gross profit	67,826	84,602	196,714	324,686
Operating expenses:
Research and development	56,616	50,855	169,076	164,541
Sales and marketing	27,824	27,960	86,662	88,434
General and administrative	17,634	16,646	53,556	51,617
Total operating expenses	102,074	95,461	309,294	304,592
Income (loss) from operations	(34,248)	(10,859)	(112,580)	20,094
Other income (expense), net:
Interest income	857	647	2,470	1,764
Interest expense	(3,549)	(3,313)	(10,408)	(9,644)
Other gain (loss), net	(80)	(188)	(462)	(1,116)
Total other income (expense), net	(2,772)	(2,854)	(8,400)	(8,996)
Income (loss) before income taxes	(37,020)	(13,713)	(120,980)	11,098
Provision for (benefit from) income taxes	211	(2,416)	(459)	(725)
Net income (loss)	(37,231)	(11,297)	(120,521)	11,823
Less: Loss attributable to noncontrolling interest	—	(125)	—	(503)
Net income (loss) attributable to Infinera Corporation	$(37,231)	$(11,172)	$(120,521)	$12,326
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(0.25)	$(0.08)	$(0.82)	$0.09
Diluted	$(0.25)	$(0.08)	$(0.82)	$0.08
Weighted average shares used in computing net income (loss) per common share:
Basic	148,777	143,850	147,367	142,350
Diluted	148,777	143,850	147,367	145,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income (loss)	$(37,231)	$(11,297)	$(120,521)	$11,823
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	87	(166)	27	476
Foreign currency translation adjustment	12,614	(4,107)	37,257	(7,609)
Tax related to available-for-sale investment	(11)	—	(11)	—
Net change in accumulated other comprehensive income (loss)	12,690	(4,273)	37,273	(7,133)
Less: Comprehensive loss attributable to noncontrolling interest	—	(125)	—	(503)
Comprehensive income (loss) attributable to Infinera Corporation	$(24,541)	$(15,445)	$(83,248)	$5,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(120,521)	$11,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,391	45,764
Amortization of debt discount and issuance costs	8,399	7,598
Amortization of premium on investments	359	925
Impairment of intangible assets	252	—
Stock-based compensation expense	35,424	29,191
Other loss	11	261
Changes in assets and liabilities:
Accounts receivable	15,078	33,044
Inventory	(9,601)	(61,078)
Prepaid expenses and other assets	(15,366)	(1,625)
Accounts payable	25,840	(13,935)
Accrued liabilities and other expenses	(10,310)	(7,580)
Deferred revenue	8,575	(805)
Accrued warranty	(8,447)	(179)
Net cash provided by (used in) operating activities	(20,916)	43,404
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(122,249)	(118,017)
Proceeds from sales of available-for-sale investments	10,531	—
Proceeds from maturities and calls of investments	111,970	110,554
Purchase of cost-method investment	—	(5,000)
Purchase of property and equipment	(50,247)	(32,878)
Change in restricted cash	4,389	(4,950)
Net cash used in investing activities	(45,606)	(50,291)
Cash Flows from Financing Activities:
Security pledge to acquire noncontrolling interest	5,596	(5,921)
Acquisition of noncontrolling interest	(471)	(16,771)
Proceeds from issuance of common stock	17,991	16,486
Minimum tax withholding paid on behalf of employees for net share settlement	(963)	(3,592)
Net cash provided by (used in) financing activities	22,153	(9,798)
Effect of exchange rate changes on cash	3,770	(1,420)
Net change in cash and cash equivalents	(40,599)	(18,105)
Cash and cash equivalents at beginning of period	162,641	149,101
Cash and cash equivalents at end of period	$122,042	$130,996
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,159	$5,557
Cash paid for interest	$1,317	$1,445
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$3,110	$5,211
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
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended September 30, 2017, two customers individually accounted for 16% and 12% of the Company's total revenue and for the corresponding period in 2016, two customers individually accounted for 16% and 12% of the Company's total revenue, respectively. For the nine months ended September 30, 2017, two customers individually accounted for 16% and 11% of the Company's total revenue and for the corresponding period in 2016, two customers individually accounted for 16% and 10% of the Company's total revenue, respectively.
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 30, 2017 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. This guidance is effective for the Company in its first quarter of fiscal 2018, with early adoption permitted. The Company does not expect the new guidance to have any material impact on its consolidated financial statements.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The Company early adopted ASU 2016-15 on a retrospective basis during the third quarter of fiscal 2017. The Company's adoption of 2016-15 had no impact on its consolidated statements of cash flows.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”), which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year with early adoption permitted beginning after December 15, 2016. The updated standard is effective for interim and annual periods beginning after December 15, 2017. In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. These standards will be effective for the Company's first quarter of 2018. The Company currently anticipates adopting the standard using the modified retrospective method as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Although the Company has not yet determined the quantitative impact that the new revenue standard would have on its consolidated financial statements, the Company believes the new standard will impact the operations, policies and accounting in the areas of customer purchase commitments, contract termination rights, variable consideration, stand-alone selling price and capitalization of costs to obtain a contract.
The Company continues to evaluate the impact of the new revenue standard on its accounting policies, internal controls, processes and system requirements, and has assigned internal resources in addition to the engagement of third party service providers to assist in this evaluation. In addition, the Company has made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new revenue standard. The Company currently remains on schedule with its implementation and expects that the necessary operational and internal control structural changes will be implemented prior to the adoption date. The Company is in the process of evaluating whether or not there will be a material impact on its consolidated financial statements.

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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$32,544	$—	$32,544	$41,773	$—	$41,773
Certificates of deposit	—	240	240	—	1,881	1,881
Commercial paper	—	14,969	14,969	—	39,310	39,310
Corporate bonds	—	125,544	125,544	—	88,324	88,324
U.S. agency notes	—	10,694	10,694	—	11,759	11,759
U.S. treasuries	39,437	—	39,437	52,092	—	52,092
Foreign currency exchange forward contracts	—	—	—	—	187	187
Total assets	$71,981	$151,447	$223,428	$93,865	$141,461	$235,326
Liabilities
Foreign currency exchange forward contracts	$—	$(80)	$(80)	$—	$(71)	$(71)
During the three and nine months ended September 30, 2017, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, none of the Company’s existing securities were classified as Level 3 securities.
Cash, cash equivalents and investments were as follows (in thousands):

	September 30, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$80,508	$—	$—	$80,508
Money market funds	32,544	—	—	32,544
Commercial paper	3,000	—	—	3,000
U.S. treasuries	5,990	~~—~~	~~—~~	5,990
Total cash and cash equivalents	$122,042	$—	$—	$122,042
Certificates of deposit	240	—	—	240
Commercial paper	11,971	—	(2)	11,969
Corporate bonds	86,024	2	(73)	85,953
U.S. agency notes	7,700	—	(7)	7,693
U.S. treasuries	28,506	—	(42)	28,464
Total short-term investments	$134,441	$2	$(124)	$134,319
Corporate bonds	39,630	3	(42)	39,591
U.S. agency notes	3,006	—	(5)	3,001
U.S. treasuries	4,998	—	(15)	4,983
Total long-term investments	47,634	3	(62)	47,575
Total cash, cash equivalents and investments	$304,117	$5	$(186)	$303,936

	December 31, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$109,978	$—	$—	$109,978
Money market funds	41,773	—	—	41,773
Commercial paper	8,892	—	(1)	8,891
U.S. agency notes	1,999	—	—	1,999
Total cash and cash equivalents	$162,642	$—	$(1)	$162,641
Certificates of deposit	1,881	—	—	1,881
Commercial paper	30,425	—	(6)	30,419
Corporate bonds	63,097	1	(59)	63,039
U.S. agency notes	7,285	—	(8)	7,277
U.S. treasuries	39,093	9	(21)	39,081
Total short-term investments	$141,781	$10	$(94)	$141,697
Corporate bonds	25,374	—	(89)	25,285
U.S. agency notes	2,499	—	(16)	2,483
U.S. treasuries	13,032	2	(23)	13,011
Total long-term investments	$40,905	$2	$(128)	$40,779
Total cash, cash equivalents and investments	$345,328	$12	$(223)	$345,117

As of September 30, 2017, the Company’s available-for-sale investments have a contractual maturity term of up to 21 months. Gross realized gains and losses on short-term and long-term investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of September 30, 2017, the Company had $256.4 million of cash, cash equivalents and short-term investments, including $56.5 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

4.	Cost-method Investment
In 2016, the Company invested $7.0 million in a privately-held company. In addition to the $7.0 million investment, the transaction included a customer supply agreement and warrants to purchase up to $10.0 million of additional shares of preferred stock. The warrants vest and become exercisable upon certain conditions being met.
As of September 30, 2017 and December 31, 2016, the Company's cost-method investment balance was $7.0 million in both periods. This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company regularly evaluates the carrying value of its cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. During the three and nine months ended September 30, 2017, no impairment charges were recorded as there have not been any events or changes in circumstances that the Company believes would have a significant adverse effect on the fair value of its investment. As of September 30, 2017 and December 31, 2016, the fair value of the Company's cost-method investment was not estimated.

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
The Company also enters into foreign currency exchange forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and Swedish kronor (“SEK”). The contracts are settled at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
For the three months ended September 30, 2017 and September 24, 2016, the before-tax effect of the foreign currency exchange forward contracts was a loss of $1.2 million and a loss of $0.2 million, respectively, and for the nine months ended September 30, 2017 and September 24, 2016, the before-tax effect of the foreign currency exchange forward contracts were a loss of $2.9 million and a loss of $0.8 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of September 30, 2017, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expense and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$22,261	$(79)	$23,887	$137	$(71)
Related to British pound denominated receivables	$—	—	$6,353	48	—
Related to euro denominated restricted cash	$248	(1)	$242	2	—
		$(80)		$187	$(71)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill during the nine months ended September 30, 2017 (in thousands):

Balance as of December 31, 2016	$176,760
Foreign currency translation adjustments	20,565
Accumulated impairment loss	—
Balance as of September 30, 2017	$197,325
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 30, 2017 and December 31, 2016 (in thousands, except for weighted-average):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$51,497	$(13,529)	$37,968	5.9
Developed technology	105,624	(43,639)	61,985	3.0
Total intangible assets	$157,121	$(57,168)	$99,953	4.1

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$220	$(220)	$—	0.0
Customer relationships	46,125	(7,793)	38,332	6.6
Developed technology	94,320	(24,715)	69,605	3.7
Other intangible assets	819	(567)	252	4.6
Total intangible assets with finite lives	$141,484	$(33,295)	$108,189	4.7
In-process technology	286	—	286
Total intangible assets	$141,770	$(33,295)	$108,475
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $7.0 million and $19.9 million for the three and nine months ended September 30, 2017, respectively, and was $6.7 million and $19.8 million for the three and nine months ended, respectively, for the corresponding periods in 2016.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $0.3 million related to other intangible assets, which the Company has determined that the carrying value will not be recoverable. During the first quarter of 2017, the Company transferred $0.3 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2017 (in thousands):

		Fiscal Years
	Total	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter
Total future amortization expense	$99,953	$6,958	$27,832	$27,204	$19,852	$7,257	$10,850

7.	Balance Sheet Details

The following table provides details of selected balance sheet items (in thousands):

	September 30, 2017	December 31, 2016
Inventory:
Raw materials	$35,810	$33,158
Work in process	84,334	74,533
Finished goods	122,704	125,264
Total inventory	$242,848	$232,955
Property, plant and equipment, net:
Computer hardware	$13,648	$12,775
Computer software(1)	32,542	26,779
Laboratory and manufacturing equipment	244,784	222,311
Land and building	12,347	—
Furniture and fixtures	2,476	2,075
Leasehold and building improvements	42,846	42,267
Construction in progress	33,877	33,633
Subtotal	$382,520	$339,840
Less accumulated depreciation and amortization	(239,303)	(215,040)
Total property, plant and equipment, net	$143,217	$124,800
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$4,012	$5,555
Professional and other consulting fees	5,184	4,955
Taxes payable	2,523	2,384
Royalties	5,466	5,375
Other accrued expenses	12,895	13,311
Total accrued expenses	$30,080	$31,580

(1)
Included in computer software at September 30, 2017 and December 31, 2016 were $11.4 million and $9.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 30, 2017 and December 31, 2016 were $5.1 million and $4.0 million, respectively.

8.	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net income. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2017 (in thousands):

	Unrealized Gain (Loss) on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$(28,324)
Net current-period other comprehensive income (loss)	27	37,257	(11)	37,273
Balance at September 30, 2017	$(182)	$10,021	$(890)	$8,949

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
In net loss periods, potentially diluted common shares have been excluded from the diluted net loss calculation. The dilutive impact of the Notes (as defined in Note 10, “Convertible Senior Notes”) was based on the difference between the Company's average stock price during the period and the conversion price of the Notes. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation.
The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Numerator:
Net income (loss) attributable to Infinera Corporation	$(37,231)	$(11,172)	$(120,521)	$12,326
Denominator:
Basic weighted average common shares outstanding	148,777	143,850	147,367	142,350
Effect of dilutive securities:
Employee equity plans	—	—	—	2,580
Assumed conversion of convertible senior notes from conversion spread	—	—	—	991
Diluted weighted average common shares outstanding	148,777	143,850	147,367	145,921

Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.25)	$(0.08)	(0.82)	$0.09
Diluted	$(0.25)	$(0.08)	(0.82)	$0.08
The Company incurred net losses during the three and nine months ended September 30, 2017 and the three months ended September 24, 2016, and as a result, potential common shares from stock options, RSUs, PSUs, assumed release of outstanding stock under the ESPP and assumed conversion of the Notes from the conversion spread were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
During the nine months ended September 24, 2016, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price was above the conversion price of the Notes. The effects of other potentially dilutive common shares from stock options, RSUs, PSUs and assumed release of outstanding stock under the ESPP were not included in the calculation of diluted net income per share for the nine months ended September 24, 2016 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Stock options	1,406	1,834	1,482	61
RSUs	6,359	5,475	6,877	2,454
PSUs	1,434	905	1,437	643
ESPP shares	1,395	1,334	1,080	638
Total	10,594	9,548	10,876	3,796

10.	Convertible Senior Notes
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
Upon conversion, it is the Company's intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, the Company intends to pay cash, shares of common stock or a combination of cash and shares of common stock, at its election. For all conversions that occur on or after December 1, 2017, the Company will be required to make a settlement method election, if any, prior to December 1, 2017. If the Company does not make a settlement method election, it will be required to settle the lessor of the aggregate principal amount or the conversion value of the Notes in cash, and issue shares for the remaining conversion value, if any. The current conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $12.58 per share of common stock.
Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Holders may convert their Notes under the following circumstances:

•
during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “Stock Price Conversion Trigger”);

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

The net carrying amounts of the debt obligation were as follows (in thousands):

	September 30, 2017	December 31, 2016
Principal	$150,000	$150,000
Unamortized discount (1)	(7,380)	(15,114)
Unamortized issuance cost (1)	(635)	(1,300)
Net carrying amount	$141,985	$133,586

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 8 months.

As of September 30, 2017 and December 31, 2016, the carrying amount of the equity component of the Notes was $43.3 million.
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
In accounting for the issuance costs of $5.5 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were initially recorded as other non-current assets and were amortized to interest expense over the term of the Notes. Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 during the first quarter of 2016. The December 31, 2016 balance sheet was retrospectively adjusted to reclassify $2.1 million from other non-current assets to a reduction of the Notes payable liability.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Contractual interest expense	$656	$656	$1,969	$1,969
Amortization of debt issuance costs	228	206	665	602
Amortization of debt discount	2,643	2,391	7,734	6,996
Total interest expense	$3,527	$3,253	$10,368	$9,567
The coupon rate is 1.75%. For the three and nine months ended September 30, 2017 and September 24, 2016, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.

As of September 30, 2017, the fair value of the Notes was $152.6 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on September 29, 2017. The Notes are classified as Level 2 of the fair value hierarchy.
During the three months ended September 30, 2017, the closing price of the Company's common stock did not meet the Stock Price Conversion Trigger; therefore, holders of the Notes may not convert their Notes during the fourth quarter of 2017 pursuant to the Stock Price Conversion Trigger. However, the Notes will be convertible at the option of the holders on or after December 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date. Based on the closing price of the Company’s common stock of $8.87 on September 29, 2017 (the last trading day of the fiscal quarter), the if-converted value of the Notes did not exceed their principal amount.

11.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares. As of September 30, 2017, the Company has reserved a total of 13.9 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,655	$8.30	$965
Stock options granted	—	$—
Stock options exercised	(196)	$7.78	$373
Stock options canceled	(53)	$13.02
Outstanding at September 30, 2017	1,406	$8.19	$1,223
Exercisable at September 30, 2017	1,404	$8.19	$1,223

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,293	$14.10	$44,939
RSUs granted	3,289	$10.48
RSUs released	(2,023)	$13.55	$19,398
RSUs canceled	(200)	$13.72
Outstanding at September 30, 2017	6,359	$12.41	$56,405

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	904	$14.13	$7,672
PSUs granted	916	$16.36
PSUs released	(26)	$11.83	$225
PSUs canceled	(360)	$11.58
Outstanding at September 30, 2017	1,434	$16.24	$12,719
Expected to vest at September 30, 2017	968		$8,582

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $8.87 at September 29, 2017 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $8.87 at September 29, 2017 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 30, 2017. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$7	0.3
RSUs	$61,090	2.7
PSUs	$12,879	1.6
Employee Stock Options
The Company did not grant any stock options during the three and nine months ended September 30, 2017. Amortization of stock-based compensation related to stock options in the three and nine months ended September 30, 2017 and September 24, 2016 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Volatility	47%	67%	47% - 51%	56% - 67%
Risk-free interest rate	1.16%	0.51%	0.81% - 1.16%	0.51% - 0.52%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.44	$3.16	$2.44 - $3.46	$3.16 - $4.53
Total stock-based compensation expense	$1,502	$1,565	$4,575	$4,054

Restricted Stock Units
During the three and nine months ended September 30, 2017, the Company granted RSUs to employees to receive 0.1 million shares and 3.3 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 30, 2017 was approximately $7.9 million and $24.0 million, and was $7.7 million and $21.4 million in the three and nine months ended September 24, 2016, respectively.
Performance Stock Units
Pursuant to the 2007 Plan and the 2016 Plan, the Company has granted PSUs to certain of the Company’s executive officers, senior management and other employees. All PSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date and if the performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.
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

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain other employees will only vest upon the achievement of specific financial or operational performance criteria.

The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 30, 2017 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2014	2015	2016	2017
Outstanding at December 31, 2016	904	123	148	633	—
PSUs granted	916	—	—	—	916
PSUs released	(26)	(21)	(5)	—	—
PSUs canceled	(360)	(102)	(60)	(194)	(4)
Outstanding at September 30, 2017	1,434	—	83	439	912

Amortization of stock-based compensation related to PSUs in the three and nine months ended September 30, 2017 was approximately $2.7 million and $7.3 million, respectively, and was $1.7 million and $4.9 million in the three and nine months ended September 24, 2016, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 30, 2017	December 31, 2016
Stock-based compensation effects in inventory	$5,373	$4,911

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Stock-based compensation effects included in net income (loss) before income taxes
Cost of revenue	$779	$756	$2,337	$2,175
Research and development	4,040	3,496	12,004	9,721
Sales and marketing	3,025	2,826	9,024	8,006
General and administration	3,039	2,465	8,431	6,850
	$10,883	$9,543	$31,796	$26,752
Cost of revenue – amortization from balance sheet (1)	1,284	668	3,628	2,439
Total stock-based compensation expense	$12,167	$10,211	$35,424	$29,191

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

12.	Income Taxes
Income taxes for the three and nine months ended September 30, 2017 included a tax provision of $0.2 million and a tax benefit of $0.5 million, respectively, on pre-tax losses of $37.0 million and $121.0 million, respectively. This compared to a tax benefit of $2.4 million and $0.7 million, respectively, on a pre-tax loss of $13.7 million and pre-tax income of $11.1 million, respectively, for the three and nine months ended September 24, 2016. The incremental pre-tax losses in 2017 as compared to 2016 primarily relate to operating losses in the United States, for which no tax benefit was recognized due to the Company's valuation allowance position. The results for the three and nine months ended September 30, 2017 included approximately $7.0 million and $20.3 million, respectively, of purchase accounting amortization and other charges related to the acquisition of Transmode AB, a Swedish company, which occurred in 2015, with a corresponding tax benefit of approximately $1.5 million and $4.5 million, respectively. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $0.1 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016, as a result of an operating loss in the United States and lower foreign income tax for our Swedish operations, offset by higher foreign taxes related to an increase in spending in certain of the Company's cost-plus foreign subsidiaries. Due to the Company’s current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, the tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate. Due to the closure of a remote R&D facility, management changed its intention with respect to a foreign subsidiary’s previously permanently reinvested earnings during the three months ended September 30, 2017, such that management no longer asserts that these earnings are permanently reinvested. Accordingly, the Company accrued associated withholding taxes of approximately $0.6 million during the three months ended September 30, 2017.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three and nine months ended September 30, 2017.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 30, 2017, the Company does not believe that it is more-likely-than-not that it would be able to utilize its deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
United States	$113,617	$104,045	$325,593	$445,270
Other Americas	5,636	17,390	14,642	31,916
Europe, Middle East and Africa	58,391	51,940	163,714	176,386
Asia Pacific	14,936	12,077	40,974	35,520
Total revenue	$192,580	$185,452	$544,923	$689,092

Property, plant and equipment, net

	September 30, 2017	December 31, 2016
United States	$135,440	$117,715
Other Americas	620	218
Europe, Middle East and Africa	3,875	3,822
Asia Pacific	3,282	3,045
Total property, plant and equipment, net	$143,217	$124,800

14.	Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Beginning balance	$32,400	$40,989	$40,342	$38,844
Charges to operations	4,550	5,196	14,231	19,258
Utilization	(3,484)	(5,002)	(10,773)	(13,691)
Change in estimate(1)	(1,304)	(2,562)	(11,638)	(5,790)
Balance at the end of the period	$32,162	$38,621	$32,162	$38,621

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

Letters of Credit and Bank Guarantees
The Company had $4.3 million of standby letters of credit and bank guarantees outstanding as of September 30, 2017 that consisted of $2.2 million related to customer performance guarantees, $1.2 million related to value added tax and customs' licenses, and $0.9 million related to property leases. The Company had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016 that consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax license.
As of September 30, 2017 and December 31, 2016, the Company had a line of credit for approximately $1.6 million and $1.1 million, respectively, to support the issuance of letters of credit, of which zero and $0.3 million had been issued and outstanding, respectively. The Company has pledged approximately $5.1 million and $4.5 million of assets of a subsidiary to secure this line of credit and other obligations as of September 30, 2017 and December 31, 2016, respectively.

15.	Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intends to defend this action vigorously. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. On October 23, 2017, the Company filed a petition for Inter Partes Review (“IPR”) of one of the Oyster Optics patents in suit with the U.S. Patent and Trademark Office. Other defendants have filed IPR petitions in connection with the Oyster Optics patents in suit. The Court has set a trial date for June 2018. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit, and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 30, 2017, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

16.	Subsequent Events

On November 8, 2017, the Company announced a plan to restructure its worldwide operations. The restructuring will begin immediately and the Company expects a majority of the activities to be completed during the fourth quarter of 2017. As part of the restructuring, the Company expects to reduce its workforce by approximately 10%, with the majority of geographies and sites being affected.

The Company estimates it will incur total costs related to the restructuring to range from $21.0 million to $27.0 million. The major components of the restructuring costs will include severance and employee-related costs expected to be in the range of $10.0 million to $12.0 million, facilities-related charges expected to be in the range of $6.0 million to $8.0 million, and other charges primarily related to equipment write-downs expected to be in the range of $5.0 million to $7.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; costs and expectations regarding our restructuring plan; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to implementation of the new revenue recognition standard; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 23, 2017. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Historically, we had focused on the long-haul and subsea portion of the optical transport market and a large portion of our revenue continues to be derived from long-haul applications. Over the past few years, we have evolved from focusing entirely on the long-haul and subsea markets with the DTN-X Family of products to offering a full suite of solutions that spans long-haul, subsea, data center interconnect (“DCI”) and metro.
In late 2014, we expanded our addressable market, entering the DCI market with the introduction of the Cloud Xpress platform to address a growing need for metro-reach optical interconnections between data centers. Since Cloud Xpress' initial introduction, we have increased our revenue in the DCI market.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB, a leader in metro packet-optical applications. Entering into the metro market expanded our addressable market and enabled us to offer a full portfolio of solutions, particularly to existing long-haul customers that also invest in metro networks. In the third quarter of 2017, we released the next-generation of our XTM platform, which is optimized for bandwidth-intensive applications at the metro edge. We intend to continue to expand our suite of metro solutions by both enhancing our XTM-Series solutions and utilizing our optical engines to deliver XT-Series and XTC solutions.
In the second half of 2016, we announced our next-generation suite of technologies, the Infinite Capacity Engine (“ICE”), which delivers a family of multi-terabit opto-electronic subsystems that can be customized for different network applications across our product portfolio. ICE4 is the first optical engine in this family and is powered by our fourth-generation photonic integrated circuits (“PIC”) and next-generation FlexCoherent DSP.
During the second quarter of 2017, we began to generate revenue from our new ICE4-based products with the release of the Cloud Xpress 2 for metro-reach DCI, which offers 1.2 terabits per second of line-side capacity in a single unit form factor. Subsequently, in the third quarter we released the XT-3300 for long-haul and metro applications and XTS-3300 for the subsea market. These products also offer 1.2 terabits per second of line-side capacity in a single unit form, and address longer reach DCI and more traditional long-haul, subsea and metro optical interconnections.
Going forward, we anticipate many customers will transition to these new products. In response to the pace of architectural transitions and customer demand, we have accelerated our planned cadence of delivering new generations of ICE-based products in order to take full advantage of rapid growth in bandwidth requirements and market shifts in the DCI market.
Our goal is to be the preeminent provider of optical transport networking systems to telecommunications service providers, ICPs, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Our quarterly revenue results for the remainder of 2017 and 2018 will be largely dependent on the timing of delivery and customer adoption of our next-generation products. Success will also depend on the continued acceptance of our existing products, capital spending levels of our customers, and the pace of spending recovery from the effects of customer consolidation.
In addition, we expect gross margins to remain suppressed for the remainder of 2017 and into 2018 as we bring our next-generation ICE-based products to market and experience initially low manufacturing PIC yields that improve as we ramp product yields and production volumes.
In November 2017, we announced a plan to restructure our worldwide operations in order to reduce our expenses and establish a more cost-effective structure that better aligns our operations with our long-term strategies. The restructuring will begin immediately and we expect a majority of the activities to be completed during the fourth quarter of 2017. See Note 16, “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Over the long-term, we believe our efforts and investments in expanding the markets we serve, delivering new products and technologies on a faster cadence, and diversifying our customer base will enable us to grow revenue. Moreover, we believe further leveraging our vertically-integrated manufacturing model, continuing to introduce purpose-built products, selling incremental bandwidth capacity into deployed networks, and prudent expense management, can result in improved cash flow and a return to profitability.
Over time, we have broadened our market opportunity to offer end-to-end market solutions across multiple customer verticals and geographies, with several customers capable of spending significantly in a given quarter. However, our business may be harmed in periods where key customers slow spend, make acquisitions or are acquired, do not generate as much revenue as we forecast, stop purchasing from us or substantially reduce their orders. In particular, over the past several quarters, our revenue has been significantly impacted by the consolidation of several key customers. Such consolidation has slowed customer spending and may increase risks relating to dependence on a small number of customers. For the three months ended September 30, 2017, two customers individually accounted for 16% and 12% of our total revenue, respectively, and for the corresponding period in 2016, two customers individually accounted for 16% and 12% of our total revenue, respectively. For the nine months ended September 30, 2017, two customers individually accounted for 16% and 11% of our total revenue, respectively, and for the corresponding period in 2016, two customers individually accounted for 16% and 10% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, Middle East and Africa, and the Asia Pacific region. We primarily sell our products through our direct sales force but also sell indirectly through channel partners. We derived 93% and 94% of our revenue from direct sales to customers for each of the three and nine months ended September 30, 2017, respectively, and 86% and 93% of our revenue for each of the three and nine months ended September 24, 2016, respectively.

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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	September 30, 2017		September 24, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$159,579	83%	$156,188	84%	$3,391	2%
Services	33,001	17%	29,264	16%	3,737	13%
Total revenue	$192,580	100%	$185,452	100%	$7,128	4%
Cost of revenue:
Product	$111,803	58%	$91,064	49%	$20,739	23%
Services	12,951	7%	9,786	5%	3,165	32%
Total cost of revenue	$124,754	65%	$100,850	54%	$23,904	24%
Gross profit	$67,826	35.2%	$84,602	45.6%	$(16,776)	(20)%

	Nine Months Ended
	September 30, 2017		September 24, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$449,992	83%	$599,802	87%	$(149,810)	(25)%
Services	94,931	17%	89,290	13%	5,641	6%
Total revenue	$544,923	100%	$689,092	100%	$(144,169)	(21)%
Cost of revenue:
Product	$311,437	57%	$331,564	48%	$(20,127)	(6)%
Services	36,772	7%	32,842	5%	3,930	12%
Total cost of revenue	$348,209	64%	$364,406	53%	$(16,197)	(4)%
Gross profit	$196,714	36.1%	$324,686	47.1%	$(127,972)	(39)%

 Revenue
Total product revenue increased by $3.4 million, or 2%, during the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to spending increases from ICPs and cable operators as they have begun to adopt our ICE-based products This was offset by declines related to customer consolidation predominantly in our wholesale and Tier-1 verticals.
Total product revenue decreased by $149.8 million, or 25%, during the nine months ended September 30, 2017 compared to the corresponding period in 2016. This decrease was primarily attributable to effects of customer consolidation on pricing and demand, changes in certain large customers' buying patterns, and a slowdown in customer spend as we complete the development of our next-generation of products.
Total services revenue increased by $3.7 million, or 13%, during the three months ended September 30, 2017 compared to the corresponding period in 2016. Total service revenue increased by $5.6 million, or 6%, during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increases during the three and nine month periods were attributable to continued growth in on-going support services as a result of our growing installed base of customer networks.
We currently expect total revenue will decline slightly in the fourth quarter of 2017, as compared to the third quarter of 2017, attributable to ongoing weakness from customer consolidation and timing of network builds from certain historically large customers. However, we anticipate our revenue from our next-generation products will continue to grow. Growth opportunities over the next few quarters will be largely dependent on the introduction and acceptance of our new products, customer capital spending, including those recently involved in customer consolidation activity.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2017		September 24, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$113,616	59%	$104,045	56%	$9,571	9%
International	78,964	41%	81,407	44%	(2,443)	(3)%
	$192,580	100%	$185,452	100%	$7,128	4%
Total revenue by sales channel:
Direct	$179,300	93%	$158,966	86%	$20,334	13%
Indirect	13,280	7%	26,486	14%	(13,206)	(50)%
	$192,580	100%	$185,452	100%	$7,128	4%

	Nine Months Ended
	September 30, 2017		September 24, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$325,592	60%	$445,270	65%	$(119,678)	(27)%
International	219,331	40%	243,822	35%	(24,491)	(10)%
	$544,923	100%	$689,092	100%	$(144,169)	(21)%
Total revenue by sales channel:
Direct	$512,072	94%	$641,376	93%	$(129,304)	(20)%
Indirect	32,851	6%	47,716	7%	(14,865)	(31)%
	$544,923	100%	$689,092	100%	$(144,169)	(21)%
Domestic revenue increased by $9.6 million, or 9%, during the three months ended September 30, 2017 compared to the corresponding period in 2016 due to growth from ICPs, cable operators, and wholesale and enterprise carriers, primarily attributable to our next-generation products. Offsetting growth from these verticals was a substantial decline in revenue from our traditional service providers attributable to customer consolidation and a generally weaker spending environment. Domestic revenue decreased by $119.7 million, or 27%, during the nine months ended September 30, 2017 compared to the corresponding period in 2016. This decrease was primarily attributable to the effects of customer consolidation, and changes in certain large customers’ buying patterns as we transition to our next-generation of products.
International revenue decreased by $2.4 million, or 3%, during the three months ended September 30, 2017 compared to the corresponding period in 2016 due to lower sales in our Other Americas region as political conditions continue to impede business with our largest customer in this region. We enjoyed solid growth from our Asia Pacific and Japan, and Europe, Middle East and Africa (“EMEA”) regions of 24% and 12%, respectively, during this period. International revenue decreased by $24.5 million, or 10%, during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The decreases were primarily attributable to lower sales from our EMEA and Other Americas regions, resulting from changes in certain large customers’ buying patterns, slowdown in customer spend for our subsea products as we transition to our next-generation of products, and a challenging pricing environment, particularly in the EMEA region.
Cost of Revenue and Gross Margin
Gross margin was 35.2% during the three months ended September 30, 2017, down from 45.6% in the corresponding period in 2016 and was 36.1% during the nine months ended September 30, 2017, down from 47.1% in the corresponding period of 2016. This decline was driven by the high early manufacturing costs from initial units of our new ICE-based products, effects of customer consolidation on revenue, changes in customer mix and strategic investments to win and preserve business as we bring our new products to market. Lower overall manufacturing levels during the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 also reduced the benefits of our vertically-integrated operating model.
We currently expect gross margin in the fourth quarter of 2017 will be down slightly as compared to the third quarter of 2017, as we continue to incur high costs attributable to the early ICE4 units being manufactured before our manufacturing yields and unit volumes had sufficiently ramped. We also anticipate continuing to incur costs to fulfill our commitments made in previous quarters to transition customers to our new products. Finally, as we seek to grow our footprint with both existing and new customers, we expect to deploy large amounts of network infrastructure, which initially carries low gross margins but establishes the groundwork for growth at higher gross margins. Over time as our new ICE-based products, which carry lower costs at increased volumes, grow as a percentage of our overall mix, our gross margins should gradually improve.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2017		September 24, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$56,616	29%	$50,855	27%	$5,761	11%
Sales and marketing	27,824	14%	27,960	15%	(136)	0%
General and administrative	17,634	9%	16,646	9%	988	6%
Total operating expenses	$102,074	52%	$95,461	51%	$6,613	7%

	Nine Months Ended
	September 30, 2017		September 24, 2016
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$169,076	31%	$164,541	24%	$4,535	3%
Sales and marketing	86,662	16%	88,434	13%	(1,772)	(2)%
General and administrative	53,556	10%	51,617	7%	1,939	4%
Total operating expenses	$309,294	57%	$304,592	44%	$4,702	2%

Research and Development Expenses
Research and development expenses increased by $5.8 million, or 11%, during the three months ended September 30, 2017 and increased by $4.5 million, or 3%, during the nine months ended September 30, 2017, compared to the corresponding periods in 2016. The increase during the three months ended September 30, 2017 was primarily due to higher personnel costs of $5.5 million as a result of incremental headcount to support our next-generation products and higher discretionary spending of $1.2 million. These increases were offset by lower incremental outside professional services costs of $0.5 million and lower depreciation expense of $0.4 million during the three months ended September 30, 2017.
The increase during the nine months ended September 30, 2017 was primarily due to higher personnel costs of $12.4 million as a result of incremental headcount to support the development of our next-generation products and higher depreciation expense of $0.9 million. This overall increase was offset by lower spending on prototype, other engineering materials and related resources of $3.9 million as we continue to shift manufacturing activities from the development stage to production as we release our next-generation products. Additionally, we incurred lower discretionary spending of $1.9 million, departmental cross charges of $1.7 million and incremental outside professional services costs of $1.3 million during the nine months ended September 30, 2017.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.1 million, or 0%, during the three months ended September 30, 2017, and decreased by $1.8 million, or 2%, during the nine months ended September 30, 2017, compared to the corresponding periods in 2016. While headcount remained flat during the three months ended September 30, 2017, the small increase was driven by $1.6 million in higher compensation costs stemming from higher sales commissions and a larger bonus accrual relative to the corresponding period in 2016. Growth in compensation-related expenses was offset by lower spending on development and manufacturing materials of $0.7 million, professional services of $0.5 million and discretionary spending of $0.3 million.
The decrease during the nine months ended September 30, 2017 was primarily driven by lower discretionary spending of $1.8 million, professional services costs of $1.3 million and sales commissions of $0.6 million. These decreases were offset by higher personnel costs of $1.9 million attributable to bonus payouts through the nine months ended September 30, 2017.
General and Administrative Expenses
General and administrative expenses increased $1.0 million, or 6%, during the three months ended September 30, 2017, and increased by $1.9 million, or 4%, during the nine months ended September 30, 2017, compared to the corresponding periods in 2016. The increases during the three and nine month periods were primarily due to higher personnel costs of $1.6 million and $3.3 million, respectively, due to incremental headcount to support the business. Additionally, during the three and nine months ended September 30, 2017, we incurred higher depreciation expense of $0.5 million and $1.1 million, respectively. These increases were offset by lower professional services costs of $0.3 million and $1.1 million, respectively, and lower discretionary spending of $0.8 million and $1.4 million, respectively.
Our restructuring plan announced in November 2017 is expected to allow us to drive down operating expense levels as we deliver our next-generation products. Even as we reduce costs, we will continue to invest in certain areas to support the adoption of new products and our ramped-up optical engine cadence.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30, 2017	September 24, 2016	Change	% Change	September 30, 2017	September 24, 2016	Change	% Change

	(In thousands)				(In thousands)
Interest income	$857	$647	$210	32%	$2,470	$1,764	$706	40%
Interest expense	(3,549)	(3,313)	(236)	7%	(10,408)	(9,644)	(764)	8%
Other gain (loss), net	(80)	(188)	108	(57)%	(462)	(1,116)	654	(59)%
Total other income (expense), net	$(2,772)	$(2,854)	$82	(3)%	$(8,400)	$(8,996)	$596	(7)%
Interest income for three and nine months ended September 30, 2017 increased by $0.2 million and $0.7 million, respectively, due to a higher return on investments. Interest expense for the three and nine months ended September 30, 2017 increased by $0.2 million and $0.8 million, respectively, mainly due to an increase of amortization of discount and issuance costs related to the $150.0 million in aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The change in other gain (loss), net, during the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 was primarily due to reduced losses from foreign exchange related transactions.
Income Tax Provision
Income taxes during the three and nine months ended September 30, 2017 included a tax provision of $0.2 million and a tax benefit of $0.5 million, respectively, on pre-tax losses of $37.0 million and $121.0 million, respectively. This compares to a tax benefit of $2.4 million and $0.7 million, respectively, on a pre-tax loss of $13.7 million and pre-tax income of $11.1 million, respectively, for the three and nine months ended September 24, 2016. The incremental pre-tax losses in 2017 as compared to 2016 primarily relate to operating losses in the United States, for which no tax benefit was recognized due to our valuation allowance position. The results for the three and nine months ended September 30, 2017 included approximately $7.0 million and $20.3 million, respectively, of purchase accounting amortization and other charges related to the acquisition of Transmode AB, a Swedish company, with a corresponding tax benefit of approximately $1.5 million and $4.5 million, respectively. Exclusive of this tax benefit, provision for income taxes otherwise increased by approximately $0.1 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016, as a result of an operating loss in the United States and lower foreign income tax for our Swedish operations, offset by higher foreign taxes related to an increase in spending in certain of our cost-plus foreign subsidiaries. Due to our current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, our tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate. Due to the closure of a remote R&D facility, we changed our intention with respect to a foreign subsidiary’s previously permanently reinvested earnings during the three months ended September 30, 2017, such that we no longer assert that these earnings are permanently reinvested. Accordingly, we accrued associated withholding taxes of approximately $0.6 million during the three months ended September 30, 2017.
In all periods, the tax expense and benefit projected in our effective tax rate assumptions primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2017	September 24, 2016

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(20,916)	$43,404
Investing activities	$(45,606)	$(50,291)
Financing activities	$22,153	$(9,798)

	September 30, 2017	December 31, 2016

	(In thousands)
Cash and cash equivalents	$122,042	$162,641
Short and long-term investments	181,894	182,476
Short and long-term restricted cash	5,039	14,939
	$308,975	$360,056
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
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2017 was $20.9 million as compared to net cash provided by operating activities of $43.4 million for the corresponding period in 2016.
Net loss adjusted for non-cash items was $26.7 million during the nine months ended September 30, 2017 compared to net income adjusted for non-cash items of $95.6 million for the corresponding period in 2016.
Net cash provided by working capital was $5.8 million during the nine months ended September 30, 2017. Accounts receivable decreased by $15.1 million attributable to significantly lower revenue levels during the nine months ended September 30, 2017. Inventory increased by $9.6 million as a result of building up PIC die bank inventory to meet expected and future demand for ICE-based products and stocking more components due to longer lead times with suppliers. Accounts payable increased by $25.8 million primarily reflecting increased inventory purchases and timing of payments. Accrued liabilities and other expenses decreased $10.3 million primarily due to reduced levels of compensation-related accruals during the nine months ended September 30, 2017. Deferred revenue increased $8.6 million attributable to commercial arrangements with customers to transition to new products and continued growth in on-going support services for our installed base, which are typically contracted on an annual or multi-year basis. Accrued warranty decreased $8.4 million primarily due to changes in estimated repair and replacement costs, along with improved failure rates.
Net cash used to fund working capital was $52.2 million during the nine months ended September 24, 2016. Accounts receivable decreased $33.0 million as our revenue levels decreased significantly during the third quarter of 2016. Inventory increased by $61.1 million as a result of stocking more components due to longer lead times with component suppliers, building up PIC die bank inventory on our current generation of products to allow us to shift manufacturing capacity to our next generation PICs, as well as lower shipment volumes in recent periods. Accounts payable decreased by $13.9 million primarily due to lower business volume during the third quarter of 2016.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2017 was $45.6 million as compared to net cash used in of $50.3 million in the corresponding period in 2016. Investing activities during the nine months ended September 30, 2017 included capital expenditures of $50.2 million, of which $12.4 million was due to our purchase of our module manufacturing facility in Pennsylvania in May 2017. Investing activities during the nine months ended September 24, 2016 included capital expenditures of $32.9 million, net usage of $7.5 million associated with purchases, maturities and calls of investments, and $5.0 million for a cost-method investment. Additionally, there was a $5.0 million change in restricted cash during the nine months ended September 24, 2016 primarily due to funding of an escrow account related to our facility expansion in Pennsylvania.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2017 was $22.2 million compared to net cash used by financing activities of $9.8 million in the corresponding period of 2016. Financing activities during the nine months ended September 30, 2017 included $18.0 million in net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan ("ESPP"). Additionally, we received $5.6 million in cash released from the security pledge maintained during the period to acquire the remaining 4.2% of Transmode AB shares not tendered in the initial acquisition offer. Financing activities during the nine months ended September 24, 2016 included $16.8 million related to the purchase of the noncontrolling interest upon award on advance title to acquire the remaining 4.2% of Transmode AB shares and $5.9 million associated with the security pledge, which was held until completion of the related squeeze-out proceedings. Additionally, during the nine months ended September 24, 2016, we received $16.5 million in net proceeds from the issuance of shares under our ESPP. Proceeds from issuances of shares during both periods were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments, and purchases under our ESPP will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the costs associated with the restructuring plan announced in November 2017, for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
During the three months ended September 30, 2017, the closing price of our common stock did not meet the conversion criteria; therefore, holders of the Notes may not convert their Notes during the fourth quarter of 2017. However, the Notes will be convertible at the option of the holders on or after December 1, 2017 until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we intend to pay cash, shares of common stock or a combination of cash and shares of common stock, at our election. The election will be made no later than December 1, 2017. The default if no election is made is the principal will be paid in cash and any remaining conversion obligation to be settled in shares. As of September 30, 2017, short-term debt, net, was $142.0 million, which represents the liability component of the $150.0 million principal balance, net of $8.0 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018.

As of September 30, 2017, contractual obligations related to the Notes are payments of $1.3 million due in December 2017 and $151.3 million due in June 2018. These amounts represent principal and interest cash payments over the term of the Notes. Any future redemption, conversion or refinancing of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 10, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of September 30, 2017, we had $256.4 million of cash, cash equivalents, and short-term investments, including $56.5 million of cash and cash equivalents held by our foreign subsidiaries. Our cash in foreign locations is used primarily for operational activities in those locations, and we do not currently have the need or the intent to repatriate those funds to the United States. Our policy with respect to undistributed foreign subsidiaries’ earnings is to consider those earnings to be indefinitely reinvested. If we were to repatriate these funds, we would be required to accrue and pay U.S. taxes on such amounts, however, due to our significant net operating loss carryforward position for both federal and state tax purposes, as well as the full valuation allowance provided against our U.S. and state net deferred tax assets, we would currently be able to offset any such tax obligations in their entirety. However, foreign withholding taxes may be applicable.
Contractual Obligations
In May 2017, we purchased a building in Pennsylvania that houses our module manufacturing facility and the associated land that we had previously leased. This operating lease was terminated without penalty. As a result of the purchase, our future minimum operating lease payments decreased by $12.3 million as of September 30, 2017.
As of September 30, 2017, repayment of the Notes of $152.6 million, including interest, is due within one year on June 1, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to our market risk during the nine months ended September 30, 2017.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intend to defend this action vigorously. We filed our answer to Oyster Optics' complaint on February 3, 2017. On October 23, 2017, we filed a petition for Inter Partes Review (“IPR”) of one of the Oyster Optics patents in suit with the U.S. Patent and Trademark Office. Other defendants have filed IPR petitions in connection with the Oyster Optics patents in suit. The Court has set a trial for June 2018. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit, and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. Because this action is in the early stages, we are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, gross margin and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in the first, second and third quarters of 2017, we had operating losses of $37.8 million, $40.5 million and $34.2 million, respectively, largely as a result of lower revenue and gross margins.
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

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or at all, the markets in which we operate adopt our solutions;

•	our ability to successfully restructure our operations within our anticipated timeframe and realize our anticipated savings;

•	order cancellations or reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	our ability to maintain volumes and yields on products manufactured in our internal manufacturing facilities;

•	any significant changes in the competitive dynamics of our market, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards and any future changes in U.S. GAAP or new interpretations of existing accounting rules;

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
Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter or to accurately predict future revenue. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.
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
At any given time, various new product introductions and enhancements to our existing products, including future products based on our next-generation PICs and specialized ASICs, are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop, manufacture and timely deliver components for our next-generation products, which can often require custom development. The development process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous efforts. These efforts often must be completed in a timely and coordinated manner so that they may be incorporated into the product development cycle for our systems, and include:

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
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our PICs and specialized ASICs as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, and are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, limited or constrained engineering resources, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, our competitive position will suffer.
As we transition to our next-generation products, we face significant risk that our new products may not be accepted by our current customers or by new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.

Increased consolidation among our customers in the communications networking industry could adversely affect our business, financial condition and results of operations.
We have seen increased consolidation in the communications networking industry over the past year. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in November 2017, CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation can lead to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of an existing network or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results could adversely affect our business, financial condition and results of operations.
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
Actions that we are taking to restructure our business to cut costs to align our operating structure with current opportunities may not be as effective as anticipated.
In November 2017, we commenced a company-wide restructuring plan to cut costs to align our operating structure with current opportunities. As part of the restructuring, we hope to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of the restructuring, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first quarter of 2017, our top five customers accounted for approximately 45% of our total revenue, for the second quarter of 2017, our top five customers accounted for approximately 47% of our total revenue, for the third quarter of 2017, our top five customers accounted for approximately 44% of our total revenue, and for the fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers make an acquisition or are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Our gross margin fluctuates from period-to-period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 35.2% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix of the types of customers purchasing our products as well as the product mix;

•
the timing of deploying solutions powered by our next generation technologies, which generate lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

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
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	power consumption;

•	heat dissipation;

•	form factor or density;

•	customer qualification testing;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	installation and operational simplicity;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
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
If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs, including write-downs or write-offs, which would adversely affect our business and results of operations.
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

Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
We prepare our financial statements in accordance with U.S. GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (the “FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance. We will be required to implement this new revenue standard for our fiscal year beginning December 31, 2017. Please see Note 2, “Recent Accounting Pronouncements” to the Notes to Condensed Consolidated Financial Statements for more information. We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and damage our reputation with investors.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Item 1, "Legal Proceedings," contained in Part II of this report.

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
Sales of our products into international markets are an important part of our business. During the nine months ended September 30, 2017, fiscal 2016 and 2015, we derived approximately 40%, 38% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to expand our international presence. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, India and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency.
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
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations, including regulations on net neutrality or generally affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, in April 2016, the European Parliament approved the General Data Protection Regulation (the “GDPR”), which will come into effect in May 2018 and supersede current EU data protection regulations. The GDPR will impose stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Any failure to obtain the required approvals or comply with such laws and regulations could harm our business and operating results.

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 8, 2017