Form 10-K
period 2017-12-30
INFINERA Corp
filed 2018-02-28
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,079,120,216 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 13, 2018, 149,638,766 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 30, 2017

Part I

ITEM 1.        BUSINESS
Infinera Corporation (“we,” “us,” “our” or “Infinera”) is a leader in optical transport networking solutions, providing equipment, software and services to telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, business Ethernet services, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, and the Internet of Things (IoT).
Our optical transport systems are highly scalable, flexible and open, built using a combination of internally manufactured and third-party components. Technologically, a key element of our systems are optical engines, which comprise large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of a large amount of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allow us to deliver on the features that customers care about the most, including cost per bit, power and space. In addition, our optical engines are designed to increase the capacity and reach performance of our products by leveraging coherent optical transmission.
Over the past few years, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets to offering a more complete suite of solutions that span the long-haul, subsea, DCI and metro markets. In late 2014, we expanded our addressable market by introducing the Cloud Xpress platform for the DCI market to meet a growing need for metro-reach optical interconnections between data centers. We introduced the Cloud Xpress 2 in mid-2017, which further optimizes capacity, space and power, all key elements our ICP customers' value.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications, based in Stockholm, Sweden. Entering into the metro market expanded our addressable market and enabled us to offer a more complete portfolio of solutions, particularly to existing long-haul customers that also build metro networks. We have expanded our suite of metro solutions by both enhancing our XTM Series platforms and also utilizing our optical engines to deliver Cloud Xpress, XT and XTC Series platforms.
In 2017, we began shipping two new platforms based on our new generation of technology. First, we introduced a series of new products powered by the Infinite Capacity Engine (ICE), a technology which delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and next-generation FlexCoherent DSP (the combination of which we refer to as “ICE4”). The Infinite Capacity Engine enables different subsystems that can be customized for a variety of network applications across our product portfolio, spanning the long-haul, subsea, datacenter interconnect (“DCI”) and metro markets. Second, we released our next-generation XTM Series platform, which leverages 16QAM modulation technology and is optimized for bandwidth-intensive applications at the metro edge.
Our optical portfolio is designed to be managed by a single network management system. We also provide capabilities to enable programmability of our Intelligent Transport Networks with our technologies, such as Instant Bandwidth, which when combined with our differentiated hardware solutions, enable customers to turn on bandwidth as needed by activating a software license. Additionally, our Xceed Software Suite is a multi-layer management and control platform that simplifies customer operations and enables customers to leverage the scalability, flexibility and openness of our Intelligent Transport Networks to deliver services while efficiently using their network resources.
We believe our portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate optical network operations.
We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200. “Infinera,” “Infinera DTN-X,” “FlexCoherent,” “Infinera FlexILS” and “Infinera Instant Bandwidth” are trademarks or service marks of Infinera Corporation in the United States, certain other countries and/or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.

Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of wavelength division multiplexing (“WDM”) systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Customers deploy WDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the end-user. Fiber optic networks are generally capable of carrying most types of communications traffic. We believe that a number of trends in the communications industry are driving demand for large amounts of network bandwidth and ultimately will increase demand for optical transport networking systems. These trends include:

•	growth of cloud services;

•	growth of bandwidth-intensive services like streaming high-definition video services;

•	increasing use of connected virtual and augmented reality devices;

•	proliferation of mobile services of Wi-Fi, 4G and future growth of 5G; and

•	rise of the Internet of Things (IoT), driving massive growth in the number of network-connected devices.
As network traffic grows, customers add transmission bandwidth to existing optical networks or deploy new systems to address bandwidth demands and offer expanded services to end-users. In particular, consumers and businesses increasingly rely on the cloud for their application needs across compute, storage and network functions. As cloud adoption increases, large network operators are experiencing a magnification effect on incoming traffic, such that a single request from an end-user can generate many times the amount of traffic between data centers as compared to the amount of traffic generated by the original request.
We believe we are in the midst of a shift in network architectures distinguished between addressing massive growth of server-to-server traffic between data centers and public internet user-to-data traffic as deployed by traditional service providers. To manage server-to-server traffic growth, our customers seek high capacity, scalable, disaggregated solutions designed to accommodate point-to-point traffic patterns. Infrastructure to address this demand is focused on minimizing power and space and being cost-optimized. In contrast, traditional service providers require high capacity solutions with more flexibility in their integrated network platforms to aggregate dataflows and add and drop traffic at various points across their networks. These customers require protection schemes and a larger variety of interfaces to address their end customer needs. Our solutions serve both the point-to-point applications driven by increasing data center traffic and the more traditional mesh-oriented switched transport networks.
We believe our customers seek the following solutions to increase their revenue and/or expand their service offerings:

•	high-bandwidth solutions that scale optical transmission bandwidth to meet increasing demand while providing wide-ranging granularity for service efficiency;

•
efficient solutions with the right mix of disaggregated and integrated systems that optimize performance and increase reliability while reducing physical space and power consumption, leading to lower operational expenses;

•	easy-to-use solutions that are highly programmable and open, which help reduce the time and complexity of deploying new transmission bandwidth;

•	improved integration between packet or Internet Protocol equipment such as routers and optical transport networking equipment; and

•	strong encryption at the transport layer processed using hardware at line-rate speeds.
Strategy
Our goal is to be the preeminent provider of optical transport networking systems in the world. Key aspects of our strategy include:

•
Expanding business with existing customers and winning new customers. We have recently introduced multiple new products and expect to release additional products in 2018, which we believe will enable us to address a broader portion of the optical market, expand business with current customers and win new customers.

•
Accelerating the cadence at which new products are brought to market. Historically, we have brought to market new generations of our optical engine, which includes PICs and DSPs, approximately every five years. In response to the pace of architectural transitions and customer demand, we have accelerated our planned cadence of delivering new generations of ICE-based products in order to take full advantage of rapid growth in bandwidth requirements and market shifts. We intend to continually invest in key technologies such as optical engines and software in order to enhance the performance, scalability and economic advantages of our products.

•
Aligning customer success with our success. When our customers are successful we are as well. For example, our Instant Bandwidth solution enables customers to activate additional bandwidth when needed. Additionally, our global customer services team is committed to making our customers successful by providing the highest quality support services to deploy, operate and maintain their networks. We believe providing the most reliable products and differentiated customer experiences contribute to customer success and are major differentiators.

•
Driving cost structure optimization. In delivering innovative solutions to our customers, we are committed to cost structure efficiencies that enhance our ability to invest in research and development and drive profitability. In particular, we believe our vertically integrated manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective, and financially, enable a lower cost structure and thus, higher profitability.

•
Utilizing automation to deliver differentiated solutions. We believe we lead the industry in ease of use and automation, facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of our Instant Bandwidth offerings. We are extending the management and control capabilities across our entire product portfolio with the Xceed Software Suite, which enables customers to efficiently utilize network resources. Additionally, based on customers’ desire for more programmable networks, we have added open application programming interfaces (“APIs”) to our solutions to enable our customers to be more agile and automate operations.

Customers
Our customer verticals include:

•	Tier-1 carriers for domestic and international networks;

•	Tier-2 and Tier-3 carriers;

•	ICP and data center operators;

•	multiple system operators/cable providers;

•	wholesale and enterprise carriers;

•	submarine network operators;

•	enterprise customers; and

•	research and education/government entities.
We sell our products directly to customers who are end-users and to channel partners that sell on our behalf. We do not have long-term sales commitments from our customers. One customer, which completed a merger in late 2017, was a combination of two of our historically larger customers who merged in 2017 and accounted for approximately 18% of our revenue in 2017. These two historically larger customers each individually accounted for approximately 16% and 8% of our revenue in 2016, respectively, and approximately 17% and 13% of our revenue in 2015, respectively. No other customers accounted for over 10% of our revenue for these periods.
Technology
Infinera Intelligent Transport Network Architecture
We were founded with a vision of enabling an infinite pool of intelligent bandwidth upon which the next communications infrastructure is built. We have focused our efforts and capital on developing application-optimized platforms that enable customers to create rich end-user experiences delivered through efficient, high-bandwidth transport characterized by the following attributes:

•
Scalable. The proliferation of data centers, rise of cloud computing, increasing consumption of video and growth in mobile access is fundamentally changing traffic characteristics in operator networks. We currently deliver terabit class coherent, sliceable super-channels, which allow a massive pool of bandwidth to be provisioned in a single operation. Sliceable photonics enable network operators to benefit from high capacity super-channels and also achieve wavelength granularity for wide-ranging control of the network.

•
Flexible. We offer a mix of integrated and disaggregated platforms to reduce complexity and enable flexibility as network architectures evolve. There are varying customer preferences as some service providers continue to favor integrated multi-service mesh networks while traffic driven by ICPs is increasingly serviced by disaggregated platforms that address point-to-point connections.

•
Open. Network operators are facing intensifying competition to meet customer demand for immediate bandwidth and better visibility into the network. Our Intelligent Transport Networks feature highly programmable platforms with SDN APIs enabling networks to be open; this helps simplify end to end multi-layer provisioning. Additionally, there is growing demand from certain customers for line systems that are open, which entails having the ability to use transponders from one vendor over a different vendor’s line system. We are addressing this dynamic, both by seeking opportunities to sell our transponders over other vendors’ line systems and also offering our own open platform that supports both fixed and flexible grid technology, thus allowing a seamless mix of transponders from multiple vendors.

Infinera Optical Engines
We believe our optical engines, with the latest version being ICE4, are key to our value proposition and a competitive advantage. Technologically, we are able to deliver multi-terabit class coherent super-channels through PICs in systems that significantly exceed reliability standards. Additionally, DSPs enable network operators to utilize coherent technologies to enable higher data capacity transmissions over existing optical fiber infrastructure. We have integrated advanced coherent technologies onto our FlexCoherent DSP in ICE4, such as cutting-edge Nyquist subcarriers and soft-decision forward error correction gain sharing techniques. We use third-party components for specific applications such as multi-service packet within metro platforms. Financially, we believe our technology approach enables improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration.
Super-Channels and Sliceable Photonics
Infinera’s DTN-X and Cloud Xpress Family of products are designed to support multiple channels, each up to 200 Gb/s capacity, in a single line card or unit depending on the platform form factor. This pool of bandwidth can either be managed as a single super-channel, with currently up to 1.2 Tb/s that can be deployed in a single operation or sliced into smaller increments to allow operators more flexibility. In order to achieve the same system capacity, competitive solutions require the installation of multiple discrete line modules or units, each turned up with its own operation. Super-channels result in competitive advantages leading to lower operational costs and long-term system reliability, as well as significant reductions in installation time. Our ICE4 technology combines the benefits of super-channels with the capability of being able to slice capacity into lower unit increments such as 100 Gb/s. Each increment can be tuned and routed in multiple separate directions, with each fully tuned to its own flexible grid frequency as well as having its own coherent modulation profile. This significantly reduces the number of modules required in networks, resulting in lower total cost of ownership and a highly flexible optical transport network.
Infinera Instant Bandwidth
Infinera Instant Bandwidth enables customers to license a super-channel pool of bandwidth in smaller increments such as 100 Gb/s. With Infinera Instant Bandwidth technology, which is available on the Infinera DTN-X XTC Series, DTN-X XT Series, DTN-X XTS Series, Cloud Xpress Family and XTM Series platforms, customers can provision additional transmission capacity on demand without the deployment of any incremental equipment. The Infinera Instant Bandwidth technology is uniquely enabled by our hardware, providing customers the ability to adopt a success-based business model for network growth.
Security and Software-enabled Automation
Unified network management, control and security is critical to achieving service simplicity. Our Xceed Software Suite is a portfolio of products that combines an open, multi-layer SDN control platform with applications that enhance revenue sources while increasing network efficiency. Our Xceed Software Suite is designed for multi-layer networks and unified SDN control across end-to-end transport networks, helping customers automate and simplify operations. Our advanced security capabilities within the Infinite Capacity Engine (ICE) are designed to provide strong encryption at the transport layer processed using hardware at line-rate speeds, with the highest levels of data protection.
Products and Services
Our product portfolio consists of the Infinera DTN-X Family (including the XTC Series, XTS Series and XT Series), the Infinera Cloud Xpress Family, the Infinera XTM Series, the Infinera FlexILS Series and the Xceed Software Suite addressing long-haul, subsea and metro networks end-to-end. The DCI market is a subset of these networks.

Product Portfolio
Infinera DTN-X Family
The Infinera DTN-X Family of terabit-class transport network platforms comprises the DTN-X XTC Series, DTN-X XTS Series and the DTN-X XT Series. The DTN-X Family is designed to meet the needs of network operators seeking to offer high capacity, innovative services with scalability, flexibility and openness. We have designed the DTN-X Family to integrate our ICE technology for long-haul, subsea, DCI and metro networks.
The Infinera DTN-X XTC Series are multi-terabit packet optical transport platforms that integrate digital OTN switching and optical WDM transmission. The DTN-X XTC platforms combine switching with WDM transport without compromising the performance of either function. These platforms also support a broad range of Ethernet and OTN client interfaces for flexibility and are designed for long-haul, subsea, regional and metro mesh networks.
The Infinera DTN-X XT Series for terrestrial applications and XTS Series for subsea applications are small-form-factor, server-like WDM platforms, designed to blend sliceable photonics and muxponder functionality to deliver up to 2.4 Tb/s capacity and fine-grained granularity. The platforms are optimized for delivery of cloud scale network services over long-haul, subsea, DCI and metro networks.
Infinera XTM Series
The Infinera XTM Series packet-optical transport platform enables high-performance metro networks with service-aware, application-specific capabilities. Supporting integrated packet-optical features, the XTM Series builds on key design philosophies such as low power, high density and high scalability. It offers advanced capabilities for mobile infrastructure such as superior sync features for backhaul, WDM in cloud radio access network (RAN) architecture and fronthaul. The platform supports FTTx (fiber to the X) with transparent delivery of TDM services over a packet-optical network. It provides error correction, OTN transport, MEF Carrier Ethernet 2.0, MPLS - transport profile and optics, all-in-one terabit-scale packet optical transport switch solution. This platform is designed for application-rich packet-optical metro and regional networks providing cable, mobile, broadband and business services that require 10 Gb/s and 100 Gb/s wavelengths. The next generation XTM II platform, released in June 2017, is fully backwards compatible while providing 200 Gb/s wavelengths.
Infinera Cloud Xpress Family
The Infinera Cloud Xpress Family is designed to meet the varying needs of ICPs, communication service providers, internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress has a 500 Gb/s WDM super-channel output in two data center rack units. Our second generation, the Cloud Xpress 2, released in June 2017 leveraging the ICE4 optical engine, has a 1.2 Tb/s super-channel output in one data center rack unit. These platforms are designed with a rack-and-stack form factor and utilize a software approach that enables them to easily plug into existing cloud provisioning systems using open SDN APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
Infinera FlexILS Open Line System
The Infinera FlexILS open line system platform connects various Infinera and third-party terminal equipment platforms over long-distance fiber optic cable while providing switching, multiplexing, amplification and management channels. It is designed to support over 50 Tb/s of fiber capacity when used with the Infinera platforms over extended C-band and L-band. The platform supports ROADM (Reconfigurable Optical Add Drop Multiplexer) functionality with a flexible grid architecture and provides unconstrained optical switching by eliminating the restrictions of fixed wavelengths by port or direction. This platform is designed to provide open APIs interfacing with SDN control for multi-layer switching when combined with other platforms featuring WDM, OTN and packet switching.
Software and Services
Xceed Software Suite
Our Xceed Software Suite delivers an open, purpose-built multi-layer SDN platform and revenue-ready applications, leveraging the scalability, flexibility and openness of Infinera transport networks. It is designed to deliver revenue-ready applications and is built to be open, extensible and optimized for multi-layer control to fully automate network operations. Our Xceed Software Suite is powered by open source software and interfaces with third-party solutions via open APIs to provide revenue-ready applications for agile, assured orchestration of new services.
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
Our support organization continues to scale and provide world-class services that successfully support customers around the world. In addition, we continue to expand our services portfolio to meet the evolving needs of our customers.
Competition
Our current technologies and platforms support the long-haul, subsea, DCI and metro markets. The optical transport networking equipment market is highly competitive and competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	power consumption;

•	heat dissipation;

•	form factor or density;

•	installation and operational simplicity;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
Competition in the optical transport equipment market is intense. In the long-haul market, our main competitors include WDM systems suppliers such as Ciena, Coriant, Huawei, Nokia and ZTE. In the metro market, we face the same competitors as in long-haul, plus Cisco, Adva Optical Networking and Fujitsu. In addition, we have started to face competition in the DCI market from vendors that are selling optical components directly to customers, as opposed to WDM systems. In addition to our current competitors, other companies have, or may in the future, develop products that are, or could be, competitive with our products. We also may encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
Some of our competitors have substantially greater name recognition, technical, financial and marketing resources, and better established relationships with potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers, and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.

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
The sales process for our products entails discussions with prospective customers, analyzing their networks and identifying how they can utilize our systems capabilities within their networks. This process requires developing strong customer relationships and leveraging our sales force and customer support capabilities to do so.
Over the course of the sales cycle, potential customers often test our products before buying. Prior to commercial deployment, the customer will generally perform a field trial of our products. Upon successful completion, the customer generally accepts the products installed in its network and may continue with commercial deployment of additional products. We anticipate that our sales cycle, from initial contact with a prospective customer through the signing of a purchase agreement may, in some cases, take several quarters.

Direct Sales Force. Our sales team sells directly to service providers worldwide. We maintain a sales presence throughout the United States, as well as in a number of international locations, including Argentina, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Russia, Singapore, Spain, Sweden and the United Kingdom. Adding incremental sales headcount in the future is expected to be success-based and in support of new customer accounts or expansion of existing ones.
Indirect Sales Force. We employ business consultants and resale and logistics partners to assist in our sales efforts, primarily in new regions for us whereby these partners have deep knowledge of typical business practices and strong relationships with key local operators. We expect to work with business partners to assist our customers in the sale, deployment and maintenance of our systems and have entered into distribution and resale agreements to facilitate the sale and support of our products.

Marketing and Product Management. Our product management team is responsible for defining the product features and go-to-market plan required to maximize our success in the marketplace. Product management supports our sales efforts with product and application expertise. Our corporate marketing team works to create demand for our products by communicating our value proposition and differentiation through direct customer interaction, public relations, attendance at tradeshows and other events, as well as internet programs and other marketing channels.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including systems, sub-systems, software and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Bangalore, India; Kanata, Canada; and Stockholm, Sweden. We utilize a mix of internal resources and supplement our staffing with development personnel provided by third parties on a contract basis. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. We are also working to develop new generations of optical engines at a faster cadence than we have historically in order to bring new products to market faster and meet customer demand. We believe these efforts will enhance our competitiveness in the markets we currently serve and also allow us to address adjacent markets to fuel our future growth.
Our research and development expenses were $224.3 million, $232.3 million and $180.7 million in 2017, 2016 and 2015, respectively.
Employees
As of December 30, 2017, we had 2,145 employees. A total of 1,003 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.
Manufacturing
We have invested significant time and capital to develop and improve the manufacturing processes we use to produce and package our products. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our products in Sunnyvale, California and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over several years and are protected through a combination of trade secrets, patents and contractual protections. We believe that the investments we have made towards the manufacturing and packaging of our products provide us with a significant competitive advantage. We also believe that our current manufacturing facilities, including our fabrication facility for our PICs in Sunnyvale, California, and our module manufacturing facility in Allentown, Pennsylvania can accommodate an increase in production capacity as our business continues to grow.
            We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble products according to our specifications and bills of material. For elements of our business where we outsource, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently use four contract manufacturers in six different countries, China, Malaysia, Mexico, Sweden, Hungary and Thailand, as well as the capability to redirect manufacturing to U.S. qualified factories of three electronic manufacturing services partners.

We expect all suppliers to comply with our Supplier Code of Conduct, which addresses the rights of workers to safe and healthy working conditions, environmental responsibility and compliance with applicable laws.
Backlog
As of December 30, 2017 and December 31, 2016, our total order backlog was approximately $100.9 million and $74.0 million, respectively. Our backlog represents purchase orders received from customers for future product shipments and services. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.
Intellectual Property
We believe our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.
Our optical engine technology, including our PIC, DSP, module and related technologies, are protected through a combination of patents, trade secrets and contractual protections. However, there can be no assurances that these protections will be sufficient to provide us with a competitive advantage or that others have not or will not reverse engineer our designs or discover, develop or disclose the same or similar designs and manufacturing processes.
As of December 30, 2017, we held 430 U.S. patents and 123 international patents expiring between 2021 and 2037, and held 122 U.S. and 21 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
We incorporate free and open source licensed software into our products. Although we monitor our use of such open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition, non-compliance with open source software license terms and conditions could subject us to potential liability, including intellectual property infringement and or contractual claims. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business, operating results and financial condition.
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
Executive Officers
Our executive officers and their ages and positions as of December 30, 2017, are set forth below:

Name	Age	Position
Thomas J. Fallon	56	Chief Executive Officer and Director
David F. Welch, Ph.D.	57	Co-founder, Chief Strategy and Technology Officer, and Director
Brad D. Feller	44	Chief Financial Officer
David W. Heard	49	General Manager, Products and Solutions
Robert J. Jandro	62	Senior Vice President, Worldwide Sales
James L. Laufman	52	Senior Vice President, General Counsel and Corporate Secretary
Thomas J. Fallon has served as our Chief Executive Officer since January 2010 and as a member of our board of directors since July 2009. Mr. Fallon also served as our President from January 2010 to June 2013, and as our Chief Operating Officer from October 2006 to December 2009. From April 2004 to September 2006, Mr. Fallon served as our Vice President of Engineering and Operations. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations at Cisco Systems, Inc., a networking and telecommunications company. From March 1991 to August 2003, Mr. Fallon served in a variety of functions at Cisco, including General Manager of the Optical Transport Business Unit and Vice President of Service Provider Manufacturing. Prior to joining Cisco, Mr. Fallon also served in various manufacturing roles at Sun Microsystems and Hewlett Packard. Mr. Fallon currently serves on one other public company board, Hercules Capital, Inc., a specialty finance company. Mr. Fallon also serves on the Engineering Advisory Board of the Cockrell School at the University of Texas. Mr. Fallon holds B.S.M.E. and M.B.A. degrees from the University of Texas at Austin.
David F. Welch, Ph.D. co-founded our company and has served as our Chief Strategy and Technology Officer since November 2017. Prior to that, Dr. Welch served as our President from June 2013 to November 2017. Dr. Welch has served as our Executive Vice President, Chief Strategy Officer from January 2004 to June 2013, as our Chief Development Officer/Chief Technology Officer from May 2001 to January 2005, as our Chief Marketing Officer from January 2005 to January 2009, and as a member of our board of directors from May 2001 to November 2006, and from October 2010 to present. Prior to joining us, Dr. Welch served in various executive roles, including as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company, and Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch holds over 130 patents, and has been awarded the Optical Society of America's (“OSA”) Adolph Lomb Medal, Joseph Fraunhofer Award, the John Tyndall Award and the IET JJ Thompson Medal for Achievement in Electronics, in recognition of his technical contributions to the optical industry. He is a Fellow of OSA and the Institute of Electrical and Electronics Engineers. Dr. Welch holds a B.S. in Electrical Engineering from the University of Delaware and a Ph.D. in Electrical Engineering from Cornell University.
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
David W. Heard has served as our General Manager, Products and Solutions, since June 2017. Prior to joining us, Mr. Heard served as a private consultant from 2015 to June 2017. From 2010 to 2015, Mr. Heard served as President of Network and Service Enablement at JDS Uniphase. From 2007 to 2010, Mr. Heard served as Chief Operating Officer at BigBand Networks (now part of Arris). From 2004 to 2006, Mr. Heard served as President and Chief Executive Officer at Somera (now part of Jabil). From 2003 to 2004, Mr. Heard served as President and General Manager Switching Division at Tekelec (now part of Oracle). From 1995 to 2003, Mr. Heard served in a number of leadership roles at Santera Systems Spatial Networks and at Lucent Technologies (both now part of Nokia). Mr. Heard holds a B.A. in Production and Operations Management from Ohio State University, an M.B.A. from the University of Dayton and an M.S. in Management from Stanford Graduate School of Business, where he was a Sloan Fellow. Mr. Heard currently serves as the Chairman of the Telecommunications Industry Association.

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
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in each quarter of fiscal year 2017, we had operating losses, largely as a result of lower revenue and gross margins.
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

•
fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, and customer consolidation, which may affect our ability to grow revenue;

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or whether, the markets in which we operate adopt our solutions;

•	our ability to successfully restructure our operations within our anticipated timeframe and realize our anticipated savings;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	our ability to increase volumes and yields on products manufactured in our internal manufacturing facilities;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

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
Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter and beyond. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.
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
At any given time, various new product introductions and enhancements to our existing products are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop, manufacture and timely deliver components for our next-generation products, which can often require custom development. The development process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous efforts. These efforts often must be completed in a timely and coordinated manner so that they may be incorporated into the product development cycle for our systems, and include:

•	completion of product development, including the development and completion of our next-generation optical engines, and the completion of associated module development;

•	the qualification and multiple sourcing of critical components;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing and staffing of testing infrastructure;

•	validation of software; and

•	establishment of systems integration and systems test validation requirements.
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, and are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, limited or constrained engineering resources, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, our competitive position will suffer.
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

Increased consolidation among our customers in the communications networking industry has and could continue to adversely affect our business and results of operations.
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in November 2017, CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of an existing network or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
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
In November 2017, we implemented a plan to restructure our worldwide operations (the “2017 Restructuring Plan”) in order to reduce expenses and establish a more cost-effective structure that better aligns our operations with our long-term strategies. As part of the 2017 Restructuring Plan, we hope to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of the restructuring, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers account for a large percentage of our revenue from period to period. For example, for fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. For fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Our gross margin may fluctuate from period to period and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 24.1% to 47.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix of the types of customers purchasing our products as well as the product mix;

•
the timing of deploying solutions powered by our next generation technologies, which generate lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

•	the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;

•	the volume of Infinera Instant Bandwidth-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products; and

•	changes in warranty related costs.
It is likely that the average unit prices of our products will decrease over time in response to competitive pricing pressures. In addition, some of our customer contracts contain clauses that require us to annually decrease the sales price of our products to these customers. In response, we will need to reduce the cost of our products through manufacturing efficiencies, design improvements and cost reductions from our supply partners. If these efforts are not successful or if we are unable to reduce our costs by more than the reduction in the price of our products, our gross margin will decline, causing our operating results to decline. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.
Aggressive business tactics by our competitors may harm our business.
The markets in which we compete are extremely competitive and this often results in aggressive business tactics by our competitors, including:

•	aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;

•	offering optical products at a substantial discount or for free when bundled together with broader technology purchases, such as router or wireless equipment purchases;

•	providing financing, marketing and advertising assistance to customers; and

•	influencing customer requirements to emphasize different product capabilities, which better suit their products.
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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. We may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions.
The markets in which we compete are highly competitive and we may not be able to compete effectively.
Competition in the optical transport networking equipment market is intense. Our main competitors include WDM system suppliers, such as Adva, Ciena, Cisco, Coriant, Fujitsu, Huawei, Nokia and ZTE. In addition, there are several smaller but established companies that offer one or more products that compete with our offerings.
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	power consumption;

•	heat dissipation;

•	form factor or density;

•	installation and operational simplicity;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
In addition to our current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
Some of our competitors have substantially greater name recognition, technical, financial and marketing resources, and better established relationships with potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.
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
Many of our customers are large service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have and may continue to seek advantageous pricing, payment and other commercial terms. We have and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis, and continue to reduce our costs.
We are dependent on sole source and limited source suppliers for several key components, and if we fail to obtain these components on a timely basis, we will not meet our customers’ product delivery requirements.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components.
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, global macroeconomic conditions are likely to continue to create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs, including inventory write-downs or equipment write-offs, which would adversely affect our business and results of operations.
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

Any of these risks could impair our ability to fulfill orders. Any delays by our contract manufacturers may cause us to be unable to meet the delivery requirements of our customers, which could decrease customer satisfaction and harm our product sales. In addition, if our contract manufacturers are unable or unwilling to continue manufacturing our products or components of our products in required volumes or our relationship with any of our contract manufacturers is discontinued for any reason, we would be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming and if we are required to change or qualify a new contract manufacturer, we could lose revenue and damage our customer relationships.
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
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly upon settlement of any conversions of the Notes or upon maturity or required repurchase of the Notes.
In May 2013, we issued the $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the “Notes”), which will mature on June 1, 2018. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

Our ability to meet our payment obligations under our debt instruments, including the Notes, which mature on June 1, 2018 and require cash to be paid upon conversion, maturity or required repurchase thereof, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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
We prepare our financial statements in accordance with U.S. GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (the “FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future, which may have a significant effect on our financial results. For example, in May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606),” which supersedes most current revenue recognition guidance, including industry-specific guidance. We will be required to implement this new revenue standard for our fiscal year beginning December 31, 2017. Please see Note 2, “Recent Accounting Pronouncements” to the Notes to Consolidated Financial Statements for more information. We are continuing to evaluate the effect that the new standard will have on our consolidated financial statements and our preliminary assessments remain subject to change. Any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and damage our reputation with investors.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Item 3, "Legal Proceedings," contained in Part I of this report.
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
We incorporate free and open source licensed software into our products. Although we monitor our use of such open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition, non-compliance with open source software license terms and conditions could subject us to potential liability, including intellectual property infringement and/or contract claims. In such events, we may be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business, operating results and financial condition.
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

•	announcements of technological innovations, new services or service enhancements, the gain or loss of customers, strategic alliances or agreements by us or by our competitors;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	mergers and acquisitions by us, by our competitors or by our customers;

•	recruitment or departure of key personnel; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
Sales of our products into international markets are an important part of our business. During fiscal year 2017, fiscal year 2016 and fiscal year 2015, we derived approximately 42%, 38% and 32%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We may enter into other financial contracts to reduce the impact of foreign currency fluctuations. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable, and also to reduce the volatility of cash flows primarily related to forecasted foreign currency revenue and expenses. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
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

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (“BEPS”) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development are involved in much of the coordinated activity, although the timing and methods of implementation vary. In addition, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rate from 35% to 21% effective January 1, 2018, imposing a repatriation tax on deemed repatriated earnings of our foreign subsidiaries in 2017, and implementing a quasi-territorial tax system on future foreign earnings. Such changes in tax laws or their interpretation could adversely affect our effective tax rates and our results.

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
We may make strategic acquisitions of businesses, technologies and other assets. If we are not able to achieve the anticipated strategic benefits of such acquisitions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the integration or the anticipated financial and strategic benefits of such acquisitions are not realized as rapidly as, or to the extent anticipated by investors and securities analysts.
The expansion of our business through acquisitions allows us to complement our technological capabilities and address new markets. In the event of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors and we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt and assume other liabilities;

•	use a substantial portion of our cash resources; or

•	incur amortization expenses related to other intangible assets and/or incur large and write-offs.
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
We are subject to U.S. and foreign trade control laws that may limit where and to whom we sell our products. These trade control laws also limit our ability to conduct product development activities in certain countries and restrict the handling of our U.S. export controlled technology. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, decreased use of our products or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and operating results.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES
Our headquarters are located in Sunnyvale, California. We lease facilities in North America, Europe and Asia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 30, 2017:

Location	Function	Square Footage
Sunnyvale, CA	Corporate headquarters and manufacturing	321,000
Annapolis Junction, MD	Research and development, service and support	12,000
Carrollton, TX	Sales, service and support (currently vacated)	3,000
Kanata, Canada	Research and development	19,000
Stockholm, Sweden	Research and development, sales, service and support	78,000
London, United Kingdom	Sales, service and support	6,000
Bangalore, India	Software development	122,000
Beijing, China	Research and development	22,000
Hong Kong, China	Sales, service and support	2,000
Tokyo, Japan	Sales and support	2,000
The above leases expire between 2018 and 2023. In the fourth quarter of 2017, we implemented the 2017 Restructuring Plan. Included above are certain facilities located in Sunnyvale, CA, Carrollton, TX and Stockholm, Sweden, which we have vacated as part of this restructuring. See Note 8, "Restructuring and Other Related Costs," to the Notes to Consolidated Financial Statements for more information on the 2017 Restructuring Plan.
In May 2017, we purchased a 60,000 square-foot module manufacturing facility and the associated land that we had previously leased in Allentown, Pennsylvania. We believe that our existing facilities are adequate to meet our business needs through the next 12 months, and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.
ITEM 3.        LEGAL PROCEEDINGS
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intend to defend this action vigorously. We filed our answer to Oyster Optics' complaint on February 3, 2017. On October 23, 2017, we filed a petition for Inter Partes Review (“IPR”) of one of the Oyster Optics patents in suit, U.S. Patent No. 8,913,898 (the “'898 patent”), with the U.S. Patent and Trademark Office, and, on December 1, 2017, we filed a second petition for IPR of the '898 patent. Other defendants have filed IPR petitions in connection with the Oyster Optics patents in suit. The Court has set a trial for June 2018. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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

	High	Low
Fourth Quarter 2017	$9.09	$6.27
Third Quarter 2017	$12.38	$8.12
Second Quarter 2017	$12.27	$9.09
First Quarter 2017	$12.50	$8.35
Fourth Quarter 2016	$9.62	$7.23
Third Quarter 2016	$13.24	$8.20
Second Quarter 2016	$16.25	$10.95
First Quarter 2016	$19.16	$13.02
As of February 13, 2018, there were 93 registered holders of record of Infinera’s common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 29, 2012 and its relative performance is tracked through December 30, 2017. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933 or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the NASDAQ Composite Index,
and the NASDAQ Telecommunications Index
*$100 invested on December 29, 2012 in our common stock or December 31, 2012 in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        SELECTED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
We derived the statements of operations data for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 and the balance sheet data as of December 30, 2017 and December 31, 2016 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 27, 2014 and December 28, 2013 and the balance sheet data as of December 26, 2015, December 27, 2014, and December 28, 2013 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013

	(In thousands, except per share data)
Revenue	$740,739	$870,135	$886,714	$668,079	$544,122
Gross profit	$244,000	$393,718	$403,477	$288,304	$218,639
Net income (loss)	$(194,506)	$(24,430)	$50,950	$13,659	$(32,119)
Net income (loss) attributable to Infinera Corporation	$(194,506)	$(23,927)	$51,413	$13,659	$(32,119)
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(1.32)	$(0.17)	$0.39	$0.11	$(0.27)
Diluted	$(1.32)	$(0.17)	$0.36	$0.11	$(0.27)
Weighted average number of shares used in computing basic and diluted net income (loss) per common share:
Basic	147,878	142,989	133,259	123,672	117,425
Diluted	147,878	142,989	143,171	128,565	117,425
Total cash and cash equivalents, investments and restricted cash	$300,101	$360,056	$356,479	$390,816	$365,313
Cost-method investments	$5,110	$7,000	$14,500	$14,500	$9,000
Intangible assets, net	$92,188	$108,475	$156,319	$361	$416
Goodwill	$195,615	$176,760	$191,560	$—	$—
Total assets	$1,117,670	$1,198,583	$1,226,294	$818,016	$700,926
Short-term debt	$144,928	$—	$—	$—	$—
Long-term debt, net	$—	$133,586	$125,440	$116,894	$109,164
Common stock and additional paid-in capital	$1,417,192	$1,354,227	$1,300,441	$1,077,351	$1,025,781
Infinera stockholders' equity	$665,365	$762,328	$762,151	$481,907	$417,810
Noncontrolling interest	$—	$—	$14,910	$—	$—
Total stockholders’ equity	$665,365	$762,328	$777,061	$481,907	$417,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the Notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves or our effective tax rate; statements regarding the Tax Act; statements as to our 2017 Restructuring Plan; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leader in optical transport networking solutions, providing equipment, software and services to telecommunications service providers, ICPs, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, business Ethernet services, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, and the Internet of Things (IoT).
Our optical transport systems are highly scalable, flexible and open, built using a combination of internally manufactured and third-party components. Technologically, a key element of our systems are optical engines, which comprise large-scale PICs and DSPs. We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of a large amount of optical functions onto a set of semiconductor chips. This large scale integration of our PICs and advanced DSPs allow us to deliver on features that customers care about the most, including cost per bit, power and space. In addition, our optical engines are designed to increase the capacity and reach performance of our products leveraging coherent optical transmission.
Over the past few years, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets to offering a more complete portfolio of solutions that span the long-haul, subsea, DCI and metro markets. In late 2014, we expanded our addressable market by introducing the Cloud Xpress platform for the DCI market to meet a growing need for metro-reach optical interconnections between data centers. We introduced the Cloud Xpress 2 in mid-2017, which further optimizes capacity, space and power, all key elements our ICP customers value.
In the second half of 2015, we entered the metro market with the acquisition of Transmode, a leader in metro packet-optical applications, based in Stockholm, Sweden. Entering into the metro market expanded our addressable market and enabled us to offer a more complete portfolio of solutions, particularly to existing long-haul customers that also build metro networks. We have expanded our suite of metro solutions by both enhancing our XTM Series platforms but also utilizing our optical engines to deliver Cloud Xpress, XT and XTC Series platforms.
In 2017, we began shipping two new platforms based on our new generation technology. First, we introduced a series of new products powered by the Infinite Capacity Engine (ICE), a technology which delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and next-generation FlexCoherent DSP (the combination of which we refer to as “ICE4”). The Infinite Capacity Engine enables different subsystems that can be customized for a variety of network applications across our product portfolio, spanning the long-haul, subsea, DCI and metro markets. Second, we released our next-generation XTM Series platform, which leverages 16QAM modulation technology and is optimized for bandwidth-intensive applications at the metro edge.
Our optical portfolio is designed to be managed by a single network management system. We also provide capabilities to enable programmability of our Intelligent Transport Networks with our technologies, such as Instant Bandwidth, which when combined with our differentiated hardware solutions, enable customers to turn on bandwidth as needed by activating a software license. Additionally, our Xceed Software Suite is a multi-layer management and control platform that simplifies customer operations and enables customers to leverage the scalability, flexibility and openness of our Intelligent Transport Networks to deliver services while efficiently using their network resources.

2017 Financial and Business Performance
Total revenue was $740.7 million in 2017 as compared to $870.1 million in 2016. This decrease was due to a combination of factors that included customer consolidation, transition to our next-generation products and shifts in network spend, including weak overall market spending for long-haul solutions. In the second half of 2017, business began to gradually recover as we started shipping our first ICE4 products. This product upgrade helped our DCI business as ICPs demonstrated interest in our upgraded Cloud Xpress and XT platforms, and also in subsea, a technically demanding market, where ICE4 products showed early traction based on advances in spectral efficiency. During 2017, we continued to expand our installed base in the metro market as we made progress selling the XTM platform to both traditional long-haul customers as well as our new customers. Gross margin decreased to 32.9% in 2017 from 45.2% in 2016. The decline in gross margin was primarily attributable to making strategic investments, amidst our product transition, to secure future business with existing and prospective customers across our end markets and the high cost of early production units from our ICE4 products that started to ship during the second half of the year. In addition, as our revenue declined, we continued to maintain consistent levels of manufacturing and services staffing, thus requiring us to absorb those fixed costs of a smaller revenue base, which put pressure on gross margin over the year.
Exiting a challenging 2017, we expect revenue will grow in 2018. Growth will be largely dependent on completing our new product introductions, continued customer adoption of our new products, our ability to expand our number of customers and addressable revenue opportunities, and the recovery of spend with our major consolidated customers. It will also depend on overall market conditions. Our near-term quarter-over-quarter revenue could be volatile and impacted by the same factors, and also affected by customer buying patterns and the timing of customer network deployments.
In 2018, while difficult to predict margins on a quarterly basis, having made significant investments in 2017 and having endured a majority of the early high costs of production units associated with our product transition, we expect less overall variability in margins over the course of 2018. We expect a steady increase in gross margin levels as mix shifts to the next-generation products, as we increase volumes in the fab, and as we improve the yields on the next-generation products. We expect operating expenses in 2018 should be lower as a percentage of overall revenue compared to 2017, given the substantial investments we made in prior years to drive a faster technology cadence and deliver our next-generation products to market. In addition, we reduced our ongoing cost structure as part of the 2017 Restructuring Plan. See Note 8, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements for more information on the 2017 Restructuring Plan.
Over a longer period of time, we believe that we can further leverage our vertically-integrated manufacturing model, which combined with a faster cadence of introducing new products, the ability to continue to sell incremental bandwidth capacity into deployed networks, and expense management, can result in improved profitability and cash flow.
One customer, which completed a merger in late 2017, was a combination of two of our historically larger customers who merged in 2017 and accounted for approximately 18% of our revenue in 2017. These two historically larger customers each individually accounted for approximately 16% and 8% of our revenue in 2016, respectively, and approximately 17% and 13% of our revenue in 2015, respectively. No other customers accounted for over 10% of our revenue for these periods.
We primarily sell our products through our direct sales force, with a small portion sold indirectly through resellers. We derived 94%, 93% and 93% of our revenue from direct sales to customers for 2017, 2016 and 2015, respectively. We expect to continue generating a substantial majority of our revenue from direct sales in the future.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe and the Asia Pacific region.
Results of Operations
Revenue
The following sets forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 30, 2017	% of total revenue	December 31, 2016	% of total revenue	Change	% Change
Revenue:
Product	$610,535	82%	$751,167	86%	$(140,632)	(19)%
Services	130,204	18%	118,968	14%	11,236	9%
Total revenue	$740,739	100%	$870,135	100%	$(129,396)	(15)%
Cost of revenue:
Product	$427,118	58%	$433,266	50%	$(6,148)	(1)%
Services	50,480	7%	43,151	5%	7,329	17%
Restructuring and other related costs	19,141	2%	—	—%	19,141	100%
Total cost of revenue	$496,739	67%	$476,417	55%	$20,322	4%
Gross profit	$244,000	32.9%	$393,718	45.2%	$(149,718)	(38)%

	Years Ended
	December 31, 2016	% of total revenue	December 26, 2015	% of total revenue	Change	% Change
Revenue:
Product	$751,167	86%	$769,230	87%	$(18,063)	(2)%
Services	118,968	14%	117,484	13%	1,484	1%
Total revenue	$870,135	100%	$886,714	100%	$(16,579)	(2)%
Cost of revenue:
Product	$433,266	50%	$436,916	49%	$(3,650)	(1)%
Services	43,151	5%	46,321	5%	(3,170)	(7)%
Total cost of revenue	$476,417	55%	$483,237	54%	$(6,820)	(1)%
Gross profit	$393,718	45.2%	$403,477	45.5%	$(9,759)	(2)%
2017 Compared to 2016. Total revenue decreased by $129.4 million, or 15%, in 2017 from 2016, driven by significantly lower product sales over the course of 2017. Product revenue decreased by $140.6 million, or

19%, in 2017 from 2016, primarily attributable to effects of customer consolidation, impacts from our product transition as well as customers shifting spend to other parts of their networks.
Services revenue increased by $11.2 million, or 9%, in 2017 from 2016, primarily attributable to continued growth in on-going support services as a result of our growing installed base of customer networks.
2016 Compared to 2015. Product revenue decreased by $18.1 million, or 2%, in 2016 from 2015. We experienced a slowdown in spending from multiple key customers primarily due to the effects of significant consolidation amongst our customers during the second half of 2016. This decrease was partially offset by increased revenue due to the inclusion of a full year's worth of revenue from new metro products from the Transmode business, which was acquired on August 20, 2015.
Services revenue increased by $1.5 million, or 1%, in 2016 from 2015, primarily attributable to higher on-going support services as we grew our installed base over the course of 2016.
Looking ahead, we anticipate increased revenue from our next-generation products across our customer verticals and expect our cable vertical, in particular, to be strong in early 2018. We currently expect total revenue in the first quarter of 2018 will be slightly higher on a sequential basis compared to the prior quarter.
Revenue by geographic region is based on the shipping address of the customer. The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 30, 2017	% of total revenue	December 31, 2016	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$428,592	58%	$541,889	62%	$(113,297)	(21)%
International	312,147	42%	328,246	38%	(16,099)	(5)%
	$740,739	100%	$870,135	100%	$(129,396)	(15)%
Total revenue by sales channel
Direct	$693,472	94%	$809,681	93%	$(116,209)	(14)%
Indirect	47,267	6%	60,454	7%	(13,187)	(22)%
	$740,739	100%	$870,135	100%	$(129,396)	(15)%

	Years Ended
	December 31, 2016	% of total revenue	December 26, 2015	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$541,889	62%	$602,433	68%	$(60,544)	(10)%
International	328,246	38%	284,281	32%	43,965	15%
	$870,135	100%	$886,714	100%	$(16,579)	(2)%
Total revenue by sales channel
Direct	$809,681	93%	$825,952	93%	$(16,271)	(2)%
Indirect	60,454	7%	60,762	7%	(308)	(1)%
	$870,135	100%	$886,714	100%	$(16,579)	(2)%
2017 Compared to 2016. Domestic revenue decreased by $113.3 million, or 21%, during 2017 compared to 2016, primarily attributable to the effects of customer consolidation, and changes in certain large customers’ buying patterns as we transition to our next-generation of products. The majority of the decrease in

2017 occurred in the first half of the year, as the revenue during the second half of the year was up by 8% as compared to the corresponding period in 2016, primarily driven by improved spending from cable customers.
International revenue decreased by $16.1 million, or 5%, during 2017 compared to 2016, primarily attributable to lower sales from our Other Americas region, where we continued to be challenged by slower spending from our largest customer in the region due to political conditions. We had a small decline in our Europe, Middle East and Africa (“EMEA”) region attributable to product transitions and a challenging pricing environment.
2016 Compared to 2015. Domestic revenue decreased by $60.5 million, or 10%, during 2016 compared to 2015, primarily driven by customers across multiple end markets slowing spend due to a variety of factors, including shifts of spending to other parts of customer networks, the build-up of inventory at customer sites, along with customer consolidation and competitive challenges in certain markets.
International revenue increased by $44.0 million, or 15%, during 2016 compared to 2015, primarily led by the EMEA region due to the inclusion of revenue from Transmode, which generates most of its revenue from the EMEA region.
Cost of Revenue and Gross Margin
2017 Compared to 2016. Gross margin decreased to 32.9% in 2017 from 45.2% in 2016. This decline was driven primarily by the high early manufacturing costs from initial units of our new ICE-based products, and with changes in customer mix and strategic investments to win and preserve business as we brought our new products to market. Lower overall manufacturing levels during 2017 compared to 2016 also reduced the benefits of our vertically-integrated operating model. Gross margin in 2017 was also impacted by restructuring and other related costs of $19.1 million, which consisted of $13.6 million of inventory write-downs and $4.0 million of manufacturing asset impairments as a result of our product rationalization efforts, and $1.5 million of employee-related costs for eliminated roles.
See Note 8, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements for more information on the 2017 Restructuring Plan.
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
We currently expect that gross margin in the first quarter of 2018 will be higher than the fourth quarter of 2017 due to our expectation that restructuring-related costs in the first quarter will be much lower. In addition, we have substantially incurred the impact of the high costs of the early production units of ICE4 as well as additional costs to bridge customers to our new products.
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

Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 30, 2017	% of total revenue	December 31, 2016	% of total revenue	Change	% Change
Research and development	$224,299	30%	$232,291	27%	$(7,992)	(3)%
Sales and marketing	116,057	16%	118,858	14%	(2,801)	(2)%
General and administrative	70,625	10%	68,343	8%	2,282	3%
Restructuring and other related costs	16,106	2%	—	—%	16,106	100%
Total operating expenses	$427,087	58%	$419,492	49%	$7,595	2%

	Years Ended
	December 31, 2016	% of total revenue	December 26, 2015	% of total revenue	Change	% Change
Research and development	$232,291	27%	$180,703	20%	$51,588	29%
Sales and marketing	118,858	14%	101,398	11%	17,460	17%
General and administrative	68,343	8%	61,640	7%	6,703	11%
Total operating expenses	$419,492	49%	$343,741	38%	$75,751	22%

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Research and development	$15,845	$13,732	$11,055
Sales and marketing	11,288	11,043	8,081
General and administration	10,776	9,295	7,354
Total	$37,909	$34,070	$26,490
Research and Development Expenses
2017 Compared to 2016. Research and development expenses decreased by $8.0 million, or 3%, in 2017 from 2016, with the biggest driver being an $11.3 million impairment charge recorded in 2016, resulting from our decision to stop development on certain technologies that were in-process at the time of the Transmode acquisition. We also incurred lower spending in development and manufacturing expenses of $8.6 million, as we drove efficiencies in our development and manufacturing business over the course of the year. These decreases were offset by an increase of $10.9 million in personnel expenses. During the year, we balanced investments around bringing our next-generation solutions to market and enacting a faster technology development cadence, with prudent expense management, particularly given our overall revenue decrease.

2016 Compared to 2015. Research and development expenses increased by $51.6 million, or 29%, in 2016 from 2015 primarily due to increased personnel costs of $34.5 million as a result of incremental headcount primarily from the acquisition of Transmode and an $11.3 million impairment on acquired in-process technology related to Transmode. Additionally, we had increased spending on prototype and other engineering materials of $7.4 million, incremental outside professional services costs of $2.1 million and other engineering expenses of $1.0 million to support the development of our next generation of products. These increases were partially offset by a decrease in management bonuses of $4.7 million.
Sales and Marketing Expenses
2017 Compared to 2016. Sales and marketing expenses decreased by $2.8 million, or 2%, in 2017 from 2016 as we tightly managed expenses, such as outside professional services and travel during the year. In 2017, outside professional services declined by $1.6 million, and travel and entertainment declined by $1.1 million. Overall personnel costs were effectively flat in 2017.
2016 Compared to 2015. Sales and marketing expenses increased by $17.5 million, or 17%, in 2016 from 2015 primarily due to increased personnel costs of $14.5 million as a result of incremental headcount primarily from the acquisition of Transmode and to support the expansion of our business into new markets and customer verticals. In addition, the increase also included amortization of intangible assets of $3.9 million, higher professional services costs of $1.3 million and an increase in discretionary spending of $0.2 million. These increases were partially offset by a decrease in management bonuses of $2.4 million.
General and Administrative Expenses
2017 Compared to 2016. General and administrative expenses increased by $2.3 million, or 3%, in 2017 from 2016 primarily due to increased depreciation expenses of $1.6 million and personnel costs of $1.5 million. These expenses were offset by a $1.6 million decrease in travel, equipment and facilities, and lower consulting services of $0.5 million.
2016 Compared to 2015. General and administrative expenses increased by $6.7 million, or 11%, in 2016 from 2015 primarily due to increased personnel costs of $9.3 million as a result of incremental headcount from the acquisition of Transmode and to a lesser extent, to scale our infrastructure to support the business. In addition, during 2016, we incurred increased facilities and related costs of $1.3 million and higher depreciation expense of $1.2 million. These increases were partially offset by a decrease in management bonuses of $2.6 million and professional services costs of $2.5 million.
Restructuring and Other Related Costs
2017 Compared to 2016. In 2017, within operating expenses, we incurred $16.1 million in restructuring and other related costs, including $7.9 million of severance related costs, $7.3 million of facilities impairment costs and test equipment impairments of $0.9 million. We have implemented the majority of these actions with some remaining payments in the first half of 2018. See Note 8, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements for more information on the 2017 Restructuring Plan.
Other Income (Expense), Net

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015

	(In thousands)
Interest income	$3,328	$2,478	$1,837
Interest expense	(14,017)	(12,887)	(11,941)
Other gain (loss), net	(2,160)	7,002	2,399
Total other income (expense), net	$(12,849)	$(3,407)	$(7,705)
2017 Compared to 2016. Interest income increased $0.8 million primarily due to a higher return on investments. Interest expense for 2017 increased $1.1 million due to an increase in amortization of discount and issuance costs related to the Notes. The change in other gain (loss), net, was primarily due to a $1.9 million impairment charge on our cost-method investment in 2017 compared to a $9.0 million gain on the sale of a cost-method investment in 2016.
2016 Compared to 2015. Interest income increased $0.6 million primarily due to a higher return on investments. Interest expense for 2016 increased $0.9 million due to an increase of amortization of discount and issuance costs related to the Notes. The change in other gain (loss), net, during 2016 was primarily due to a $9.0 million gain on the sale of a cost-method investment, partially offset by losses due to foreign currency exchange. Other gain (loss), net, for 2015 mainly comprised of $1.3 million of gains due to foreign currency exchange rate changes and a $1.1 million gain primarily from foreign currency forward contracts that we entered into to hedge currency exposures associated with the cash portion of the offer to acquire Transmode.
Benefit From Income Taxes
On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rate from 35% to 21% effective January 1, 2018, while also imposing a repatriation tax on deemed repatriated earnings of our foreign subsidiaries in 2017, and implementing a quasi-territorial tax system on future foreign earnings.
We have calculated our best estimate of the impact of the Tax Act in our year-end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. While the reduction of the federal corporate income tax rate from 35% to 21% requires the re-measurement of our net U.S. deferred tax assets, there is also a corresponding and equal adjustment to the associated valuation allowance, and therefore no net impact to our statements of operations in 2017. Additionally, due to net tax losses on an aggregate basis of our foreign subsidiaries, there is no repatriation tax accruable in 2017.
We currently estimate that the tax impact of the Tax Act to be fairly negligible in the near-term, while sufficient net operating loss carryforwards generated prior to the Tax Act are available to fully offset future taxable income. Notwithstanding this, the Tax Act also introduces a Base Erosion Anti-Abuse Tax (“BEAT”), which is a minimum tax potentially accruable on certain intercompany payments to our foreign subsidiaries. Uncertainty regarding these provisions remain and are subject to further technical guidance. However, we believe that any tax accruable for the BEAT will be nominal in the near-term, based upon our current estimates and our corporate structure.
We recognized an income tax benefit of $1.4 million on a loss before income taxes of $195.9 million, income tax benefit of $4.8 million on a loss before income taxes of $29.2 million, and income tax expense of $1.1 million on income before income taxes of $52.0 million in fiscal years 2017, 2016 and 2015, respectively. The resulting effective tax rates were (0.7)%, (16.3)% and 2.1% for 2017, 2016 and 2015, respectively. The 2017 and 2016 effective tax rates differ from the expected statutory rate of 35% based on our ability to benefit U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The lower 2017 income tax benefit compared to 2016 primarily relates to lower acquisition related amortization expenses and lower state income taxes offset by an increase in tax reserves, and an increase in taxable foreign profits in certain jurisdictions. The tax benefit for 2016 compared to tax expense in 2015 was primarily due to acquisition related amortization expenses and charges, lower state taxes, and a reduction in tax reserves, offset by an increase in taxable foreign profits.
Because of our U.S. operating loss in 2017, significant loss carryforward position, and corresponding full valuation allowance in all years, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards, with the exception of amounts for certain states’ taxes for which the losses were limited by statute or amount in 2016 and more significantly in 2015, and federal and state taxes associated with a discontinued U.S. subsidiary. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
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

Liquidity and Capital Resources

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(21,925)	$38,377	$133,176
Investing activities	$(50,553)	$(12,115)	$(91,475)
Financing activities	$22,082	$(8,866)	$20,983

	Years Ended
	December 30, 2017	December 31, 2016

	(In thousands)
Cash and cash equivalents	$116,345	$162,641
Investments	178,615	182,476
Restricted cash	5,141	14,939
	$300,101	$360,056
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Long-term investments primarily consist of certificates of deposits, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Our restricted cash balance amounts are primarily pledged as collateral for certain stand-by letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities was $21.9 million for 2017, as compared to net cash provided by operating activities of $38.4 million and $133.2 million for 2016 and 2015, respectively.
Net loss for 2017 was $194.5 million, which included non-cash charges of 154.9 million, compared to a net loss for 2016 of $24.4 million, which included non-cash charges of $116.3 million. Net income for 2015 was $51.0 million, which included non-cash charges of $80.1 million.
Net cash provided by working capital was $17.6 million for 2017. Accounts receivables decreased by $25.8 million attributable to lower revenue levels during 2017. Inventory levels decreased by $2.7 million reflecting inventory reduction and product rationalization efforts. Accounts payable decreased by $4.8 million primarily due to reduced inventory purchases and timing of payments. Accrued liabilities and other expenses decreased $14.4 million primarily due to reduced levels of compensation-related accruals and decreased accrued warranty primarily due to changes in estimated repair and replacement costs, along with improved failure rates. Deferred revenue increased $16.4 million attributable to commercial arrangements with customers to transition to new products and continued growth in on-going support services for our installed base, which are typically contracted on an annual or multi-year basis.
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
Investing Activities
Net cash used in investing activities for 2017 was $50.6 million, including $58.0 million of capital expenditures, of which $12.4 million was due to our purchase of our module manufacturing facility in Pennsylvania in May 2017. Partially offsetting those spend activities were net proceeds of $3.2 million associated with purchases, sales, maturities and calls of investments during the year.
Net cash used in investing activities for 2016 was $12.1 million, including $43.3 million of capital expenditures and $7.0 million invested in a cost-method investment. Partially offsetting those spend activities were proceeds from the sale of a cost-method investment of $23.5 million and net proceeds of $18.8 million associated with purchases and maturities of investments during the period.
Net cash used in investing activities for 2015 was $91.5 million, including the payment of $144.4 million in connection with the acquisition of Transmode and $42.0 million of capital expenditures. Partially offsetting those spend activities, we had net proceeds of $93.8 million associated with purchases, maturities and sales of investments during the year as we rearranged our portfolio to fund the acquisition and realized a $1.1 million gain from foreign currency exchange forward contracts.
Financing Activities
Net proceeds from financing activities were $22.1 million, $8.9 million and $21.0 million for 2017, 2016 and 2015, respectively. Financing activities in 2017 included $18.0 million in net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options. Proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units. Additionally, during 2017, we received $5.6 million in cash released from the security pledge maintained during the period to acquire the remaining 4.2% of Transmode AB shares not tendered in the initial acquisition offer. In association with the compulsory acquisition proceedings in accordance with Swedish law, we paid $0.5 million to the minority shareholders of Transmode based on the final determination of the arbitration tribunal.
Financing activities in 2016 included $16.8 million related to the purchase of the noncontrolling interest upon award on advance title to acquire the remaining 4.2% of Transmode shares and $6.1 million associated with the security pledge related to the Transmode acquisition. Additionally, financing activities in 2016 included net proceeds from the exercise of stock options and the issuance of shares under our ESPP. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
Financing activities in 2015 primarily included net proceeds from the exercise of stock options, purchase of shares under our ESSP. These proceeds were offset by the minimum tax withholdings paid on behalf of employees for net share settlements of restricted stock units. Financing activities in 2015 also included proceeds from the exercise of stock options.
Liquidity
We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the costs associated with the 2017 Restructuring Plan, for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In May 2013, we issued the Notes, which will mature on June 1, 2018, unless earlier purchased by us or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds from the Notes issuance were approximately $144.5 million and to date, we have not utilized the net proceeds due to our sufficient cash position.
Due to the upcoming maturity of the Notes on June 1, 2018, the outstanding principal amount was reclassified from long-term debt to short-term debt in our consolidated balance sheets during the second quarter of 2017.
During the third quarter of 2017, the closing price of our common stock did not meet the stock price conversion trigger; therefore, holders of the Notes could not convert their Notes during the fourth quarter of 2017. The Notes became convertible at the option of the holders beginning on December 1, 2017 pursuant to the stock price conversion trigger. The Notes became convertible at the option of the holders beginning on December 1, 2017 and will be convertible until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, we have made an election to settle in cash. For all conversions that occur on or after December 1, 2017, we have elected a cash settlement method. As of December 30, 2017, short-term debt, net, was $144.9 million, which represents the liability component of the $150.0 million principal balance, net of $5.1 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the Notes on June 1, 2018.
As of December 30, 2017, the contractual obligation related to the Notes is $151.3 million, which is due in June 2018. This amount represents principal and interest cash payments over the term of the Notes. Any future redemption, conversion or refinancing of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of December 30, 2017, we had $263.9 million of cash, cash equivalents, and short-term investments, including $62.1 million of cash and cash equivalents held by our foreign subsidiaries. Prior to the enactment of the Tax Act, our policy with respect to undistributed foreign subsidiaries’ earnings was to consider those earnings to be indefinitely reinvested and therefore we have not accrued such withholding taxes. Under the Tax Act, undistributed earnings of foreign subsidiaries are deemed to be repatriated for U.S. corporate tax purposes and a one-time toll tax at a reduced U.S. corporate tax rate is applicable in 2017. However, because of the aggregated net tax loss of our foreign subsidiaries, no U.S. tax is accruable in 2017. If and when funds are actually distributed in the form of dividends or otherwise, foreign withholding taxes would be applicable in some jurisdictions, and in such jurisdictions we have no intent to repatriate these funds and therefore, have not accrued such withholding taxes.
Contractual Obligations
The following is a summary of our contractual obligations as of December 30, 2017:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In thousands)
Purchase obligations(1)	$96,053	$96,053	$—	$—	$—
Operating leases(2)	32,709	11,319	18,610	2,719	61
Convertible senior notes, including interest	151,313	151,313	—	—	—
Total contractual obligations(3)	$280,075	$258,685	$18,610	$2,719	$61

Table of Contents

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 10 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to 10 years. See Note 12, "Commitments and Contingencies," to the Notes to Consolidated Financial Statements for more information.

(3)	Tax liabilities of $2.9 million related to uncertain tax positions are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any.
We had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017. These consisted of $2.2 million related to customer performance guarantees, $1.3 million value added tax and customs' licenses, and $0.7 million related to property leases. We had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016. These consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax and customs authorities' licenses.
Off-Balance Sheet Arrangements
As of December 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. See Note 2, "Significant Accounting Policies," to the Notes to Consolidated Financial Statements, which in included in Item 8. Financial Statements and Supplementary Data," which describes our significant accounting policies and methods used in preparation of our Consolidated Financial Statements. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
We believe our critical accounting policies and estimates are those related to revenue recognition, stock-based compensation, inventory valuation, accrued warranty and accounting for income taxes. Management considers these policies critical because they are both important to the portrayal of our financial condition and results of operations, and they require management to make judgments and estimates about inherently uncertain matters.
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
We have a limited number of software offerings, which are not required to deliver the tangible product’s essential functionality and can be sold separately. Revenue from sales of these software products and related post-contract support will continue to be accounted for under software revenue recognition rules. Our multiple-element arrangements may therefore have a software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the revenue recognition accounting guidance. Revenue related to these offerings have historically not been material.
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
We granted performance stock units (“PSUs”) to our executive officers and senior management in 2015, 2016 and 2017 as part of our annual refresh grant process. These PSUs entitle our executive officers and senior management to receive a number of shares of our common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from zero to two times the number of PSUs granted depending on the relative performance of our common stock price compared to the target composite index. This performance metric is classified as a market condition.
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
Accounting for Income Taxes
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, which resulted in no tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities. Additionally, we have provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of our foreign subsidiaries, as a reasonable estimate at December 30, 2017. Additional work may be necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings. Any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.
As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss, or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors. Based on the available objective evidence, at December 30, 2017, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.

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
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable and restricted cash denominated in euros and British pounds. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances and restricted cash in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2017 would not be material to our results of operations.
During 2017, we also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds and SEK. The contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded. The effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2017 would not be material to our results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents, short-term and long-term investments, and short-term and long-term restricted cash totaling $300.1 million and $360.0 million as of December 30, 2017 and December 31, 2016, respectively. As of December 30, 2017, we have invested in certificates of deposit, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2017 and 2016, our interest income would have declined approximately $0.3 million and $0.2 million, respectively, assuming consistent investment levels.
Market Risk and Market Interest Risk
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. This early conversion period ended on November 30, 2017, with no early conversions to date. For all conversions that occur on or after December 1, 2017, we have elected a cash settlement method. If our common stock price is above the initial conversion price of $12.58 upon conversion or at maturity, the amount of cash required to pay the conversion premium is not fixed and would increase if our common stock price increases.
As of December 30, 2017, the fair value of the Notes was $149.1 million. The fair value was calculated using a valuation model. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only.
See Note 11, “Convertible Senior Notes,” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    ERNST & YOUNG LLP
We have served as the Company’s auditor since 2001.
San Jose, California
February 27, 2018

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinera Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/    ERNST & YOUNG LLP
San Jose, California
February 27, 2018

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$116,345	$162,641
Short-term investments	147,596	141,697
Short-term restricted cash	544	8,490
Accounts receivable, net of allowance for doubtful accounts of $892 in 2017 and $772 in 2016	126,152	150,370
Inventory	214,704	232,955
Prepaid expenses and other current assets	42,596	34,270
Total current assets	647,937	730,423
Property, plant and equipment, net	135,942	124,800
Intangible assets	92,188	108,475
Goodwill	195,615	176,760
Long-term investments	31,019	40,779
Cost-method investments	5,110	7,000
Long-term restricted cash	4,597	6,449
Other non-current assets	5,262	3,897
Total assets	$1,117,670	$1,198,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,124	$62,486
Accrued expenses	39,782	31,580
Accrued compensation and related benefits	45,751	46,637
Short-term debt	144,928	—
Accrued warranty	13,670	16,930
Deferred revenue	72,421	58,900
Total current liabilities	374,676	216,533
Long-term debt, net	—	133,586
Accrued warranty, non-current	17,239	23,412
Deferred revenue, non-current	22,502	19,362
Deferred tax liability, non-current	21,609	25,327
Other long-term liabilities	16,279	18,035
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2017 and 2016 Issued and outstanding shares—149,471 in 2017 and 145,021 in 2016	149	145
Additional paid-in capital	1,417,043	1,354,082
Accumulated other comprehensive income (loss)	6,254	(28,324)
Accumulated deficit	(758,081)	(563,575)
Total stockholders' equity	665,365	762,328
Total liabilities and stockholders’ equity	$1,117,670	$1,198,583
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Revenue:
Product	$610,535	$751,167	$769,230
Services	130,204	118,968	117,484
Total revenue	740,739	870,135	886,714
Cost of revenue:
Cost of product	427,118	433,266	436,916
Cost of services	50,480	43,151	46,321
Restructuring and other related costs	19,141	—	—
Total cost of revenue	496,739	476,417	483,237
Gross profit	244,000	393,718	403,477
Operating expenses:
Research and development	224,299	232,291	180,703
Sales and marketing	116,057	118,858	101,398
General and administrative	70,625	68,343	61,640
Restructuring and other related costs	16,106	—	—
Total operating expenses	427,087	419,492	343,741
Income (loss) from operations	(183,087)	(25,774)	59,736
Other income (expense), net:
Interest income	3,328	2,478	1,837
Interest expense	(14,017)	(12,887)	(11,941)
Other gain (loss), net	(2,160)	7,002	2,399
Total other income (expense), net	(12,849)	(3,407)	(7,705)
Income (loss) before income taxes	(195,936)	(29,181)	52,031
Provision for (benefit from) income taxes	(1,430)	(4,751)	1,081
Net income (loss)	(194,506)	(24,430)	50,950
Less: Loss attributable to noncontrolling interest	—	(503)	(463)
Net income (loss) attributable to Infinera Corporation	$(194,506)	$(23,927)	$51,413
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(1.32)	$(0.17)	$0.39
Diluted	$(1.32)	$(0.17)	$0.36
Weighted average shares used in computing net income (loss) per common share:
Basic	147,878	142,989	133,259
Diluted	147,878	142,989	143,171

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income (loss)	$(194,506)	$(24,430)	$50,950
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(209)	297	(62)
Foreign currency translation adjustment	34,787	(29,625)	5,803
Tax effect on items related to available-for-sale investments	—	(119)	—
Net change in accumulated other comprehensive income (loss)	34,578	(29,447)	5,741
Less: Comprehensive loss attributable to noncontrolling interest	—	(503)	(463)
Comprehensive income (loss) attributable to Infinera Corporation	$(159,928)	$(53,374)	$57,154

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 26, 2015, December 31, 2016 and December 30, 2017
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 27, 2014	126,160	$126	1,077,225	$(4,618)	$(590,826)	$481,907	$—	$481,907
Stock options exercised	1,787	2	13,092	—	—	13,094	—	13,094
ESPP shares issued	1,229	1	12,252	—		12,253	—	12,253
Shares withheld for tax obligations	(300)	—	(5,227)	—	—	(5,227)	—	(5,227)
Restricted stock units released	3,448	3	(3)	—	—	—	—	—
Issuance of common stock related to acquisition	7,873	8	169,499	—	—	169,507	—	169,507
Stock-based compensation	—	—	32,621	—	—	32,621	—	32,621
Noncontrolling interest investment	—	—	—	—	—	—	15,373	15,373
Tax benefit from share-based award activity	—	—	842	—	—	842	—	842
Other comprehensive income	—	—	—	5,741	—	5,741	—	5,741
Net income	—	—	—	—	51,413	51,413	(463)	50,950
Balance at December 26, 2015	140,197	$140	$1,300,301	$1,123	$(539,413)	$762,151	$14,910	$777,061
Stock options exercised	825	1	4,094	—	—	4,095	—	4,095
ESPP shares issued	1,369	1	13,607	—	—	13,608	—	13,608
Shares withheld for tax obligations	(287)		(3,657)	—	—	(3,657)	—	(3,657)
Restricted stock units released	2,917	3	(3)	—	—	—	—	—
Stock-based compensation			42,552	—		42,552	—	42,552
Noncontrolling interest investment	—	—	—	—	—	—	(14,407)	(14,407)
Squeeze-out Proceedings	—		(2,812)	—	—	(2,812)	—	(2,812)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	(235)	(235)	—	(235)
Other comprehensive loss	—	—	—	(29,447)	—	(29,447)	—	(29,447)
Net loss	—	—	—	—	(23,927)	(23,927)	(503)	(24,430)
Balance at December 31, 2016	145,021	$145	$1,354,082	$(28,324)	$(563,575)	$762,328	$—	$762,328

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 26, 2015, December 31, 2016 and December 30, 2017 - (Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2016	145,021	$145	$1,354,082	$(28,324)	$(563,575)	$762,328	$—	$762,328
Stock options exercised	196	—	1,525	—	—	1,525	—	1,525
ESPP shares issued	2,140	2	16,409	—	—	16,411	—	16,411
Shares withheld for tax obligations	(110)	—	(1,034)	—	—	(1,034)	—	(1,034)
Restricted stock units released	2,224	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	46,063	—	—	46,063	—	46,063
Other comprehensive income	—	—	—	34,578	—	34,578	—	34,578
Net loss	—	—	—	—	(194,506)	(194,506)	—	(194,506)
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365	$—	$665,365

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(194,506)	$(24,430)	$50,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,997	61,489	35,777
Non-cash restructuring and other related costs	29,237	—	—
Amortization of debt discount and issuance costs	11,342	10,260	9,281
Amortization of premium on investments	463	1,069	2,917
Impairment of intangible assets	252	11,295	—
Realized gain on sale of cost-method investments	—	(8,983)	—
Impairment of cost-method investment	1,890	—	—
Stock-based compensation expense	45,720	40,533	32,580
Other (gain) loss	40	672	(442)
Changes in assets and liabilities:
Accounts receivable	25,849	33,895	(15,971)
Inventory	2,727	(64,095)	(17,116)
Prepaid expenses and other assets	(8,194)	(5,501)	(3,248)
Accounts payable	(4,763)	(28,254)	19,223
Accrued liabilities and other expenses	(14,395)	(11,012)	8,448
Deferred revenue	16,416	21,439	10,777
Net cash provided by (used in) operating activities	(21,925)	38,377	133,176
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(160,215)	(124,077)	(186,737)
Proceeds from sales of available-for-sale investments	10,531	—	67,303
Proceeds from maturities and calls of investments	152,876	142,898	213,234
Purchase of cost-method investments	—	(7,000)	—
Proceeds from sale of cost-method investments	—	23,483	—
Purchase of property and equipment	(58,041)	(43,335)	(42,018)
Acquisition of business, net of cash acquired	—	—	(144,445)
Realized gain from forward contract for business acquisition	—	—	1,053
Change in restricted cash	4,296	(4,084)	135
Net cash used in investing activities	(50,553)	(12,115)	(91,475)
Cash Flows from Financing Activities:
Security pledge related to acquire noncontrolling interest	5,596	(6,086)	—
Acquisition of noncontrolling interest	(471)	(16,771)	—
Proceeds from issuance of common stock	17,991	17,648	25,351
Minimum tax withholding paid on behalf of employees for net share settlement	(1,034)	(3,657)	(5,227)
Excess tax benefit from stock option transactions	—	—	859
Net cash provided by (used in) financing activities	22,082	(8,866)	20,983
Effect of exchange rate changes on cash	4,100	(3,856)	(78)
Net change in cash and cash equivalents	(46,296)	13,540	62,606
Cash and cash equivalents at beginning of period	162,641	149,101	86,495
Cash and cash equivalents at end of period	$116,345	$162,641	$149,101
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$5,690	$6,625	$4,570
Cash paid for interest	$2,639	$2,776	$2,647
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$4,950	$5,597	$9,314
Common stock issued in connection with acquisition	$—	$—	$169,507
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera is a leader in optical transport networking solutions, providing equipment, software and services to telecommunications service providers, internet content providers, cable providers, wholesale and enterprise carriers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, business Ethernet services, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, and the Internet of Things (IoT).
During the third quarter of 2015, the Company completed its public offer to the shareholders of Transmode AB (“Transmode”), acquiring 95.8% of the outstanding common shares and voting interest in Transmode. This acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Transmode with its financial results for the period from August 20, 2015, the date the acquisition closed (the “Acquisition Date”). The noncontrolling interest position is reported as a separate component of consolidated equity attributable to Transmode's shareholders. The noncontrolling interest in the Transmode entity's net loss is reported as a separate component of consolidated net income attributable to Transmode's shareholders.
In August 2016, the Company received advance title and paid an undisputed purchase price of $16.8 million to acquire the remaining 4.2% of Transmode shares not tendered in the initial offer. The additional $16.8 million paid resulted in the elimination of the noncontrolling interest and an increase in additional paid-in capital. During 2017, in association with the compulsory acquisition proceedings in accordance with Swedish law, the Company paid $0.5 million to the minority shareholders of Transmode based on the final determination of the arbitration tribunal.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2017 was a 52-week year that ended on December 30, 2017. Fiscal year 2016 was a 53-week year that ended on December 31, 2016, and 2015 was a 52-week year that ended on December 26, 2015. The next 53-week year will end on December 31, 2022.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation.

2.    Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations and accounting for income taxes. Other estimates, assumptions and judgments made by management include restructuring and other related costs, allowances for sales returns, allowances for doubtful accounts, useful life and recoverability of property, plant and equipment, fair value measurement of the liability component of the convertible senior notes, cost-method investment and derivative instruments. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Expected volatility of the Company’s stock is based on the weighted-average implied and historical volatility of the Company.

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
The Company granted performance stock units (“PSUs”) to its executive officers and senior management in 2015, 2016 and 2017 as part of the Company's annual refresh grant process. These PSUs entitle the Company's executive officers and senior management to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from zero to two times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the targeted composite index. This performance metric is classified as a market condition.
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
In addition, the Company has granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2017, 2016 and 2015 were $1.8 million, $1.9 million and $1.8 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). In accordance with SAB 118, the Company determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, which resulted in no tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities. Additionally, the Company has provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of its foreign subsidiaries, as a reasonable estimate at December 30, 2017. Additional work may be necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings. Any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.
As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, the Company must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 30, 2017, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded to other gain (loss), net in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded in 2017, 2016 and 2015 were a loss of $0.3 million, a loss of $1.8 million and a gain of $2.4 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in euros and British pounds, and restricted cash denominated in euros.

During 2017, the Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds and Swedish kronor (“SEK”). The contracts are generally settled for U.S. dollars, euro and British pound at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
Cash, Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid instruments with an original maturity at the date of purchase of 90 days or less to be cash equivalents. These instruments may include cash, money market funds, commercial paper and U.S. treasuries. The Company also maintains a portion of its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Long-term investments primarily consist of certificates of deposits, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. The Company considers all debt instruments with original maturities at the date of purchase greater than 90 days and remaining time to maturity of one year or less to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments, unless the Company intends to settle its holdings within one year or less and in such case it is considered to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company measures its cash equivalents, foreign currency exchange forward contracts, and debt securities at fair value and classifies its securities in accordance with the fair value hierarchy on a recurring basis. The Company’s money market funds and U.S. treasuries are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange Forward Contracts
As discussed in Note 5, "Derivative Instruments," to the Notes to Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
The Company classifies the following assets and liabilities within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis, only if impairment is indicated:
Facilities-related Charges
The Company estimates the fair value of its facilities-related charges associated with the 2017 Restructuring Plan, based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
Cost-method Investment
The Company estimates the fair value of its cost-method investment by using the guideline public company method and the guideline transaction method of the market approach to determine the implied total equity value on a minority interest basis. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates.
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reviews its aging by category to identify significant customers or invoices with known dispute or collectability issues. The Company makes judgments as to its ability to collect outstanding receivables based on various factors including ongoing customer credit evaluations and historical collection experience. The Company provides an allowance for receivable amounts that are potentially uncollectible and when receivables are determined to be uncollectible, amounts are written off.
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 30, 2017, December 31, 2016 and December 26, 2015, revenue was reduced for estimated sales returns by $0.9 million, $0.6 million and $0.6 million, respectively.
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
As of December 30, 2017, two customers accounted for approximately over 10% of the Company's net accounts receivable balance. One customer accounted for approximately 11% of the Company's net accounts receivable balance, and another customer, which completed a merger in late 2017, was combination of two of our historically larger customers, accounted for approximately 16% of the Company's net accounts receivable

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance. As of December 31, 2016, two customers accounted for approximately 17% and 15% of the Company’s net accounts receivable balance, respectively.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. One customer, which completed a merger in late 2017 as mentioned above, was a combination of two of the Company's historically larger customers who merged in 2017 and accounted for approximately 18% of the Company's revenue in 2017. These two historically larger customers each individually accounted for approximately 16% and 8% of the of the Company's revenue in 2016, respectively, and approximately 17% and 13% of the Company's revenue in 2015, respectively. No other customers accounted for over 10% of the Company's revenue for these periods.
The Company depends on sole source or limited source suppliers for several key components and raw materials. The Company generally purchases these sole source or limited source components and raw materials through standard purchase orders and does not have long-term contracts with many of these limited-source suppliers. While the Company seeks to maintain sufficient reserve stock of such components and raw materials, the Company’s business and results of operations could be adversely affected if any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output.

Derivative Instruments
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, specifically forward contracts, to reduce the impact of foreign exchange fluctuations on earnings. The forward contracts are with one high-quality institution and the Company monitors the creditworthiness of the counter parties consistently. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets. None of the Company’s derivative instruments contain credit-risk related contingent features, any rights to reclaim cash collateral or any obligation to return cash collateral. The Company does not have any leveraged derivatives. The Company does not use derivative contracts for trading or speculative purposes.
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain stand-by letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds and SEK. These contracts are generally settled for U.S. dollars, euros and British pound at maturity under an average rate method agreed to at inception of the contracts. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimated Useful Lives
Building	20 years
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	1.5 to 7 years
Leasehold and building improvements	1 to 10 years
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
Restructuring and Other Related Costs
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC 420, “Exit or Disposal Cost Obligations.” Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of the associated cash payments is dependent upon the type of exit cost and extend over an approximately four-year period. The Company records restructuring cost liabilities in “Accrued Expenses” and "Other Long-term Liabilities" in the Consolidated Balance Sheet.
Restructuring costs include termination costs, facility consolidation and closure costs, equipment write-downs and inventory write-downs. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. For the facility-related restructuring costs, the Company recognizes a liability upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring costs is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained.
Restructuring charges require significant estimates and assumptions, including sublease income and expenses for severance and other employee separation costs. Management estimates involve a number of risks and uncertainties, some of which are beyond control, including future real estate market conditions and the Company's ability to successfully enter into subleases or termination agreements with terms as favorable as those assumed when arriving at its estimates. The Company monitors these estimates and assumptions on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in its statement of operations in the period when such changes are known.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company is required to adopt ASU 2016-18 on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning with its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period. Subsequent to the adoption of ASU 2016-18, the change in restricted cash would be excluded from the change in cash flows from investing and financing activities and included in the change in total cash, restricted cash and cash equivalents as reported in the statement of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in its consolidated statements of cash flows to include restricted cash with cash and cash equivalents and it will retrospectively reclassify all periods presented.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”), which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year with early adoption permitted beginning after December 15, 2016. The updated standard is effective for interim and annual periods beginning after December 15, 2017. In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. ASU 20140-09 also includes Subtopic 340-40, "Other Assets and Deferred Costs - Contracts with Customers," which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASU 2014-09 and Subtopic 340-40 as the new standard.”
These standards will be effective for the Company's first quarter of 2018. The Company has determined that it will elect to adopt the standard using the modified retrospective method with the cumulative effect recognized as an adjustment to the opening balance of its accumulated deficit as of December 31, 2017. Prior periods will not be retrospectively adjusted and will continue to be reported under the accounting standards in effect for those periods. However, the Company will include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change.
The Company has substantially completed its assessment of the impact of the new standard but is still evaluating the adjustment to the opening balance of its accumulated deficit. The Company’s assessment will be finalized during the first quarter of 2018. The Company has performed an assessment of nearly all of its open customer contracts under the new guidance. The new standard will impact the Company's operations, policies and accounting in the areas of customer purchase commitments, contract termination rights, variable consideration, stand-alone selling price and capitalization of costs to obtain a contract.
To evaluate the impact of the new revenue standards on its accounting policies, internal controls, processes and system requirements, the Company assigned internal resources in addition to the engagement of third party service providers to assist in this evaluation. The Company has completed the implementation of a new IT solution as part of the adoption of the new standard. In addition, the Company has made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue standard. The Company is currently implementing the necessary operational and internal control structural changes.
3.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 30, 2017			As of December 31, 2016
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$20,371	$—	$20,371	$41,773	$—	$41,773
Certificates of deposit	—	240	240	—	1,881	1,881
Commercial paper	—	26,912	26,912	—	39,310	39,310
Corporate bonds	—	118,558	118,558	—	88,324	88,324
U.S. agency notes	—	5,480	5,480	—	11,759	11,759
U.S. treasuries	35,408	—	35,408	52,092	—	52,092
Foreign currency exchange forward contracts	—	—	—	—	187	187
Total assets	$55,779	$151,190	$206,969	$93,865	$141,461	$235,326
Liabilities
Foreign currency exchange forward contracts	$—	$(204)	$(204)	$—	$(71)	$(71)
During 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2. As of December 30, 2017 and December 31, 2016, none of the Company’s existing securities were classified as Level 3 securities.
In connection with the 2017 Restructuring Plan, the Company calculated the fair value of the $7.3 million in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. See Note 8, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements for more information on the 2017 Restructuring Plan.
As of December 30, 2017, the Company determined that its cost-method investment was impaired, resulting in an impairment charge of $1.9 million to adjust the carrying value to estimated fair value. The Company classified the fair value as a Level 3 measurement due to the significance of unobservable inputs. The Company used the guideline public company method and the guideline transaction method of the market approach to determine the implied total equity value on a minority interest basis. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. See Note 4, “Cost-method Investment,” to the Notes to Consolidated Financial Statements for more information.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, cash equivalents and investments were as follows (in thousands):

	December 30, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$87,991	$—	$—	$87,991
Money market funds	20,371	—	—	20,371
U.S. treasuries	7,984	—	(1)	7,983
Total cash and cash equivalents	$116,346	$—	$(1)	$116,345
Certificates of deposit	240	—	—	240
Commercial paper	26,924	—	(12)	26,912
Corporate bonds	90,685	—	(155)	90,530
U.S. agency notes	2,500	—	(11)	2,489
U.S. treasuries	27,495	—	(70)	27,425
Total short-term investments	$147,844	$—	$(248)	$147,596
Corporate bonds	28,186	—	(158)	28,028
U.S. agency notes	3,002	—	(11)	2,991
Total long-term investments	$31,188	$—	$(169)	$31,019
Total cash, cash equivalents and investments	$295,378	$—	$(418)	$294,960

	December 31, 2016
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$109,978	$—	$—	$109,978
Money market funds	41,773	—	—	41,773
Commercial paper	8,892	—	(1)	8,891
U.S. agency notes	1,999	—	—	1,999
Total cash and cash equivalents	$162,642	$—	$(1)	$162,641
Certificates of deposit	1,881	—	—	1,881
Commercial paper	30,425	—	(6)	30,419
Corporate bonds	63,097	1	(59)	63,039
U.S. agency notes	7,285	—	(8)	7,277
U.S. treasuries	39,093	9	(21)	39,081
Total short-term investments	$141,781	$10	$(94)	$141,697
Corporate bonds	25,374	—	(89)	25,285
U.S. agency notes	2,499	—	(16)	2,483
U.S. treasuries	13,032	2	(23)	13,011
Total long-term investments	$40,905	$2	$(128)	$40,779
Total cash, cash equivalents and investments	$345,328	$12	$(223)	$345,117
As of December 30, 2017, the Company’s available-for-sale investments have a contractual maturity term of up to 21 months. Gross realized gains and losses on short-term and long-term investments were

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insignificant for all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of December 30, 2017, the Company had $263.9 million of cash, cash equivalents and short-term investments, including $62.1 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

4.	Cost-method Investments
In 2016, the Company invested $7.0 million in a privately-held company. In addition, this investment included a customer supply agreement and warrants to purchase up to $10.0 million of additional shares of preferred stock. The warrants vest and become exercisable upon certain conditions being met. Additionally, in 2016, the Company recognized a gain of $9.0 million from the sale of an existing cost-method investment. As of December 30, 2017 and December 31, 2016, the Company's cost-method investment balance was $5.1 million and $7.0 million, respectively.
This investment is accounted for as cost-basis investments as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company regularly evaluates the carrying value of its cost-method investment for impairment. If the Company believes that the carrying value of the cost basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying consolidated statements of operations.
Based on the Company's review during the fourth quarter of 2017, it determined that the carrying amount of its cost-method investment exceeded its fair value and the decline in value was determined to be other-than-temporary. As a result, the Company recorded an impairment charge of $1.9 million to adjust the carrying value to estimated fair value.
During 2016 and 2015, no impairment charges were recorded as there had not been any events or changes in circumstances that the Company believed would have a significant adverse effect on the fair value of its investment.
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
During 2017, the Company also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pound and SEK. The contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
In April 2015, the Company entered into a foreign currency exchange forward contract with a notional amount of SEK 831 million ($95.3 million) to hedge currency exposures associated with the cash consideration of the offer to acquire Transmode. In July 2015, the Company entered into a series of additional foreign currency

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange option contracts to purchase up to an additional SEK 1.3 billion ($153.8 million) and to sell up to SEK 650 million ($76.9 million), which achieves the economic equivalent of a “participating forward” in order to hedge the anticipated foreign currency cash outflows associated with the additional cash consideration related to the enhanced offer to acquire the shares of Transmode. As these contracts are not formally designated as hedges, the gains and losses were recognized in the statement of operations. For 2015, the Company recorded a realized gain of $1.6 million, which was included in other gain (loss), net, in the accompanying consolidated statements of operations.
The before-tax effect of foreign currency exchange forward contracts was a loss of $3.5 million for 2017, a loss of $0.9 million for 2016 and a gain of $3.8 million in 2015, included in other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of December 30, 2017, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying consolidated statements of operations. These contracts were with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 30, 2017			As of December 31, 2016
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$24,794	$—	$(202)	$23,887	$137	$(71)
Related to British pound denominated receivables	$—	$—	$—	$6,353	$48	$—
Related to euro denominated restricted cash	$252	$—	$(2)	$242	$2	$—
Total		$—	$(204)		$187	$(71)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the year ended December 30, 2017 (in thousands):

Balance as of December 31, 2016	$176,760
Foreign currency translation adjustments	18,855
Accumulated impairment loss	—
Balance as of December 30, 2017	$195,615

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK.

Intangible Assets

The following table presents details of the Company’s intangible assets as of December 30, 2017 and December 31, 2016 (in thousands):

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$51,050	$(15,007)	$36,043	5.6
Developed technology	104,708	(48,563)	56,145	2.7
Total intangible assets	$155,758	$(63,570)	$92,188	3.9

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$220	$(220)	$—	0.0
Customer relationships	46,125	(7,793)	38,332	6.6
Developed technology	94,320	(24,715)	69,605	3.7
Other intangible assets	819	(567)	252	4.6
Total intangible assets with finite lives	$141,484	$(33,295)	$108,189	4.7
Acquired in-process technology	286	—	286
Total intangible assets	$141,770	$(33,295)	$108,475
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $26.6 million and $26.0 million for the years ended December 30, 2017 and December 31, 2016, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During 2017, the Company recorded an impairment charge to research and development expenses of $0.3 million related to other intangible assets, which the Company has determined that the carrying value will not be recoverable. During the first quarter of 2017, the Company transferred $0.3 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 30, 2017 (in thousands):

		Fiscal Years
	Total	2018	2019	2020	2021	2022 and Thereafter
Total future amortization expense	$92,188	$27,591	$26,968	$19,681	$7,194	$10,754

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of stand-by letters of credit and bank guarantees.

The following table provides details of selected balance sheet items (in thousands):

	December 30, 2017	December 31, 2016
Inventory:
Raw materials	$27,568	$33,158
Work in process	59,662	74,533
Finished goods	127,474	125,264
Total	$214,704	$232,955
Property, plant and equipment, net:
Computer hardware	$13,881	$12,775
Computer software(1)	32,521	26,779
Laboratory and manufacturing equipment	246,380	222,311
Land and building	12,347	—
Furniture and fixtures	2,474	2,075
Leasehold and building improvements	43,475	42,267
Construction in progress	34,816	33,633
Subtotal	$385,894	$339,840
Less accumulated depreciation and amortization(2)	(249,952)	(215,040)
Total	$135,942	$124,800
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$6,379	$5,555
Professional and other consulting fees	5,305	4,955
Taxes payable	3,707	2,384
Royalties	5,404	5,375
Restructuring accrual	5,490	—
Other accrued expenses	13,497	13,311
Total	$39,782	$31,580

(1)
Included in computer software at December 30. 2017 and December 31, 2016 were $11.4 million and $9.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at December 30, 2017 and December 31, 2016 were $4.7 million and $4.0 million, respectively.

(2)
Depreciation expense was $39.4 million, $35.5 million and $26.8 million (which includes depreciation of capitalized ERP costs of $1.7 million, $1.2 million and $1.2 million, respectively) for 2017, 2016 and 2015, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Restructuring and Other Related Costs
In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the “2017 Restructuring Plan”) in order to reduce expenses and establish a more cost-effective structure that better aligns the Company's operations with its long-term strategies. As part of the 2017 Restructuring Plan, the Company is making several changes it believes will help its research and development efficiency, with consolidation of its development sites, including closure of its Beijing, China design center, process changes to more broadly leverage the Company's engineering resources across regions and product line development, and prioritization of research and development initiatives. Outside of engineering, the Company has also made changes to allow it to operate more efficiently as it scales the business, including reducing the Company's facilities footprint and writing off certain equipment that will not be utilized in the future. Finally, the Company realigned its inventory levels to match its new technology cadence and go to market strategies. As of December 30, 2017, the 2017 Restructuring Plan had been substantially completed and we do not expect to record significant future charges under this plan in 2018.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2017 Restructuring Plan (in thousands):

	Year Ended
	December 30, 2017
	Cost of Revenue	Operating Expenses

Severance and related expenses	$1,510	$7,931
Facilities	—	7,300
Asset impairment	4,004	875
Inventory write-downs	13,627	—
Total	$19,141	$16,106
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	December 31, 2016	Charges	Cash	Non-cash Settlements and Other	December 30, 2017

Severance and related expenses	$—	$9,441	$(5,769)	$—	$3,672
Facilities	—	7,300	(180)	(173)	6,947
Asset impairment	—	4,879	—	(4,879)	—
Inventory write-downs	—	13,627	—	(13,627)	—
Total	$—	$35,247	$(5,949)	$(18,679)	$10,619
As of December 30, 2017, the Company's restructuring liability comprised of $6.9 million related to facility closures, with leases through January 2022, and $3.7 million of severance and related expenses, which are expected to be substantially paid in 2018.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Comprehensive Income (Loss)
Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 27, 2014	$(444)	$(3,414)	$(760)	$(4,618)
Other comprehensive loss before reclassifications	(62)	5,803	—	5,741
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	(62)	5,803	—	5,741
Balance at December 26, 2015	$(506)	$2,389	$(760)	$1,123
Other comprehensive income before reclassifications	297	(29,625)	(119)	(29,447)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive loss	297	(29,625)	(119)	(29,447)
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$(28,324)
Other comprehensive loss before reclassifications	(209)	34,787	—	34,578
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	(209)	34,787	—	34,578
Balance at December 30, 2017	$(418)	$7,551	$(879)	$6,254

10.	Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Infinera Corporation by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributable to Infinera Corporation per common share is computed using net income (loss) attributable to Infinera Corporation and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSU and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of the Notes from the conversion spread (as defined and discussed in Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable. In net loss periods, these potentially diluted common shares have been excluded from the diluted net loss calculation.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income (loss) per common share attributable to Infinera Corporation - basic and diluted (in thousands, except per share amounts):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Numerator:
Net income (loss) attributable to Infinera Corporation	$(194,506)	$(23,927)	$51,413
Denominator:
Basic weighted average common shares outstanding	147,878	142,989	133,259
Effect of dilutive securities:
Employee equity plans	—	—	5,686
Assumed conversion of convertible senior notes from conversion spread	—	—	4,226
Dilutive weighted average common shares outstanding	147,878	142,989	143,171

Net income (loss) per common share attributable to Infinera Corporation
Basic	$(1.32)	$(0.17)	$0.39
Diluted	$(1.32)	$(0.17)	$0.36
The Company incurred net losses during 2017 and 2016, and as a result, potential common shares from stock options, RSUs, PSUs, assumed release of outstanding stock under the ESPP and assumed conversion of the Notes from the conversion spread were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
During 2015, the Company included the dilutive effects of the Notes in the calculation of diluted net income per common share as the applicable average market price was above the conversion price of the Notes. The effects of other potentially dilutive common shares from stock options, RSUs, PSUs and assumed release of outstanding stock under the ESPP were not included in the calculation of diluted net income per share for 2015 because their effect were anti-dilutive under the treasury stock method or the performance condition of the award had not been met.
Prior to the fourth quarter of 2017, upon conversion of the Notes, the Company intended to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes were included in the Company's diluted net income per share calculation. In November 2017, the Company made an election to settle any remaining conversion obligation in cash. See Note 11, ”Convertible Senior Notes” to the Notes to Consolidated Financial Statements for more information.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	As of
	December 30, 2017	December 31, 2016	December 26, 2015
Stock options outstanding	1,461	2,042	8
Restricted stock units	6,856	5,302	415
Performance stock units	1,420	896	73
Employee stock purchase plan shares	810	1,010	225
Total	10,547	9,250	721

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Convertible Senior Notes
In May 2013, the Company issued the $150.0 million of 1.75% convertible senior notes due June 1, 2018 (the “Notes”), which will mature on June 1, 2018, unless earlier purchased by the Company or converted. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2013. The net proceeds to the Company were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes. To date, the Company has not utilized the net proceeds due to its sufficient cash position.
The Notes are governed by an indenture dated as of May 30, 2013 (the “Indenture”), between the Company, as issuer, and U.S. Bank National Association, as trustee. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of securities by the Company.
Upon conversion, it is the Company's intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes. For any remaining conversion obligation, the Company intends to pay cash. For all conversions that occur on or after December 1, 2017, the Company has elected a cash settlement method. The current conversion rate is 79.4834 shares of common stock per $1,000 principal amount of Notes, subject to anti-dilution adjustments. The initial conversion price is approximately $12.58 per share of common stock.
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

•
during the five business day period after any 5 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying amounts of the debt obligation were as follows (in thousands):

	December 30, 2017	December 31, 2016
Principal	$150,000	$150,000
Unamortized discount (1)	(4,670)	(15,114)
Unamortized issuance cost (1)	(402)	(1,300)
Net carrying amount	$144,928	$133,586

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 5 months.

As of December 30, 2017 and December 31, 2016, the carrying amount of the equity component of the Notes was $43.3 million.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Contractual interest expense	$2,625	$2,625	$2,625
Amortization of debt issuance costs	898	813	735
Amortization of debt discount	10,444	9,447	8,546
Total interest expense	$13,967	$12,885	$11,906
The coupon rate was 1.75%. For the years ended December 30, 2017 and December 31, 2016, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Notes maturing on June 1, 2018, the net carrying amount was reclassified from long-term debt to short-term debt in the Company's consolidated balance sheets during the second quarter of 2017. As of December 30, 2017, the fair value of the Notes was $149.1 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on December 29, 2017. The Notes are classified as Level 2 of the fair value hierarchy.
During the third quarter of 2017, the closing price of the Company's common stock did not meet the Stock Price Conversion Trigger; therefore, holders of the Notes could not convert their Notes during the fourth quarter of 2017 pursuant to the Stock Price Conversion Trigger. The Notes became convertible at the option of the holders beginning on December 1, 2017 and will be convertible until the close of business on the second scheduled trading day immediately preceding the maturity date. Based on the closing price of the Company’s common stock of $6.33 on December 29, 2017 (the last trading day of the fiscal quarter), the if-converted value of the Notes did not exceed their principal amount.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 10 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $3.5 million and $3.6 million as of December 30, 2017 and December 31, 2016, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $12.0 million, $8.6 million and $7.2 million for 2017, 2016 and 2015, respectively. The Company did not have any sublease rental income for 2017, 2016 and 2015.
Future annual minimum operating lease payments at December 30, 2017 were as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease payments	$11,319	$10,015	$8,595	$2,306	$413	$61	$32,709

In the fourth quarter of 2017, the Company implemented the 2017 Restructuring Plan, which included vacating certain leased facilities. See Note 8, "Restructuring and Other Related Costs," to the Notes to Consolidated Financial Statements for more information.
Purchase Commitments
The Company has service agreements with its major production suppliers, where the Company is committed to purchase certain parts. These obligations are typically less than the Company’s purchase needs. As of December 30, 2017, December 31, 2016 and December 26, 2015, these non-cancelable purchase commitments were $96.1 million, $111.9 million and $137.4 million, respectively.
Future purchase commitments at December 30, 2017 were as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Purchase obligations	$96,053	$—	$—	$—	$—	$—	$96,053
The contractual obligation tables above exclude tax liabilities of $2.9 million related to uncertain tax positions because the Company cannot reliably estimate the timing and amount of future payments, if any.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit, and intends to defend this action vigorously. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. On October 23, 2017, the Company filed a petition for Inter Partes Review (“IPR”) of one of the Oyster Optics patents in suit, U.S. Patent No. 8,913,898 (the “'898 patent”), with the U.S. Patent and Trademark Office, and, on December 1, 2017, the Company filed a second petition for IPR of the '898 patent. Other defendants have filed IPR petitions in connection with the Oyster Optics patents in suit. The Court has set a trial date for June 2018. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 30, 2017, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
In addition, the Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned intellectual property indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. These indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically, the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.
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

13.Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 30, 2017	December 31, 2016
Beginning balance	$40,342	$38,844
Charges to operations	18,283	25,135
Utilization	(14,985)	(16,884)
Change in estimate(1)	(12,731)	(6,753)
Balance at the end of the period	$30,909	$40,342

(1)
The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair. As the Company's products mature over time, failure rates and repair costs generally decline leading to favorable changes in warranty reserves. In addition, during 2017, due to product quality improvements, the Company revised certain estimates used in calculating its product warranties that resulted in a one-time reduction to the warranty accrual of $2.2 million.

Letters of Credit and Bank Guarantees
The Company had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017. These consisted of $2.2 million related to customer performance guarantees, $1.3 million value added tax and customs' licenses, and $0.7 million related to property leases. The Company had $8.7 million of standby letters of credit and bank guarantees outstanding as of December 31, 2016. These consisted of $4.5 million related to property leases, $3.1 million related to customer performance guarantees and $1.1 million related to a value added tax and customs authorities' licenses.

As of December 30, 2017 and December 31, 2016, the Company has a line of credit for approximately $1.6 million and $1.1 million, respectively, to support the issuance of letters of credit, of which zero and $0.3 million had been issued and outstanding, respectively. The Company has pledged approximately $5.2 million and $4.5 million of assets of a subsidiary to secure this line of credit and other obligations as of December 30, 2017 and December 31, 2016, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Stockholders’ Equity
2007 Equity Incentive Plan, 2016 Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan, however the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of December 30, 2017, options to purchase 1.4 million shares of the Company's common stock were outstanding and 2.7 million RSUs were outstanding under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares. As of December 30, 2017, the Company reserved a total of 13.9 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors.
The ESPP was adopted by the board of directors in February 2007 and approved by the stockholders in May 2007. The ESPP was last amended by the stockholders in May 2014 to increase the shares authorized under the ESPP to a total of 16.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 30, 2017
Outstanding stock options and awards	9,555
Reserved for future option and award grants	9,480
Reserved for future ESPP	2,524
Total common stock reserved for stock options and awards	21,559

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	4,298	$7.29	$32,833
Options granted	—	$—
Options exercised	(1,787)	$7.33	$21,566
Options canceled	—	$—
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Options granted	—	$—
Options exercised	(825)	$4.97	$4,433
Options canceled	(31)	$12.46
Outstanding at December 31, 2016	1,655	$8.30	$965
Options granted	—	$—
Options exercised	(196)	$7.78	$373
Options canceled	(62)	$14.11
Outstanding at December 30, 2017	1,397	$8.11	$1
Exercisable at December 30, 2017	1,397	$8.11	$1

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	6,042	$8.14	$90,085
RSUs granted	2,202	$18.48
RSUs released	(3,035)	$7.88	$53,892
RSUs canceled	(277)	$10.95
Outstanding at December 26, 2015	4,932	$12.76	$91,285
RSUs granted	2,992	$13.94
RSUs released	(2,303)	$11.06	$26,407
RSUs canceled	(328)	$13.90
Outstanding at December 31, 2016	5,293	$14.10	$44,939
RSUs granted	4,281	$9.66
RSUs released	(2,198)	$13.56	$20,791
RSUs canceled	(585)	$13.24
Outstanding at December 30, 2017	6,791	$11.55	$42,988

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 27, 2014	876	$7.49	$13,067
PSUs granted	332	$18.23
PSU performance earned(1)	129	$7.32
PSUs released	(413)	$7.00	$7,231
PSUs canceled	(193)	$8.03
Outstanding at December 26, 2015	731	$12.35	$13,540
PSUs granted	647	$15.28
PSU performance earned(1)	234	$12.28
PSUs released	(614)	$11.34	$8,077
PSUs canceled	(94)	$15.18
Outstanding at December 31, 2016	904	$14.13	$7,672
PSUs granted	916	$10.88
PSUs released	(26)	$11.83	$225
PSUs canceled	(427)	$12.20
Outstanding at December 30, 2017	1,367	$16.28	$8,651
Expected to vest as of December 30, 2017	55		$348

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $6.33 at December 29, 2017 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $6.33 at December 29, 2017. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 30, 2017. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
Stock options	$1	0.04
RSUs	$56,474	2.5
PSUs	$9,620	1.5

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 30, 2017.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$6.30 - $ 7.25	261	1.65	$6.88	261	$6.88
$7.45 - $ 7.61	270	1.38	$7.51	270	$7.51
$7.68 - $ 8.19	235	2.45	$8.07	235	$8.07
$ 8.58	509	3.12	$8.58	509	$8.58
$9.02 - $13.54	122	1.54	$10.22	122	$10.23
	1,397	2.26	$8.11	1,397	$8.11
Employee Stock Options
The weighted-average remaining contractual term of options outstanding and exercisable was 2.3 years as of December 30, 2017. The Company did not grant any stock options during 2017, 2016 or 2015. Total fair value of stock options granted to employees and directors that vested during 2017 and 2016 was insignificant in both periods and was approximately $0.2 million 2015 based on the grant date fair value. Amortization of stock-based compensation expense related to stock options in 2017 and 2016 was insignificant in both periods, and was $0.2 million in 2015.
The estimated values of stock options, as well as assumptions used in calculating these values were based on estimates as follows (expense amounts in thousands):

Year Ended
Employee and Director Stock Options	December 27, 2014
Volatility	52%
Risk-free interest rate	1.3%
Expected life	4.3 years
Estimated fair value	3.85

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Volatility	47% - 51%	56% - 67%	39% - 53%
Risk-free interest rate	0.81% - 1.16%	0.51% - 0.52%	0.13% - 0.26%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.44 - $3.46	$3.16 - $4.53	$5.15 - $6.43

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Stock-based compensation expense	$6,049	$6,094	$4,472
Employee contributions	$16,410	$13,609	$12,253
Shares purchased	2,140	1,369	1,229
Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2017, 2016 and 2015 was approximately $30.5 million, $29.6 million and $22.9 million, respectively.
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
The ranges of estimated values of the PSUs granted that are compared to the SPGIIPTR, as well as the assumptions used in calculating these values were based on estimates as follows:

	2017	2016	2015
Index	SPGIIPTR	SPGIIPTR	SPGIIPTR
Index volatility	33% - 34%	18%	18% - 19%
Infinera volatility	55% - 56%	55%	48%
Risk-free interest rate	1.41% - 1.63%	0.95% - 1.07%	0.97% - 1.10%
Correlation with index	0.10 - 0.49	0.58 - 0.59	0.52
Estimated fair value	$15.23 - $17.35	$10.31 - $16.62	$18.08 - $19.29

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the year ended December 30, 2017 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2014	2015	2016	2017
Outstanding at December 31, 2016	904	123	148	633	—
PSUs granted	916	—	—	—	916
PSUs released	(26)	(20)	(6)	—	—
PSUs canceled	(427)	(102)	(65)	(213)	(47)
Outstanding at December 30, 2017	1,367	1	77	420	869

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.
Amortization of stock-based compensation expense related to PSUs in 2017, 2016 and 2015 was approximately $9.5 million, $6.6 million and $5.0 million, respectively.

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Stock-based compensation effects in inventory	$5,255	$4,911	$3,129
Stock-based compensation effects in fixed assets	$41	$67	$93

Stock-based compensation effects in net income (loss) before income taxes
Cost of revenue	$3,065	$2,966	$2,405
Research and development	15,845	13,732	11,055
Sales and marketing	11,288	11,043	8,081
General and administrative	10,776	9,295	7,354
	$40,974	$37,036	$28,895
Cost of revenue—amortization from balance sheet (1)	4,746	3,497	3,685
Total stock-based compensation expense	$45,720	$40,533	$32,580

(1)	Represents stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes
The following is a geographic breakdown of the provision for (benefit from) income taxes (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Current:
Federal	$—	$32	$—
State	69	861	1,239
Foreign	4,679	2,288	3,482
Total current	$4,748	$3,181	$4,721
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(6,178)	(7,932)	(3,640)
Total deferred	$(6,178)	$(7,932)	$(3,640)
Total provision (benefit)	$(1,430)	$(4,751)	$1,081
Loss before provision for income taxes from international operations was $22.6 million, $23.1 million and $6.3 million, respectively, for the years ended December 30, 2017, December 31, 2016 and December 26, 2015.
The provisions for (benefit from) income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Expected tax (benefit) at federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	—%	2.2%	1.5%
Research credits	(1.8)%	(8.9)%	(5.0)%
Stock-based compensation	6.0%	22.3%	9.6%
Change in valuation allowance	26.8%	(5.9)%	(43.0)%
Foreign rate differential	3.3%	9.4%	4.0%
Other	—%	(0.4)%	—%
Effective tax rate	(0.7)%	(16.3)%	2.1%
The Company recognized an income tax benefit of $1.4 million on a loss before income taxes of $195.9 million, income tax benefit of $4.8 million on a loss before income taxes of $29.2 million and income tax expense of $1.1 million on income before income taxes of $52.0 million in fiscal years 2017, 2016 and 2015, respectively. The resulting effective tax rates were (0.7)%, (16.3)% and 2.1% for 2017, 2016 and 2015, respectively. The 2017 and 2016 effective tax rates differ from the expected statutory rate of 35% based on the Company's ability to benefit U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The lower 2017 income tax benefit compared to the 2016 income tax benefit primarily relates to a lower acquisition related amortization expenses and lower state income taxes offset by an increase in tax reserves, and taxable foreign profits in certain jurisdictions. The tax benefit for 2016 compared to tax expense in 2015 is primarily due to acquisition related

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization expenses and charges lower state taxes, and reduction in tax reserves, offset by an increase in taxable foreign profits.
Because of the Company's U.S. operating loss in 2017 and significant loss carryforward position with a corresponding full valuation allowance in 2016 and 2015, it has not been subject to federal or state tax on U.S. income because of the availability of loss carryforwards, with the exception of amounts for certain states’ taxes for which the losses are limited by statute or amount in 2016 and more significantly in 2015, and federal and state taxes associated with a discontinued US subsidiary. If these losses and other tax attributes become fully utilized, taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities.
On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering the federal corporate income tax rate from 35% to 21% effective January 1, 2018, while also imposing a repatriation tax on deemed repatriated earnings of the Company's foreign subsidiaries in 2017, and implementing a quasi-territorial tax system on future foreign earnings.
On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, which resulted in no tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities from 35% to 21% to reflect the new corporate tax rate. Additionally, the Company has provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of its foreign subsidiaries, as a reasonable estimate at December 30, 2017. Additional work may be necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings. Any subsequent adjustment to these amounts will be recorded in 2018 when the analysis is complete.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows, reduced by the effects of the change in the U.S. corporate tax rate from 35% to 21%, as applicable (in thousands):

	Years Ended
	December 30, 2017	December 31, 2016
Deferred tax assets:
Net operating losses	$66,122	$77,670
Research and foreign tax credits	74,434	47,405
Nondeductible accruals	28,801	42,507
Inventory valuation	29,197	30,449
Property, plant and equipment	1,919	1,692
Intangible assets	3	119
Stock-based compensation	6,325	9,412
Total deferred tax assets	$206,801	$209,254
Valuation allowance	(205,241)	(200,476)
Net deferred tax assets	$1,560	$8,778
Deferred tax liabilities:
Depreciation	(67)	(239)
Accruals, reserves and prepaid expenses	(1,154)	(4,008)
Acquired intangible assets	(20,348)	(24,088)
Convertible senior notes	(1,191)	(5,653)
Total deferred tax liabilities	$(22,760)	$(33,988)
Net deferred tax liabilities	$(21,200)	$(25,210)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 30, 2017 and December 31, 2016. The net deferred tax assets and full valuation allowance thereon as of December 30, 2017 reflects a reduction of approximately $66.1 million due to a lower effective tax rate under the Tax Act.
To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
As of December 30, 2017, the Company has net operating loss carryforwards of approximately $273.1 million for federal tax purposes and $138.8 million for state tax purposes. The carryforward balance reflects expected generation of both federal and state net operating losses for the year ended December 30, 2017. Federal net operating loss carryforwards will begin to expire in 2025 while certain unutilized California losses have expired in 2017. Additionally, the Company has federal research and development and foreign tax credits, and California research and development credits available to reduce future income taxes payable of approximately $52.6 million and $43.2 million, respectively, as of December 30, 2017. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credits available of $2.7 million to offset future Canadian income tax payable as of December 30, 2017. Federal credits will begin to expire in the year 2022 if not utilized and California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2030 if not fully utilized.
Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 30, 2017, the Company had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against its taxable profits earned to date.
Prior to the enactment of the Tax Act, the Company’s policy with respect to undistributed foreign subsidiaries’ earnings was to consider those earnings to be indefinitely reinvested. Under the Tax Act, undistributed earnings of foreign subsidiaries are deemed to be repatriated for U.S. corporate tax purposes and a one-time toll tax at a reduced U.S. corporate tax rate is applicable in 2017. However, because of the aggregated net tax loss of our foreign subsidiaries, no tax is accruable in 2017. If and when funds are actually distributed in the form of dividends or otherwise, foreign withholding taxes may be applicable in some jurisdictions. The Company's policy with respect to certain undistributed foreign subsidiaries’ earnings is to continue to consider those earnings to be indefinitely reinvested and therefore the Company has not accrued such withholding taxes.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 30, 2017	December 31, 2016	December 26, 2015
Beginning balance	$22,282	$19,130	$16,978
Tax position related to current year
Additions	2,234	2,548	2,891
Tax positions related to prior years
Additions	—	1,292	—
Reductions	(4,728)	—	(497)
Lapses of statute of limitations	(2)	(688)	(242)
Ending balance	$19,786	$22,282	$19,130
As of December 30, 2017, the cumulative unrecognized tax benefit was $19.8 million, of which $16.9 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 30, 2017, approximately $2.9 million, if recognized, would impact the Company’s effective tax rate.
As of December 30, 2017, December 31, 2016 and December 26, 2015, the Company had $0.7 million, $0.5 million and $0.5 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.2 million was included in the Company’s provision for income taxes in each of the years ended December 30, 2017, December 31, 2016 and December 26, 2015, respectively.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2002 and forward.

The Company has received assessments of tax resulting from transfer pricing examinations in India for most years in the range of fiscal years ending March 2005 through March 2014. While some of the assessment years have been settled with no change from the original tax return position, the Company intends to appeal all

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining assessment years, and does not expect a significant adjustment to unrecognized tax benefits as a result of these inquiries. The Company believes that the resolution of these disputed issues will not have a material impact on our financial statements.

Included in the balance of income tax liabilities, accrued interest and penalties at December 30, 2017 is $0.4 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth revenue and long-lived assets by geographic region (in thousands):
Revenue

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015
United States	$428,592	$541,889	$602,433
Other Americas	20,070	40,036	65,075
Europe, Middle East and Africa	234,972	243,783	174,380
Asia Pacific and Japan	57,105	44,427	44,826
Total revenue	$740,739	$870,135	$886,714
Property, plant and equipment, net

	December 30, 2017	December 31, 2016
United States	$128,582	$117,715
Other Americas	661	218
Europe, Middle East and Africa	3,527	3,822
Asia Pacific and Japan	3,172	3,045
Total property, plant and equipment, net	$135,942	$124,800

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Employee Benefit Plan
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $2.2 million, $2.1 million and $1.7 million for 2017, 2016 and 2015, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2017, 2016 and 2015.
In connection with the Company's acquisition of Transmode during the third quarter of 2015, the Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $3.3 million for 2017, $2.6 million for 2016 and $0.8 million from the Acquisition Date through December 26, 2015.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2017 and 2016. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
		2017			2016
	Dec. 30	Sep. 30	Jul. 1	Apr. 1	Dec. 31	Sep. 24	Jun. 25	Mar. 26

			(In thousands, except per share data)
Revenue:
Product	$160,543	$159,579	$143,360	$147,053	$151,365	$156,188	$227,532	$216,082
Services	35,273	33,001	33,461	28,469	29,678	29,264	31,290	28,736
Total revenue	195,816	192,580	176,821	175,522	181,043	185,452	258,822	244,818
Cost of revenue:
Cost of product	115,681	111,803	100,302	99,332	101,702	91,064	122,438	118,062
Cost of services	13,708	12,951	11,687	12,134	10,309	9,786	12,638	10,418
Restructuring and other related costs	19,141	—	—	—	—	—	—	—
Total cost of revenue	148,530	124,754	111,989	111,466	112,011	100,850	135,076	128,480
Gross profit	47,286	67,826	64,832	64,056	69,032	84,602	123,746	116,338
Operating expenses	117,793	102,074	105,337	101,883	114,900	95,461	107,664	101,467
Income (loss) from operations	(70,507)	(34,248)	(40,505)	(37,827)	(45,868)	(10,859)	16,082	14,871
Other income (expense), net	(4,449)	(2,772)	(2,846)	(2,782)	5,589	(2,854)	(3,295)	(2,847)
Income (loss) before income taxes	(74,956)	(37,020)	(43,351)	(40,609)	(40,279)	(13,713)	12,787	12,024
Provision for (benefit from) income taxes	(971)	211	(512)	(158)	(4,026)	(2,416)	1,475	216
Net income (loss)	$(73,985)	$(37,231)	$(42,839)	$(40,451)	$(36,253)	$(11,297)	$11,312	$11,808
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—	(125)	(171)	(207)
Net income (loss) attributable to Infinera Corporation	$(73,985)	$(37,231)	$(42,839)	$(40,451)	$(36,253)	$(11,172)	$11,483	$12,015
Net income (loss) per common share attributable to Infinera Corporation
Basic	$(0.50)	$(0.25)	$(0.29)	$(0.28)	$(0.25)	$(0.08)	$0.08	$0.09
Diluted	$(0.50)	$(0.25)	$(0.29)	$(0.28)	$(0.25)	$(0.08)	$0.08	$0.08
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal year 2017 was a 52-week year that ended on December 30, 2017. Fiscal year 2016 was a 53-week year that ended on December 31, 2016, and 2015 was a 52-week year that ended on December 26, 2015. The quarters for fiscal years 2017 and 2015 were 13-week quarters, and the quarters for fiscal year 2016 were 14-week quarters.
During the fourth quarter of 2016, the Company recorded an impairment charge of $11.3 million related to in-process research and development, resulting from the Company's decision to abandon previously acquired in-process technologies. Additionally, during the same period, the Company recognized a gain of $9.0 million on the sale of a cost-method investment.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the 2017 Restructuring Plan implemented during the fourth quarter of 2017, the Company incurred charges of $19.1 million within cost of revenue, including inventory write-downs of $13.6 million, manufacturing equipment impairments of $4.0 million, and severance related charges of $1.5 million. Within operating expenses, the Company recorded charges of $16.1 million, including $7.9 million of severance related costs, $7.3 million of facilities impairment costs and test equipment impairments of $0.9 million. For more information, see Note 8, “Restructuring and Other Related Costs,” to the Notes to Consolidated Financial Statements.
During the fourth quarter of 2017, the carrying amount of the Company's cost-method investment exceeded its fair value and the decline in value was determined to be other-than-temporary. As a result, the Company recorded an impairment charge of $1.9 million during the fourth quarter of 2017.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 30, 2017, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our fiscal year 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of the end of fiscal year 2017 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive offers, refer to the section entitled “Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 30, 2017	December 31, 2016	December 26, 2015

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$200,476	$169,240	$199,698
Additions	31,759	31,913	15,266
Reductions	(26,994)	(677)	(45,724)
Ending balance	$205,241	$200,476	$169,240
Allowance for doubtful accounts
Beginning balance	$772	$630	$38
Additions	138	772	657
Reductions	(18)	(630)	(65)
Ending balance	$892	$772	$630
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.
See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 29, 2016.
4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
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

10.2*	2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.3*
Infinera Corporation 2007 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (no. 001-33486), filed with the SEC on February 23, 2017.

10.4*
Form of 2007 Employee Stock Purchase Plan Subscription Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (no. 001-33486), filed with the SEC on May 20, 2014.

10.5*	Bonus Plan, incorporated by reference herein to Exhibit 10.1 of the Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
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

10.10*
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

10.12*	Executive Clawback Policy, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.
10.13
Purchase Agreement dated May 23, 2013, between the Registrant and Morgan Stanley and Co. LLC and Goldman, Sachs & Co., as representatives of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 24, 2013.

10.14*	Executive Severance Policy, incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.15*	Infinera Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 30, 2017.

Exhibit No.	Description
10.16*
Form of Notice of Grant of Restricted Stock Units under the 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2016.

10.17*
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
Dated: February 27, 2018

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

Name and Signature	Title	Date

/s/ THOMAS J. FALLON	Chief Executive Officer, Principal Executive Officer and Director	February 27, 2018
Thomas J. Fallon

/s/ BRAD D. FELLER	Chief Financial Officer, Principal Financial and Accounting Officer	February 27, 2018
Brad D. Feller

/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Strategy and Technology Officer and Director	February 27, 2018
David F. Welch, Ph.D.

/s/ KAMBIZ Y. HOOSHMAND	Chairman of the Board	February 27, 2018
Kambiz Y. Hooshmand

/s/ JOHN P. DAANE	Director	February 27, 2018
John P. Daane

/s/ MARCEL GANI	Director	February 27, 2018
Marcel Gani

/s/ PAUL J. MILBURY	Director	February 27, 2018
Paul J. Milbury

/s/ RAJAL M. PATEL	Director	February 27, 2018
Rajal M. Patel

/s/ MARK A. WEGLEITNER	Director	February 27, 2018
Mark A. Wegleitner