Form 10-Q
period 2018-03-31
INFINERA Corp
filed 2018-05-10
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33486
INFINERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Caspian Court Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)
(408) 572-5200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2018, 151,280,586 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$151,436	$116,345
Short-term investments	112,886	147,596
Accounts receivable, net of allowance for doubtful accounts of $916 in 2018 and $892 in 2017	161,541	126,152
Inventory	215,888	214,704
Prepaid expenses and other current assets	44,362	43,140
Total current assets	686,113	647,937
Property, plant and equipment, net	135,196	135,942
Intangible assets	83,958	92,188
Goodwill	192,562	195,615
Long-term investments	18,383	31,019
Cost-method investment	5,110	5,110
Other non-current assets	11,335	9,859
Total assets	$1,132,657	$1,117,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,776	$58,124
Accrued expenses	51,955	39,782
Accrued compensation and related benefits	46,911	45,751
Short-term debt, net	147,946	144,928
Accrued warranty	14,022	13,670
Deferred revenue	58,460	72,421
Total current liabilities	397,070	374,676
Accrued warranty, non-current	16,826	17,239
Deferred revenue, non-current	13,181	22,502
Deferred tax liability	19,398	21,609
Other long-term liabilities	14,973	16,279
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 31, 2018 and December 30, 2017
Issued and outstanding shares – 151,163 as of March 31, 2018 and 149,471 as of December 30, 2017	151	149
Additional paid-in capital	1,438,700	1,417,043
Accumulated other comprehensive income	1,313	6,254
Accumulated deficit	(768,955)	(758,081)
Total stockholders' equity	671,209	665,365
Total liabilities and stockholders’ equity	$1,132,657	$1,117,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue:
Product	$171,629	$147,053
Services	31,052	28,469
Total revenue	202,681	175,522
Cost of revenue:
Cost of product	107,665	99,332
Cost of services	12,831	12,134
Restructuring and other related costs	17	—
Total cost of revenue	120,513	111,466
Gross profit	82,168	64,056
Operating expenses:
Research and development	58,681	55,083
Sales and marketing	30,492	29,441
General and administrative	17,836	17,359
Restructuring and other related credits	(163)	—
Total operating expenses	106,846	101,883
Loss from operations	(24,678)	(37,827)
Other income (expense), net:
Interest income	897	751
Interest expense	(3,683)	(3,403)
Other gain (loss), net	506	(130)
Total other income (expense), net	(2,280)	(2,782)
Loss before income taxes	(26,958)	(40,609)
Benefit from income taxes	(678)	(158)
Net loss	(26,280)	(40,451)
Net loss per common share:
Basic	$(0.17)	$(0.28)
Diluted	$(0.17)	$(0.28)
Weighted average shares used in computing net loss per common share:
Basic	150,333	145,786
Diluted	150,333	145,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(26,280)	$(40,451)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	(125)	(82)
Foreign currency translation adjustment	(4,816)	6,217
Net change in accumulated other comprehensive income (loss)	(4,941)	6,135
Comprehensive loss	$(31,221)	$(34,316)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities:
Net loss	$(26,280)	$(40,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,976	15,951
Non-cash restructuring and other related credits	(81)	—
Amortization of debt discount and issuance costs	3,018	2,730
Impairment of intangible assets	—	252
Stock-based compensation expense	10,983	10,877
Other loss (gain)	84	60
Changes in assets and liabilities:
Accounts receivable	(30,928)	26,366
Inventory	(2,329)	(326)
Prepaid expenses and other assets	(3,950)	(5,767)
Accounts payable	19,286	(3,180)
Accrued liabilities and other expenses	(6,181)	(16,425)
Deferred revenue	5,293	12,943
Net cash provided by (used in) operating activities	(14,109)	3,030
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,986)	(84,422)
Proceeds from maturities of investments	50,168	46,679
Purchase of property and equipment	(8,019)	(14,743)
Net cash provided by (used in) investing activities	39,163	(52,486)
Cash Flows from Financing Activities:
Acquisition of noncontrolling interest	—	(471)
Proceeds from issuance of common stock	10,644	9,808
Minimum tax withholding paid on behalf of employees for net share settlement	(97)	(151)
Net cash provided by financing activities	10,547	9,186
Effect of exchange rate changes on cash and restricted cash	(58)	1,337
Net change in cash, cash equivalents and restricted cash	35,543	(38,933)
Cash, cash equivalents and restricted cash at beginning of period	121,486	177,580
Cash, cash equivalents and restricted cash at end of period(1)	$157,029	$138,647
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,537	$1,553
Cash paid for interest	$9	$3
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$893	$138

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	March 31, 2018	April 1, 2017

	(In thousands)
Cash and cash equivalents	$151,436	$125,658
Short-term restricted cash	84	7,908
Long-term restricted cash	5,509	5,081
Total cash, cash equivalents and restricted cash	$157,029	$138,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
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
This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended March 31, 2018, two customers individually accounted for 29% and 11% of the Company's total revenue and for the corresponding period in 2017, one customer accounted for 19% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the three months ended March 31, 2018 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, with the exception of the Company's revenue recognition policy. Effective December 31, 2017, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of the adoption of these standards on the Company's policy for revenue recognition.
The Company adopted Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), during the first quarter of fiscal 2018, using the retrospective transition approach. Restricted cash in the prior period has been included with cash and cash equivalents when reconciling the beginning and ending total amounts on the statement of cash flows for the three months ended April 1, 2017, to conform to the current period presentation. The adoption of ASU 2016-18 did not have a material impact on the cash flow activity presented on the Company's condensed consolidated statement of cash flows.

2.	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed in December 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the transition tax and deferred tax re-measurements to be incomplete due to the forthcoming guidance and the ongoing analysis of final year-end data and tax positions. The Company expects to complete the analysis within the measurement period in accordance with SAB 118. In March 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SAB 118 and added such SEC guidance to Accounting Standards Codification 740, “Income Taxes, codified under the title: Income Tax Accounting Implications of the Tax Cuts and Jobs Act.”
In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The Company's adoption of ASU 2017-09 during its first quarter of 2018 had no impact on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of fiscal 2018, using the retrospective transition approach. See the condensed consolidated statements of cash flows for a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts on the condensed consolidated statements of cash flows.
In May 2016, the FASB issued Accounting Standards Update 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” (“ASU 2016-11”), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The Company adopted ASU 2016-11 during the first quarter of 2018. See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for more information.
In May 2014, the FASB issued ASC 606, which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASC 606, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASC 606 by one year with early adoption permitted beginning after December 15, 2016. The updated standard is effective for interim and annual periods beginning after December 15, 2017. In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to increase stakeholders' awareness of the proposals and to expedite improvements to ASC 606. ASC 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers,” which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and Subtopic 340-40 as “ASC 606.” The Company adopted ASC 606 as of December 31, 2017 using the modified retrospective transition method applied to those contracts that were not completed as of December 31, 2017. See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for more information.

Accounting Pronouncements Not Yet Effective
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

3.	Revenue Recognition
Effective December 31, 2017, the Company adopted ASC 606, using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company determines revenue recognition by applying the following five-step approach:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements. Network operations management includes the day-to-day operation of a customer's network. These services are generally delivered on an annual basis. The Company evaluates each promised good and service in a contract to determine whether it represents a distinct performance obligation or should be accounted for as a combined performance obligation.
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, network operations management, extended hardware warranty services and training. Revenue from software subscription, spares management, on-site hardware replacement services, network operations management and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year, as services are provided over the course of the entire period. Revenue related to training and installation and deployment services is recognized upon completion of the services.
Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. The Company typically satisfies its performance obligations upon shipment or delivery of product depending on the contractual terms. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer.
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are recorded as a reduction to revenue.
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
ASC 606 Adoption
The Company recorded a net reduction to the opening balance of its accumulated deficit of $15.4 million as of December 31, 2017 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its services revenue. The impact to revenue for the three months ended March 31, 2018 was a decrease of $3.2 million as a result of applying ASC 606. The details of the significant changes and quantitative impact of the Company’s adoption of ASC 606 are set out below.
Customer Purchase Commitments
The Company makes available software licenses that are non-essential to the functionality of the hardware by providing customers the ability to purchase incremental bandwidth capacity. Line modules generally include a specific initial capacity and incremental capacity can be added by the purchase of Infinera Instant Bandwidth (“IB”) licenses. IB licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
Some contracts commit the customer to purchase incremental IB licenses within a specified time frame from the initial line module shipment. The time frame varies by customer and ranges between 12 to 24 months. If the customer does not purchase the additional capacity within the time frame as stated in the contract, the Company has the right to deliver and invoice such IB licenses to the customer. Under ASC 605, the additional incremental licenses were not included as an element of the initial arrangement because fees for the future purchase were not fixed. Under ASC 606, future committed licenses are considered to be additional performance obligations when a minimum purchase obligation is present, as evidenced by enforceable rights and obligations. As such, the Company is required to estimate the variable consideration for future IB licenses as part of determining the contract transaction price.
Contract Termination Rights
The contract term is determined on the basis of the period over which the parties to the contract have present enforceable rights and obligations. Certain customer contracts include a termination for convenience clause that allows the customer to terminate services without penalty, upon advance notification. The Company concluded that the duration of support contracts do not extend beyond the non-cancellable portion of the contract.
Variable Consideration
The consideration associated with customer contracts is generally fixed. Variable consideration includes discounts, rebates, refunds, credits, incentives, penalties, or other similar items. The amount of consideration that can vary is not a substantial portion of total consideration.
Variable consideration estimates will be re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration will be applied on a retrospective basis, with the adjustment recorded in the period in which the change occurs. Changes to variable consideration will be tracked and material changes disclosed.
Stand-alone Selling Price
Stand-alone selling price is the price at which an entity would sell a good or service on a stand-alone (or separate) basis at contract inception. Under the model, the observable price of a good or service sold separately provides the best evidence of stand-alone selling price. However, in certain situations, stand-alone selling prices will not be readily observable and the entity must estimate the stand-alone selling price.
When allocating on a relative stand-alone selling price basis, any discount provided in the contract is generally allocated proportionately to all of the performance obligations in the contract.
The majority of products and services offered by the Company have readily observable selling prices. For products and services that do not, the Company generally estimates stand-alone selling price using the market assessment approach based on expected selling price and adjusts those prices as necessary to reflect the Company’s costs and margins. As part of its stand-alone selling price policy, the Company reviews product pricing on a periodic basis to identify any significant changes and revise its expected selling price assumptions as appropriate.
Shipping and Handling
The Company treats shipping and handling activities as costs to fulfill the Company's promise to transfer products. Shipping and handling fees billed to customers are recorded as a reduction to cost of product.
Capitalization of Costs to Obtain a Contract
The Company has assessed the treatment of costs to obtain or fulfill a contract with a customer. Sales commissions have historically been expensed as incurred. Under ASC 606, the Company capitalizes sales commissions related to multi-year service contracts and amortizes the asset over the period of benefit, which is the service period. Sales commissions paid on contract renewals, including service contract renewals, is commensurate with the sales commissions paid on the initial contracts.
The Company elected ASC 606's practical expedient to expense sales commissions as incurred when the amortization period of the related contract term is one year or less. These costs are recorded as sales and marketing expense and included on the balance sheet as accrued compensation and related benefits until paid.
As of March 31, 2018, the ending balance of the Company’s capitalized costs to obtain a contract was $0.5 million. The Company's amortization expense was not material for the three months ended March 31, 2018.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017(1)
Product	$171,629	$147,053
Services	31,052	28,469
Total revenue	$202,681	$175,522

The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer, and by customer channel (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017(1)
United States	$129,025	$99,780
Other Americas	5,215	6,035
Europe, Middle East and Africa	59,199	57,413
Asia Pacific	9,242	12,294
Total revenue	$202,681	$175,522

	Three Months Ended
	March 31, 2018	April 1, 2017(1)
Direct	$188,462	$165,946
Indirect	14,219	9,576
Total revenue	$202,681	$175,522

(1)	Prior period amounts have not been adjusted under the modified retrospective method.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2018	At Adoption
Accounts receivable, net	$161,541	$135,245
Contract assets	$2,670	$2,825
Deferred revenue	$71,641	$75,458
Revenue recognized for the three months ended March 31, 2018 that was included in the deferred revenue balance at the beginning of the reporting period was $14.5 million. Changes in the contract asset and liability balances during the three months ended March 31, 2018 were not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue and backlog. The Company’s backlog represents purchase orders received from customers for future product shipments and services. The Company’s backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized in the future as of March 31, 2018	$167,860	$16,382	$13,040	$2,716	$1,972	$1,876	$203,846

Impacts on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on the Company's condensed consolidated statement of operations for the three months ended March 31, 2018 and the Company's condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Income Statement
Revenue
Product	$171,629	$1,944	$173,573
Services	31,052	1,282	32,334
	$202,681	$3,226	$205,907
Costs and expenses
Cost of revenue	$120,513	$528	$121,041
Net loss	$(26,280)	$2,698	$(23,582)

	Balance at December 30, 2017	Adjustments due to ASC 606	As Adjusted Balance at December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$126,152	$9,093	$135,245
Inventory	$214,704	$(239)	$214,465
Prepaid expenses and other assets	$43,339	$2,731	$46,070

Liabilities
Accrued expenses	$39,782	$15,645	$55,427
Deferred revenue	$94,923	$(19,465)	$75,458

Equity
Accumulated deficit	$(758,081)	$15,406	$(742,675)

4.	Fair Value Measurements
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
Foreign Currency Exchange Forward Contracts
As discussed in Note 6, “Derivative Instruments” to the Notes to Condensed Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018			As of December 30, 2017
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$24,393	$—	$24,393	$20,371	$—	$20,371
Certificates of deposit	—	240	240	—	240	240
Commercial paper	—	46,834	46,834	—	26,912	26,912
Corporate bonds	—	96,650	96,650	—	118,558	118,558
U.S. agency notes	—	5,477	5,477	—	5,480	5,480
U.S. treasuries	30,916	—	30,916	35,408	—	35,408
Total assets	$55,309	$149,201	$204,510	$55,779	$151,190	$206,969
Liabilities
Foreign currency exchange forward contracts	$—	$(29)	$(29)	$—	$(204)	$(204)
During the three months ended March 31, 2018, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of March 31, 2018 and December 30, 2017, none of the Company’s existing securities were classified as Level 3 securities.
The Company classifies the following assets and liabilities within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis, only if impairment is indicated:
Cost-method Investment
The Company estimates the fair value of its cost-method investment by using the guideline public company method and the guideline transaction method of the market approach to determine the implied total equity value on a minority interest basis. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates. As of December 30, 2017, the Company determined that its cost-method investment was impaired, resulting in an impairment charge of $1.9 million to adjust the carrying value to estimated fair value. See Note 5, “Cost-method Investment” to the Notes to Condensed Consolidated Financial Statements for more information.

Facilities-related Charges
In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the “2017 Restructuring Plan”). As a result of the plan, the Company calculated the fair value of its facilities-related charges of $7.3 million, based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. During the three months ended March 31, 2018, the Company revised the estimates to its facilities-related accruals. See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cash, cash equivalents and investments were as follows (in thousands):

	March 31, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$78,195	$—	$—	$78,195
Commercial paper	36,357	—	(8)	$36,349
Money market funds	24,393	—	—	24,393
Corporate bonds	2,515	—	—	2,515
U.S. treasuries	9,984	—	—	9,984
Total cash and cash equivalents	$151,444	$—	$(8)	$151,436
Certificates of deposit	240	—	—	240
Commercial paper	10,490	—	(5)	10,485
Corporate bonds	75,998	—	(246)	75,752
U.S. agency notes	5,500	—	(23)	5,477
U.S. treasuries	20,989	—	(57)	20,932
Total short-term investments	$113,217	$—	$(331)	$112,886
Corporate bonds	18,586	—	(203)	18,383
Total long-term investments	18,586	—	(203)	18,383
Total cash, cash equivalents and investments	$283,247	$—	$(542)	$282,705

	December 30, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$87,991	$—	$—	$87,991
Money market funds	20,371	—	—	20,371
U.S. treasuries	7,984	—	(1)	7,983
Total cash and cash equivalents	$116,346	$—	$(1)	$116,345
Certificates of deposit	240	—	—	240
Commercial paper	26,924	—	(12)	26,912
Corporate bonds	90,685	—	(155)	90,530
U.S. agency notes	2,500	—	(11)	2,489
U.S. treasuries	27,495	—	(70)	27,425
Total short-term investments	$147,844	$—	$(248)	$147,596
Corporate bonds	28,186	—	(158)	28,028
U.S. agency notes	3,002	—	(11)	2,991
Total long-term investments	$31,188	$—	$(169)	$31,019
Total cash, cash equivalents and investments	$295,378	$—	$(418)	$294,960
 As of March 31, 2018, the Company’s available-for-sale investments have contractual maturity terms of up to 18 months. Gross realized gains and losses on investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.

As of March 31, 2018, the Company had $264.3 million of cash, cash equivalents and short-term investments, including $50.0 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

5.	Cost-method Investment
In 2016, the Company invested $7.0 million in a privately-held company. In addition, this investment included a customer supply agreement and warrants to purchase up to $10.0 million of additional shares of preferred stock. The warrants vest and become exercisable upon certain conditions being met. As of March 31, 2018, and December 30, 2017, the Company's cost-method investment balance was $5.1 million.
This investment is accounted for as a cost-method investment as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of the entity. The Company regularly evaluates the carrying value of its cost-method investment for impairment. If the Company believes that the carrying value of the cost-basis investment is in excess of estimated fair value, the Company’s policy is to record an impairment charge in other income (expense), net, in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2018, no impairment charges were recorded as there have not been any events or changes in circumstances that the Company believes would have a significant adverse effect on the fair value of its investment.

6.	Derivative Instruments
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
During the first quarter of 2018, the Company posted $0.9 million of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three months ended March 31, 2018 and April 1, 2017, the before-tax effect of the foreign currency exchange forward contracts were losses of $0.6 million and $0.3 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of March 31, 2018, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 31, 2018		As of December 30, 2017
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$23,335	$(29)	$24,794	$(202)
Related to euro denominated restricted cash	$259	—	$252	(2)
		$(29)		$(204)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

7.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill during the three months ended March 31, 2018 (in thousands):

Balance as of December 30, 2017	$195,615
Foreign currency translation adjustments	(3,053)
Balance as of March 31, 2018	$192,562
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 31, 2018 and December 30, 2017 (in thousands, except for weighted-average):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$50,253	$(16,343)	$33,910	5.4
Developed technology	103,072	(53,024)	50,048	2.5
Total intangible assets	$153,325	$(69,367)	$83,958	3.6

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$51,050	$(15,007)	$36,043	5.6
Developed technology	104,708	(48,563)	56,145	2.7
Total intangible assets	$155,758	$(63,570)	$92,188	3.9
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.9 million for the three months ended March 31, 2018 and was $6.3 million for the corresponding period in 2017.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During 2017, the Company recorded an impairment charge to research and development expenses of $0.3 million for certain intangible assets, which the Company has determined that the carrying value will not be recoverable. During the first quarter of 2017, the Company transferred $0.3 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2018 (in thousands):

		Fiscal Years
	Total	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter
Total future amortization expense	$83,958	$20,370	$26,548	$19,372	$7,082	$6,466	$4,120

8.	Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees. Additionally, our restricted cash balance includes amounts pledged as collateral on our derivative instruments.
The following table provides details of selected balance sheet items (in thousands):

	March 31, 2018	December 30, 2017
Inventory
Raw materials	$30,303	$27,568
Work in process	66,499	59,662
Finished goods	119,086	127,474
Total inventory	$215,888	$214,704
Property, plant and equipment, net
Computer hardware	$14,098	$13,881
Computer software(1)	32,791	32,521
Laboratory and manufacturing equipment	250,562	246,380
Land and building	12,347	12,347
Furniture and fixtures	2,547	2,474
Leasehold and building improvements	43,301	43,475
Construction in progress	32,598	34,816
Subtotal	$388,244	$385,894
Less accumulated depreciation and amortization	(253,048)	(249,952)
Total property, plant and equipment, net	$135,196	$135,942
Accrued expenses
Loss contingency related to non-cancelable purchase commitments	$6,207	$6,379
Professional and other consulting fees	4,837	5,305
Taxes payable	3,864	3,707
Royalties	5,447	5,404
Restructuring accrual	4,273	5,490
Right of return	12,756	—
Other accrued expenses	14,571	13,497
Total accrued expenses	$51,955	$39,782

(1)
Included in computer software at March 31, 2018 and December 30, 2017 were $11.4 million related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at March 31, 2018 and December 30, 2017 were $4.2 million and $4.7 million, respectively.

9.	Restructuring and Other Related Costs
In the fourth quarter of 2017, the Company implemented the 2017 Restructuring Plan in order to reduce expenses and establish a more cost-effective structure that better aligns the Company's operations with its long-term strategies. As part of the 2017 Restructuring Plan, the Company is making several changes it believes will help its research and development efficiency, with consolidation of its development sites, including closure of its Beijing, China design center, process changes to more broadly leverage the Company's engineering resources across regions and product line development, and prioritization of research and development initiatives. Outside of engineering, the Company has also made changes to allow it to operate more efficiently as it scales the business, including reducing the Company's facilities footprint and writing off certain equipment that will not be utilized in the future. Finally, the Company realigned its inventory levels to match its new technology cadence and go to market strategies. As of December 30, 2017, the 2017 Restructuring Plan had been substantially completed and we do not expect to record significant future charges under this plan in 2018. During the first quarter of 2018, the Company revised the estimates to its facilities-related and severance expenses as described further below.
The following table presents restructuring and other related costs (credits) included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2017 Restructuring Plan (in thousands):

	Three Months Ended
	March 31, 2018
	Cost of Revenue	Operating Expenses

Severance and related expenses	$17	$945
Facilities	—	(1,084)
Asset impairment	—	(24)
Total	$17	$(163)
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	December 30, 2017	Charges (Credits)	Cash	Non-cash Settlements and Other	March 31, 2018

Severance and related expenses	$3,672	$962	$(1,970)	$—	$2,664
Facilities	6,947	(1,084)	(268)	(40)	5,555
Asset impairment	—	(24)	—	24	—
Total	$10,619	$(146)	$(2,238)	$(16)	$8,219
During the first quarter of 2018, the Company revised its estimates related to its facilities closures due to the sublease of several restructured facilities and also recorded severance costs for additional impacted employees. As of March 31, 2018, the Company's restructuring liability was comprised of $5.6 million related to facility closures, with leases through January 2022, and $2.7 million of severance and related expenses, which are expected to be substantially paid during the remainder of 2018.

10.	Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 31, 2018 (in thousands):

	Unrealized Loss on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 30, 2017	$(418)	$7,551	$(879)	$6,254
Net current-period other comprehensive loss	(125)	(4,816)	—	(4,941)
Balance at March 31, 2018	$(543)	$2,735	$(879)	$1,313

11.	Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to Infinera Corporation by the weighted average number of common shares outstanding during the period. Diluted net loss attributable to the Company per common share is computed using net loss attributable to the Company and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the Company's Employee Stock Purchase Plan (“ESPP") using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of the Notes from the conversion spread (as defined and discussed in Note 12, “Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(26,280)	$(40,451)
Weighted average common shares outstanding - basic and diluted	150,333	145,786
Net loss per common share - basic and diluted	$(0.17)	$(0.28)
The Company incurred net losses during the three months ended March 31, 2018 and April 1, 2017, and as a result, potential common shares from stock options, RSUs, PSUs, assumed release of outstanding stock under the ESPP and assumed conversion of the Notes from the conversion spread were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock options	1,187	1,634
RSUs	9,439	7,773
PSUs	1,545	1,414
ESPP shares	2,247	953
Total	14,418	11,774

12.	Convertible Senior Notes
In May 2013, the Company issued the Notes, which will mature on June 1, 2018, unless earlier purchased by the Company or converted. The Company has made semi-annual interest payments with one payment remaining on June 1, 2018. The net proceeds to the Company were approximately $144.5 million and were intended to be used for working capital and other general corporate purposes. To date, the Company has not utilized the net proceeds due to its sufficient cash position.
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

The net carrying amounts of the debt obligation were as follows (in thousands):

	March 31, 2018	December 30, 2017
Principal	$150,000	$150,000
Unamortized discount (1)	(1,891)	(4,670)
Unamortized issuance cost (1)	(163)	(402)
Net carrying amount	$147,946	$144,928

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 2 months from March 31, 2018.

As of March 31, 2018 and December 30, 2017, the carrying amount of the equity component of the Notes was $43.3 million.
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
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Contractual interest expense	$656	$656
Amortization of debt issuance costs	239	216
Amortization of debt discount	2,779	2,514
Total interest expense	$3,674	$3,386
The coupon rate is 1.75%. For the three months ended March 31, 2018 and April 1, 2017, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.
As of March 31, 2018, the fair value of the Notes was $151.1 million. The fair value was determined based on the quoted bid price of the Notes in an over-the-counter market on March 29, 2018. The Notes are classified as Level 2 of the fair value hierarchy.
The Notes became convertible at the option of the holders on December 1, 2017 and will be convertible until the close of business on the second scheduled trading day immediately preceding the maturity date. Based on the closing price of the Company’s common stock of $10.86 on March 29, 2018 (the last trading day of the fiscal quarter), the if-converted value of the Notes did not exceed their principal amount.

13.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.

In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares. As of March 31, 2018, the Company has reserved a total of 13.9 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,397	$8.11	$1
Stock options granted	—	$—
Stock options exercised	(162)	$7.79	$340
Stock options canceled	(48)	$11.47
Outstanding at March 31, 2018	1,187	$8.02	$3,380
Exercisable at March 31, 2018	1,187	$8.02	$3,380

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	6,791	$11.55	$42,988
RSUs granted	3,151	$11.01
RSUs released	(264)	$11.78	$2,065
RSUs canceled	(239)	$11.18
Outstanding at March 31, 2018	9,439	$11.37	$102,510

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,367	$16.28	$8,651
PSUs granted	505	$15.87
PSUs released	—	$—	$—
PSUs canceled	(327)	$15.75
Outstanding at March 31, 2018	1,545	$16.25	$16,771
Expected to vest at March 31, 2018	1,098		$11,928

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $10.86 at March 29, 2018 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.86 at March 29, 2018 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 31, 2018. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$80,840	3.0
PSUs	$14,328	1.8
Employee Stock Options
The Company did not grant any stock options during the three months ended March 31, 2018. Amortization of stock-based compensation related to stock options in the three months ended March 31, 2018 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended
Employee Stock Purchase Plan	March 31, 2018	April 1, 2017
Volatility	62%	51%
Risk-free interest rate	1.90%	0.81%
Expected life	0.5 years	0.5 years
Estimated fair value	$3.13	$3.46
Total stock-based compensation expense	$1,555	$1,681
Restricted Stock Units
During the three months ended March 31, 2018, the Company granted RSUs to employees to receive 3.2 million shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 31, 2018 and April 1, 2017 was approximately $7.4 million and $7.7 million, respectively.
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
PSUs granted to the Company’s executive officers and senior management under the 2016 Plan during the first quarter of 2018 are based on the TSR of the Company's common stock price relative to the TSR of the individual companies listed in the SPGIIPTR over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR.

The ranges of estimated values of the PSUs granted that are compared to the index, as well as the assumptions used in calculating these values were based on estimates as follows:

	2018	2017	2016
Index	SPGIIPTR	SPGIIPTR	SPGIIPTR
Index volatility	33%	33% - 34%	18%
Infinera volatility	58% - 59%	55% - 56%	55%
Risk-free interest rate	2.37% - 2.40%	1.41% - 1.63%	0.95% - 1.07%
Correlation with index/index component	0.04 - 0.48	0.10 - 0.49	0.58 - 0.59
Estimated fair value	$14.99 - $19.46	$15.23 - $17.35	$10.31 - $16.62

In addition, certain other PSUs granted to the Company’s executive officers, senior management and certain other employees will only vest upon the achievement of specific financial or operational performance criteria.

The following table summarizes by grant year, the Company’s PSU activity for the three months ended March 31, 2018 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2015	2016	2017	2018
Outstanding at December 30, 2017	1,367	77	420	869	—
PSUs granted	505	—	—	—	505
PSUs released	—	—	—	—	—
PSUs canceled	(327)	(77)	(189)	(61)	—
Outstanding at March 31, 2018	1,545	—	231	808	505
Amortization of stock-based compensation related to PSUs in the three months ended March 31, 2018 and April 1, 2017 was approximately $2.1 million and $1.8 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 31, 2018	December 30, 2017
Stock-based compensation effects in inventory	$5,383	$5,255

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$(122)	$724
Research and development	4,324	3,780
Sales and marketing	2,898	2,726
General and administration	2,767	2,540
	$9,867	$9,770
Cost of revenue – amortization from balance sheet (1)	1,116	1,107
Total stock-based compensation expense	$10,983	$10,877

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

14.	Income Taxes
Income taxes for the three months ended March 31, 2018 were a benefit of $0.7 million on a pre-tax loss of $27.0 million. This compared to a tax benefit of $0.2 million on a pre-tax loss of $40.6 million for the three months ended April 1, 2017. Provision for income taxes decreased by approximately $0.5 million during the three months ended March 31, 2018 compared to the corresponding period in 2017, as a result of an operating loss in the United States, lower foreign income tax for the Company's Swedish operations and release of tax reserves due to statute of limitations expiration. Due to the Company’s current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, the tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three months ended March 31, 2018.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At March 31, 2018, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
The Company reasonably estimated the impact of the Tax Act on its income tax provision for the year ended December 30, 2017, based on its understanding of the Tax Act and guidance at that time. The estimates are subject to adjustment during a measurement period not to extend beyond one year from the enactment date of the Tax Act, or by December 22, 2018. During the three months ended March 31, 2018, no adjustments to prior year estimates were made. Adjustments may be made during the measurement period subject to refinement of the Company's analysis and further technical guidance.

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
The following table sets forth long-lived assets by geographic region (in thousands):

	March 31, 2018	December 30, 2017
United States	$127,851	$128,582
Other Americas	1,323	661
Europe, Middle East and Africa	3,310	3,527
Asia Pacific	2,712	3,172
Total property, plant and equipment, net	$135,196	$135,942

For information regarding revenue disaggregated by geography, see Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.

16.	Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Beginning balance	$30,909	$40,342
Charges to operations	4,357	4,659
Utilization	(4,438)	(3,388)
Change in estimate(1)	20	(5,633)
Balance at the end of the period	$30,848	$35,980

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

Letters of Credit and Bank Guarantees
The Company had $3.7 million of standby letters of credit and bank guarantees outstanding as of March 31, 2018 that consisted of $1.7 million related to customer performance guarantees, $1.3 million related to value added tax and customs' licenses, and $0.7 million related to property leases. The Company had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017 that consisted of $2.2 million related to customer performance guarantees and $1.3 million related to a value added tax license and $0.7 million related to property leases.
As of March 31, 2018 and December 30, 2017, the Company had a line of credit for approximately $1.6 million and $1.6 million, respectively, to support the issuance of letters of credit, of which zero and zero had been issued and outstanding, respectively. The Company has pledged approximately $5.3 million and $5.2 million of assets of a subsidiary to secure this line of credit and other obligations as of March 31, 2018 and December 30, 2017, respectively.

17.	Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intends to defend this action vigorously. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. On October 23, 2017, the Company filed a petition for Inter Partes Review (“IPR”) of one of the Oyster Optics patents in suit, U.S. Patent No. 8,913,898 with the U.S. Patent and Trademark Office. Other defendants have filed IPR petitions in connection with the Oyster Optics patents in suit. A Markman decision issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics has now dropped all the Oyster Optics patents in suit, except for a few claims in U.S. Patent No. 7,620,327. A pre-trial conference is scheduled for May 29, 2018. The Court has set a trial date for June 2018. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No.

6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. A Markman hearing was scheduled for May 9, 2018. The Court has set a trial for March 2019. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 31, 2018, the Company has accrued the estimated liabilities associated with certain loss contingencies.
Indemnification Obligations
From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. The terms of such indemnification obligations vary. These contracts may relate to: (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) contracts with certain customers, which require the Company to indemnify them as further described below; and (iii) certain agreements with the Company’s officers, directors and certain key employees, under which the Company may be required to indemnify such persons for liabilities as further described below.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; costs and expectations regarding our restructuring plan; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the new revenue recognition standard; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed on February 28, 2018. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leader in optical transport networking solutions, providing equipment, software and services to telecommunications service providers, internet content providers (“ICPs”), cable providers, research and education institutions, enterprise customers, and government entities across the globe. Optical transport networks are deployed by customers facing significant demand for optical bandwidth prompted by increased use of high-speed internet access, business Ethernet services, mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality, and the Internet of Things (IoT).
Our optical transport systems are highly scalable, flexible and open, built using a combination of internally manufactured and third-party components. Technologically, a key element of our systems is the optical engine, which is comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of a large amount of optical functions onto a set of semiconductor chips. This integration allows us to deliver features that customers care about most, including cost per bit, power, density and space. Our optical engines are designed to increase the capacity and reach performance of our products leveraging coherent optical transmission.
Over the past few years, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets to offering a more complete portfolio of solutions that span the long-haul, subsea, datacenter interconnect (“DCI”) and metro markets. In late 2014, we expanded our addressable market by introducing the Cloud Xpress platform for the DCI market to meet a growing need for metro-reach optical interconnections between data centers. In mid-2017, we introduced the Cloud Xpress 2, which further optimizes capacity, space and power, all key elements our ICP customers value.
In the third quarter of 2015, we expanded into the metro market with the acquisition of Transmode, a leader in metro packet-optical applications, based in Stockholm, Sweden. The Transmode acquisition enabled us to expand our addressable market and offer a more complete portfolio of solutions, particularly to existing long-haul customers that also build metro networks. We have since expanded our suite of metro solutions by both enhancing our XTM Series platforms and also utilizing our optical engines to deliver Cloud Xpress, XT and XTC Series platforms.

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
For the three months ended March 31, 2018, two customers individually accounted for 29% and 11% of our total revenue and for the corresponding period in 2017, one customer accounted for 19% of our total revenue.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 other than the impact of adopting new revenue accounting standards. Effective December 31, 2017, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion of the impact of the adoption of ASC 606 on our policies for revenue.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$171,629	85%	$147,053	84%	$24,576	17%
Services	31,052	15%	28,469	16%	2,583	9%
Total revenue	$202,681	100%	$175,522	100%	$27,159	15%
Cost of revenue:
Product	$107,665	53%	$99,332	57%	$8,333	8%
Services	12,831	6%	12,134	7%	697	6%
Restructuring and other related costs	17	—%	—	—%	17	100%
Total cost of revenue	$120,513	59%	$111,466	64%	$9,047	8%
Gross profit	$82,168	40.5%	$64,056	36.5%	$18,112	28%
Revenue
Total product revenue increased by $24.6 million, or 17%, during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to strong growth from cable operators and ICPs, driven by the increased adoption of our ICE4-based products. This was offset by weaker results from our traditional service providers (collectively, Tier-1, Tier-2 and wholesale verticals) primarily related to slower spending as a result of the consolidation of two of our historically largest customers.
Total services revenue increased by $2.6 million, or 9%, during the three months ended March 31, 2018 compared to the corresponding period in 2017. This increase was attributable to the continued growth in on-going maintenance services due to our growing installed base of customer networks, partially offset by the negative impact of adopting ASC 606.
We currently expect that total revenue will grow slightly in the second quarter of 2018 compared to the first quarter of 2018, as customers continue to purchase our new products. We expect our business with cable operators to remain strong and also anticipate results from traditional service providers should begin to improve relative to the first quarter of 2018, which tends to be seasonally lower quarter in our industry. Growth opportunities over the next few quarters will be largely dependent on the introduction and acceptance of our new products, and customer capital spending.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$129,025	64%	$99,780	57%	$29,245	29%
International	73,656	36%	75,742	43%	(2,086)	(3)%
	$202,681	100%	$175,522	100%	$27,159	15%
Total revenue by sales channel:
Direct	$188,462	93%	$165,946	95%	$22,516	14%
Indirect	14,219	7%	9,576	5%	4,643	48%
	$202,681	100%	$175,522	100%	$27,159	15%

Domestic revenue increased by $29.2 million, or 29%, during the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to an increase in spending from cable operators, partially offset by a decline in revenue from our traditional service providers primarily attributable to the ongoing impacts of customer consolidation of two of our historically largest customers.
International revenue decreased by $2.1 million, or 3%, during the three months ended March 31, 2018 compared to the corresponding period in 2017 due to lower sales in the Asia Pacific and Japan (“APJ”), primarily attributable to timing of deployments from our largest customer in this region, and ongoing weakness in the Other Americas as political conditions continue to impede business with our largest customer in this region. Weaker results in the APJ and Other Americas regions were somewhat offset by growth in the Europe, Middle East and Africa region, which was driven by an increase in ICE4-based product sales and growth from a number of smaller metro customers, stemming from sales of our new XTM Series packet-optical transport platform.
Cost of Revenue and Gross Margin
Gross margin was 40.5% during the three months ended March 31, 2018, up from 36.5% in the corresponding period in 2017. This improvement was driven by sales of our next-generation products, which made up a larger percentage of our overall revenue mix and carry a lower cost structure for us.
We currently expect that gross margin in the second quarter of 2018 will be lower than the first quarter of 2018 due to network equipment footprint sales being a higher percentage of the overall revenue mix. These sales initially carry lower margin but are anticipated to enable higher margin capacity sales in the future.
Our new ICE-based products generally carry lower bandwidth costs due to the advanced levels of integration into our optical engine, as well as the leverage on our vertically-integrated manufacturing infrastructure. As the volume of sales of our ICE4-based products continues to grow, we anticipate improvements to our gross margins. Quarterly gross margins can fluctuate depending on the mix of footprint versus fill, customer mix and overall volume.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31, 2018		April 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$58,681	29%	$55,083	31%	$3,598	7%
Sales and marketing	30,492	15%	29,441	17%	1,051	4%
General and administrative	17,836	9%	17,359	10%	477	3%
Restructuring and other related credits	(163)	—%	—	—%	(163)	100%
Total operating expenses	$106,846	53%	$101,883	58%	$4,963	5%

Research and Development Expenses
Research and development expenses increased by $3.6 million, or 7%, during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase during the three months ended March 31, 2018 was primarily due to higher personnel costs of $2.6 million as a result of incremental headcount, and equipment and materials spending of $1.4 million to support our soon to be released products. We also had higher spending in other engineering materials and related internal resources of $1.4 million to support the development of our next-generation products. These increases were offset by lower incremental outside professional services costs of $1.2 million and lower depreciation expense and other costs of $0.6 million during the three months ended March 31, 2018.

Sales and Marketing Expenses
Sales and marketing expenses increased by $1.1 million, or 4%, during the three months ended March 31, 2018 compared to the corresponding period in 2017. This increase was primarily driven by higher compensation costs stemming from higher sales commissions and bonuses, as well as increased spending on lab trials to support customer adoption of our new products.
General and Administrative Expenses
General and administrative expenses increased $0.5 million, or 3%, during the three months ended March 31, 2018 compared to the corresponding period in 2017. This increase was primarily due to higher outside professional services costs to support ongoing projects, offset by a reduction in executive compensation and recruiting fees.
Restructuring and Other Related Credits
See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	March 31, 2018	April 1, 2017	Change	% Change

	(In thousands)
Interest income	$897	$751	$146	19%
Interest expense	(3,683)	(3,403)	(280)	8%
Other gain (loss), net	506	(130)	636	(489)%
Total other income (expense), net	$(2,280)	$(2,782)	$502	(18)%
Interest income for the three months ended March 31, 2018 increased by $0.1 million compared to the corresponding period in 2017 due to a higher return on investments. Interest expense for the three months ended March 31, 2018 compared to the corresponding period in 2017 increased by $0.3 million mainly due to an increase of amortization of discount and issuance costs related to the $150.0 million in aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”). The change in other gain (loss), net, during the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily related to foreign exchange related transactions.
Income Tax Provision
Income taxes during the three months ended March 31, 2018 included a benefit of $0.7 million on a pre-tax loss of $27.0 million. This compares to a tax benefit of $0.2 million on a pre-tax loss of $40.6 million for the three months ended April 1, 2017. Provision for income taxes decreased by approximately $0.5 million during the three months ended March 31, 2018 compared to the corresponding period in 2017, as a result of an operating loss in the United States, lower foreign income tax for our Swedish operations and release of tax reserves due to statute of limitations expiration. Due to our current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, our tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate.
In all periods, the tax expense and benefit projected in our effective tax rate assumptions primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three months ended March 31, 2018.
We reasonably estimated the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on our income tax provision for the year ended December 30, 2017, based on our understanding of the Tax Act and guidance at that time. The estimates are subject to adjustment during a measurement period not to extend beyond one year from the enactment date of the Tax Act, or by December 22, 2018. During the three months ended March 31, 2018, no adjustments to prior year estimates were made. Adjustments may be made during the measurement period subject to refinement of our analysis and further technical guidance.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2018	April 1, 2017

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(14,109)	$3,030
Investing activities	$39,163	$(52,486)
Financing activities	$10,547	$9,186

	March 31, 2018	December 30, 2017

	(In thousands)
Cash and cash equivalents	$151,436	$116,345
Investments	131,269	178,615
Restricted cash	5,593	5,141
	$288,298	$300,101
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agencies and U.S. treasuries. Long-term investments primarily consist of corporate bonds. Our restricted cash balance amounts are primarily pledged as collateral for certain standby and commercial letters of credit related to customer performance guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance includes amounts pledged as collateral on our derivative instruments.
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2018 was $14.1 million compared to net cash provided by operating activities of $3.0 million for the corresponding period in 2017.
Net loss adjusted for non-cash items was $4.7 million during the three months ended March 31, 2018 compared to net loss adjusted for non-cash items of $10.6 million for the corresponding period in 2017, reflecting a higher net loss in 2017.
Net cash provided by working capital was $18.8 million during the three months ended March 31, 2018. Accounts receivable increased by $30.9 million due to the timing of invoicing as customers in the first quarter typically take longer to place orders until annual budgets are finalized. Inventory increased by $2.3 million as we continue to balance our inventory levels by increasing them to meet strong customer demand for our new products, while decreasing the inventory levels of our prior generation products. Accounts payable increased by $19.3 million primarily reflecting increased inventory purchases and timing of payments. Accrued liabilities and other expenses decreased by $6.2 million primarily due to a decrease in restructuring liabilities, resulting from payments and changes in estimates. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of ASC 606. Deferred revenue increased $5.3 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of ASC 606.
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

Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2018 was $39.2 million as compared to net cash used in of $52.5 million in the corresponding period in 2017. Investing activities during the three months ended March 31, 2018 included net proceeds of $47.2 million associated with purchases and maturities of investments and capital expenditures of $8.0 million. Investing activities during the three months ended April 1, 2017 included net usage of $37.7 million associated with purchases and maturities of investments and capital expenditures of $14.7 million. During the three months ended March 31, 2018, we continued to manage our investments in anticipation of our repayment of the Notes, which will mature on June 1, 2018.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2018 was $10.5 million compared to $9.2 million in the corresponding period of 2017. Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan (“ESPP”). These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units. Additionally, financing activities during the three months ended April 1, 2017 included $0.5 million related to the security pledge to acquire the noncontrolling interest related to the completion of the squeeze-out proceedings associated with our acquisition of Transmode.
Liquidity
We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the repayment of the Notes for at least the next 12 months. However, shortly after the repayment of the Notes, we anticipate entering into a revolving credit facility to allow us to manage fluctuations in the working capital requirements of the business. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
As of March 31, 2018, the contractual obligation related to the Notes is $151.3 million, which is due on June 1, 2018. This amount represents principal and interest cash payments over the term of the Notes. Any future redemption, conversion or refinancing of the Notes could impact the amount or timing of our cash payments. For more information regarding the Notes, see Note 12, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements.
As of March 31, 2018, we had $264.3 million of cash, cash equivalents, and short-term investments, including $50.0 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes to our market risk during the three months ended March 31, 2018.

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
Changes in Internal Control over Financial Reporting
Effective December 31, 2017, we adopted ASC 606, which involved changes to our business processes and internal control over financial reporting. These included the implementation of a revenue module within our enterprise resource planning system, development of revenue recognition policies that are aligned with ASC 606, enhanced presentation and disclosure requirements, and several new internal controls related to the assessment of stand-alone selling price, termination of services and variable consideration.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327, 8,374,511 and 8,913,898 (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intend to defend this action vigorously. We filed our answer to Oyster Optics' complaint on February 3, 2017. On October 23, 2017, we filed a petition for Inter Partes Review (“IPR”) of one of the Oyster Optics patents in suit, U.S. Patent No. 8,913,898 with the U.S. Patent and Trademark Office. Other defendants have filed IPR petitions in connection with the Oyster Optics patents in suit. A Markman decision issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics has now dropped all the Oyster Optics patents in suit, except for a few claims in U.S. Patent No. 7,620,327. A pre-trial conference is scheduled for May 29, 2018. The Court has set a trial for June 2018. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. A Markman hearing was scheduled for May 9, 2018. The Court has set a trial for March 2019. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Investing in our securities involves a high degree of risk and a description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and in our other public filings. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings, which could cause the market price of our common stock to decline, perhaps significantly.
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

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or whether at all, the markets in which we operate adopt our solutions;

•	our ability to increase volumes and yields on products manufactured in our internal manufacturing facilities;

•	our ability to successfully restructure our operations within our anticipated timeframe and realize our anticipated savings;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of revenue recognition and revenue deferrals;

•	any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules;

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
As we continue to transition customers to our next-generation products, we face significant risk that our new products may not be accepted by our current or new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.

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
A relatively small number of customers account for a large percentage of our revenue from period to period. For the first quarter of fiscal 2018, our top five customers accounted for approximately 56% of our total revenue. For fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers for fiscal year 2017 is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. For fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in November 2017, CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.

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

•
the initial products released powered by our next-generation technologies generate lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

•	the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	aggressive pricing tactics by our competitors;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;

•	consolidation amongst our suppliers, which may increase prices of components for our products;

•	the volume of Infinera Instant Bandwidth-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products, including the possible effect of new or increased tariffs on the prices of raw materials used in such components; and

•	changes in warranty related costs.
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
Actions that we are taking to restructure our business to cut costs in order to align our operating structure with current opportunities may not be as effective as anticipated.
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

•
a substantial portion of our future cash balance may be dedicated to the repayment of the principal of our indebtedness as we have stated the intention to pay the principal amount of the Notes in cash upon conversion or when otherwise due, such that we would not have those funds available for use in our business.

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
Sales of our products into international markets are an important part of our business. During the first quarter of fiscal year 2018, fiscal year 2017 and fiscal year 2016, we derived approximately 36%, 42% and 38%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (“BEPS”) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development are involved in much of the coordinated activity, although the timing and methods of implementation vary. In addition, U.S. tax reform continues to be a priority for the current administration, and changes to the Tax Act could adversely affect our effective tax rate and our results of operations.
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

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Form of 2007 Employee Stock Purchase Plan Subscription Agreement.

10.2
Form of Chief Executive Officer Amended and Restated Change of Control Severance Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 22, 2018.

10.3
Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (no. 001-33486), filed with the SEC on February 22, 2018.

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 10, 2018