Form 10-Q
period 2018-06-30
INFINERA Corp
filed 2018-08-08
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2018, 152,990,398 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q2
FOR THE FISCAL QUARTER ENDED June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,308	$116,345
Short-term investments	58,860	147,596
Accounts receivable, net of allowance for doubtful accounts of $869 in 2018 and $892 in 2017	148,026	126,152
Inventory	219,343	214,704
Prepaid expenses and other current assets	46,102	43,140
Total current assets	535,639	647,937
Property, plant and equipment, net	136,769	135,942
Intangible assets	71,795	92,188
Goodwill	179,165	195,615
Long-term investments	6,586	36,129
Other non-current assets	11,026	9,859
Total assets	$940,980	$1,117,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,345	$58,124
Accrued expenses	48,180	39,782
Accrued compensation and related benefits	44,352	45,751
Short-term debt, net	—	144,928
Accrued warranty	13,670	13,670
Deferred revenue	54,556	72,421
Total current liabilities	241,103	374,676
Accrued warranty, non-current	16,567	17,239
Deferred revenue, non-current	14,932	22,502
Deferred tax liability	16,247	21,609
Other long-term liabilities	14,719	16,279
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 30, 2018 and December 30, 2017
Issued and outstanding shares – 152,940 as of June 30, 2018 and 149,471 as of December 30, 2017	153	149
Additional paid-in capital	1,450,136	1,417,043
Accumulated other comprehensive income (loss)	(21,984)	6,254
Accumulated deficit	(790,893)	(758,081)
Total stockholders' equity	637,412	665,365
Total liabilities and stockholders’ equity	$940,980	$1,117,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Product	$175,288	$143,360	$346,917	$290,413
Services	32,939	33,461	63,991	61,930
Total revenue	208,227	176,821	410,908	352,343
Cost of revenue:
Cost of product	110,857	100,302	218,522	199,634
Cost of services	13,039	11,687	25,870	23,821
Restructuring and related	26	—	43	—
Total cost of revenue	123,922	111,989	244,435	223,455
Gross profit	84,305	64,832	166,473	128,888
Operating expenses:
Research and development	56,158	57,377	114,839	112,460
Sales and marketing	29,721	29,397	60,213	58,838
General and administrative	18,365	18,563	36,201	35,922
Restructuring and related	1,680	—	1,517	—
Total operating expenses	105,924	105,337	212,770	207,220
Loss from operations	(21,619)	(40,505)	(46,297)	(78,332)
Other income (expense), net:
Interest income	629	862	1,526	1,613
Interest expense	(2,501)	(3,456)	(6,184)	(6,859)
Other gain (loss), net	1,429	(252)	1,935	(382)
Total other income (expense), net	(443)	(2,846)	(2,723)	(5,628)
Loss before income taxes	(22,062)	(43,351)	(49,020)	(83,960)
Benefit from income taxes	(124)	(512)	(802)	(670)
Net loss	(21,938)	(42,839)	(48,218)	(83,290)
Net loss per common share:
Basic	$(0.14)	$(0.29)	$(0.32)	$(0.57)
Diluted	$(0.14)	$(0.29)	$(0.32)	$(0.57)
Weighted average shares used in computing net loss per common share:
Basic	152,259	147,538	151,296	146,662
Diluted	152,259	147,538	151,296	146,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(21,938)	$(42,839)	$(48,218)	$(83,290)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	224	22	99	(60)
Foreign currency translation adjustment	(23,495)	18,426	(28,311)	24,643
Tax related to available-for-sale investment	(26)	—	(26)	—
Net change in accumulated other comprehensive income (loss)	(23,297)	18,448	(28,238)	24,583
Comprehensive loss	$(45,235)	$(24,391)	$(76,456)	$(58,707)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Net loss	$(48,218)	$(83,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,250	32,623
Non-cash restructuring and related credits	(81)	—
Amortization of debt discount and issuance costs	5,072	5,529
Impairment of intangible assets	—	252
Stock-based compensation expense	23,027	23,257
Other loss	167	320
Changes in assets and liabilities:
Accounts receivable	(22,015)	27,629
Inventory	(8,703)	(12,700)
Prepaid expenses and other assets	(1,809)	(8,127)
Accounts payable	24,458	16,927
Accrued liabilities and other expenses	(14,617)	(12,503)
Deferred revenue	2,351	10,065
Net cash used in operating activities	(7,118)	(18)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,986)	(107,854)
Proceeds from sales of available-for-sale investments	23,114	3,998
Proceeds from maturities of investments	98,112	79,003
Purchase of property and equipment	(21,503)	(39,200)
Net cash provided by (used in) investing activities	96,737	(64,053)
Cash Flows from Financing Activities:
Acquisition of noncontrolling interest	—	(471)
Repayment of debt	(150,000)	—
Proceeds from issuance of common stock	11,066	11,115
Minimum tax withholding paid on behalf of employees for net share settlement	(964)	(823)
Net cash provided by (used in) financing activities	(139,898)	9,821
Effect of exchange rate changes on cash and restricted cash	(2,218)	2,943
Net change in cash, cash equivalents and restricted cash	(52,497)	(51,307)
Cash, cash equivalents and restricted cash at beginning of period	121,486	177,580
Cash, cash equivalents and restricted cash at end of period(1)	$68,989	$126,273
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,210	$2,683
Cash paid for interest	$1,328	$1,316
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$1,684	$2,087

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	June 30, 2018	July 1, 2017

	(In thousands)
Cash and cash equivalents	$63,308	$119,820
Short-term restricted cash	308	1,423
Long-term restricted cash	5,373	5,030
Total cash, cash equivalents and restricted cash	$68,989	$126,273

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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
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
To date, a few of the Company’s customers have accounted for a significant portion of its revenue.  For the three months ended June 30, 2018, two customers individually accounted for 23% and 13% of the Company's total revenue and for the corresponding period in 2017, three customers individually accounted for 17%, 10% and 10% of the Company's total revenue. For the six months ended June 30, 2018, two customers individually accounted for 26% and 12% of the Company's total revenue and for the corresponding period in 2017, one customer individually accounted for 18% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the six months ended June 30, 2018 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, with the exception of the Company's revenue recognition policy. Effective December 31, 2017, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of the adoption of these standards on the Company's policy for revenue recognition.
The Company adopted Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), during the first quarter of fiscal 2018, using the retrospective transition approach. Restricted cash in the prior period has been included with cash and cash equivalents when reconciling the beginning and ending total amounts on the statement of cash flows for the six months ended July 1, 2017, to conform to the current period presentation. The adoption of ASU 2016-18 did not have a material impact on the cash flow activity presented on the Company's condensed consolidated statement of cash flows.

2.	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the U.S. Tax Cuts and

Jobs Act (the “Tax Act”) was passed in December 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of the transition tax and deferred tax re-measurements to be incomplete due to the forthcoming guidance and the ongoing analysis of final year-end data and tax positions. The Company expects to complete the analysis within the measurement period in accordance with SAB 118. In March 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SAB 118” and added such SEC guidance to Accounting Standards Codification 740, “Income Taxes, codified under the title: Income Tax Accounting Implications of the Tax Cuts and Jobs Act.”
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The Company's adoption of ASU 2017-09 during its first quarter of 2018 had no impact on its condensed consolidated financial statements.
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
In May 2016, the FASB issued Accounting Standards Update No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” (“ASU 2016-11”), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The Company adopted ASU 2016-11 during the first quarter of 2018. See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for more information.
In May 2014, the FASB issued ASC 606, which creates a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with U.S. GAAP. Under ASC 606, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards update 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASC 606 by one year with early adoption permitted beginning after December 15, 2016. The updated standard is effective for interim and annual periods beginning after December 15, 2017. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on collectability, noncash consideration, presentation of sales tax and transition. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to increase stakeholders' awareness of the proposals and to expedite improvements to ASC 606. ASC 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers,” which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to ASC 606 and Subtopic 340-40 as “ASC 606.” The Company adopted ASC 606 as of December 31, 2017 using the modified retrospective transition method applied to those contracts that were not completed as of December 31, 2017. See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for more information.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires equity investments to be measured at fair value with changes in fair value recognized in the income statement and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted ASU 2016-01 during its first quarter of 2018 and the adoption did not have a material impact on its condensed consolidated financial statements. See Note 4, “Fair Value Measurements” to the Notes to Condensed Consolidated Financial Statements for more information.
Accounting Pronouncements Not Yet Effective
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, certain guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance will be effective for the Company's first quarter of 2019 and early adoption is permitted. As the Company does not have material nonemployee awards, it does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU 2017-04 will be effective for the Company's annual or any interim goodwill impairment tests in its first quarter of fiscal 2020. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”), which provides lessees an additional (and optional) transition method to apply the new leasing standard to all open leases at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact the adoption of ASU 2016-02 and ASU 2018-11 will have on its consolidated financial statements and expects to have increases in the assets and liabilities of its consolidated balance sheets.

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
ASC 606 Adoption
The Company recorded a net reduction to the opening balance of its accumulated deficit of $15.4 million as of December 31, 2017 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its services revenue. The impact to revenue for the three and six months ended June 30, 2018 was an increase of $1.6 million and a decrease of $1.6 million, respectively, as a result of applying ASC 606. The details of the significant changes and quantitative impact of the Company’s adoption of ASC 606 are set out below.
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

As of June 30, 2018, the ending balance of the Company’s capitalized costs to obtain a contract was $0.4 million. The Company's amortization expense was not material for the three and six months ended June 30, 2018.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Product	$175,288	$143,360	$346,917	$290,413
Services	32,939	33,461	63,991	61,930
Total revenue	$208,227	$176,821	$410,908	$352,343

The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by customer channel (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017(1)	June 30, 2018	July 1, 2017(1)
United States	$120,987	$112,196	$250,012	$211,976
Other Americas	4,877	2,971	10,092	9,006
Europe, Middle East and Africa	62,162	47,910	121,361	105,323
Asia Pacific	20,201	13,744	29,443	26,038
Total revenue	$208,227	$176,821	$410,908	$352,343

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017(1)	June 30, 2018	July 1, 2017(1)
Direct	$195,624	$166,826	$384,086	$332,772
Indirect	12,603	9,995	26,822	19,571
Total revenue	$208,227	$176,821	$410,908	$352,343

(1)	Prior period amounts have not been adjusted under the modified retrospective method.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2018	At Adoption
Accounts receivable, net	$148,026	$135,245
Contract assets	$2,644	$2,825
Deferred revenue	$69,488	$75,458
Revenue recognized for the six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the reporting period was $26.9 million. Changes in the contract asset and liability balances during the three and six months ended June 30, 2018 were not materially impacted by other factors.
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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized in the future as of June 30, 2018	$145,741	$23,591	$15,966	$3,555	$2,235	$2,042	$193,130
Impacts on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2018 and the Company's condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Income Statement
Revenue
Product	$175,288	$(2,839)	$172,449
Services	32,939	1,198	34,137
	$208,227	$(1,641)	$206,586
Costs and expenses
Cost of revenue	$123,922	$712	$124,634
Net loss	$(21,938)	$(2,353)	$(24,291)
Net loss per share - basic and diluted	$(0.14)	$(0.02)	$(0.16)

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Income Statement
Revenue
Product	$346,917	$(895)	$346,022
Services	63,991	2,480	66,471
	$410,908	$1,585	$412,493
Costs and expenses
Cost of revenue	$244,435	$1,240	$245,675
Net loss	$(48,218)	$345	$(47,873)
Net loss per share - basic and diluted	$(0.32)	$—	$(0.32)

	Balance at December 30, 2017	Adjustments due to ASC 606	As Adjusted Balance at December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$126,152	$9,093	$135,245
Inventory	$214,704	$(239)	$214,465
Prepaid expenses and other assets	$43,339	$2,731	$46,070

Liabilities
Accrued expenses	$39,782	$15,645	$55,427
Deferred revenue	$94,923	$(19,465)	$75,458

Equity
Accumulated deficit	$(758,081)	$15,406	$(742,675)

4.	Fair Value Measurements
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
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018			As of December 30, 2017
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$231	$—	$231	$20,371	$—	$20,371
Certificates of deposit	—	—	—	—	240	240
Commercial paper	—	—	—	—	26,912	26,912
Corporate bonds	—	46,881	46,881	—	118,558	118,558
U.S. agency notes	—	5,485	5,485	—	5,480	5,480
U.S. treasuries	7,970	—	7,970	35,408	—	35,408
Total assets	$8,201	$52,366	$60,567	$55,779	$151,190	$206,969
Liabilities
Foreign currency exchange forward contracts	$—	$(167)	$(167)	$—	$(204)	$(204)
During the three and six months ended June 30, 2018, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of June 30, 2018 and December 30, 2017, none of the Company’s existing securities were classified as Level 3 securities.

The Company classifies the following assets and liabilities within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values:
Equity Investment
In 2016, the Company invested $7.0 million in a privately-held company. As of June 30, 2018, and December 30, 2017, the Company's equity investment balance was $5.1 million.
                Beginning the first quarter of 2018, the Company adopted ASU 2016-01, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. As a result of adopting this new standard, the Company's non-marketable equity securities formerly classified as cost-method investments are measured and recorded using the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and qualifying observable price changes are recorded in the income statement. No initial adoption adjustment was recorded for these instruments since the standard was required to be applied prospectively for securities measured using the measurement alternative.
The Company regularly evaluates the carrying value of its equity investment for impairment. When a qualitative assessment indicates that impairment exists, the Company measures the investment at fair value.  Adjustments resulting from impairments are recorded in other income (expense), net, in the accompanying condensed consolidated statements of operations.
As of December 30, 2017, the Company determined that its non-marketable equity securities formerly classified as a cost-method investment was impaired, resulting in an impairment charge of $1.9 million to adjust the carrying value to estimated fair value. During the three and six months ended June 30, 2018 and July 1, 2017, no impairment charges were recorded.
Facilities-related Charges
In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the “2017 Restructuring Plan”). As a result of the plan, the Company calculated the fair value of its facilities-related charges of $7.3 million, based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. During the first quarter of 2018, the Company revised the estimates to its facilities-related accruals. See Note 8, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cash, cash equivalents and investments were as follows (in thousands):

	June 30, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$63,077	$—	$—	$63,077
Money market funds	231	—	—	231
Total cash and cash equivalents	$63,308	$—	$—	$63,308
Corporate bonds	45,663	—	(258)	45,405
U.S. agency notes	5,500	—	(15)	5,485
U.S. treasuries	7,996	—	(26)	7,970
Total short-term investments	$59,159	$—	$(299)	$58,860
Corporate bonds	1,496	—	(20)	1,476
Total long-term investments	$1,496	$—	$(20)	$1,476
Total cash, cash equivalents and investments	$123,963	$—	$(319)	$123,644

	December 30, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$87,991	$—	$—	$87,991
Money market funds	20,371	—	—	20,371
U.S. treasuries	7,984	—	(1)	7,983
Total cash and cash equivalents	$116,346	$—	$(1)	$116,345
Certificates of deposit	240	—	—	240
Commercial paper	26,924	—	(12)	26,912
Corporate bonds	90,685	—	(155)	90,530
U.S. agency notes	2,500	—	(11)	2,489
U.S. treasuries	27,495	—	(70)	27,425
Total short-term investments	$147,844	$—	$(248)	$147,596
Corporate bonds	28,186	—	(158)	28,028
U.S. agency notes	3,002	—	(11)	2,991
Total long-term investments	$31,188	$—	$(169)	$31,019
Total cash, cash equivalents and investments	$295,378	$—	$(418)	$294,960
 As of June 30, 2018, the Company’s available-for-sale investments have contractual maturity terms of up to 15 months. Gross realized gains and losses on investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of June 30, 2018, the Company had $122.2 million of cash, cash equivalents and short-term investments, including $32.6 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

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
The Company periodically enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro and British pound denominated receivables and restricted cash balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk.
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
For the three months ended June 30, 2018 and July 1, 2017, the before-tax effect of the foreign currency exchange forward contracts were a gain of $1.2 million and a loss $1.5 million, respectively, and for the six months ended June 30, 2018 and July 1, 2017, the before-tax effect of the foreign currency exchange forward contracts were a gain of $0.5 million and a loss of $1.8 million, respectively. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of June 30, 2018, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 30, 2018		As of December 30, 2017
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$16,157	$(165)	$24,794	$(202)
Related to euro denominated restricted cash	$245	(2)	$252	(2)
		$(167)		$(204)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six months ended June 30, 2018 (in thousands):

Balance as of December 30, 2017	$195,615
Foreign currency translation adjustments	(16,450)
Balance as of June 30, 2018	$179,165
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 30, 2018 and December 30, 2017 (in thousands, except for weighted-average):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$46,754	$(16,666)	$30,088	5.1
Developed technology	95,895	(54,188)	41,707	2.2
Total intangible assets	$142,649	$(70,854)	$71,795	3.4

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$51,050	$(15,007)	$36,043	5.6
Developed technology	104,708	(48,563)	56,145	2.7
Total intangible assets	$155,758	$(63,570)	$92,188	3.9
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.5 million and $13.4 million for the three and six months ended June 30, 2018, respectively, and was $6.6 million and $12.9 million, respectively, for the corresponding periods in 2017.
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
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2018 (in thousands):

		Fiscal Years
	Total	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter
Total future amortization expense	$71,795	$12,634	$24,699	$18,024	$6,589	$6,016	$3,833

7.	Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees. Additionally, the Company's restricted cash balance includes amounts pledged as collateral on its derivative instruments.

The following table provides details of selected balance sheet items (in thousands):

	June 30, 2018	December 30, 2017
Inventory
Raw materials	$30,503	$27,568
Work in process	61,648	59,662
Finished goods	127,192	127,474
Total inventory	$219,343	$214,704
Property, plant and equipment, net
Computer hardware	$14,703	$13,881
Computer software(1)	32,835	32,521
Laboratory and manufacturing equipment	259,756	246,380
Land and building	12,347	12,347
Furniture and fixtures	2,517	2,474
Leasehold and building improvements	43,163	43,475
Construction in progress	33,431	34,816
Subtotal	$398,752	$385,894
Less accumulated depreciation and amortization	(261,983)	(249,952)
Total property, plant and equipment, net	$136,769	$135,942
Accrued expenses
Loss contingency related to non-cancelable purchase commitments	$7,017	$6,379
Professional and other consulting fees	5,451	5,305
Taxes payable	3,589	3,707
Royalties	5,526	5,404
Restructuring accrual	3,425	5,490
Right of return	11,427	—
Other accrued expenses	11,745	13,497
Total accrued expenses	$48,180	$39,782

(1)
Included in computer software at June 30, 2018 and December 30, 2017 were $11.4 million related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at June 30, 2018 and December 30, 2017 were $3.8 million and $4.7 million, respectively.

8.	Restructuring and Related Costs
In the fourth quarter of 2017, the Company implemented the 2017 Restructuring Plan in order to reduce expenses and establish a more cost-effective structure that better aligns the Company's operations with its long-term strategies. As part of the 2017 Restructuring Plan, the Company implemented several changes that it believes will help its research and development efficiency, with consolidation of its development sites, including closure of its Beijing, China design center, process changes to more broadly leverage the Company's engineering resources across regions and product line development, and prioritization of research and development initiatives. Outside of engineering, the Company also made changes to allow it to operate more efficiently as it scales the business, including reducing the Company's facilities footprint and writing off certain equipment that will not be utilized in the future. Finally, the Company realigned its inventory levels to match its new technology cadence and go to market strategies. As of December 30, 2017, the 2017 Restructuring Plan had been substantially completed and the Company does not expect to record significant future charges under this plan in 2018. During the six months ended June 30, 2018, the Company revised the estimates to its facilities-related and severance expenses, and recorded an impairment on term license agreements, as described further below.
The following table presents restructuring and related costs (credits) included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2017 Restructuring Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$26	$900	$43	$1,845
Facilities	—	47	—	(1,037)
Asset impairment	—	(50)	—	(74)
License impairment	—	783	—	783
Total	$26	$1,680	$43	$1,517
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	December 30, 2017	Charges (Credits)	Cash	Non-cash Settlements and Other	June 30, 2018

Severance and related expenses	$3,672	$1,888	$(4,029)	$—	$1,531
Facilities	6,947	(1,037)	(998)	(40)	4,872
Asset impairment	—	(74)	—	74	—
License impairment	—	783	—	(96)	687
Total	$10,619	$1,560	$(5,027)	$(62)	$7,090
During the first half of 2018, the Company revised its estimates related to its facilities closures due to the sublease of two restructured facilities and also recorded severance costs for additional impacted employees. Additionally, the Company recorded an impairment of $0.8 million related to term license agreements that were determined to have no future use. The Company expects the payments related to these term license agreements to be fully paid by the third quarter of 2019. As of June 30, 2018, the Company's restructuring liability was comprised of $4.9 million related to facility closures, with leases through January 2022, and $1.5 million of severance and related expenses, which are expected to be substantially paid by the second quarter of 2019.

9.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018 (in thousands):

	Unrealized Loss on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 30, 2017	$(418)	$7,551	$(879)	$6,254
Net current-period other comprehensive loss	99	(28,311)	(26)	(28,238)
Balance at June 30, 2018	$(319)	$(20,760)	$(905)	$(21,984)

10.	Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), and assumed issuance of common stock under the Company's Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of the $150.0 million in aggregate principal amount of 1.75% convertible senior notes due June 1, 2018 (the “Notes”) from the conversion spread (as further discussed in Note 11, “Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017). The Company includes the common shares underlying PSUs in the calculation of diluted net income per share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(21,938)	$(42,839)	$(48,218)	$(83,290)
Weighted average common shares outstanding - basic and diluted	152,259	147,538	151,296	146,662
Net loss per common share - basic and diluted	$(0.14)	$(0.29)	$(0.32)	$(0.57)
The Company incurred net losses during the three and six months ended June 30, 2018 and July 1, 2017, and as a result, potential common shares from stock options, RSUs, PSUs, assumed release of outstanding shares under the ESPP and assumed conversion of the Notes from the conversion spread were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock options	1,118	1,407	1,153	1,521
RSUs	7,579	6,500	8,509	7,137
PSUs	1,242	1,464	1,394	1,439
ESPP shares	—	892	1,124	923
Total	9,939	10,263	12,180	11,020

11.	Convertible Senior Notes
In May 2013, the Company issued the Notes, which matured on June 1, 2018. Upon maturity of the Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The net carrying amount of the debt obligation as of December 30, 2017 was as follows (in thousands):

Principal	$150,000
Unamortized discount	(4,670)
Unamortized issuance cost	(402)
Net carrying amount	$144,928

As of December 30, 2017, the carrying amount of the equity component of the Notes was $43.3 million.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Contractual interest expense	$438	$656	$1,094	$1,313
Amortization of debt issuance costs	163	222	402	437
Amortization of debt discount	1,892	2,577	4,671	5,091
Total interest expense	$2,493	$3,455	$6,167	$6,841
The coupon rate was 1.75%. For the three and six months ended June 30, 2018 and July 1, 2017, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the Notes.

12.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares. As of June 30, 2018, the Company has reserved a total of 15.4 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,397	$8.11	$1
Stock options granted	—	$—
Stock options exercised	(226)	$7.44	$489
Stock options canceled	(53)	$11.57
Outstanding at June 30, 2018	1,118	$8.08	$2,062
Exercisable at June 30, 2018	1,118	$8.08	$2,062

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	6,791	$11.55	$42,988
RSUs granted	3,344	$10.92
RSUs released	(2,021)	$13.12	$22,849
RSUs canceled	(535)	$11.32
Outstanding at June 30, 2018	7,579	$10.87	$75,257

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,367	$16.28	$8,651
PSUs granted	505	$15.87
PSUs released	(28)	$15.93	$273
PSUs canceled	(602)	$15.98
Outstanding at June 30, 2018	1,242	$16.26	$12,334
Expected to vest at June 30, 2018	1,054		$10,466

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $9.93 at June 29, 2018 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $9.93 at June 29, 2018 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 30, 2018. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$71,263	2.8
PSUs	$11,423	1.7

Employee Stock Options
The Company did not grant any stock options during the three and six months ended June 30, 2018. Amortization of stock-based compensation related to stock options in the three and six months ended June 30, 2018 and the corresponding periods in 2017 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Volatility	62%	51%	62%	51%
Risk-free interest rate	1.90%	0.81%	1.90%	0.81%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$3.13	$3.46	$3.13	$3.46
Total stock-based compensation expense	$1,337	$1,392	$2,892	$3,073
Restricted Stock Units
During the three and six months ended June 30, 2018, the Company granted RSUs to employees and members of the Company's board of directors to receive 0.2 million shares and 3.3 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 30, 2018 was approximately $8.0 million and $15.4 million, respectively, and was $8.4 million and $16.0 million in the corresponding periods of 2017, respectively.
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
PSUs granted to the Company’s executive officers and senior management under the 2007 Plan during 2016 are based on the total stockholder return (“TSR”) of the Company's common stock price as compared to the TSR of the S&P North American Technology Multimedia Networking Index (“SPGIIPTR”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the SPGIIPTR.
PSUs granted to the Company’s executive officers and senior management under the 2016 Plan during 2017 and the first half of 2018 are based on the TSR of the Company's common stock price relative to the TSR of the individual companies listed in the SPGIIPTR over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR.
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

The following table summarizes by grant year, the Company’s PSU activity for the six months ended June 30, 2018 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2015	2016	2017	2018
Outstanding at December 30, 2017	1,367	77	420	869	—
PSUs granted	505	—	—	—	505
PSUs released	(28)	—	(28)	—	—
PSUs canceled	(602)	(77)	(194)	(331)	—
Outstanding at June 30, 2018	1,242	—	198	538	505
Amortization of stock-based compensation related to PSUs in the three and six months ended June 30, 2018 was approximately $2.6 million and $4.7 million, respectively, and was $2.8 million and $4.6 million in the corresponding periods of 2017, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 30, 2018	December 30, 2017
Stock-based compensation effects in inventory	$5,222	$5,255

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$624	$834	$502	$1,558
Research and development	4,192	4,184	8,516	7,964
Sales and marketing	3,046	3,273	5,944	5,999
General and administration	2,767	2,852	5,534	5,392
	$10,629	$11,143	$20,496	$20,913
Cost of revenue – amortization from balance sheet (1)	1,415	1,237	2,531	2,344
Total stock-based compensation expense	$12,044	$12,380	$23,027	$23,257

(1)	Stock-based compensation expense deferred to inventory and deferred inventory costs in prior periods and recognized in the current period.

13.	Income Taxes
Benefit from income taxes for the three and six months ended June 30, 2018 were $0.1 million and $0.8 million, respectively, on pre-tax losses of $22.1 million and $49.0 million, respectively. This compared to a benefit from income taxes of $0.5 million and $0.7 million, respectively, on pre-tax losses of $43.4 million and $84.0 million for the three and six months ended July 1, 2017, respectively. Benefit from income taxes decreased by approximately $0.4 million in the three months ended June 30, 2018 as a result of higher foreign tax expense, as compared to the corresponding period in 2017. Benefit from income taxes increased by $0.1 million relating to higher forecasted tax expense incurred ratably through the six months ended June 30, 2018, offset by the release of tax reserves due to statute of limitations expiration. Due to the Company’s current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, the tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three and six months ended June 30, 2018.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At June 30, 2018, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
The Company reasonably estimated the impact of the Tax Act on its income tax provision for the year ended December 30, 2017, based on its understanding of the Tax Act and guidance at that time. The estimates are subject to adjustment during a measurement period not to extend beyond one year from the enactment date of the Tax Act, or by December 22, 2018. During the three and six months ended June 30, 2018, no adjustments to prior year estimates were made. Adjustments may be made during the measurement period subject to refinement of the Company's analysis and further technical guidance.

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

The following table sets forth long-lived assets by geographic region (in thousands):

	June 30, 2018	December 30, 2017
United States	$129,632	$128,582
Other Americas	1,237	661
Europe, Middle East and Africa	3,235	3,527
Asia Pacific	2,665	3,172
Total property, plant and equipment, net	$136,769	$135,942

For information regarding revenue disaggregated by geography, see Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.

15.	Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning balance	$30,848	$35,980	$30,909	$40,342
Charges to operations	5,166	5,022	9,523	9,681
Utilization	(4,067)	(3,901)	(8,505)	(7,289)
Change in estimate(1)	(1,710)	(4,701)	(1,690)	(10,334)
Balance at the end of the period	$30,237	$32,400	$30,237	$32,400

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

Letters of Credit and Bank Guarantees
The Company had $3.8 million of standby letters of credit and bank guarantees outstanding as of June 30, 2018 that consisted of $1.9 million related to customer performance guarantees, $1.2 million related to value added tax and customs' licenses, and $0.7 million related to property leases. The Company had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017 that consisted of $2.2 million related to customer performance guarantees, $1.3 million related to a value added tax license and $0.7 million related to property leases.
As of June 30, 2018 and December 30, 2017, the Company had a line of credit for approximately $1.6 million and $1.6 million, respectively, to support the issuance of letters of credit, of which zero and zero had been issued and outstanding, respectively. The Company has pledged approximately $5.0 million and $5.2 million of assets of a subsidiary to secure this line of credit and other obligations as of June 30, 2018 and December 30, 2017, respectively.

16.	Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “'327 patent”), 8,374,511 (the “'511 patent”) and 8,913,898 (the “'898 patent”) (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. The Company filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S. Patent and Trademark Office (“USPTO”). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the '511 patent and two IPRs of '898 patent but denied IPR petitions in connection with the '327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped all '511 and '898 patents, leaving only a few claims in the '327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The court has not set a procedural schedule for the consolidated case. The Company filed its answer to the new complaint on July 16, 2018. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, the Company filed a petition for IPR of the Core Optical patent in suit. Core Optical contacted the Company on July 19, 2018 to propose that the case be stayed pending the IPR. The Company agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 30, 2018, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

17.	Subsequent Event
On July 23, 2018, the Company announced its intent to acquire Telecom Holding Parent LLC, a privately held global supplier of open, hyperscale network solutions (such company, “Coriant” and such purchase, the “Acquisition”). The Company believes the Acquisition will significantly scale the Company as the next wave of global network spending begins, creating one of the world’s largest optical network equipment providers.
Under the terms of a definitive purchase agreement governing the Acquisition, subject to customary adjustments, the Company will pay approximately $150 million in cash at closing, and estimated additional amounts of $25 million in the two quarters post-closing and $55 million over a period of years. The Company will issue approximately 21 million shares, which when combined with the cash consideration, results in total transaction consideration of approximately $430 million. The Acquisition is anticipated to close in the Company’s third fiscal quarter ending September 29, 2018, subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding our planned acquisition of Coriant, including the timing to consummate the acquisition; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; costs and expectations regarding our restructuring plan; anticipated customer activity; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the new revenue recognition standard; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed on February 28, 2018. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
On July 23, 2018, we announced our intent to acquire Telecom Holding Parent LLC, a privately held global supplier of open, hyperscale network solutions (such company, “Coriant,” and such purchase, the “Acquisition”). We believe this Acquisition will allow us to scale as the next wave of global network spending begins, creating one of the world’s largest optical network equipment providers.
Under the terms of a definitive purchase agreement governing the Acquisition (the “Purchase Agreement”), subject to customary adjustments, we will pay approximately $150 million in cash at closing, and estimated additional amounts of $25 million in the two quarters post-closing and $55 million over a period of years. We will issue approximately 21 million shares, which when combined with the cash consideration, results in total transaction consideration of approximately $430 million. The Acquisition is anticipated to close in our third fiscal quarter ending September 29, 2018, subject to customary closing conditions.

Over the past few years, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets to offering a more complete portfolio of solutions that span the long-haul, subsea, datacenter interconnect (“DCI”) and metro markets. In late 2014, we expanded our addressable market by introducing the Cloud Xpress platform for the DCI market to meet a growing need for metro-reach optical interconnections between data centers. In mid-2017, we introduced the Cloud Xpress 2, which further optimizes capacity, space and power, all key elements of our ICP customers' value.
In the second half of 2015, we entered the metro market with the acquisition of Transmode AB, a leader in metro packet-optical applications, based in Stockholm, Sweden. Entering the metro market enabled us to expand our addressable market and offer a more complete portfolio of solutions, particularly to existing long-haul customers that also build metro networks. We have expanded our suite of metro solutions by both enhancing our XTM Series platforms and also utilizing our optical engines to deliver Cloud Xpress, XT and XTC Series platforms.
In 2017, we began shipping two new technology platforms. First, we introduced the Infinite Capacity Engine, a technology that delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and next-generation FlexCoherent DSP (“ICE4”). The Infinite Capacity Engine enables different subsystems that can be customized for a variety of network applications across our product portfolio, spanning the long-haul, subsea, DCI and metro markets. In 2017 through the second quarter of 2018, we introduced a series of new products powered by the ICE4 technology for our Cloud Xpress, XT and XTC Series product platforms. Second, we released our next-generation XTM Series, which leverages 16QAM modulation technology and is optimized for bandwidth-intensive applications at the metro edge.
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
For the three months ended June 30, 2018, two customers individually accounted for 23% and 13% of our total revenue and for the corresponding period in 2017, three customers individually accounted for 17%, 10% and 10% of our total revenue. For the six months ended June 30, 2018, two customers individually accounted for 26% and 12% of our total revenue and for the corresponding period in 2017, one customer individually accounted for 18% of our total revenue.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual

Report on Form 10-K for the fiscal year ended December 30, 2017 other than the impact of adopting new revenue accounting standards. Effective December 31, 2017, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion of the impact of the adoption of ASC 606 on our policies for revenue.
Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$175,288	84%	$143,360	81%	$31,928	22%
Services	32,939	16%	33,461	19%	(522)	(2)%
Total revenue	$208,227	100%	$176,821	100%	$31,406	18%
Cost of revenue:
Product	$110,857	53%	$100,302	57%	$10,555	11%
Services	13,039	6%	11,687	7%	1,352	12%
Restructuring and related	26	—%	—	—%	26	100%
Total cost of revenue	$123,922	59%	$111,989	64%	$11,933	11%
Gross profit	$84,305	40.5%	$64,832	36.7%	$19,473	30%

	Six Months Ended
	June 30, 2018		July 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$346,917	84%	$290,413	82%	$56,504	19%
Services	63,991	16%	61,930	18%	2,061	3%
Total revenue	$410,908	100%	$352,343	100%	$58,565	17%
Cost of revenue:
Product	$218,522	53%	$199,634	56%	$18,888	9%
Services	25,870	6%	23,821	7%	2,049	9%
Restructuring and related	43	—%	—	—%	43	100%
Total cost of revenue	$244,435	59%	$223,455	63%	$20,980	9%
Gross profit	$166,473	40.5%	$128,888	36.6%	$37,585	29%

Revenue
Total product revenue increased by $31.9 million, or 22%, during the three months ended June 30, 2018 compared to the corresponding period in 2017. Total product revenue increased by $56.5 million, or 19%, during the six months ended June 30, 2018. These increases were mainly due to strong growth from cable operators driven primarily by the adoption of our ICE4-based products. This was offset by weaker results from our service providers (collectively, Tier-1, Tier-2 and wholesale verticals) primarily related to slower spending as a result of the consolidation of two of our historically largest customers.
Total services revenue decreased by $0.5 million, or 2%, during the three months ended June 30, 2018 compared to the corresponding period in 2017. Total services revenue increased by $2.1 million, or 3%, during the six months ended June 30, 2018. This increase was attributable to the continued growth in on-going maintenance services due to our growing installed base of customer networks, partially offset by the negative impact of adopting ASC 606 during the first half of 2018.

We currently expect that total revenue will increase slightly in the third quarter of 2018 compared to the second quarter of 2018 and also increase during the second half of 2018 compared to the first half of 2018. In the third quarter and second half of 2018, we expect our business with service providers will grow as we add new customers and our existing customers increasingly adopt ICE4-based and next-generation XTM solutions. Coming off a very strong first half and in line with typical seasonality in the second half of the year, we anticipate revenue from cable operators will decline in the second half of 2018. We have identified several prospective growth opportunities over the next few quarters around our new products. Growth will be largely dependent on the acceptance of our new products and customer capital spending.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$120,988	58%	$112,196	63%	$8,792	8%
International	87,239	42%	64,625	37%	22,614	35%
	$208,227	100%	$176,821	100%	$31,406	18%
Total revenue by sales channel:
Direct	$195,624	94%	$166,826	94%	$28,798	17%
Indirect	12,603	6%	9,995	6%	2,608	26%
	$208,227	100%	$176,821	100%	$31,406	18%

	Six Months Ended
	June 30, 2018		July 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$250,013	61%	$211,976	60%	$38,037	18%
International	160,895	39%	140,367	40%	20,528	15%
	$410,908	100%	$352,343	100%	$58,565	17%
Total revenue by sales channel:
Direct	$384,086	93%	$332,772	94%	$51,314	15%
Indirect	26,822	7%	19,571	6%	7,251	37%
	$410,908	100%	$352,343	100%	$58,565	17%

Domestic revenue increased by $8.8 million, or 8%, during the three months ended June 30, 2018 compared to the corresponding period in 2017. Domestic revenue increased by $38.0 million, or 18%, for the six months ended June 30, 2018. These increases were primarily due to a significant increase in spending from cable operators, partially offset by a decline in revenue from our traditional service providers that was primarily attributable to the ongoing impacts of customer consolidation of two of our historically largest customers.
International revenue increased by $22.6 million, or 35%, during the three months ended June 30, 2018 compared to the corresponding period in 2017. International revenue increased by $20.5 million, or 15%, during the six months ended June 30, 2018. These increases were attributable to growth in all of our major sales regions: Europe, Middle East and Africa (“EMEA”), Asia Pacific and Japan (“APJ”) and other Americas, stemming from an increase in ICE4-based product sales, sales of our new XTM platform and higher international spending from U.S.-based ICPs.

Cost of Revenue and Gross Margin
Gross margin was 40.5% during the three months ended June 30, 2018, up from 36.7% in the corresponding period in 2017 and was 40.5% during the six months ended June 30, 2018, up from 36.6% in the corresponding period in 2017. This improvement was driven by product mix and an increase in sales of our next-generation products, which made up a larger percentage of our overall revenue mix and carry a lower cost structure.
Our new ICE4-based products generally carry lower bandwidth costs due to the advanced levels of integration into our optical engine, as well as the leverage on our vertically-integrated manufacturing infrastructure. As the volume of sales of our ICE4-based products continues to grow, we anticipate improvements to our gross margins over time, though in a given quarter, gross margins can fluctuate depending on the mix of footprint versus fill, customer mix and overall volume.
We currently expect that gross margin in the third quarter of 2018 will decline relative to the second quarter 2018 due to network equipment footprint sales being a higher percentage of the overall revenue mix. Due to the expected decline of gross margin in the third quarter of 2018, we expect our gross margin in the second half of 2018 will be lower compared to the first half of 2018. For the second half of 2018, we anticipate revenue growth will be driven by continued adoption of new products with existing customers and foresee large initial deployments with new customers. These new customer deployments and footprint builds, which will likely put downward pressure on our gross margin in the second half of 2018, are anticipated to enable higher margin capacity sales and incremental opportunities in future quarters.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	June 30, 2018		July 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$56,158	27%	$57,377	32%	$(1,219)	(2)%
Sales and marketing	29,721	14%	29,397	17%	324	1%
General and administrative	18,365	9%	18,563	10%	(198)	(1)%
Restructuring and related	1,680	1%	—	—%	1,680	100%
Total operating expenses	$105,924	51%	$105,337	59%	$587	1%

	Six Months Ended
	June 30, 2018		July 1, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$114,839	28%	$112,460	32%	$2,379	2%
Sales and marketing	60,213	15%	58,838	17%	1,375	2%
General and administrative	36,201	9%	35,922	10%	279	1%
Restructuring and related	1,517	—%	—	—%	1,517	100%
Total operating expenses	$212,770	52%	$207,220	59%	$5,550	3%

Research and Development Expenses
Research and development expenses decreased by $1.2 million, or 2%, during the three months ended June 30, 2018 and increased by $2.4 million, or 2%, during the six months ended June 30, 2018, compared to the corresponding periods in 2017. The overall changes were much lower than increases in revenue during these corresponding periods, attributable to activities undertaken in conjunction with our restructuring announced in the fourth quarter of 2017 to reduce overall expenses. The decrease during the three months ended June 30, 2018 was primarily due to lower compensation costs of $1.9 million as a result of reduced headcount, lower incremental outside professional services of $0.7 million, and lower depreciation expense and other costs of $0.5 million. The overall decrease was offset by higher spending in equipment, materials and related internal resources of $1.9 million to support the final development of our new products.
The increase during the six months ended June 30, 2018 was primarily due to higher spending in equipment, materials and related internal resources of $4.9 million, and increased compensation costs of $0.7 million. This increase was offset by lower outside professional services of $1.9 million and lower depreciation expense and other costs of $1.3 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.3 million, or 1%, during the three months ended June 30, 2018 and increased by $1.4 million, or 2%, during the six months ended June 30, 2018, compared to the corresponding periods in 2017. The overall changes in sales and marketing were much lower than increases in revenue during these corresponding periods, attributable to activities undertaken in conjunction with our restructuring announced in the fourth quarter of 2017 to reduce our overall expenses. The increases during the three and six month periods were primarily driven by increased spending on lab trials to support customer adoption of our new products, as well as increased compensation costs stemming from higher sales commissions and bonuses, in conjunction with higher revenue. These increases were offset by reduced spending in travel and other marketing expenses.
General and Administrative Expenses
General and administrative expenses decreased $0.2 million, or 1%, during the three months ended June 30, 2018 and increased by $0.3 million, or 1%, during the six months ended June 30, 2018, compared to the corresponding period in 2017. The overall changes in these expenses were much lower than increases in revenue during these corresponding periods, attributable to activities undertaken in conjunction with our restructuring announced in the fourth quarter of 2017 to reduce overall expenses. The decrease during the three months ended June 30, 2018 was primarily due to a reduction in compensation and recruiting fees, offset by higher outside professional services costs primarily related to legal matters. The increase during the six months ended June 30, 2018 was primarily due to higher outside professional services costs and depreciation expense, offset by a reduction in compensation-related costs.
Restructuring and Related
Restructuring and related costs were $1.7 million and $1.5 million, respectively, during the three and six months ended June 30, 2018. During the six months ended June 30, 2018, we revised the estimates to our facilities-related and severance expenses. Additionally, during the three months ended June 30, 2018, we recorded an impairment of $0.8 million related to term license agreements that were determined to have no future use. See Note 8, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense), Net

	Three Months Ended
	June 30, 2018	July 1, 2017	Change	% Change

	(In thousands)
Interest income	$629	$862	$(233)	(27)%
Interest expense	(2,501)	(3,456)	955	(28)%
Other gain (loss), net	1,429	(252)	1,681	(667)%
Total other income (expense), net	$(443)	$(2,846)	$2,403	(84)%

	Six Months Ended
	June 30, 2018	July 1, 2017	Change	% Change

	(In thousands)
Interest income	$1,526	$1,613	$(87)	(5)%
Interest expense	(6,184)	(6,859)	675	(10)%
Other gain (loss), net	1,935	(382)	2,317	(607)%
Total other income (expense), net	$(2,723)	$(5,628)	$2,905	(52)%
Interest income for the three and six months ended June 30, 2018 decreased by $0.2 million and $0.1 million, respectively, compared to the corresponding periods in 2017 mainly due to lower average investments balance, partially offset by a higher return on investments. Interest expense for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 decreased by $1.0 million and $0.7 million, respectively, mainly due to one month less amortization of debt discount and issuance costs related to the $150.0 million in aggregate principal amount of 1.75% convertible senior notes that matured on June 1, 2018 (the “Notes”). The change in other gain (loss), net, during the three and six months ended June 30, 2018, compared to the corresponding periods in 2017 was primarily related to foreign exchange related transactions.
Income Tax Benefit
Benefit from income taxes during the three and six months ended June 30, 2018 included a benefit of $0.1 million and $0.8 million, respectively, on pre-tax losses of $22.1 million and $49.0 million, respectively. This compares to benefit from income taxes of $0.5 million and $0.7 million, respectively, on pre-tax losses of $43.4 million and $84.0 million, respectively, for the three and six months ended July 1, 2017. Benefit from income taxes decreased by approximately $0.4 million in the three months ended June 30, 2018 as a result of higher foreign tax expense, as compared to the corresponding period in 2017. Benefit from income taxes increased by $0.1 million related to higher forecasted tax expense incurred ratably through the six months ended June 30, 2018 offset by the release of tax reserves due to statute of limitations expiration. Due to our current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, our tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate.
In all periods, the tax expense and benefit projected in our effective tax rate assumptions primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges for the three and six months ended June 30, 2018.
We reasonably estimated the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on our income tax provision for the year ended December 30, 2017, based on our understanding of the Tax Act and guidance at that time. The estimates are subject to adjustment during a measurement period not to extend beyond one year from the enactment date of the Tax Act, or by December 22, 2018. During the three and six months ended June 30, 2018, no adjustments to prior year estimates were made. Adjustments may be made during the measurement period subject to refinement of our analysis and further technical guidance.

Liquidity and Capital Resources

	Six Months Ended
	June 30, 2018	July 1, 2017

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(7,118)	$(18)
Investing activities	$96,737	$(64,053)
Financing activities	$(139,898)	$9,821

	June 30, 2018	December 30, 2017

	(In thousands)
Cash and cash equivalents	$63,308	$116,345
Investments	60,336	178,615
Restricted cash	5,681	5,141
	$129,325	$300,101
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
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2018 was $7.1 million compared to an insignificant amount for the corresponding period in 2017.
Net loss adjusted for non-cash items was $13.2 million during the six months ended June 30, 2018 compared to net loss adjusted for non-cash items of $(21.3) million for the corresponding period in 2017, reflecting a higher net loss in 2017.
Net cash used to fund working capital was $20.3 million during the six months ended June 30, 2018. Accounts receivable increased by $22.0 million primarily attributable to higher revenue levels during the first half of 2018 and the timing of invoicing. Inventory increased by $8.7 million to address strong customer demand for our new products, while decreasing the inventory levels of our prior generation products. Accounts payable increased by $24.5 million primarily reflecting increased inventory purchases and timing of payments. Accrued liabilities and other expenses decreased by $14.6 million primarily due to lower restructuring liabilities resulting from payments and changes in estimates. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of ASC 606. Deferred revenue increased $2.4 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of ASC 606.
Net cash provided by working capital was $21.3 million during the six months ended July 1, 2017. Accounts receivable decreased by $27.6 million as our revenue levels decreased significantly during the six months ended July 1, 2017. Accounts payable increased by $16.9 million primarily reflecting increased inventory purchases and timing of payments during the period. Accrued liabilities and other expenses decreased $4.4 million primarily due to reduced levels of compensation related accruals and the corporate bonus payout during the six months ended July 1, 2017. Deferred revenue increased $10.1 million attributable to commercial arrangements with customers to transition to new products and continued growth in on-going support services, which are typically contracted on an annual or multi-year basis. Accrued warranty decreased $8.1 million primarily due to changes in estimated repair and replacement costs, along with improved failure rates.

Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2018 was $96.7 million as compared to net cash used in of $64.1 million in the corresponding period in 2017. Investing activities during the six months ended June 30, 2018 included net proceeds of $118.2 million associated with sales, maturities and purchases of investments in order to prepare for the repayment of the Notes in June 2018. Additionally, capital expenditures amounted to $21.5 million during the period. Investing activities during the six months ended July 1, 2017 included net usage of $24.9 million associated with purchases, maturities and sales of investments and capital expenditures of $39.2 million, of which $12.4 million was due to the purchase of our module manufacturing facility in Pennsylvania in May 2017.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2018 was $139.9 million compared to net cash provided by financing activities of $9.8 million in the corresponding period of 2017. Financing activities during the six months ended June 30, 2018 included $150.0 million for the repayment of the Notes, which matured on June 1, 2018.
Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units. Additionally, financing activities during the six months ended July 1, 2017 included a $0.5 million payment related to the purchase of noncontrolling interest related to the completion of the squeeze-out proceedings associated with our acquisition of Transmode.
Liquidity
We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. To fund the cash requirements of the Acquisition and to support future working capital requirements, we plan to pursue debt financing. Morgan Stanley Senior Funding, Inc. has committed to provide debt financing for the transaction, subject to customary conditions. The Acquisition is anticipated to close in our third fiscal quarter ending September 29, 2018.
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
As of June 30, 2018, we had $122.2 million of cash, cash equivalents, and short-term investments, including $32.6 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes to our market risk during the six months ended June 30, 2018.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “‘511 patent”) and 8,913,898 (the “’898 patent”) (collectively, the asserted patent are referred to herein as the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We filed our answer to Oyster Optics' complaint on February 3, 2017. We filed two petitions for Inter Partes Review (“IPR”) of the ‘898 patent with the U.S. Patent and Trademark Office (“USPTO”). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The court has not set a procedural schedule in the consolidated case. We filed our answer to the new complaint on July 16, 2018. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, we filed a petition for IPR of the Core Optical patent in suit. Core Optical contacted us on July 19, 2018 to propose that the case be stayed pending the IPR. We agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Risks Related to Our Proposed Acquisition of Coriant

We may fail to realize the anticipated strategic and financial benefits expected from our acquisition of
Coriant.
We may not realize all of the anticipated benefits of the Acquisition or realize such benefits in the anticipated time frame after the completion of the Acquisition. Our ability to realize the anticipated strategic and financial benefits of the Acquisition will depend on, among other things, our ability to combine our business with Coriant’s business in a manner that facilitates growth, realizes anticipated cost savings and retains Coriant’s and our customers, suppliers and employees. We must successfully combine our business with the business of Coriant in a manner that enables these anticipated benefits to be realized and we must achieve the anticipated growth and cost savings without adversely affecting our revenue and financial results or the revenue and financial results of Coriant. We may not be able to achieve the cost reductions we have publicly announced prior to the Acquisition in the amount and time frame previously described, which may have a material adverse effect on our business, financial conditions and results of operations

We may not be able to obtain financing on favorable terms to consummate the Acquisition.
There is no financing condition under the Purchase Agreement, which means that if the conditions to closing are otherwise satisfied or waived, we are obligated to consummate the Acquisition and pay the amounts required under the Purchase Agreement. In connection with the Purchase Agreement, we entered into a debt commitment letter pursuant to which Morgan Stanley Senior Fundings, Inc. has committed to provide to us, among other things, $200 million of interim financing to fund the Acquisition, subject to the execution of definitive documentation and customary closing conditions. We currently intend to raise debt financing to fund the cash portion of the Acquisition consideration and pay related fees and expenses in connection with the Acquisition. If we are unable to secure financing on favorable terms or if we utilize such interim financing pursuant to the debt commitment letter, interest costs could be significant, causing our financial results to be negatively impacted or our operating flexibility may be constrained.

We may be unable to realize the anticipated synergies related to the Acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
Following the consummation of the Acquisition, we expect to realize significant synergies from cost savings after the closing of the Acquisition. We also expect to incur material one-time costs to achieve these synergies. While we believe these synergies are achievable, our ability to achieve such estimated synergies in the amounts and timeframe expected is subject to various assumptions by our management based on expectations that are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced. In addition, we may incur additional and/or unexpected costs to realize these synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Acquisition and adversely affect our business following the Acquisition. We have incurred and will continue to incur substantial expenses in connection with the negotiation and consummation of the transactions contemplated by the Purchase Agreement. These costs, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results following the consummation of the Acquisition and many of these costs will be borne by us even if the Acquisition is not consummated.

Our gross margin will initially decline materially as a result of the Acquisition and we may not be able to increase them to the levels we expect to achieve.
We anticipate that our gross margin will initially decline as a result of the Acquisition. Our gross margin for the three months ended June 30, 2018 was 40.5%, which is significantly higher than the gross margin profile of the current Coriant business. As a result, we anticipate that, on a combined basis, our gross margin will be materially lower following consummation of the Acquisition. Any further declines in Coriant’s margin would continue to have a negative impact in our gross margin on a combined basis. While we intend to implement a number of strategies and measures to realize benefits and synergies that improve our gross margin following consummation of the Acquisition, there can be no assurance that such strategies and measures will be effective, that we will realize those anticipated benefits and synergies, or that they will have the effect of improving our gross margin, either within the anticipated time frame following the Acquisition or at all.

Following the consummation of the Acquisition, we may be unable to successfully integrate Coriant’s business and realize the anticipated benefits of the Acquisition.
We and Coriant currently operate as independent companies. After the closing of the Acquisition, we will be required to devote significant management attention and resources to integrating the business and operations of Coriant. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our business and the business of Coriant in a manner that permits us to reverse Coriant’s negative net operating cash flows and achieve the cost savings, product portfolio rationalization or revenue growth anticipated to result from the Acquisition, which would result in the anticipated benefits and synergies of the Acquisition not being realized in the time frame currently anticipated or at all;

•	the loss of sales, customers or suppliers of ours or of Coriant as a result of such parties deciding not to continue business at the same or similar levels with us or Coriant after the Acquisition;

•	challenges associated with operating the combined business in markets and geographies in which we do not currently operate;

•	difficulty integrating our direct sales and distribution channels with Coriant’s to effectively sell the products of the combined company following the closing of the Acquisition;

•
the complexities associated with managing our company and integrating personnel from Coriant, resulting in a significantly larger combined company, while at the same time providing high quality products to customers;

•	unanticipated issues in coordinating accounting, information technology, communications, administration and other systems;

•	identifying and eliminating redundant and underperforming functions and assets;

•	difficulty addressing possible differences in corporate culture and management philosophies;

•	the failure to retain key employees of ours or of Coriant;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Acquisition;

•	performance shortfalls as a result of the diversion of management’s attention caused by consummating the Acquisition and integrating Coriant’s operations; and

•	managing the increased debt levels incurred in connection with the Acquisition.

An inability to realize the anticipated benefits and cost synergies of the Acquisition, as well as any delays encountered in the integration process, could have a material adverse effect on the revenue, level of expenses and operating results of the combined company, which may materially adversely affect the value of our stock and the notes following the consummation of the Acquisition.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefit of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies. If we are not able to adequately address these challenges, we may be unable to successfully integrate Coriant’s operations into our own or, even if we are able to combine the two business operations successfully, to realize the anticipated benefits of the integration of the two companies.

Our business relationships, those of Coriant or the combined company may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which we or Coriant do business may experience uncertainty associated with the pending Acquisition, including with respect to current or future business relationships with us, Coriant or the combined company. Our and Coriant’s business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relations with us or Coriant, as the case may be, will not be adversely impacted as a result of the Acquisition or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Coriant, or the combined company as a result of the Acquisition. For example, a number of Coriant’s customers deferred purchase orders with Coriant pending announcement of a strategic transaction, and there can be no assurance that all of those customers will ultimately submit such purchase orders with Coriant. Any such failure to submit such purchase orders with Coriant, or any of these other disruptions could have a material adverse effect on our or Coriant’s businesses, financial condition, or results of operations or on the business, financial condition or results of operations of the combined company and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisition. The risks and adverse effects of such disruptions could be exacerbated by any delay in consummating the Acquisition, which could have a negative effect on our stock price.

We do not currently control Coriant.
Although the Purchase Agreement contains covenants on the part of Coriant regarding the operation of its business prior to closing, we will not control Coriant and its subsidiaries until completion of the Acquisition and the business and results of operations of Coriant may be adversely affected by events that are outside of our control during the intervening period. The historic and current performance of Coriant’s business and operations may not be indicative of success in future periods. The future performance of Coriant may be influenced by, among other factors, economic downturns, turmoil in financial markets, unfavorable regulatory decisions, litigation, the occurrence or discovery of new liabilities, rising interest rates and other factors beyond our and Coriant’s control. As a result of any one or more of these factors, among others, the operations and financial performance of Coriant may be negatively affected, which may adversely affect the combined company’s future financial results.

The consummation of the Acquisition is subject to a number of conditions and if these conditions are not satisfied or waived, the Acquisition will not be consummated.
The proposed Acquisition of Coriant by us pursuant to the Purchase Agreement is subject to a number of conditions that must be satisfied prior to the consummation of the Acquisition and the closing of the Acquisition may not occur. Should the Acquisition fail to close for any reason, the business, reputation, financial condition and results of operations of Coriant’s and/or us may be materially adversely affected. The closing conditions under the Purchase Agreement include, among others:

•	the absence of any material adverse effect with respect to Coriant (as defined in the Purchase Agreement);

•	the termination or expiration of any applicable waiting period under applicable antitrust laws in the United States as well as certain foreign jurisdictions (including Germany and Russia); and

•
no injunction, writ or temporary restraining order of any nature issued or threatened by a court or governmental authority of competent jurisdiction which has the effect of making the Acquisition illegal or otherwise prohibiting consummation of the Acquisition.

For both us and Coriant, the obligation to consummate the Acquisition is also subject to the accuracy of representations and warranties of, and the performance of obligations of, the other party, in each case as set forth in the Purchase Agreement, subject to specified materiality exceptions. As a result of the above mentioned conditions and the other conditions described in the Purchase Agreement, there can be no assurance that the Acquisition will be consummated. Subject to certain exceptions, an adverse change in the business, financial condition, results of operations or prospects of us or Coriant’s prior to the completion of the Acquisition will not permit us to terminate the Acquisition, even if such changes would have a material adverse effect on Coriant or us.

Coriant has not yet adopted accounting standard ASC 606 relating to revenue recognition, and the adoption of ASC 606 may have a material adverse effect on Coriant’s results of operations. In addition, any difficulties in the implementation and preparation of ASC 606 with respect to the Coriant financial statements, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and damage our reputation with investors.
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), that supersedes nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue that is recognized. We adopted ASC 606 as of December 31, 2017 using the modified retrospective transition method, which means that results for the reporting periods after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting practices.
However, nonpublic companies are not yet required to implement ASC 606 and, as a result, Coriant has not yet adopted ASC 606 and it is difficult to predict the exact impact of this change to accounting principles and the adoption of ASC 606 could have a material adverse effect on Coriant’s results of operations for the three months ended March 31, 2018 and June 30, 2018 and future periods. In addition, any difficulties in the implementation and preparation of ASC 606 with respect to the Corian financial statements upon completion of the Acquisition, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and damage our reputation with investors.

If we are unable to maintain effective internal control over financial reporting for the combined companies following the Acquisition, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
We and Coriant currently maintain separate internal control over financial reporting with different financial reporting processes and different process control software. After the closing of the Acquisition, we plan to integrate our internal control over financial reporting and move the combined companies to a single enterprise resource planning system. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes. If we are unable to implement and maintain effective internal control over financial reporting following completion of the Acquisition, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

As a result of the Acquisition, our goodwill and intangible assets on our consolidated balance sheet will increase substantially. If our goodwill or intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.
Our intangible assets, including goodwill, represent a significant portion of our total assets. As a result of the Acquisition, our goodwill and intangible assets on our consolidated balance sheet will increase substantially. Under U.S. GAAP, goodwill and intangible assets are reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable). If our goodwill or other intangible assets are determined to be impaired in the future, we will be required to record a non-cash charge to earnings during the period in which the impairment is determined, and any such charges may be material.
Coriant may have liabilities that are not known, probable or estimable at this time.
As a result of the Acquisition, Coriant will become our subsidiary and remain subject to its past, current and future liabilities (other than indebtedness discharged in connection with the Acquisition). There could be unasserted claims or assessments against or affecting Coriant, including the failure to comply with applicable laws, regulations, orders and consent decrees or infringement or misappropriation of third party intellectual property or other proprietary rights that we failed or were unable to discover or identify in the course of performing our due diligence investigation of Coriant. In addition, there are liabilities of Coriant that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of Coriant relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Coriant that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third party intellectual property or other proprietary rights (including related indemnity requests from customers).

As a result of the Acquisition, Infinera and Coriant may be unable to retain key employees.
Our success after the Acquisition will depend in part upon our ability to retain key employees of ours and Coriant. Key employees may depart because of a variety of reasons relating to the Acquisition. If we and Coriant are unable to retain key personnel who are critical to the successful integration and future operations of the combined company, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Acquisition.
Risks Related to Our Business and Our Common Stock
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in each of the prior six quarters, we have had operating losses, largely as a result of lower revenue and gross margins.
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

•
fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures, as well as the timing of purchases by our key customers;

•	changes in customers’ budgets for optical transport network purchases and changes or variability in their purchasing cycles;

•
fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, and customer consolidation, which may affect our ability to grow revenue;

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or whether at all, the markets in which we operate adopt our solutions;

•	our ability to increase volumes and yields on products manufactured in our internal manufacturing facilities;

•	the quality and timing of delivery of key components from suppliers;

•	our ability to consummate the acquisition of Coriant, integrate our operations with Coriant operations and realize the anticipated synergies related to the Acquisition;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of revenue recognition and revenue deferrals;

•	any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules;

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
As we transition customers to new products, we face significant risk that our new products may not be accepted by our current or new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.

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
A relatively small number of customers account for a large percentage of our revenue from period to period. For the first quarter of fiscal 2018 and the second quarter of fiscal 2018, our top five customers accounted for approximately 56% and 55% of our total revenue, respectively. For fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers for fiscal year 2017 is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. For fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during the first quarter of 2017, Verizon completed its acquisition of XO Communications. In addition, in the fourth quarter of 2017, CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
Our gross margin may fluctuate from period to period and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 24.1% to 45.6%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed.
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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.

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
If we fail to protect our intellectual property rights, our competitive position could be harmed, or we could incur significant expense to enforce our rights.
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

•	mergers and acquisitions by us (including our pending acquisition of Coriant), by our competitors or by our customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
Sales of our products into international markets are an important part of our business. During the first half of fiscal year 2018, fiscal year 2017 and fiscal year 2016, we derived approximately 39%, 42% and 38%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
Our manufacturing operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment, including the Waste Electrical and Electronic Equipment Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, and the Registration, Evaluation, Authorization, and Restriction of Chemicals regulations adopted by the European Union. If we experience a problem with complying with these regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities for any costs related to health, safety or environmental remediation. We could also be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. If we experience a problem or fail to comply with such safety standards, our business, financial condition and operating results may be harmed.
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
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations, including regulations on net neutrality or generally affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, in April 2016, the European Parliament approved the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018 and supersedes current EU data protection regulations. The GDPR will impose stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Any failure to obtain the required approvals or comply with such laws and regulations could harm our business and operating results.

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
10.1
Infinera Corporation Amended and Restated 2007 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration on Form S-8 (No. 333-225887), filed with the SEC on June 26, 2018.

10.2
Form of Amended and Restated 2007 Employee Stock Purchase Plan Subscription Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration on Form S-8 (No. 333-225887), filed with the SEC on June 26, 2018.

10.3
Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration on Form S-8 (No. 333-225887), filed with the SEC on June 26, 2018.

10.4
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2018).

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 8, 2018