Form 10-Q
period 2018-09-29
INFINERA Corp
filed 2018-11-08
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, 174,986,726 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED September 29, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$416,406	$116,345
Short-term investments	30,480	147,596
Accounts receivable, net of allowance for doubtful accounts of $866 in 2018 and $892 in 2017	153,901	126,152
Inventory	211,945	214,704
Prepaid expenses and other current assets	43,756	43,140
Total current assets	856,488	647,937
Property, plant and equipment, net	131,923	135,942
Intangible assets	66,144	92,188
Goodwill	180,986	195,615
Long-term investments	850	36,129
Other non-current assets	11,007	9,859
Total assets	$1,247,398	$1,117,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,249	$58,124
Accrued expenses	43,324	39,782
Accrued compensation and related benefits	35,738	45,751
Short-term debt, net	—	144,928
Accrued warranty	13,475	13,670
Deferred revenue	42,724	72,421
Total current liabilities	218,510	374,676
Long-term debt, net	262,580	—
Accrued warranty, non-current	17,007	17,239
Deferred revenue, non-current	15,790	22,502
Deferred tax liability	14,977	21,609
Other long-term liabilities	14,217	16,279
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 29, 2018 and December 30, 2017
Issued and outstanding shares – 153,988 as of September 29, 2018 and 149,471 as of December 30, 2017	154	149
Additional paid-in capital	1,547,451	1,417,043
Accumulated other comprehensive income (loss)	(19,785)	6,254
Accumulated deficit	(823,503)	(758,081)
Total stockholders' equity	704,317	665,365
Total liabilities and stockholders’ equity	$1,247,398	$1,117,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Product	$167,030	$159,579	$513,947	$449,992
Services	33,383	33,001	97,374	94,931
Total revenue	200,413	192,580	611,321	544,923
Cost of revenue:
Cost of product	117,152	111,803	335,674	311,437
Cost of services	13,075	12,951	38,945	36,772
Restructuring and related	7	—	50	—
Total cost of revenue	130,234	124,754	374,669	348,209
Gross profit	70,179	67,826	236,652	196,714
Operating expenses:
Research and development	50,658	56,616	165,497	169,076
Sales and marketing	26,073	27,824	86,286	86,662
General and administrative	18,415	17,634	54,616	53,556
Restructuring and related	191	—	1,708	—
Total operating expenses	95,337	102,074	308,107	309,294
Loss from operations	(25,158)	(34,248)	(71,455)	(112,580)
Other income (expense), net:
Interest income	292	857	1,818	2,470
Interest expense	(2,160)	(3,549)	(8,344)	(10,408)
Other gain (loss), net	(5,449)	(80)	(3,514)	(462)
Total other income (expense), net	(7,317)	(2,772)	(10,040)	(8,400)
Loss before income taxes	(32,475)	(37,020)	(81,495)	(120,980)
Provision for (benefit from) income taxes	135	211	(667)	(459)
Net loss	(32,610)	(37,231)	(80,828)	(120,521)
Net loss per common share:
Basic	$(0.21)	$(0.25)	$(0.53)	$(0.82)
Diluted	$(0.21)	$(0.25)	$(0.53)	$(0.82)
Weighted average shares used in computing net loss per common share:
Basic	153,492	148,777	152,028	147,367
Diluted	153,492	148,777	152,028	147,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net loss	$(32,610)	$(37,231)	$(80,828)	$(120,521)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	175	87	274	27
Foreign currency translation adjustment	2,069	12,614	(26,242)	37,257
Tax related to available-for-sale investment	(45)	(11)	(71)	(11)
Net change in accumulated other comprehensive income (loss)	2,199	12,690	(26,039)	37,273
Comprehensive loss	$(30,411)	$(24,541)	$(106,867)	$(83,248)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net loss	$(80,828)	$(120,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,339	49,391
Non-cash restructuring and related credits	(81)	—
Amortization of debt discount and issuance costs	6,752	8,399
Realized gain on sale of non-marketable equity investments	(1,050)	—
Impairment on non-marketable equity investment	4,260	—
Stock-based compensation expense	34,394	35,424
Other loss	214	622
Changes in assets and liabilities:
Accounts receivable	(27,728)	15,078
Inventory	(926)	(9,601)
Prepaid expenses and other assets	294	(15,366)
Accounts payable	26,254	25,840
Accrued liabilities and other expenses	(30,754)	(18,757)
Deferred revenue	(8,669)	8,575
Net cash used in operating activities	(27,529)	(20,916)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,986)	(122,249)
Proceeds from sales of available-for-sale investments	53,039	10,531
Proceeds from maturities of investments	98,112	111,970
Proceeds from sale of non-marketable equity investment	1,050	—
Purchase of property and equipment	(27,027)	(50,247)
Net cash provided by (used in) investing activities	122,188	(49,995)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	391,431	—
Purchase of capped call transactions	(48,880)	—
Repayment of debt	(150,000)	—
Acquisition of noncontrolling interest	—	(471)
Proceeds from issuance of common stock	17,693	17,991
Minimum tax withholding paid on behalf of employees for net share settlement	(1,093)	(963)
Net cash provided by financing activities	209,151	16,557
Effect of exchange rate changes on cash and restricted cash	(3,054)	3,855
Net change in cash, cash equivalents and restricted cash	300,756	(50,499)
Cash, cash equivalents and restricted cash at beginning of period	121,486	177,580
Cash, cash equivalents and restricted cash at end of period(1)	$422,242	$127,081
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$3,320	$4,159
Cash paid for interest	$1,332	$1,317
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$1,165	$3,110

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	September 29, 2018	September 30, 2017

	(In thousands)
Cash and cash equivalents	$416,406	$122,042
Short-term restricted cash	402	740
Long-term restricted cash	5,434	4,299
Total cash, cash equivalents and restricted cash	$422,242	$127,081

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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations, fair value measurement of investments and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
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
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended September 29, 2018, two customers individually accounted for 17% and 14% of the Company's total revenue and for the corresponding period in 2017, two customers individually accounted for 16% and 12% of the Company's total revenue. For the nine months ended September 29, 2018, two customers individually accounted for 22% and 14% of the Company's total revenue and for the corresponding period in 2017, two customers individually accounted for 16% and 11% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 29, 2018 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, with the exception of the Company's revenue recognition policy. Effective December 31, 2017, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of the adoption of these standards on the Company's policy for revenue recognition.
The Company adopted Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), during the first quarter of fiscal 2018, using the retrospective transition approach. Restricted cash in the prior period has been included with cash and cash equivalents when reconciling the beginning and ending total amounts on the statement of cash flows for the nine months ended September 30, 2017, to conform to the current period presentation. The adoption of ASU 2016-18 did not have a material impact on the cash flow activity presented on the Company's condensed consolidated statement of cash flows.

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
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. ASU 2018-15 is effective for the Company in its first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2018-15 will have on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Company in its first quarter of 2020 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2018-13 will have on its consolidated financial statements.
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under ASU 2018-07, certain guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The guidance will be effective for the Company's first quarter of 2019 and early adoption is permitted. As the Company does not have material non-employee awards, it does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”), which provides lessees an additional (and optional) transition method to apply the new leasing standard to all open leases at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact the adoption of ASU 2016-02 and ASU 2018-11 will have on its consolidated financial statements and expects to have increases in the assets and liabilities of its consolidated balance sheets.

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
Many of the Company's product sales are sold in combination with installation and deployment services along with initial hardware and software support. The Company's product sales are also sold with spares management, on-site hardware replacement services, network operations management, software subscription services, extended hardware warranty and training. Initial software and hardware support services are generally delivered over a one-year period in connection with the initial purchase. Software warranty provides customers with maintenance releases during the warranty support period and hardware warranty provides replacement or repair of equipment that fails to perform in line with specifications. Software subscription services include software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
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
Services revenue includes software subscription services, installation and deployment services, spares management, on-site hardware replacement services, network operations management, extended hardware warranty and training. Revenue from software subscription services, spares management, on-site hardware replacement services, network operations management and extended hardware warranty contracts is deferred and is recognized ratably over the contractual support period, which is generally one year, as services are provided over the course of the entire period. Revenue related to training and installation and deployment services is recognized upon completion of the services.
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
ASC 606 Adoption
The Company recorded a net reduction to the opening balance of its accumulated deficit of $15.4 million as of December 31, 2017 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its services revenue. The impact to revenue for the three and nine months ended September 29, 2018 was an increase of $0.9 million and a decrease of $0.6 million, respectively, as a result of applying ASC 606. The details of the significant changes and quantitative impact of the Company’s adoption of ASC 606 are set out below.
Customer Purchase Commitments
The Company sells software licenses that provide customers the ability to purchase incremental bandwidth capacity on an already deployed piece of hardware. Infinera Instant Bandwidth (“IB”) enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of IB licenses. IB licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
Some contracts commit the customer to purchase incremental IB licenses within a specified time frame from the initial shipment of the IB enabled hardware. The time frame varies by customer and generally ranges between 12 to 24 months. If the customer does not purchase the additional capacity within the time frame as stated in the contract, the Company has the right to deliver and invoice such IB licenses to the customer. Under ASC 605, the additional incremental licenses were not included as an element of the initial arrangement because fees for the future purchase were not fixed. Under ASC 606, future committed licenses are considered to be additional performance obligations when a minimum purchase obligation is present, as evidenced by enforceable rights and obligations. As such, the Company is required to estimate the variable consideration for future IB licenses as part of determining the contract transaction price.
Contract Termination Rights
The contract term is determined on the basis of the period over which the parties to the contract have present enforceable rights and obligations. Certain customer contracts include a termination for convenience clause that allows the customer to terminate services without penalty, upon advance notification. For such contracts, the service duration is limited to the non-cancellable portion of the contract.
Variable Consideration
The consideration associated with customer contracts is generally fixed. Variable consideration includes discounts, rebates, refunds, credits, incentives, penalties, or other similar items. The amount of consideration that can vary is not a substantial portion of total consideration.
Variable consideration estimates are re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration will be applied on a retrospective basis, with the adjustment recorded in the period in which the change occurs. Changes to variable consideration will be tracked and material changes disclosed.
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
As of September 29, 2018, the ending balance of the Company’s capitalized costs to obtain a contract was $0.4 million. The Company's amortization expense was not material for the three and nine months ended September 29, 2018.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
Product	$167,030	$159,579	$513,947	$449,992
Services	33,383	33,001	97,374	94,931
Total revenue	$200,413	$192,580	$611,321	$544,923

The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on our behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
United States	$98,097	$113,617	$348,109	$325,593
Other Americas	6,775	5,636	16,867	14,642
Europe, Middle East and Africa	59,131	58,391	180,492	163,714
Asia Pacific	36,410	14,936	65,853	40,974
Total revenue	$200,413	$192,580	$611,321	$544,923

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
Direct	$172,918	$179,300	$557,004	$512,072
Indirect	27,495	13,280	54,317	32,851
Total revenue	$200,413	$192,580	$611,321	$544,923

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 29, 2018	At Adoption
Accounts receivable, net	$153,901	$135,245
Contract assets	$6,469	$2,825
Deferred revenue	$58,516	$75,458
Revenue recognized for the nine months ended September 29, 2018 that was included in the deferred revenue balance at the beginning of the reporting period was $35.2 million. Changes in the contract asset and liability balances during the three and nine months ended September 29, 2018 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized in the future as of September 29, 2018	$96,246	$56,853	$18,278	$5,056	$2,536	$2,300	$181,269
Impacts on Financial Statements
The following tables summarize the impact of adopting ASC 606 on the Company's condensed consolidated statement of operations for the three and nine months ended September 29, 2018 and the Company's condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	Three Months Ended September 29, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Income Statement
Revenue
Product	$167,030	$(1,845)	$165,185
Services	33,383	900	34,283
	$200,413	$(945)	$199,468
Costs and expenses
Cost of revenue	$130,234	$1,356	$131,590
Net loss	$(32,610)	$(2,301)	$(34,911)
Net loss per share - basic and diluted	$(0.21)	$(0.02)	$(0.23)

	Nine Months Ended September 29, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Income Statement
Revenue
Product	$513,947	$(2,740)	$511,207
Services	97,374	3,380	100,754
	$611,321	$640	$611,961
Costs and expenses
Cost of revenue	$374,669	$2,596	$377,265
Net loss	$(80,828)	$(1,956)	$(82,784)
Net loss per share - basic and diluted	$(0.53)	$(0.01)	$(0.54)

	Balance at December 30, 2017	Adjustments due to ASC 606	As Adjusted Balance at December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$126,152	$9,093	$135,245
Inventory	$214,704	$(239)	$214,465
Prepaid expenses and other assets	$43,339	$2,731	$46,070

Liabilities
Accrued expenses	$39,782	$15,645	$55,427
Deferred revenue	$94,923	$(19,465)	$75,458

Equity
Accumulated deficit	$(758,081)	$15,406	$(742,675)

4.	Fair Value Measurements
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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 29, 2018			As of December 30, 2017
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$50	$—	$50	$20,371	$—	$20,371
Certificates of deposit	—	—	—	—	240	240
Commercial paper	—	—	—	—	26,912	26,912
Corporate bonds	—	25,490	25,490	—	118,558	118,558
U.S. agency notes	—	2,994	2,994	—	5,480	5,480
U.S. treasuries	1,996	—	1,996	35,408	—	35,408
Foreign currency exchange forward contracts	—	5	5	—	—	—
Total assets	$2,046	$28,489	$30,535	$55,779	$151,190	$206,969
Liabilities
Foreign currency exchange forward contracts	$—	$—	$—	$—	$(204)	$(204)
During the three and nine months ended September 29, 2018, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of September 29, 2018 and December 30, 2017, none of the Company’s existing securities were classified as Level 3 securities. The significant reduction in total assets in the above table relates to various investments that were sold in anticipation of the repayment of the Company's 2018 Notes in June 2018, as discussed in Note 11, “Convertible Senior Notes,” to the Notes to Condensed Consolidated Financial Statements.
The Company classifies the following assets and liabilities within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values:
Equity Investment
In 2016, the Company invested $7.0 million in a privately-held company. As of September 29, 2018, and December 30, 2017, the Company's equity investment balance was $0.9 million and $5.1 million, respectively. As of December 30, 2017, the Company determined that its non-marketable equity securities were impaired, resulting in an impairment charge of $1.9 million to adjust the carrying value to estimated fair value. During the three months ended September 29, 2018, the Company recorded an additional impairment charge of $4.3 million to adjust the carrying value to estimated fair value.
               Beginning the first quarter of 2018, the Company adopted ASU 2016-01, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. As a result of adopting this new standard, the Company's non-marketable equity securities formerly classified as cost-method investments are measured and recorded using the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and qualifying observable price changes are recorded in other income (expense), net, in the accompanying condensed consolidated statements of operations. No initial adoption adjustment was recorded for these instruments since the standard was required to be applied prospectively for securities measured using the measurement alternative.
The Company regularly evaluates the carrying value of its equity investment for impairment. When a qualitative assessment indicates that impairment exists, the Company measures the investment at fair value.

Facilities-related Charges
In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the “2017 Restructuring Plan”). As a result of the 2017 Restructuring Plan, the Company calculated the fair value of its facilities-related charges of $7.3 million, based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. During the first half of 2018, the Company revised the estimates to its facilities-related accruals. See Note 8, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cash, cash equivalents and investments were as follows (in thousands):

	September 29, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$416,356	$—	$—	$416,356
Money market funds	50	—	—	50
Total cash and cash equivalents	$416,406	$—	$—	$416,406
Corporate bonds	25,624	—	(134)	25,490
U.S. agency notes	3,000	—	(6)	2,994
U.S. treasuries	2,000	—	(4)	1,996
Total short-term investments	$30,624	$—	$(144)	$30,480
Total cash, cash equivalents and investments	$447,030	$—	$(144)	$446,886

	December 30, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$87,991	$—	$—	$87,991
Money market funds	20,371	—	—	20,371
U.S. treasuries	7,984	—	(1)	7,983
Total cash and cash equivalents	$116,346	$—	$(1)	$116,345
Certificates of deposit	240	—	—	240
Commercial paper	26,924	—	(12)	26,912
Corporate bonds	90,685	—	(155)	90,530
U.S. agency notes	2,500	—	(11)	2,489
U.S. treasuries	27,495	—	(70)	27,425
Total short-term investments	$147,844	$—	$(248)	$147,596
Corporate bonds	28,186	—	(158)	28,028
U.S. agency notes	3,002	—	(11)	2,991
Total long-term investments	$31,188	$—	$(169)	$31,019
Total cash, cash equivalents and investments	$295,378	$—	$(418)	$294,960
 As of September 29, 2018, the Company’s available-for-sale investments have contractual maturity terms of up to 12 months. Gross realized gains and losses on investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of September 29, 2018, the Company had $446.9 million of cash, cash equivalents and short-term investments, including $39.3 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

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
As of September 29, 2018, the Company posted $0.9 million of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three months ended September 29, 2018 and September 30, 2017, the before-tax effect of the foreign currency exchange forward contracts was a gain of $0.1 million and a loss $1.2 million, respectively, and for the nine months ended September 29, 2018 and September 30, 2017, the before-tax effect of the foreign currency exchange forward contracts was a gain of $0.6 million and a loss of $2.9 million, respectively. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of September 29, 2018, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 29, 2018		As of December 30, 2017
	Gross Notional(1)	Prepaid Expense and Other Assets	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$12,652	$5	$24,794	$(202)
Related to euro denominated restricted cash	$244	—	$252	(2)
		$5		$(204)

(1)	Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.

6.	Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill during the nine months ended September 29, 2018 (in thousands):

Balance as of December 30, 2017	$195,615
Foreign currency translation adjustments	(14,629)
Balance as of September 29, 2018	$180,986
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 29, 2018 and December 30, 2017 (in thousands, except for weighted-average):

	September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$47,229	$(18,311)	$28,918	4.9
Developed technology	96,871	(59,645)	37,226	2.0
Total intangible assets	$144,100	$(77,956)	$66,144	3.3

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$51,050	$(15,007)	$36,043	5.6
Developed technology	104,708	(48,563)	56,145	2.7
Total intangible assets	$155,758	$(63,570)	$92,188	3.9
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as these assets are denominated in SEK. Amortization expense was $6.3 million and $19.7 million for the three and nine months ended September 29, 2018, respectively, and was $7.0 million and $19.9 million, respectively, for the corresponding periods in 2017.
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
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 29, 2018 (in thousands):

		Fiscal Years
	Total	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter
Total future amortization expense	$66,144	$6,381	$24,950	$18,207	$6,656	$6,078	$3,872

7.	Balance Sheet Details
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
The following table provides details of selected balance sheet items (in thousands):

	September 29, 2018	December 30, 2017
Inventory
Raw materials	$33,627	$27,568
Work in process	56,401	59,662
Finished goods	121,917	127,474
Total inventory	$211,945	$214,704
Property, plant and equipment, net
Computer hardware	$14,887	$13,881
Computer software(1)	32,844	32,521
Laboratory and manufacturing equipment	263,137	246,380
Land and building	12,352	12,347
Furniture and fixtures	2,543	2,474
Leasehold and building improvements	43,128	43,475
Construction in progress	34,688	34,816
Subtotal	$403,579	$385,894
Less accumulated depreciation and amortization	(271,656)	(249,952)
Total property, plant and equipment, net	$131,923	$135,942
Accrued expenses
Loss contingency related to non-cancelable purchase commitments	$7,601	$6,379
Professional and other consulting fees	7,203	5,305
Taxes payable	3,668	3,707
Restructuring	2,887	5,490
Right of return	7,514	—
Other accrued expenses	14,451	18,901
Total accrued expenses	$43,324	$39,782

(1)
Included in computer software at September 29, 2018 and December 30, 2017 were $13.1 million and $11.4 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 29, 2018 and December 30, 2017 were $4.4 million and $4.7 million, respectively.

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
The following table presents restructuring and related costs (credits) included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2017 Restructuring Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018		September 29, 2018
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$7	$28	$50	$1,873
Facilities	—	163	—	(874)
Asset impairment	—	—	—	(74)
License impairment	—	—	—	783
Total	$7	$191	$50	$1,708

Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	December 30, 2017	Charges (Credits)	Cash	Non-cash Settlements and Other	September 29, 2018

Severance and related expenses	$3,672	$1,923	$(4,529)	$(28)	$1,038
Facilities	6,947	(874)	(1,388)	(40)	4,645
Asset impairment	—	(74)	—	74	—
License impairment	—	783	—	(342)	441
Total	$10,619	$1,758	$(5,917)	$(336)	$6,124
During the first half of 2018, the Company revised its estimates related to its facilities closures due to the sublease of two restructured facilities and also recorded severance costs for additional impacted employees. Additionally, the Company recorded an impairment of $0.8 million related to term license agreements that were determined to have no future use. The Company expects the payments related to these term license agreements to be fully paid by the third quarter of 2019. As of September 29, 2018, the Company's restructuring liability was comprised of $4.6 million related to facility closures, with leases through January 2022, and $1.0 million of severance and related expenses, which are expected to be substantially paid by the second quarter of 2019.

9.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 29, 2018 (in thousands):

	Unrealized Loss on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Total
Balance at December 30, 2017	$(418)	$7,551	$(879)	$6,254
Net current-period other comprehensive loss	274	(26,242)	(71)	(26,039)
Balance at September 29, 2018	$(144)	$(18,691)	$(950)	$(19,785)

10.	Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), and assumed issuance of common stock under the Company's Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of its 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread (as further discussed in Note 11, “Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements), and $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) from the conversion spread (as further discussed in Note 11, “Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017). The Company would include the dilutive effects of the 2024 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes being converted, therefore, only the conversion spread relating to the 2024 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net loss	$(32,610)	$(37,231)	$(80,828)	$(120,521)
Weighted average common shares outstanding - basic and diluted	153,492	148,777	152,028	147,367
Net loss per common share - basic and diluted	$(0.21)	$(0.25)	$(0.53)	$(0.82)
The Company incurred net losses during the three and nine months ended September 29, 2018 and September 30, 2017, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and 2018 Notes in the calculation of diluted earnings per share, s their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock options	1,115	1,406	1,140	1,482
RSUs	7,406	6,359	8,141	6,877
PSUs	1,219	1,434	1,336	1,437
ESPP shares	1,513	1,395	1,253	1,080
Total	11,253	10,594	11,870	10,876

11.	Convertible Senior Notes
2.125% Convertible Senior Notes due September 1, 2024
In September 2018, the Company issued the 2024 Notes due on September 1, 2024, unless earlier repurchased, redeemed or converted. The 2024 Notes are governed by a base indenture dated as of September 11, 2018 and a first supplemental indenture dated as of September 11, 2018 (together, the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured, and the Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2019. The net proceeds to the Company were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition (as defined below in Note 17, “Subsequent Event” to the Notes to Condensed Consolidated Financial Statements), including fees and expenses relating thereto, and intends to use the remaining net proceeds for general corporate purposes.
The Capped Calls have an initial strike price of $9.87 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The Capped Calls have initial cap prices of $15.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 40.8 million shares of common stock. The capped call transactions are expected generally to reduce or offset potential dilution to the Company's common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls expire on various dates between July 5, 2024 and August 29, 2024. The Capped Calls were recorded as a reduction of the Company’s stockholders' equity in the accompanying condensed consolidated balance sheets.
Upon conversion, it is the Company's intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, the Company intends to pay or deliver, as the case may be, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 101.2812 shares of common stock per $1,000 principal amount of 2024 Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $9.87 per share of common stock.
Throughout the term of the 2024 Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the 2024 Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a 2024 Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to June 1, 2024, holders may convert their 2024 Notes under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on December 29, 2018 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date;

•	upon the occurrence of specified corporate events described under the Indenture, such as a consolidation, merger or binding share exchange; or

•
at any time on or after June 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances.

If the Company undergoes a fundamental change as defined in the Indenture governing the 2024 Notes, holders may require the Company to repurchase for cash all or any portion of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.

The net carrying amounts of the debt obligation were as follows (in thousands):

September 29, 2018
Principal	$402,500
Unamortized discount (1)	(131,401)
Unamortized issuance cost (1)	(8,519)
Net carrying amount	$262,580

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 72 months.

As of September 29, 2018, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2024 Notes.
The Company allocated the total issuance costs incurred to the liability and equity components of the 2024 Notes based on their relative values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the Notes and will be amortized as interest expense over the term of the 2024 Notes. The issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The Company recorded a deferred tax liability of $30.9 million in connection with the issuance of the 2024 Notes, and a corresponding reduction in valuation allowance. The impact of both was recorded to stockholders' equity.
The Company determined that the embedded conversion option in the 2024 Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding.
The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

Three and Nine Months Ended
September 29, 2018
Contractual interest expense	$475
Amortization of debt issuance costs	102
Amortization of debt discount	1,578
Total interest expense	$2,155
For the three months ended September 29, 2018, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.07%, to interest expense over the term of the 2024 Notes.
As of September 29, 2018, the fair value of the 2024 Notes was $403.5 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on September 28, 2018. The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $7.30 on September 28, 2018, the if-converted value of the Notes did not exceed their principal amount.

1.75% Convertible Senior Notes due June 1, 2018
In May 2013, the Company issued the 2018 Notes, which matured on June 1, 2018. Upon maturity of the 2018 Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The net carrying amount of the debt obligation as of December 30, 2017 was as follows (in thousands):

Principal	$150,000
Unamortized discount	(4,670)
Unamortized issuance cost	(402)
Net carrying amount	$144,928

As of December 30, 2017, the carrying amount of the equity component of the 2018 Notes was $43.3 million.
The following table sets forth total interest expense recognized related to the 2018 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Contractual interest expense	$—	$656	$1,094	$1,969
Amortization of debt issuance costs	—	228	402	665
Amortization of debt discount	—	2,643	4,671	7,734
Total interest expense	$—	$3,527	$6,167	$10,368
The coupon rate was 1.75%. For the nine months ended September 29, 2018 and the three and nine months ended September 30, 2017, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the 2018 Notes.

12.	Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares. As of September 29, 2018, the Company has reserved a total of 15.4 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,397	$8.11	$1
Stock options granted	—	$—
Stock options exercised	(229)	$7.43	$496
Stock options canceled	(53)	$11.57
Outstanding at September 29, 2018	1,115	$8.09	$53
Exercisable at September 29, 2018	1,115	$8.09	$53

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	6,791	$11.55	$42,988
RSUs granted	3,524	$10.84
RSUs released	(2,174)	$13.06	$24,232
RSUs canceled	(735)	$11.06
Outstanding at September 29, 2018	7,406	$10.81	$54,063

	Number of Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,367	$16.28	$8,651
PSUs granted	505	$15.87
PSUs released	(28)	$15.93	$273
PSUs canceled	(625)	$16.01
Outstanding at September 29, 2018	1,219	$16.25	$8,901
Expected to vest at September 29, 2018	863		$6,301

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $7.30 at September 28, 2018 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $7.30 at Septemer 28, 2018 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 29, 2018. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$64,016	2.7
PSUs	$9,172	1.5

Employee Stock Options
The Company did not grant any stock options during the three and nine months ended September 29, 2018. Amortization of stock-based compensation related to stock options in the three and nine months ended September 29, 2018 and the corresponding periods in 2017 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Volatility	48%	47%	48% - 62%	47% - 51%
Risk-free interest rate	2.31%	1.16%	1.90% - 2.31%	0.81% - 1.16%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.47	$2.44	$2.47 - $3.13	$2.44 - $3.46
Total stock-based compensation expense	$1,477	$1,502	$4,369	$4,575
Restricted Stock Units
During the three and nine months ended September 29, 2018, the Company granted RSUs to employees and members of the Company's board of directors to receive 0.2 million shares and 3.5 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 29, 2018 was approximately $7.3 million and $22.7 million, respectively, and was $7.9 million and $24.0 million in the corresponding periods of 2017, respectively.
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

The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 29, 2018 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2015	2016	2017	2018
Outstanding at December 30, 2017	1,367	77	420	870	—
PSUs granted	505	—	—	—	505
PSUs released	(28)	—	(28)	—	—
PSUs canceled	(625)	(77)	(196)	(352)	—
Outstanding at September 29, 2018	1,219	—	196	518	505
Amortization of stock-based compensation related to PSUs in the three and nine months ended September 29, 2018 was approximately $2.2 million and $6.9 million, respectively, and was $2.7 million and $7.3 million in the corresponding periods of 2017, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 29, 2018	December 30, 2017
Stock-based compensation effects in inventory	$4,827	$5,255

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$590	$779	$1,092	$2,337
Research and development	4,077	4,040	12,593	12,004
Sales and marketing	2,744	3,025	8,688	9,024
General and administration	2,578	3,039	8,112	8,431
	$9,989	$10,883	$30,485	$31,796
Cost of revenue – amortization from balance sheet (1)	1,378	1,284	3,909	3,628
Total stock-based compensation expense	$11,367	$12,167	$34,394	$35,424

(1)	Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

13.	Income Taxes
Income taxes for the three and nine months ended September 29, 2018 were a provision for income taxes of $0.1 million and benefit from income taxes of $0.7 million, respectively, on pre-tax losses of $32.5 million and $81.5 million, respectively. This compared to a provision for income taxes of $0.2 million and benefit from income taxes of $0.5 million, respectively, on pre-tax losses of $37.0 million and $121.0 million for the three and nine months ended September 30, 2017, respectively. Provision for income taxes decreased by approximately $0.1 million in the three months ended September 29, 2018 as a result of less foreign tax expense, as compared to the corresponding period in 2017. Benefit from income taxes increased by $0.2 million relating to the release of tax reserves due to statute of limitations expiration through the nine months ended September 29, 2018. Due to the Company’s current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, the tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate.
In all periods, the tax expense and benefit projected in the Company's effective tax rate assumptions primarily represents foreign taxes of the Company's overseas subsidiaries compensated on a cost-plus basis, as well as the results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three and nine months ended September 29, 2018.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 29, 2018, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
The Company reasonably estimated the impact of the Tax Act on its income tax provision for the year ended December 30, 2017, based on its understanding of the Tax Act and guidance at that time. The estimates are subject to adjustment during a measurement period not to extend beyond one year from the enactment date of the Tax Act, or by December 22, 2018. During the three and nine months ended September 29, 2018, no adjustments to prior year estimates were made. Adjustments may be made during the measurement period subject to refinement of the Company's analysis and further technical guidance.

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

The following table sets forth long-lived assets by geographic region (in thousands):

	September 29, 2018	December 30, 2017
United States	$124,975	$128,582
Other Americas	1,590	661
Europe, Middle East and Africa	3,003	3,527
Asia Pacific	2,355	3,172
Total property, plant and equipment, net	$131,923	$135,942

For information regarding revenue disaggregated by geography, see Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.

15.	Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Beginning balance	$30,237	$32,400	$30,909	$40,342
Charges to operations	5,680	4,550	15,203	14,231
Utilization	(4,391)	(3,484)	(12,896)	(10,773)
Change in estimate(1)	(1,044)	(1,304)	(2,734)	(11,638)
Balance at the end of the period	$30,482	$32,162	$30,482	$32,162

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

Letters of Credit and Bank Guarantees
The Company had $3.7 million of standby letters of credit and bank guarantees outstanding as of September 29, 2018 that consisted of $1.8 million related to customer performance guarantees, $1.2 million related to value added tax and customs' licenses, and $0.7 million related to property leases. The Company had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017 that consisted of $2.2 million related to customer performance guarantees, $1.3 million related to a value added tax license and $0.7 million related to property leases.
As of September 29, 2018 and December 30, 2017, the Company had a line of credit for approximately $1.6 million to support the issuance of letters of credit, of which zero been issued and outstanding for both periods. The Company has pledged approximately $5.0 million and $5.2 million of assets of a subsidiary to secure this line of credit and other obligations as of September 29, 2018 and December 30, 2017, respectively.

16.	Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “'327 patent”), 8,374,511 (the “'511 patent”) and 8,913,898 (the “'898 patent”) (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. The Company filed two petitions for an IPR of the '898 patent with the USPTO. Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the '511 patent and two IPRs of '898 patent but denied IPR petitions in connection with the '327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped all '511 and '898 patents, leaving only a few claims in the '327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, the Company filed an amended answer to include a license defense. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, the Company filed a petition for IPR of the Core Optical patent in suit. Core Optical contacted the Company on July 19, 2018 to propose that the case be stayed pending the IPR. The Company agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to the Company's IPR petition. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. During the three months ended September 29, 2018, the Company released $5.1 million of accruals for loss contingencies that were determined to be remote with a corresponding decrease in cost of revenues. As of September 29, 2018, the Company has not accrued or recorded any material liabilities for loss contingencies.

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
On October 1, 2018, the Company completed the acquisition of Telecom Holding Parent LLC, a privately held global supplier of open network solutions for the largest global network operators (such company, “Coriant” and such purchase, the “Acquisition”), a Delaware limited liability company and wholly-owned subsidiary of Coriant Investor LLC, a Delaware limited liability company (“Seller”), pursuant to the Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company, Seller and Oaktree Optical Holdings, L.P., a Delaware limited partnership.
Under the terms of the Purchase Agreement, the Company paid approximately $154 million in cash at closing and issued 20,975,384 shares of common stock.
The Company financed the cash portion of the purchase price of the Acquisition with the net proceeds from its offering of the 2024 Notes. See Note 11, “Convertible Senior Notes" to the Notes to Condensed Consolidated Financial Statements for more information.
The Acquisition will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” As the acquirer for accounting purposes, the Company intends to estimate the fair value of Coriant's assets acquired and liabilities assumed and conform the accounting policies of Coriant to its own accounting policies.
As a result of progress made integrating Coriant, it is impracticable to disclose the supplemental pro-forma amounts of revenue and earnings attributable to the combined Infinera and Coriant entities as if the business combination occurred at the beginning of fiscal 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding our acquisition of Coriant, including our ability to realize synergies and anticipated strategic and financial benefits; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; anticipated customer activity; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to our convertible senior notes; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 filed on February 28, 2018. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
On October 1, 2018, we completed the acquisition of Telecom Holding Parent LLC (such company, “Coriant” and such purchase, the “Acquisition”), a Delaware limited liability company and wholly-owned subsidiary of Coriant Investor LLC, a Delaware limited liability company. See Note 17, “Subsequent Event” to the Notes to Condensed Consolidated Financial Statements for more information on the Acquisition.
We believe that the Acquisition positions us as one of the largest vertically integrated optical network equipment providers in the world. The Acquisition is expected to increase revenue while expanding our customer base to serve nine of the top 10 global network operators and the top six global internet content providers. The Acquisition positions us to deliver a powerful suite of innovative, end-to-end packet optical network solutions for communications service providers and ICPs.

Prior to the Acquisition, we have significantly increased the number of products we offer, evolving from focusing entirely on the long-haul and subsea markets to offering a more complete portfolio of solutions that span the long-haul, subsea, datacenter interconnect (“DCI”) and metro markets.
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
For the three months ended September 29, 2018, two customers individually accounted for 17% and 14% of our total revenue and for the corresponding period in 2017, two customers individually accounted for 16% and 12% of our total revenue. For the nine months ended September 29, 2018, two customers individually accounted for 22% and 14% of our total revenue and for the corresponding period in 2017, two customers individually accounted for 16% and 11% of our total revenue.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 29, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 other than the impact of adopting new revenue accounting standards. Effective December 31, 2017, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion of the impact of the adoption of ASC 606 on our policies for revenue.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	September 29, 2018		September 30, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$167,030	83%	$159,579	83%	$7,451	5%
Services	33,383	17%	33,001	17%	382	1%
Total revenue	$200,413	100%	$192,580	100%	$7,833	4%
Cost of revenue:
Product	$117,152	58%	$111,803	58%	$5,349	5%
Services	13,075	7%	12,951	7%	124	1%
Restructuring and related	7	—%	—	—%	7	100%
Total cost of revenue	$130,234	65%	$124,754	65%	$5,480	4%
Gross profit	$70,179	35.0%	$67,826	35.2%	$2,353	3%

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$513,947	84%	$449,992	83%	$63,955	14%
Services	97,374	16%	94,931	17%	2,443	3%
Total revenue	$611,321	100%	$544,923	100%	$66,398	12%
Cost of revenue:
Product	$335,674	55%	$311,437	57%	$24,237	8%
Services	38,945	6%	36,772	7%	2,173	6%
Restructuring and related	50	—%	—	—%	50	100%
Total cost of revenue	$374,669	61%	$348,209	64%	$26,460	8%
Gross profit	$236,652	38.7%	$196,714	36.1%	$39,938	20%

Revenue
Total product revenue increased by $7.5 million, or 5%, during the three months ended September 29, 2018 compared to the corresponding period in 2017. The increase was primarily driven by Tier-1 service providers as they expand their networks with our ICE4-based products, which was partially offset by revenue declines with bandwidth wholesalers as a results of the consolidation of our customers and ICPs due to product transition challenges with certain customers. Total product revenue increased by $64.0 million, or 14%, during the nine months ended September 29, 2018. This increase was primarily driven by significant growth from our largest cable customers as it added significant capacity to fill our their existing networks and built significant new networks based on our ICE4-based products. This increase was partially offset by lower sales to Tier-1 service providers primarily related to the consolidation of customers. Additionally, our revenue benefited slightly from the adoption of ASC 606 during 2018.
Total services revenue increased by $0.4 million, or 1%, during the three months ended September 29, 2018 compared to the corresponding period in 2017. Total services revenue increased by $2.4 million, or 3%, during the nine months ended September 29, 2018. These increases were attributable to the continued growth in on-going maintenance services due to our growing installed base of customer networks, partially offset by the negative impact of adopting ASC 606 during 2018.

While we expect our total revenue will increase in the fourth quarter of 2018 due to the inclusion of revenue from Coriant as a result of the Acquisition, we currently expect that our total revenue for the combined company will decrease in the fourth quarter of 2018 as compared to the combined results of the separate companies for the third quarter of 2018. Subsequent to announcing the Acquisition, certain large customers paused spending as they are awaiting details on the future roadmap and combined company plans. We expect this pause in spending will have a negative impact on our revenue for a few quarters, however, we believe that this is a temporary dynamic and spend from these customers will resume in the near-term. Revenue in the fourth quarter of 2018 is also being negatively impacted as several large deals we anticipated deploying during the period are being delayed until the first quarter of 2019.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 29, 2018		September 30, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$98,097	49%	$113,616	59%	$(15,519)	(14)%
International	102,316	51%	78,964	41%	23,352	30%
	$200,413	100%	$192,580	100%	$7,833	4%
Total revenue by sales channel:
Direct	$172,918	86%	$179,300	93%	$(6,382)	(4)%
Indirect	27,495	14%	13,280	7%	14,215	107%
	$200,413	100%	$192,580	100%	$7,833	4%

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$348,109	57%	$325,592	60%	$22,517	7%
International	263,212	43%	219,331	40%	43,881	20%
	$611,321	100%	$544,923	100%	$66,398	12%
Total revenue by sales channel:
Direct	$557,004	91%	$512,072	94%	$44,932	9%
Indirect	54,317	9%	32,851	6%	21,466	65%
	$611,321	100%	$544,923	100%	$66,398	12%

Domestic revenue decreased by $15.5 million, or 14%, during the three months ended September 29, 2018 compared to the corresponding period in 2017. This decrease was due to a decline in revenue from our traditional service providers due primarily to the ongoing impacts of the consolidation of two of our historically largest customers and also a decline in our ICP business attributable to the impact of product transitions with certain customers. Domestic revenue increased by $22.5 million, or 7%, during the nine months ended September 29, 2018, primarily due to a significant increase in spending from cable operators for the first half of 2018, partially offset by a decline in revenue from our traditional service providers that was primarily attributable to the ongoing impacts of customer consolidation of two of our historically largest customers.
International revenue increased by $23.4 million, or 30%, during the three months ended September 29, 2018 compared to the corresponding period in 2017. International revenue increased by $43.9 million, or 20%, during the nine months ended September 29, 2018. These increases were attributable to growth in all of our major sales regions: Europe, Middle East and Africa (“EMEA”), Asia Pacific and Japan (“APJ”) and other Americas, stemming from an increase in ICE4-based product sales, sales of our new XTM platform and higher international spending from U.S.-based ICPs. In particular, APJ growth in both time periods was exceptionally strong, driven by strength in our subsea business.

Cost of Revenue and Gross Margin
Gross margin was 35.0% during the three months ended September 29, 2018, down from 35.2% in the corresponding period in 2017, driven by a higher percentage of footprint deployments, which initially are lower margin, partially offset by a $5.1 million benefit due to the release of certain accruals for loss contingencies as they were determined to be remote during the three months ended September 29, 2018. Gross margin was 38.7% during the nine months ended September 29, 2018, up from 36.1% in the corresponding period in 2017. This improvement was driven by a favorable product mix and an increase in sales of our next-generation products, which carry a lower cost structure. In addition, gross margin in the nine months ended September 29, 2018 benefitted from the aforementioned loss contingency accrual release.
In a given quarter, gross margins can fluctuate depending on the mix of footprint versus fill, customer mix and overall volume.
We currently expect that gross margin in the fourth quarter of 2018 will decline relative to the third quarter of 2018 largely due to the lower gross margin profile of Coriant's current business compared to our historical business. Over time, we have committed to lowering the cost structure of the overall company by driving cost synergies, including incorporating vertical integration across the combined company’s full solution set.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 29, 2018		September 30, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$50,658	25%	$56,616	29%	$(5,958)	(11)%
Sales and marketing	26,073	13%	27,824	14%	(1,751)	(6)%
General and administrative	18,415	9%	17,634	9%	781	4%
Restructuring and related	191	—%	—	—%	191	100%
Total operating expenses	$95,337	47%	$102,074	52%	$(6,737)	(7)%

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$165,497	27%	$169,076	31%	$(3,579)	(2)%
Sales and marketing	86,286	14%	86,662	16%	(376)	0%
General and administrative	54,616	9%	53,556	10%	1,060	2%
Restructuring and related	1,708	—%	—	—%	1,708	100%
Total operating expenses	$308,107	50%	$309,294	57%	$(1,187)	0%

Research and Development Expenses
Research and development expenses decreased by $6.0 million, or 11%, during the three months ended September 29, 2018 and decreased by $3.6 million, or 2%, during the nine months ended September 29, 2018, compared to the corresponding periods in 2017. Research and development expenses decreased even as we increased revenue in these periods primarily due to headcount reduction undertaken in conjunction with our restructuring announced in the fourth quarter of 2017. The decrease during the three months ended September 29, 2018 was primarily due to lower headcount incentive compensation, as well as decreased prototype spend due to completing our full ICE4 product refresh. The decrease was somewhat offset by an increase in expenses related to our PIC research and development group. The decrease during the nine months ended September 29, 2018 was primarily due to lower headcount and incentive compensation, and decreased outside professional services. This was partially offset by higher spending in equipment, materials and expenses due to development activities related to our future optical engines.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.8 million, or 6%, during the three months ended September 29, 2018 and decreased by $0.4 million, or 0%, during the nine months ended September 29, 2018, compared to the corresponding periods in 2017. The overall changes in sales and marketing were attributable to headcount reduction activities undertaken in conjunction with our restructuring announced in the fourth quarter of 2017. The decrease during the three month period was primarily driven by lower compensation costs stemming from lower headcount and a decrease in incentive compensation, offset by higher spending on outside professional services. The decrease during the nine month period was primarily due to lower compensation expenses and lower spending on marketing programs, as part of an ongoing effort to manage overall costs. Decreases were offset higher spending for lab trials to support customer adoption of new products.
General and Administrative Expenses
General and administrative expenses increased $0.8 million, or 4%, during the three months ended September 29, 2018 and increased by $1.1 million, or 2%, during the nine months ended September 29, 2018, compared to the corresponding periods in 2017. The increase during the three months ended September 29, 2018 was primarily due to higher outside professional services costs to support the Acquisition, and the increase during the nine months ended September 29, 2018 was primarily due to higher outside professional services costs for various projects, such as supporting our transition to the ASC 606 revenue standard. These increases were offset by a reduction in compensation-related costs, including incentive compensation.
Restructuring and Related
Restructuring and related costs were $0.2 million and $1.7 million, respectively, during the three and nine months ended September 29, 2018, and were zero for the corresponding periods in 2017. During the first half of 2018, we revised the estimates to our severance and facilities-related expenses of $1.9 million and $0.8 million, respectively. Additionally, during the first half of 2018, we recorded an impairment of $0.8 million related to term license agreements that were determined to have no future use. See Note 8, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense), Net

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	% Change

	(In thousands)
Interest income	$292	$857	$(565)	(66)%
Interest expense	(2,160)	(3,549)	1,389	(39)%
Other gain (loss), net	(5,449)	(80)	(5,369)	6,711%
Total other income (expense), net	$(7,317)	$(2,772)	$(4,545)	164%

	Nine Months Ended
	September 29, 2018	September 30, 2017	Change	% Change

	(In thousands)
Interest income	$1,818	$2,470	$(652)	(26)%
Interest expense	(8,344)	(10,408)	2,064	(20)%
Other gain (loss), net	(3,514)	(462)	(3,052)	661%
Total other income (expense), net	$(10,040)	$(8,400)	$(1,640)	20%
Interest income during the three and nine months ended September 29, 2018 decreased by $0.6 million and $0.7 million, respectively, compared to the corresponding periods in 2017 primarily due to lower average investments balance, partially offset by a higher return on investments. Interest expense during the three and nine months ended September 29, 2018 compared to the corresponding periods in 2017 decreased by $1.4 million and $2.1 million, respectively. The decreases were primarily due to the timing of amortization of debt discount and debt issuance costs related to the $150.0 million in aggregate principal amount of our 1.75% convertible senior notes that matured on June 1, 2018 (the “2018 Notes”) and the $402.5 million in aggregate principal amount of our 2.125% convertible senior notes due on September 1, 2024 (the “2024 Notes”). The change in other gain (loss), net, during the three and nine months ended September 29, 2018, compared to the corresponding periods in 2017 was primarily due to a $4.3 million impairment charge related to our non-marketable equity investment and a $2.5 million acquisition funding commitment fee related to the Acquisition, partially offset by foreign exchange related transactions.
Income Tax Benefit
Income taxes during the three and nine months ended September 29, 2018 included a provision for income taxes of $0.1 million and a benefit from income taxes of $0.7 million, respectively, on pre-tax losses of $32.5 million and $81.5 million, respectively. This compares to a provision for income taxes of $0.2 million and a benefit from income taxes of $0.5 million, respectively, on pre-tax losses of $37.0 million and $121.0 million, respectively, during the three and nine months ended September 30, 2017. Provision for income taxes decreased by approximately $0.1 million during the three months ended September 29, 2018 as a result of less foreign tax expense, as compared to the corresponding period in 2017. Benefit from income taxes increased by $0.2 million relating to the release of tax reserves due to statue of limitations expiration through the nine months ended September 29, 2018. Due to our current operating losses and tax loss carryforwards in the United States and cost-plus international structures outside of Sweden, our tax expense or benefit is less sensitive to pretax income or loss than would otherwise be expected, compared to the statutory tax rate.
In all periods, the tax expense and benefit projected in our effective tax rate assumptions primarily represents foreign taxes of our overseas subsidiaries compensated on a cost-plus basis, as well as the results of our Swedish operations, inclusive of purchase accounting amortization and other charges during the three and nine months ended September 29, 2018.
We reasonably estimated the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on our income tax provision for the year ended December 30, 2017, based on our understanding of the Tax Act and guidance at that time. The estimates are subject to adjustment during a measurement period not to extend beyond one year from the enactment date of the Tax Act, or by December 22, 2018. During the three and nine months ended September 29, 2018, no adjustments to prior year estimates were made. Adjustments may be made during the measurement period subject to refinement of our analysis and further technical guidance.

Liquidity and Capital Resources

	Nine Months Ended
	September 29, 2018	September 30, 2017

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(27,529)	$(20,916)
Investing activities	$122,188	$(49,995)
Financing activities	$209,151	$16,557

	September 29, 2018	December 30, 2017

	(In thousands)
Cash and cash equivalents	$416,406	$116,345
Investments	30,480	178,615
Restricted cash	5,836	5,141
	$452,722	$300,101
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, corporate bonds, U.S. agencies and U.S. treasuries. Long-term investments primarily consist of corporate bonds and non-marketable equity investments. Our restricted cash balance amounts are primarily pledged as collateral for certain standby and commercial letters of credit related to customer performance guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance includes amounts pledged as collateral on our derivative instruments.
Operating Activities
Net cash used in operating activities during the nine months ended September 29, 2018 was $27.5 million compared to an insignificant amount for the corresponding period in 2017.
Net loss adjusted for non-cash items was $14.0 million during the nine months ended September 29, 2018 compared to net loss adjusted for non-cash items of $26.7 million for the corresponding period in 2017, reflecting a higher net loss in 2017.
Net cash used to fund working capital was $41.5 million during the nine months ended September 29, 2018. Accounts receivable increased by $27.7 million primarily attributable to higher revenue levels and the timing of invoicing and collections. Inventory increased by $0.9 million to address strong customer demand for our new products, while decreasing the inventory levels of our prior generation products. Accounts payable increased by $26.3 million primarily reflecting the timing of payments and inventory purchases during the period. Accrued liabilities and other expenses decreased by $30.8 million primarily due to lower restructuring liabilities resulting from payments and changes in estimates. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of ASC 606. Deferred revenue increased $8.7 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of ASC 606.
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

Investing Activities
Net cash provided by investing activities during the nine months ended September 29, 2018 was $122.2 million as compared to net cash used in of $50.0 million in the corresponding period in 2017. Investing activities during the nine months ended September 29, 2018 included net proceeds of $148.2 million associated with sales, maturities and purchases of investments as we liquidated our investment portfolios in order to prepare for the repayment of the 2018 Notes in June 2018. Additionally, capital expenditures amounted to $27.0 million during the period and we received additional proceeds on the sale of our non-marketable equity investment of $1.1 million. Investing activities during the nine months ended September 30, 2017 included capital expenditures of $50.2 million, of which $12.4 million was due to our purchase of the module manufacturing facility in Pennsylvania in May 2017.
Financing Activities
Net cash provided by financing activities during the nine months ended September 29, 2018 was $209.2 million compared to net cash provided by financing activities of $16.6 million in the corresponding period of 2017. Financing activities during the nine months ended September 29, 2018 included proceeds from the issuance of the 2024 Notes of $391.4 million, offset by the payment for capped call transactions related to the 2024 Notes of $48.9 million. Additionally, financing activities during the nine months ended September 29, 2018 included $150.0 million for the repayment of the 2018 Notes, which matured on June 1, 2018.
Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the payments made to fund the Acquisition on October 1, 2018 and any cash we will be required to spend as part of the integration of Coriant. If these sources of cash are insufficient to satisfy our liquidity requirements beyond 12 months, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In September 2018, we issued the 2024 Notes, which will mature on September 1, 2024, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2019. The net proceeds from the 2024 Notes issuance were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions. We also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition, including fees and expenses relating thereto, and intend to use the remaining net proceeds for general corporate purposes.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, either cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 29, 2018, long-term debt, net, was $262.6 million, which represents the liability component of the $402.5 million principal balance, net of $139.9 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of September 29, 2018, contractual obligations related to the 2024 Notes are payments of $8.3 million due in 2019, $8.6 million due each year from 2019 through 2023, and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 11, “Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements.

As of September 29, 2018, we had $446.9 million of cash, cash equivalents, and short-term investments, including $39.3 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of September 29, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes to our market risk during the nine months ended September 29, 2018.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “‘511 patent”) and 8,913,898 (the “’898 patent”) (collectively, the asserted patent are referred to herein as the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We filed our answer to Oyster Optics' complaint on February 3, 2017. We filed two petitions for an IPR of the ‘898 patent with the USPTO. Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, we filed an amended answer to include a license defense. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, we filed a petition for IPR of the Core Optical patent in suit. Core Optical contacted us on July 19, 2018 to propose that the case be stayed pending the IPR. We agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to our IPR petition. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On June 8, 2017, a Civil Investigative Demand was issued to Coriant pursuant to a False Claims Act investigation by the U.S. government as to whether there has been any violation of 31 U.S.C. §3729. Coriant provided documents and other responses to the U.S. government, and we will continue to cooperate in the ongoing investigation.
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
Risks Related to the Acquisition

We may fail to realize the anticipated strategic and financial benefits expected from the Acquisition.
We may fail to realize all of the anticipated benefits of the Acquisition or fail to realize such benefits in the anticipated time frame after the completion of the Acquisition. Our ability to realize the anticipated strategic and financial benefits of the Acquisition will depend on, among other things, our ability to combine our business with Coriant’s business in a manner that facilitates growth, realizes anticipated cost savings and retains Coriant’s and our customers, suppliers and employees. We must successfully combine our business with the business of Coriant in a manner that enables these anticipated benefits to be realized and we must achieve the anticipated growth and cost savings without adversely affecting the combined company's revenue base. Failure to achieve all of the anticipated strategic and financial benefits in a timely manner may have a material adverse effect on our business, financial condition and results of operations.

We may be unable to realize the anticipated synergies related to the Acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to realize significant synergies from cost savings, including from consolidation of the combined company's supply chain, operational scale efficiencies throughout the combined company and our ability to integrate our optical engine into key Coriant products. We also expect to incur material one-time costs to achieve these synergies. While we believe these synergies are achievable, our ability to achieve such estimated synergies in the amounts and time frame expected is subject to various assumptions by our management based on expectations that are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these synergies. In addition, if we fail to achieve the anticipated cost benefits from vertical integration throughout the supply chain or the use of our optical engine in key Coriant products in a timely manner, we may be unable realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Acquisition and adversely affect our business, financial condition and results of operations.

Our gross margin will initially decline materially as a result of the Acquisition and we may not be able to increase gross margin to the levels we expect to achieve.
We anticipate that our gross margin will initially decline as a result of the Acquisition. Our gross margin for the three months ended September 29, 2018 was 35%, which is significantly higher than the gross margin profile of the current Coriant business. As a result, we anticipate that, on a combined basis, our gross margin will be materially lower for a period of time. Any further declines in Coriant’s margin would continue to have a negative impact in our gross margin on a combined basis. While we have begun to implement a number of strategies and measures to realize benefits and synergies that improve our gross margin, there can be no assurance that such strategies and measures will be effective, that we will realize those anticipated benefits and synergies, or that they will have the effect of improving our gross margin, either within the anticipated time frame following the Acquisition or at all.

We may be unable to successfully integrate Coriant’s business and realize the anticipated benefits of the Acquisition.
We will be required to devote significant management attention and resources to integrating the business and operations of Coriant. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine with Coriant in a manner that permits us to reverse Coriant’s negative net operating cash flows and achieve the cost savings or revenue growth anticipated to result from the Acquisition, which would result in the anticipated benefits and synergies of the Acquisition not being realized in the time frame currently anticipated or at all;

•	the loss of sales, customers or suppliers of ours or of Coriant as a result of such parties deciding not to continue business at the same or similar levels with us after the Acquisition;

•	challenges associated with operating the combined business in markets and geographies in which we do not currently operate;

•	difficulty integrating our direct sales and distribution channels with Coriant’s to effectively sell the products and services of the combined company following the closing of the Acquisition;

•
the complexities associated with managing our company and integrating personnel from Coriant, resulting in a significantly larger combined company, while at the same time providing high quality products to customers;

•	unanticipated issues in integrating accounting, information technology, communications, administration and other systems;

•	identifying and eliminating redundant and underperforming functions and assets;

•	difficulty addressing possible differences in corporate culture and management philosophies;

•	the failure to retain key employees of ours or of Coriant;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Acquisition;

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Coriant’s operations; and

•	managing the increased debt levels incurred in connection with the Acquisition.

An inability to realize the anticipated benefits and cost synergies of the Acquisition, as well as any delays encountered in the integration process, could have a material adverse effect on the revenue, level of expenses and results of operations of the combined company, which may materially adversely affect the value of our stock.
The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies. In addition, since Coriant's operations are more widely distributed around the globe than our current operations, it may take longer to integrate the various functions and divert management’s time more than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate Coriant’s operations into our own or, even if we are able to combine the two business operations successfully, to realize the anticipated benefits of the integration of the two companies.

Our business relationships, those of Coriant or the combined company may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which we or Coriant do business may experience uncertainty associated with the Acquisition, including with respect to current or future product roadmaps of the combined company. Our and Coriant’s business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relations with us or Coriant, as the case may be, will not be adversely impacted as a result of the Acquisition or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined company as a result of the Acquisition. For example, a number of Coriant’s customers deferred purchase orders with Coriant pending announcement of a strategic transaction, and there can be no assurance that all of those customers will ultimately submit such purchase orders. Any such failure to submit such purchase orders, or any of these other disruptions could have a material adverse effect on our business, financial condition, or results of operations and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisition. The risks and adverse effects of such disruptions could have a negative effect on our stock price.

Coriant had not adopted accounting standard ASC 606 relating to revenue recognition prior to the close of the Acquisition, and the adoption of ASC 606 may have a material adverse effect on Coriant’s results of operations. In addition, any difficulties in the implementation and preparation of ASC 606 with respect to the Coriant financial statements, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and damage our reputation with investors.
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), that supersedes nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 was applicable to public companies beginning on January 1, 2018. However, nonpublic companies are not yet required to implement ASC 606 and, prior to the Acquisition, Coriant had not yet adopted ASC 606.
Any difficulties in the implementation and preparation of ASC 606 with respect to the Coriant financial statements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and damage our reputation with investors.

If we are unable to maintain effective internal control over financial reporting for the combined companies, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
We and Coriant currently maintain separate internal control over financial reporting with different financial reporting processes and different enterprise resource planning (“ERP”) systems. We plan to integrate our internal control over financial reporting and move the combined companies to a single ERP system. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the business processes. If we are unable to implement and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

As a result of the Acquisition, our intangible assets and goodwill on our consolidated balance sheet will increase substantially. If our goodwill or intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.
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
As a result of the Acquisition, Coriant has become our subsidiary and remains subject to its past, current and future liabilities (other than indebtedness discharged in connection with the Acquisition). There could be unasserted claims or assessments against or affecting Coriant, including the failure to comply with applicable laws, regulations, orders and consent decrees or infringement or misappropriation of third party intellectual property or other proprietary rights that we failed or were unable to discover or identify in the course of performing our due diligence investigation of Coriant. In addition, there are liabilities of Coriant that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of Coriant relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Coriant that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third party intellectual property or other proprietary rights (including related indemnity requests from customers).

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

We may be unable to generate the cash flow necessary to service the 2024 Notes.
We may not be able to generate sufficient cash flow to enable us to service the 2024 Notes or to make anticipated capital expenditures. Our ability to pay our expenses and satisfy the 2024 Notes and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service the 2024 Notes, we may be required to sell assets, reduce capital expenditures or obtain additional financing. For additional risk related to the 2024 Notes, please see “Risk Related to our 2024 Notes” below.
Risks Related to Our Business and Our Common Stock
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in each of the prior seven quarters, we have had operating losses, largely as a result of lower revenue and gross margins.
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:

•
fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures, as well as the timing of purchases by our key customers;

•	our ability to integrate our operations with Coriant's operations and realize the anticipated synergies related to the Acquisition;

•	changes in customers’ budgets for optical transport network purchases and changes or variability in their purchasing cycles;

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

•
any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules, including Accounting Standards Update No. 2016-02, “Leases (Topic 842)”;

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
While our revenue and customer base will diversify as part of the Acquisition, today a relatively small number of customers account for a large percentage of our revenue from period to period. For the first quarter of fiscal 2018, the second quarter of fiscal 2018 and the third quarter of fiscal 2018, our top five customers accounted for approximately 56%, 55% and 50% of our total revenue, respectively. For fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers for fiscal year 2017 is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. For fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 24.1% to 40.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. We may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, as a result of the Coriant acquisition, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
The markets in which we compete are highly competitive and we may not be able to compete effectively.
Competition in the optical transport networking equipment market is intense. Our main competitors include WDM system suppliers, such as Adva, Ciena, Cisco, Huawei, Nokia and ZTE. In addition, there are several smaller but established companies that offer one or more products that compete with our offerings.
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

•	mergers and acquisitions by us (including the Acquisition), by our competitors or by our customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
Sales of our products into international markets are an important part of our business and will be increasingly important given Coriant's international revenue mix. During the nine months ended September 29, 2018, fiscal year 2017 and fiscal year 2016, we derived approximately 43%, 42% and 38%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, India and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency. As a result of the Acquisition, we now have sales and support personnel in greater number of geographical locations throughout Asia (including China) and EMEA (with offices in the Middle East).
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
As we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union and, in particular, the United Kingdom's pending exit from the E.U. (Brexit) as well as other countries potentially choosing to exit the E.U., could slow economic growth in the region, affect foreign exchange rates, and could further discourage near-term economic activity, including our customers delaying purchases of our products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, and business generally, adversely affecting our business, financial condition and results of operations.
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
Risks Related to our 2024 Notes
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
In September 2018, we issued the 2024 Notes, which will mature on September 1, 2024, unless earlier repurchased by us or converted. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited; and

•
a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have stated the intention to pay the principal amount of the 2024 Notes in cash upon conversion or when otherwise due, such that we would not have those funds available for use in our business.

Our ability to meet our payment obligations under our debt instruments, including the 2024 Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may issue additional shares of our common stock in connection with conversions of the 2024 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of the 2024 Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the 2024 Notes could depress the market price of our common stock.

The fundamental change provisions of the 2024 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
If a fundamental change, such as an acquisition of our company, occurs prior to the maturity of the 2024 Notes, holders of the 2024 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2024 Notes. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the 2024 Notes may be increased upon conversion of the 2024 Notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase 2024 Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

The capped call transactions may affect the value of the 2024 Notes and our common stock.
In connection with the issuance of the 2024 Notes, we entered into capped call transactions with the “option counterparties.” The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2024 Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Named Executive Officer Resignation
Our Senior Vice President, General Counsel and Corporate Secretary, James L. Laufman, has informed us that he will be leaving Infinera Corporation in the coming weeks to pursue an opportunity at a private company here in the Bay Area.

Item 6.	Exhibits

Exhibit No.	Description
2.1
Unit Purchase Agreement by and among Infinera Corporation, Coriant Investor LLC and Oaktree Optical Holdings, L.P., dated July 23, 2018, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 27, 2018.

4.1
Base Indenture, dated as of September 11, 2018, by and between Infinera Corporation and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018.

4.2
First Supplemental Indenture, dated as of September 11, 2018, by and between Infinera Corporation and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018.

4.3	Form of 2.125% Convertible Senior Notes due 2024 (included in Exhibit 4.2).

10.1
Underwriting Agreement, dated as of September 6, 2018, by and between Infinera Corporation and Morgan Stanley & Co. LLC, as manager of the underwriter named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018.

10.2	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2018.

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 7, 2018