Form 10-K
period 2018-12-29
INFINERA Corp
filed 2019-03-14
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $921,230,011 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 5, 2019, 177,415,495 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 29, 2018

Part I

ITEM 1.        BUSINESS
Infinera Corporation (“we,” “us,” “our” or “Infinera”) is a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems and disaggregated router platforms, as well as software-defined networking (“SDN”), network management and routing software.
Our customers include telecommunications service providers, Internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver business and consumer communications services. Our comprehensive portfolio of networking solutions also enable our customers to scale their transport networks as end-user services and applications demand for network bandwidth continues to grow. These end-user services and applications include, but are not limited to, high-speed Internet access, business Ethernet services, 4G/5G mobile broadband, cable high-speed Internet distribution, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third party components. Our portfolio includes systems that leverage our innovative optical engine technology, comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. With the addition of new products to our portfolio, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.
Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, data center interconnect (“DCI”), long-haul and subsea.
We have grown our portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications. On October 1, 2018, we expanded our product portfolio and customer base through the acquisition of Coriant (the “Acquisition”), a privately-held global supplier of open network solutions for the largest global network operators. The Acquisition positions us as one of the largest providers of vertically integrated transport networking solutions in the world, enhances our ability to serve a global customer base and accelerates delivery of the innovative solutions our customers demand. This Acquisition also positions us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control.
In 2018, the majority of our product revenue was derived from transport systems built on the Infinite Capacity Engine (ICE), our optical engine technology. Our Infinite Capacity Engine enables different subsystems that can be customized for a variety of network applications in different transport markets, including the metro, DCI, long-haul and subsea markets. ICE4, our most recent technology generation, delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”).
Our products are designed to be managed by a suite of software solutions that enable end-to-end common network management, multi-layer service orchestration, and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth (“IB”). IB, combined with our differentiated hardware solutions, enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.

We believe our portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate packet-optical network operations.
We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200. “Infinera,” “Infinera DTN-X,” “FlexCoherent,” “Infinera Groove,” “Infinera mTera,” “Infinera DRX,” “Infinera Aware,” “Infinera Transcend,” “Infinera FlexILS,” “Infinera Instant Bandwidth” and the Infinera logo, are trademarks or service marks of Infinera Corporation in the United States, certain other countries and/or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.
Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of wavelength division multiplexing (“WDM”) systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Customers deploy WDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the end-user. Fiber optic networks are generally capable of carrying most types of communications traffic. We believe that a number of trends in the communications industry are driving demand for large amounts of network bandwidth and ultimately will increase demand for packet-optical transport networking systems and software. These trends include:

•	growth of cloud services;

•	growth of over-the-top services and high-definition video streaming;

•	growth of mobile broadband services, including 4G and emerging 5G services;

•	increasing use of connected virtual and augmented reality devices; and

•	the IoT, which continues to drive massive growth in the number of network-connected devices.
As network traffic grows, customers add transmission capacity to existing optical networks or deploy new systems to address bandwidth demands and offer expanded services to end-users.
We believe we are in the midst of two significant shifts in transport network architectures that impact the markets we serve. The first is the bifurcation of the traditional transport market into either a cloud-based model or a more traditional carrier model. Cloud-based architectures are characterized by transport networks optimized to handle the massive growth of server-to-server traffic between data center sites, and public Internet user-to-data traffic as deployed by traditional service providers. To manage server-to-server traffic growth, our customers seek open, scalable and disaggregated transport solutions designed to accommodate point-to-point, high-capacity traffic patterns. These customers require solutions that are cost-optimized for low power consumption, reduced footprint and ease of deployment. In contrast, traditional service providers require high capacity solutions with more integrated network platforms, which can provide multi-service capabilities and aggregate data flows, and can perform traffic add/drop at various points across their networks. These customers require protection schemes and a larger variety of interfaces to address their end customer needs. Our solutions serve both the point-to-point applications driven by increasing data center traffic and the more traditional mesh-oriented switched transport networks.
A second shift is happening at the edge of the network, where fiber is increasingly being deployed closer to the end- user. This trend is frequently referred to as “Fiber Deep,” and occurs in primarily two types of access networks: 4G/5G mobile transport networks and next-generation cable and multiple system operator (“MSO”) networks. Both of these trends require cost-efficient scalability, higher density and lower power per bit networking devices with integrated packet switching capabilities.
In all of these transport applications, we believe our customers seek the following solutions to increase their revenue, expand their service offerings and lower the total cost of operations:

•	high-bandwidth solutions that scale optical transmission capacity to meet increasing bandwidth demand while providing efficiency through service granularity;

•
efficient solutions with the right mix of disaggregated and integrated systems that optimize performance and increase reliability while reducing physical space and power consumption, leading to lower operational and capital expenses;

•	easy-to-use solutions that are highly programmable, open, and automated, which help reduce the time and complexity of deploying new transmission bandwidth;

•	improved integration between Ethernet or Internet Protocol equipment such as switches or routers, and optical transport networking equipment; and

•	strong encryption at the transport layer processed using hardware at line-rate speeds.
Strategy
Our goal is to be the preeminent provider of end-to-end transport networking solutions in the world by delivering the highest performance and lowest total cost solutions for our customers. Key aspects of our strategy include:

•
Leveraging our vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers differentiated value by leveraging our vertically integrated optical engine. This value includes significant cost advantages that our innovative PIC and DSP technology enable, including service agility, spectral efficiency, optical performance leadership and reliability, industry-leading optical scalability and high-density and ultra-power efficient platforms. Our strategy is to continue to evolve our unique optical technology with higher speed and increasingly efficient solutions, integrating our optical engine across a broader end-to-end portfolio set and extending this innovation to the edge of the network.

•
Driving cost structure optimization and achieving cost advantages of scale. Leveraging scale as part of our vertical integration strategy, which includes integration of our optical engine across a broader set of platforms, enables us to achieve cost advantages and cost structure efficiencies that enhance our ability to continue to invest in research and development in our optical engine and end-to-end portfolio, as well as drive profitability. In particular, we believe our vertically integrated manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective, and financially, enable a lower cost structure and thus, higher profitability.

•
Offering comprehensive networking solutions and expanding our go-to-market reach. We believe a broad and integrated solutions portfolio spanning multi-layer technologies and optimized for edge-to-core transport markets is critical to helping our customers most cost effectively provide services with new 5G, Distributed Access Architecture, DCI, cloud and business services. By expanding our solutions portfolio and leveraging application-optimized capabilities and disruptive innovation, we are able to expand our go-to-market reach and address a broader set of our customers’ transport applications, from core network scalability to packet- and application-optimized metro transport.

•
Delivering a superior customer experience. Our success will continue to be driven by our commitment to providing a superior experience to all customers. In addition to product delivery capability that efficiently and predictably delivers innovative technology and high-quality products to market, we bring value to our customers by providing end-to-end solutions with differentiation that includes usage-based bandwidth provisioning, service agility and ease-of-use that accelerates time-to-revenue. Additionally, our global customer services team is committed to making our customers successful by providing the highest quality support services that help our customers deploy, operate and maintain their networks. We believe our technology leadership combined with our ability to provide the most reliable products and a differentiated customer experience contribute to customer success and represent major differentiators.

•
Utilizing software-driven automation and cognitive networking to deliver differentiated solutions. We believe we lead the industry in ease of use and automation, both integrated into our system design and facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of IB offerings and introducing cognitive networking capabilities. In particular, we believe that our IB offerings offer customers a uniquely positive user experience and also are a key element of delivering differentiated financial results. We are extending management and control capabilities across our entire product portfolio with the addition of a new orchestration solution following the Acquisition. This new solution enables customers to utilize end-to-end network resources and the automation of multi-layer and multi-vendor networks. Additionally, based on customers’ desire for more programmable networks, we have added open application programming interfaces (“APIs”) to our solutions to enable our customers to be more agile and customized automated operations.

Customers
Our customer verticals include:

•	Tier-1 carriers for domestic and international networks;

•	Tier-2 and Tier-3 carriers;

•	ICP and data center operators;

•	cable providers and MSOs;

•	wholesale carriers;

•	submarine network operators;

•	large enterprise customers;

•	research and education; and

•	government entities.
We sell our products directly to customers who are end-users and to channel partners that sell on our behalf. We do not have long-term sales commitments from our customers. One customer accounted for approximately 13% and 18% of our revenue in 2018 and 2017, respectively. This customer completed a merger with another customer in 2017 and these two historically larger customers each individually accounted for approximately 16% and 8% of our revenue in 2016, respectively. One other customer accounted for approximately 15% of our revenue in 2018. No other customers accounted for over 10% of our revenue for 2017 or 2016.
Technology
We were founded with a vision of enabling an infinite pool of intelligent bandwidth powered by software-enabled on-demand service provisioning. We have focused our efforts and capital on developing application-optimized platforms that enable customers to create rich end-user experiences delivered through efficient, high-bandwidth packet-optical transport characterized by the following attributes:

•
Scalable. The proliferation of data centers, rise of cloud computing, increasing consumption of video and growth in mobile access is fundamentally changing traffic characteristics in operator networks. We currently deliver terabit class coherent, sliceable super-channels, which allow a massive pool of bandwidth to be provisioned in a single operation.

•
Flexible. In addition to providing our customers end-to-end solutions, we offer a mix of integrated and disaggregated platforms to reduce complexity and enable flexibility as transport network architectures evolve. There are varying customer preferences as some customers continue to favor integrated multi-service mesh networks while others, such as ICPs, favor disaggregated platforms that address point-to-point connections.

•
Open. Network operators are facing intensifying competition to meet customer demand for immediate bandwidth and better visibility into the network. Our networking solutions feature highly programmable platforms with SDN APIs enabling networks to be open; this simplifies end-to-end, multi-layer service provisioning and network control.

Infinera Optical Engines
We believe our optical engines, with the latest version being ICE4, are key to our value proposition and a competitive advantage to our system solutions. Technologically, we are able to deliver multi-terabit class coherent super-channels through PICs in systems that significantly exceed reliability standards. Additionally, our DSPs enable network operators to utilize coherent technologies to enable higher data capacity transmissions over existing optical fiber infrastructure. We have integrated advanced coherent technologies onto our FlexCoherent DSP in ICE4, such as cutting-edge Nyquist subcarriers and soft-decision forward error correction gain sharing techniques. We use third-party components for specific applications, such as DCI and multi-service packet-optical transport within our metro platforms. Financially, we believe our technology approach enables improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration. These advantages allow us to develop new cost-effective architectures to allow our customers to solve their business needs.
Infinera Super-Channels and Sliceable Photonics
We offer customers flexibility in deploying WDM by using single or multiple channels simultaneously. Infinera’s DTN-X and Cloud Xpress Family of products, for example, are designed to support multiple channels, each up to 200 gigabits per second (“Gb/s”) capacity, in a single line card or unit depending on the platform form factor. This pool of bandwidth can either be managed as a single super-channel, with up to 1.2 terabits per second (“Tb/s”) that can be deployed in a single operation, or sliced into smaller increments to allow operators more flexibility. Super-channels result in competitive advantages leading to lower operational costs and long-term system reliability, as well as significant reductions in installation time. Our ICE4 technology combines the benefits of super-channels with the capability of being able to slice capacity into smaller unit increments such as 100 Gb/s. Each increment can be tuned and routed in multiple separate directions, with each fully tuned to its own flexible grid frequency as well as having its own coherent modulation profile. This significantly reduces the number of modules required in networks, resulting in lower total cost of ownership. The Infinera Groove G30 solution, a new addition to our portfolio following the Acquisition, provides a single-channel transmission solution up to 600 Gb/s. Both the single and super-channel approaches allow customers to tailor networks to their specific needs.

Infinera Instant Bandwidth
Infinera Instant Bandwidth enables customers to license a super-channel pool of bandwidth in smaller increments such as 100 Gb/s. With IB technology, which is available on the Infinera DTN-X XTC Series, DTN-X XT Series, DTN-X XTS Series, Cloud Xpress Family and XTM Series platforms, customers can provision additional transmission capacity on demand without the deployment of any incremental equipment. Our IB technology is uniquely enabled by our hardware, providing customers the ability to adopt a success-based business model for network growth.
Infinera CloudWave T Optics
Infinera CloudWave T Optics is a coherent detection interface technology leveraged by the Infinera Groove G30 that features a flexible sled-based architecture designed to support pay-as-you-grow network scalability. The CloudWave T Optics solution leverages technologies acquired through the Acquisition and is based on third-party components that provide rapid go-to-market capabilities for 600 Gb/s transmission. The CloudWave T solution also enables low initial costs, reduces sparing costs, and supports cost-effective growth as capacity demands increase over time.
Infinera Aware Technology
Infinera’s Aware technology enables network operators to maximize the capacity of each wavelength while speeding the activation of new wavelengths, thus allowing our customers to accelerate time to revenue. It does this by providing the real-time residual margin of each wavelength and generates the valid parameter options enabling the best options to be automatically selected by the management system. Infinera Aware speeds the activation of new wavelengths by enabling accurate, real-time wavelength planning in the Infinera Transcend Software Suite with optical transmission reach and capacity that matches, or even exceeds, that of best-in-class offline planning tools.
Infinera Pluggable Optical Layer
A key enabler of the Infinera Groove G30 open line system and the Infinera 7100 optical layer, our Pluggable Optical Layer technology enables our customers to mix and match optical layer functions. The solution also enables our customers to meet and optimize the requirements of their networks in the short term, while providing the ability to add functionality over time as needs evolve. As a result, customers can minimize capital expense, footprint and power consumption. This value is provided by collapsing optical layer functions into compact pluggables that address a wide range of transport applications.
Infinera Disaggregated Routing
Compared to traditional closed and proprietary chassis-based routers, our open and disaggregated routing technology reduces vendor lock-in, speeds innovation, lowers costs and removes the chassis backplane and number of slots as barriers to cost-optimized scaling. Our disaggregated router solution is comprised of hardware-independent, carrier-class routing software, which we market as converged network operating system (“CNOS”), and the Infinera DRX series of packet switching white boxes that support capacities from 300 Gb/s to 9.6 Tb/s in one or two rack unit (“RU”) form factor platforms.
Software-enabled Network Automation
Leveraging open network architectures based on SDN principles, the Infinera Transcend Software Suite provides a platform for advanced network automation that reduces operational costs, optimizes deployed network assets, speeds time to revenue and maximizes network and service availability. Intent-based automation translates service requests into optimized multi-layer network configurations while closed loop automation proactively monitors network state and service performance and, then, when appropriate, takes actions to assure service quality. Additional highlights include DevOps-style programmability, open interfaces, and graphical user interface-based portals.
Products and Services
Our product portfolio consists of the Infinera DTN-X Family (including the XTC Series, XTS Series and XT Series), the Infinera hiT 7300 platform, the Infinera mTera Series, the Infinera 7100 Series, the Infinera 7090 Series, the Infinera XTM Series, the Infinera Cloud Xpress Family, the Infinera Groove G30, the Infinera FlexILS Series, the Infinera DRX Series and the Infinera 8600 Smart Router Series. Software products include the Infinera Transcend Software Suite, which includes SDN and network management software, and our CNOS routing software. These products address the metro, long-haul and subsea network markets from end-to-end. DCI is a subset of these markets.

Product Portfolio
The high-speed transport network infrastructure is comprised of multiple technology layers that require intelligent interworking and coordination between layers to ensure efficient delivery of end-user services. These technology layers include Layer 0 (WDM), Layer 1 (OTN, SONET/SDH), Layer 2 (Carrier Ethernet), Layer 2.5 (MPLS-TP) and Layer 3 (Internet Protocol). Our product portfolio includes solutions that span all of these transport network layers. Our product portfolio also includes multi-layer network management and automation software that helps simplify operational tasks and accelerate provisioning of end-user services across multiple transport market domains, including metro, long-haul and subsea.
Infinera DTN-X Family
The Infinera DTN-X Family of terabit-class transport network platforms comprises the DTN-X XTC Series, DTN-X XTS Series and the DTN-X XT Series. The DTN-X Family is designed to meet the needs of network operators seeking to offer high capacity, innovative services with scalability, flexibility and openness. We have designed the DTN-X Family to integrate our ICE technology for metro, DCI, long-haul and subsea networks.
The Infinera DTN-X XTC Series includes multi-terabit packet optical transport platforms that integrate digital OTN switching and optical WDM transmission. The DTN-X XTC platforms combine switching with WDM transport without compromising the performance of either function. These platforms also support a broad range of Ethernet and OTN client interfaces for flexibility and are designed for metro, long-haul and subsea networks.
The Infinera DTN-X XT Series for terrestrial applications and XTS Series for subsea applications are small-form-factor, server-like WDM platforms, designed to blend sliceable photonics and muxponder functionality to deliver up to 2.4 Tb/s capacity and fine-grained granularity. These platforms are designed to power cloud scale network services over metro, DCI, long-haul and subsea networks.
Infinera hiT 7300
The Infinera hiT 7300 is an SDN-ready coherent optical transport system predominantly for long-haul is designed to support secure and reliable transmission of 10 x 400 Gb/s per optical channel. With Infinera CloudWave T Optics technology, the hiT 7300 achieves a total system capacity of up to 38.4 Tb/s per fiber pair and supports programmable modulation for optimal capacity-reach and simplified evolution to next-generation services.
Infinera mTera Series
The Infinera mTera Universal Transport Platform is a flexible and scalable converged packet-optical transport platform that delivers unique universal transport capabilities for high-bandwidth applications in metro networks. The mTera Series includes a compact 8-slot, 4 Tb/s shelf and a higher capacity 14-slot, 7 Tb/s shelf, with paired 14-slot shelves able to deliver 12 Tb/s of electrical switching. The mTera Series combines SDN-ready, advanced reconfigurable add-drop multiplexer (“ROADM”) capabilities and support for the universal switching of optical transport network (“OTN”), packet, and synchronous optical networking and synchronous digital hierarchy (“SONET/SDH”) traffic at the electrical layer. The solution also includes switching modules that provide the ability to select OTN, multiprotocol label switching - transport profile (“MPLS-TP”) and Carrier Ethernet for each interface.
Infinera 7100 Series
The Infinera 7100 Series offers flexible and feature-rich packet-optical transport for diverse metro network applications and enables cost-effective growth while minimizing operational costs. The 7100 Series supports a wide range of technologies including ROADM, fixed WDM, 10 Gb/s, 100 Gb/s, packet switching, OTN, and SONET/SDH. The 7100 Series includes the 7100 Nano, a 5 rack unit (5RU) platform optimized for metro transport and the 7100 Pico, a 2 rack unit (2RU) platform that extends services to the metro edge and enables metro access applications. The 7100 Series also includes the PSX-3S, a 1 rack unit (1RU) 376 Gb/s packet switch optimized for aggregation and access applications.
Infinera 7090 Family
The Infinera 7090 Family includes MPLS-TP and Metro Ethernet Forum (“MEF”) Carrier Ethernet-based packet transport solutions that address a wide variety of metro and edge applications including business Ethernet, legacy service migration, cloud access and mobile backhaul. The 7090 Family includes MPLS-TP-based transport platforms with capacities ranging from 5 Gb/s to 960 Gb/s and CE-based platforms that provide a range of compact gigabit Ethernet (“GbE”) and 10 GbE Ethernet access devices.
Infinera XTM Series
The Infinera XTM Series packet-optical transport platform enables high-performance metro networks with service-aware, application-specific capabilities. Supporting integrated packet-optical features, the XTM Series builds on key design philosophies such as low power, high density and high scalability. It offers advanced capabilities for mobile infrastructure such as superior sync features for backhaul, WDM in cloud radio access network architecture and fronthaul. The platform supports fiber delivery technologies (commonly referred to as “FTTx”) with transparent delivery of TDM services over a packet-optical network. It provides error correction, OTN transport, MEF Carrier Ethernet, MPLS - transport profile and optics, all in one terabit-scale packet-optical transport switch solution. This platform is designed for application-rich packet-optical metro networks providing cable, mobile, broadband and business services that require 10 Gb/s, 100 Gb/s or 200 Gb/s wavelengths.
Infinera Cloud Xpress Family
The Infinera Cloud Xpress Family is designed to meet the varying needs of ICPs, communication service providers, Internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress has a 500 Gb/s WDM super-channel output in two data center rack units (2RU). Our second generation, the Cloud Xpress 2, released in June 2017 leverages the ICE4 optical engine, and has a 1.2 Tb/s super-channel output in one data center rack unit (1RU). These platforms are designed with a rack-and-stack form factor and utilize a software approach that enables them to easily plug into existing cloud provisioning systems using open SDN APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
Infinera Groove G30
The Infinera Groove G30 is a one rack unit (1RU) modular open transport solution designed to deliver programmable, high speed and secure bandwidth optimized for the growing capacity demands of mobile, video, IoT, and cloud applications. The Groove G30 can be equipped as a muxponder terminal solution and as an open line system optical layer solution, and is designed to support disaggregated transport in metro and long-haul applications. Open APIs ensure rapid introduction and easy integration within any network operating environment. In combination with CloudWave T Optics, the Groove G30 platform supports ultra-high density and low power consumption optical transport, as well as transmission of up to 600 Gb/s of capacity per single wavelength.
Infinera FlexILS Open Line System
The Infinera FlexILS open line system platform connects various Infinera and third-party terminal equipment platforms over long-distance fiber optic cable while providing switching, multiplexing, amplification and management channels. It is designed to support over 50 Tb/s of fiber capacity when used with the Infinera platforms over extended C-band and L-band. The platform supports ROADM functionality with a flexible grid architecture and provides unconstrained optical switching by eliminating the restrictions of fixed wavelengths by port or direction. This platform is designed to provide open APIs interfacing with SDN control for multi-layer switching when combined with other platforms featuring WDM, OTN and packet switching.
Infinera DRX Series
The Infinera DRX Series of disaggregated routers is designed to help network operators reduce capital expenditures and accelerate innovation by minimizing vendor lock-in, while also reducing operating expenses with open SDN-enabled network automation. The DRX Series includes carrier-class 1RU and 2RU white boxes purpose-built for disaggregated router applications including 5G backhaul and Fiber Deep. As an open networking solution, the DRX Series leverages Infinera CNOS routing software as well as third party hardware-independent network operating systems. While the capacity of individual DRX devices ranges from 300 Gb/s to 9.6 Tb/s, stacking and leaf-spine architectures enabled by CNOS provide for much larger node capacities. Carrier-class capabilities of the DRX Series include advanced synchronization, equipment redundancy, and temperature hardened options. We anticipate shipping the Infinera DRX Series in the first half of 2019.
Infinera 8600 Series
The Infinera 8600 Series of SDN-ready Internet Protocol/MPLS routers provide compact, cost-effective and power-efficient solutions for cell sites, metro core and aggregation applications. By boosting network performance, integrating advanced synchronization and enabling new fixed mobile services, the 8600 Series helps network operators ensure a high-quality user experience in 3G, 4G, fixed mobile convergence and emerging 5G networks.

Software and Services
Transcend Software Suite
Leveraging open architectures based on SDN principles, the Infinera Transcend Software Suite includes a multi-domain orchestrator, SDN domain controllers, network managers, and MANO for VNF management. It provides a platform for automation that reduces operational costs, optimizes network assets, speeds time to revenue, and maximizes network and service availability. Intent-based automation translates service requests into optimized multi-layer (L0-L3) network configurations while closed loop automation proactively monitors network state and service performance and, then, when appropriate, takes actions to assure service quality. Additional highlights include DevOps-style programmability, open interfaces, and GUI-based portals. Following the Acquisition, Infinera Xceed software applications and functionality have been integrated into the Transcend Software Suite.
Infinera CNOS
Infinera CNOS is a hardware-independent network operating system that leverages field-proven 8600 Internet Protocol/MPLS software widely deployed by leading Tier-1 carriers. Infinera CNOS is designed to run on the Infinera DRX platform or on third party packet switching white boxes to provide a scalable disaggregated router solution. This solution is designed to enable network operators to reduce capital expenses and accelerate innovation by minimizing vendor lock-in, while also reducing operational expenses with SDN-enabled automation and the ability to scale cost effectively with stacking and leaf-spine architectures.
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
Competition
Our current technologies and platforms support the metro, DCI, long-haul and subsea markets. The packet-optical networking equipment market is highly competitive and competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	power consumption;

•	heat dissipation;

•	form factor or density;

•	installation and operational simplicity;

•	quality and reliability;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
Competition in the packet-optical equipment market is intense. In the long-haul market, our main competitors include WDM systems suppliers such as Ciena, Huawei, Nokia and ZTE. In the metro market, we face the same competitors as in long-haul, plus Cisco, Adva Optical Networking and ECI. In the DCI market we also face competition from vendors that are selling optical components directly to customers as opposed to WDM systems. In addition to our current competitors, other companies have, or may in the future, develop products that are, or could be, competitive with our products. We also may encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
Some of our competitors have substantially greater name recognition, technical, financial and marketing resources, and better-established relationships with potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers, and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers.

Sales and Marketing
We market and sell our products and related support services primarily through our direct sales force, supported by marketing and product management personnel. We also use distribution or support partners to enter new markets or when requested by a potential customer. Our sales team has significant experience with the buying process and sales cycles typical of high-value telecommunications products.
The sales process for our products entails discussions with prospective customers, analyzing their networks and identifying how they can utilize our systems capabilities within their networks. This process requires developing strong customer relationships and leveraging our sales force and customer support capabilities.
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
Direct Sales Force. Our sales team sells directly to service providers worldwide. We maintain a sales presence throughout the United States, as well as in a number of international locations, including Argentina, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Russia, Singapore, Spain, Sweden and the United Kingdom. Adding incremental sales headcount in the future is expected to be success-based and in support of new customer accounts or expansion of existing ones.
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
Research and Development
Continued investment in research and development is critical to our business. To this end, we have a team of engineers with expertise in various fields, including systems, sub-systems, software and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Bangalore, India; Kanata, Canada; Stockholm, Sweden; Munich, Germany; Lisbon, Portugal; Shanghai, PRC; Espoo, Finland; and Naperville, Illinois. We utilize a mix of internal resources and supplement our staffing with development personnel provided by third parties on a contract basis. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. As part of the integration efforts related to the Acquisition, we are integrating the legacy Infinera and Coriant products into a seamless end-to-end portfolio; and we are investing in leveraging the vertical integration capabilities of Infinera into the legacy Coriant platforms. We are also working to develop new generations of optical engines at a faster cadence than we have historically in order to bring new products to market faster and meet customer demand. We believe these efforts will enhance our competitiveness in the markets we currently serve and also allow us to address adjacent markets to fuel our future growth.

Employees
As of December 29, 2018, we had 3,876 employees. A total of 2,583 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.
Manufacturing
We have invested significant time and capital to develop and improve the manufacturing processes we use to produce and package our products. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our products in Sunnyvale, California, Berlin, Germany and Allentown, Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over several years and are protected through a combination of trade secrets, patents and contractual protections. We believe that the investments we have made towards the manufacturing and packaging of our products provide us with a significant competitive advantage. We also believe that our current manufacturing facilities, including our fabrication facility for our PICs in Sunnyvale, California, and our module manufacturing facility in Allentown, Pennsylvania can accommodate an increase in production capacity as our business continues to grow.
            We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble products according to our specifications and bills of material. For elements of our business where we outsource, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently use four contract manufacturers in several different countries, including Germany, China, Malaysia, Mexico, Sweden, Hungary and Thailand, and we maintain the capability to redirect manufacturing to U.S. qualified factories of three electronic manufacturing services partners.
We expect all suppliers to comply with our Supplier Code of Conduct, which addresses the rights of workers to safe and healthy working conditions, environmental responsibility, and compliance with applicable laws.
Backlog
As of December 29, 2018 and December 30, 2017, our total order backlog was approximately $374.3 million and $100.9 million, respectively. Our backlog represents purchase orders received from customers for future product shipments and services to be provided in future periods. More than half of our total order backlog is related to services, comprised primarily of annual maintenance contracts. The significant increase in backlog at the end of 2018 was primarily due to the inclusion of the Coriant business as a result of the Acquisition. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following order receipt and may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.
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
As of December 29 2018, we held 1,071 U.S. patents and 684 international patents expiring between 2019 and 2038, and held 185 U.S. and 177 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
Environmental Matters
We are committed to maintaining compliance with all environmental laws and regulations applicable to our operations, products and services. Our business and operations are subject to various federal, state, local and foreign laws and regulations that have been adopted with respect to the environment, including the Waste Electrical and Electronic Equipment (“WEEE”) Directive, Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) regulations adopted by the European Union. Environmental regulation is increasing and we expect that our operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. We are also subject to disclosure requirements related to the presence of “conflict minerals” in our products. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.
Executive Officers
Our executive officers and their ages and positions as of December 29, 2018, are set forth below:

Name	Age	Position
Thomas J. Fallon	57	Chief Executive Officer and Director
Brad D. Feller	45	Chief Financial Officer
David W. Heard	50	Chief Operating Officer
Robert J. Jandro	63	Senior Vice President, Worldwide Sales
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
David W. Heard has served as our Chief Operating Officer since October 2018. Prior to that, Mr. Heard served as our General Manager, Products and Solutions, since June 2017. Prior to joining us, Mr. Heard served as a private consultant from 2015 to June 2017. From 2010 to 2015, Mr. Heard served as President of Network and Service Enablement at JDS Uniphase. From 2007 to 2010, Mr. Heard served as Chief Operating Officer at BigBand Networks (now part of Arris). From 2004 to 2006, Mr. Heard served as President and Chief Executive Officer at Somera (now part of Jabil). From 2003 to 2004, Mr. Heard served as President and General Manager Switching Division at Tekelec (now part of Oracle). From 1995 to 2003, Mr. Heard served in a number of leadership roles at Santera Systems Spatial Networks and at Lucent Technologies (both now part of Nokia). Mr. Heard holds a B.A. in Production and Operations Management from Ohio State University, an M.B.A. from the University of Dayton and an M.S. in Management from Stanford Graduate School of Business, where he was a Sloan Fellow.

Robert J. Jandro has served as our Senior Vice President, Worldwide Sales, since May 2013. Prior to joining us, Mr. Jandro served as Vice President of Business Development of Openwater Software, Inc., a large data and analytics cloud company, from January 2008 to August 2012. From February 2004 to November 2006, Mr. Jandro served as Chief Executive Officer and President of Nsite Software, Inc., an early cloud company acquired by Business Objects. From March 2000 to August 2002, Mr. Jandro served as Executive Vice President of Global Sales and Services for ONI Systems, an optical networking company. Prior to that, Mr. Jandro worked at Oracle where he last served as the Group Vice President of Oracle’s Communications and Utilities Industries. Mr. Jandro holds an M.S. in Management from Northwestern University’s Kellogg Graduate School of Management and a B.S. in Business from the University of Missouri-St. Louis.
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

ITEM 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk and a description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K and in our other public filings. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings, which could cause the market price of our common stock to decline, perhaps significantly.
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
We expect to realize significant synergies from cost savings, including from consolidation of the combined company's supply chain, operational scale efficiencies throughout the combined company and our ability to integrate our optical engine into key Coriant products. We also expect to incur material one-time costs to achieve these synergies. While we believe these synergies are achievable, our ability to achieve such estimated synergies in the amounts and time frame expected is subject to various assumptions by our management based on expectations that are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these synergies. In addition, if we fail to achieve the anticipated cost benefits throughout the supply chain or integrating our optical engine in key Coriant products in a timely manner, we may be unable realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Acquisition and adversely affect our business, financial condition and results of operations.
We may be unable to successfully integrate Coriant’s business and realize the anticipated benefits of the Acquisition.
We will be required to devote significant management attention and resources to integrating the business and operations of Coriant. Potential difficulties we may encounter in the integration process include the following:

•	the loss of customers or suppliers of ours or of Coriant as a result of such parties deciding not to continue business at the same or similar levels with us after the Acquisition;

•	challenges associated with operating the combined business in markets and geographies in which we have not historically operated in;

•	difficulty integrating our direct sales and distribution channels with Coriant’s to effectively sell the products and services of the combined company following the closing of the Acquisition;

•
the complexities associated with managing our company and integrating personnel from Coriant, resulting in a significantly larger combined company, while at the same time providing high quality products to customers;

•	unanticipated issues in integrating accounting, information technology, communications, administration and other systems;

•	challenges with re-negotiating pricing with key suppliers for more favorable terms;

•	the failure to identify and eliminate redundant and underperforming functions and assets;

•	difficulty addressing possible differences in corporate culture and management philosophies;

•	the failure to retain key employees of the combined company;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Coriant’s operations.
An inability to realize the anticipated benefits and cost synergies of the Acquisition, as well as any delays encountered in the integration process, could have a material adverse effect on the revenue, gross margin, level of operating expenses and overall results of operations of the combined company, which may materially adversely affect the value of our stock.
The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies. In addition, since Coriant's operations are more widely distributed around the globe than our current operations, it may take longer to integrate the various functions and divert management’s time more than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate Coriant’s operations into our own or, even if we are able to combine the two business operations successfully, to realize the anticipated benefits of the integration of the two companies. Although our integration plan involves us making significant cash outlays to transform the business, if the integration does not generate the returns we anticipate, it could cause us to decrease our cash and investment position. This may cause customers to lose confidence in our business and make them reluctant to continue to do business with us.
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

We and Coriant currently maintain separate internal control over financial reporting with different financial reporting processes and different enterprise resource planning (“ERP”) systems. We plan to integrate our internal control over financial reporting and move the combined companies to a single ERP system. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the business processes. In addition, Coriant as a private company has not historically had to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and their accounting systems and processes will need to be integrated and in compliance in 2019. If we are unable to implement and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.
Coriant may have liabilities that are not known, probable or estimable at this time.
As a result of the Acquisition, Coriant has become our subsidiary and remains subject to its past, current and future liabilities (other than indebtedness discharged in connection with the Acquisition). There could be unasserted claims or assessments against or affecting Coriant, including the failure to comply with applicable laws, regulations, orders and consent decrees or infringement or misappropriation of third party intellectual property or other proprietary rights that we failed or were unable to discover or identify in the course of performing our due diligence investigation of Coriant. In addition, there are liabilities of Coriant that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of Coriant relating to claims of infringement or misappropriation of third party intellectuaal property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about Coriant that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third party intellectual property or other proprietary rights (including related indemnity requests from customers).
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
We may be unable to generate the cash flow necessary to service the 2024 Notes or to make anticipated capital expenditures.
We may not be able to generate sufficient cash flow to enable us to service the $402.5 million of 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) or to make anticipated capital expenditures. For example, in the first quarter after the Acquisition, the combined company had a net loss and negative cash flows. In addition, we expect to incur losses over the next few quarters as we integrate the two companies. Our ability to pay our expenses, satisfy the 2024 Notes and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, regulatory and other factors beyond our control, and our ability to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service the 2024 Notes or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or obtain additional financing. For additional risk related to the 2024 Notes, please see “Risk Related to our 2024 Notes” below.

Risks Related to Our Business and Our Common Stock
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in each of the prior eight quarters, we have had operating losses, largely as a result of lower than expected revenue and gross margins.
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
At any given time, various new product introductions and enhancements to our existing products are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop, manufacture and deliver components for our next-generation products, which can often require custom development. The development process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous efforts. These efforts often must be completed in a timely and coordinated manner so that they may be incorporated into the product development cycle for our systems, and include:

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
Additionally, as a result of the Acquisition, significant development effort is in progress to enhance our end-to-end product portfolio, including the newly added Coriant products, with network management and network automation software and features that would enable our current and future potential customers to deploy networks easily and take advantage of features such as IB. This effort may not bear the expected results and benefits to our current and future potential customers and we may not realize the financial and strategic benefits to our business.
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
While our revenue and customer base will diversify as part of the Acquisition, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for fiscal year 2018 our top five customers accounted for approximately 42% of our total revenue. For fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers for fiscal year 2017 is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. For fiscal year 2016, our top five customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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

Increased consolidation among our customers and suppliers in the communications networking industry has and could continue to adversely affect our business and results of operations.
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example several of our customers have consolidated, during 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during 2017, Verizon completed its acquisition of XO Communications and CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
In addition, our suppliers in the communications networking industry have recently begun to consolidate. For example, in the fourth quarter of 2018, Lumentum completed its acquisition of Oclaro, and II-VI announced its intention to acquire Finisar. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers.
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
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 24.1% to 40.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix of the types of customers purchasing our products as well as the product mix, including sales of lower margin Coriant products;

•
the initial products released powered by our next-generation technologies generate lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

•	the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	aggressive pricing tactics by our competitors;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;

•	consolidation amongst our suppliers, which may increase prices of components for our products;

•	the volume of IB-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products, including the possible effect of new or increased tariffs on the prices of raw materials used in such components; and

•	changes in warranty related costs.
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
In December 2018, we implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of our operations and ongoing integration synergies in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, we hope to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of the restructuring, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.

If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. We may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, as a result of the Acquisition, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
The markets in which we compete are highly competitive and we may not be able to compete effectively.
Competition in the packet-optical equipment market is intense. Our main competitors include WDM system suppliers, such as Adva, Ciena, Cisco, ECI, Huawei, Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings.
Competition in the markets we serve is based on any one or a combination of the following factors:

•	price and other commercial terms;

•	functionality;

•	existing business and customer relationships;

•	the ability of products and services to meet customers’ immediate and future network requirements;

•	power consumption;

•	heat dissipation;

•	form factor or density;

•	installation and operational simplicity;

•	quality and reliability;

•	service and support;

•	security and encryption requirements;

•	scalability and investment protection; and

•	product lead times.
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
The manufacturing process for our PICs and certain components of our products, and the assembly of our finished products, is very complex. The partial or complete loss of any of our manufacturing facilities, a reduction in yields of our PICs or an inability to scale capacity to meet customer demands could harm our business.

The manufacturing process for our PICs and certain components of our products, and the assembly of our finished products, is very complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products were fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it would limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, work stoppage or otherwise, for any extended period of time would cause our business, financial condition and operating results to be harmed.
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

Our inability to obtain sufficient manufacturing capacity to meet demand, either in our own facilities or through foundry or similar arrangements with third parties, could harm our relationships with our customers, our business and our results of operations.
Our large customers have substantial negotiating leverage, which may cause us to agree to terms and conditions that result in decreased revenue due to lower average selling prices and potentially increased cost of sales leading to lower gross margin, all of which would harm our results of operations.
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
The development and production of products with high technology content is complicated and often involves problems with software, hardware, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers and performance issues related to software updates. From time to time we have had to replace certain components, provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may suffer degradation of performance and reliability over time. Also, as a result of the Acquisition, we will be adding, augmenting, and modifying significant parts of our combined portfolio with network management and network automation software and features. These efforts may introduce new software bugs or network level reliability issues that are not known at this time, which could cause us to lose customers and fail to add new customers.
If reliability, quality, security or network monitoring problems develop, a number of negative effects on our business could result, including:

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
We rely on third party contract manufacturers to perform a portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers that will guarantee product availability, or the continuation of particular pricing or payment terms. There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules, particularly for international contract manufacturing sites;

•	reliance on the quality assurance procedures of third parties;

•	potential uncertainty regarding manufacturing yields and costs;

•	potential lack of adequate capacity during periods of high demand;

•	limited warranties on components;

•	potential misappropriation of our intellectual property; and

•	potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages or natural disasters).
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
Sales of our products into international markets are an important part of our business and will be increasingly important given Coriant's international revenue mix. During 2018, 2017 and 2016, we derived approximately 49%, 42% and 38%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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

The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (“BEPS”) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development are involved in much of the coordinated activity, although the timing and methods of implementation vary. In addition, U.S. tax reform continues to be a priority for the current administration, and changes to the U.S. Tax Cuts and Jobs Act (the “Tax Act”) could adversely affect our effective tax rate and our results of operations.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future, many of our processes will remain manually intensive and thus subject to human error. In addition, if we are unable to implement key operation controls around pricing, spending and other financial processes, we may not be able to improve our financial performance.
Any acquisitions we make could disrupt our business and harm our financial condition and operations.
We have made strategic acquisitions of businesses, technologies and other assets in the past, including most recently the acquisition of Coriant. In order to make acquisitions, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. If we are unable to achieve the anticipated strategic benefits of such acquisitions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the integration or the anticipated financial and strategic benefits of such acquisitions are not realized as rapidly as, or to the extent anticipated by investors and securities analysts.
Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, and write-up of acquired inventory to fair value. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
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
We are subject to U.S. and foreign trade control laws that may limit where and to whom we sell our products. These trade control laws also limit our ability to conduct product development activities in certain countries and restrict the handling of our U.S. export controlled technology. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and operating results.
Our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. For instance, the SEC has adopted disclosure requirements relating to the use of conflict minerals originating from the Democratic Republic of Congo and certain other adjoining countries. Those rules, which require us to report on our processes and supply chain around sourcing these minerals, could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers.
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. In December 2017, the FCC voted to roll back its 2015 order regulating broadband Internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision repeals net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of Internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or impede investment in network infrastructures by our customers, which could adversely affect the sale of our products and services. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or unauthorized access or disclosure of our information, could compromise our intellectual property and reveal proprietary or confidential business information. While we continually work to safeguard our internal network systems and validate the security of our third party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant remediation costs and expenses, subject us to regulatory action, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation.
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

Our ability to meet our payment obligations under our debt instruments, including the 2024 Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, in the first quarter after the Acquisition, the combined company had a significant net loss and negative cash flows. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES
Our headquarters are located in Sunnyvale, California, which consist of approximately 321,000 square feet under lease.
In addition to the leased building in Sunnyvale, we also lease approximately 1,084,000 square feet of office spaces for research and development centers in the United States, China, Canada, Sweden, Finland, Germany and for sales, service and support in the United States, China, United Kingdom, Japan, India, Indonesia, Malaysia, Philippines, Taiwan, Vietnam, Belgium, Finland, Germany, Hungary, Israel, Italy, Kazakhstan, Poland, Portugal, Russia, Saudi Arabia, Serbia and UAE. All of these leases expire between 2019 and 2028.
In the fourth quarter of 2017, we implemented a restructuring plan. Included in the above square footage are certain facilities located in Sunnyvale, California, Carrollton, Texas and Stockholm, Sweden, which we have vacated as part of this restructuring. See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information.
In May 2017, we purchased a 60,000 square-foot module manufacturing facility and the associated land that we had previously leased in Allentown, Pennsylvania. We believe that our existing facilities are adequate to meet our business needs through the next 12 months, and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.
ITEM 3.        LEGAL PROCEEDINGS
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the "'327 patent"), 8,374,511 (the "'511 patent") and 8,913,898 (the "'898 patent") (collectively, the asserted patent are referred to herein as the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We filed our answer to Oyster Optics' complaint on February 3, 2017. We filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S. Patent and Trademark Office ("USPTO"). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, we filed an amended answer to include a license defense. On November 29, 2018, we filed a motion for summary judgment based on the license defense. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit, and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, we filed a petition for IPR of the Core Optical patent in suit in the USPTO. Core Optical contacted us on July 19, 2018 to propose that the case be stayed pending the IPR. We agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to our IPR petition. On January 14, 2019, the USPTO denied our IPR petition, and on February 13, 2019, we filed a request for rehearing in the USPTO requesting reconsideration of the dismissal of our IPR petition. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of March 5, 2019, there were 93 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 28, 2013 and its relative performance is tracked through December 29, 2018. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Infinera under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index,
and the Nasdaq Telecommunications Index
*$100 invested on December 28, 2013 in our common stock or December 31, 2013 in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        SELECTED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
We derived the statements of operations data for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the balance sheet data as of December 29, 2018 and December 30, 2017 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 26, 2015 and December 27, 2014 and the balance sheet data as of December 31, 2016, December 26, 2015, and December 27, 2014 from our audited consolidated financial statements and related notes which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 29, 2018(1)	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014

	(In thousands, except per share data)
Revenue	$943,379	$740,739	$870,135	$886,714	$668,079
Gross profit	$321,156	$244,000	$393,718	$403,477	$288,304
Net income (loss)	$(214,295)	$(194,506)	$(24,430)	$50,950	$13,659
Net income (loss) attributable to Infinera Corporation	$(214,295)	$(194,506)	$(23,927)	$51,413	$13,659
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(1.36)	$(1.32)	$(0.17)	$0.39	$0.11
Diluted	$(1.36)	$(1.32)	$(0.17)	$0.36	$0.11
Weighted average number of shares used in computing basic and diluted net income (loss) per common share:
Basic	157,748	147,878	142,989	133,259	123,672
Diluted	157,748	147,878	142,989	143,171	128,565
Total cash and cash equivalents, investments and restricted cash	$268,848	$305,211	$367,056	$370,979	$405,316
Intangible assets, net	$233,119	$92,188	$108,475	$156,319	$361
Goodwill	$227,231	$195,615	$176,760	$191,560	$—
Total assets	$1,801,270	$1,117,670	$1,198,583	$1,226,294	$818,016
Short-term debt	$—	$144,928	$—	$—	$—
Long-term debt, net	$266,929	$—	$133,586	$125,440	$116,894
Long-term financing lease obligation	$193,538	$—	$—	$—	$—
Common stock and additional paid-in capital	$1,686,091	$1,417,192	$1,354,227	$1,300,441	$1,077,351
Infinera stockholders' equity	$703,821	$665,365	$762,328	$762,151	$481,907
Noncontrolling interest	$—	$—	$—	$14,910	$—
Total stockholders’ equity	$703,821	$665,365	$762,328	$777,061	$481,907

(1)
Effective December 31, 2017, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; expectations related to the Acquisition; factors that may affect our future operating results; anticipated customer activity; statements about the benefits of our products and product features; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the 2024 Notes; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves or our effective tax rate; statements regarding the Tax Act; statements regarding our restructuring plans; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems and disaggregated router platforms, as well as SDN, network management and routing software.
Our customers include telecommunications service providers, ICPs, cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver business and consumer communications services. Our comprehensive portfolio of networking solutions also enable our customers to scale their transport networks as end-user services and applications demand for network bandwidth continues to grow. These end-user services and applications include, but are not limited to, high-speed Internet access, business Ethernet services, 4G/5G mobile broadband, cable high-speed Internet distribution, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third party components. Our portfolio includes systems that leverage our innovative optical engine technology comprised of large-scale PICs and DSPs. We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. With the addition of new products to our portfolio, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.

Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, data center interconnect (“DCI”), long-haul and subsea.
We have grown our portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode, a leader in metro packet-optical applications. In 2018, we expanded our product portfolio and customer base through the Acquisition. The Acquisition positions us as one of the largest vertically integrated transport networking solutions providers in the world, enables us to strengthen our ability to serve a global customer base and accelerates delivery of innovative solutions our customers demand. This Acquisition also positions us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control.
In 2018, the majority of our product revenue was derived from transport systems built on the Infinite Capacity Engine (ICE), our optical engine technology. Our Infinite Capacity Engine enables different subsystems that can be customized for a variety of network applications in different transport markets, including the metro, DCI, long-haul and subsea. ICE4, our most recent technology generation, delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”).
Our products are designed to be managed by a suite of software solutions that enable end-to-end common network management, multi-layer service orchestration, and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as IB. IB, combined with our differentiated hardware solutions, enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.
We believe our portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate packet-optical network operations.

Financial and Business Highlights
Total revenue was $943.4 million in 2018 as compared to $740.7 million in 2017. The key driver of this increase was the addition of Coriant, whose results were included in the fourth quarter of 2018 following the close of the Acquisition. Prior to the fourth quarter of 2018, our revenue through the first three quarters of 2018 was $611.3 million, up by 12.2% compared to $544.9 million in the same period of 2017. This increase was primarily due to the strength of our next-generation ICE4 products and strong first half spending from our largest cable customer. In 2019, we see a number of prospective opportunities to grow revenue driven by continued adoption of our new products, traditional Coriant customers returning to more normal spend patterns, and opportunities with new and existing customers enabled by our end-to-end capabilities. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by customer buying patterns and the timing of customer network deployments.
Gross margin improved to 34.0% in 2018 from 32.9% in 2017. This improvement was primarily attributable to benefits of our vertically-integrated operating model, driven by higher revenue spread across our largely fixed cost structure and improved cost structure of our ICE4 technology due to the increased levels of integration. Additionally, in 2018, compared to 2017, we incurred substantially less costs related to bridging customers to our new ICE4 technology and from initially higher costs of early production units from our new ICE4 products. The increased gross margin in 2018 was offset by lower margins from the Coriant business and increased amortization of intangible assets.
In 2019, we expect to further benefit from the plans we began to implement at the end of 2018 to reduce our fixed cost structure including headcount reductions and out-sourcing of certain service and manufacturing capabilities. In addition, we are undergoing cost renegotiations with many of our global suppliers in order to align our costs to the opportunity of the new Infinera moving forward.

Operating expenses in 2018 grew by 19% to $506.8 million from $427.1 million in 2017 primarily due to the inclusion of Coriant's operating expenses subsequent to the closing of the Acquisition, along with significant costs related to integration, restructuring, and other acquisition-related costs incurred in the fourth quarter of 2018 to begin to transform the business. These costs were partially offset by the impacts of our restructuring efforts over the course of the first nine months of 2018. Our on-going operating expense levels should continue to improve as we execute on our synergy targets over the course of 2019.
Over a longer period of time, particularly with the larger scale that Coriant provides, we believe that we can further leverage our vertically-integrated manufacturing model to significantly improve gross margins from where they are today. This, combined with the ability to continue to sell incremental bandwidth capacity into deployed networks and expense management, can result in returning to consistently delivering profitability and positive cash flow.
One customer accounted for approximately 13% and 18% of our revenue in 2018 and 2017, respectively. This customer completed a merger with another customer in 2017 and these two historically larger customers each individually accounted for approximately 16% and 8% of our revenue in 2016, respectively. One other customer accounted for approximately 15% of our revenue in 2018. No other customers accounted for over 10% of our revenue for 2017 or 2016.
We primarily sell our products through our direct sales force, with a small portion sold indirectly through channel partners. We derived 89%, 94% and 93% of our revenue from direct sales to customers for 2018, 2017 and 2016, respectively. We expect to continue generating the substantial majority of our revenue from direct sales in the future.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, Middle East and Africa (“EMEA”), and the Asia Pacific regions.
Results of Operations
The results of operations for 2018 reflect the inclusion of the Coriant business from the period subsequent to the close of the Acquisition on October 1, 2018. The following sets forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 29, 2018	% of total revenue	December 30, 2017	% of total revenue	Change	% Change
Revenue:
Product	$763,555	81%	$610,535	82%	$153,020	25%
Services	179,824	19%	130,204	18%	49,620	38%
Total revenue	$943,379	100%	$740,739	100%	$202,640	27%
Cost of revenue:
Product(1)	$517,765	55%	$406,644	55%	$111,121	27%
Services	78,353	8%	50,480	7%	27,873	55%
Amortization of intangible assets(1)	23,475	3%	20,474	3%	3,001	15%
Restructuring and related	2,630	—%	19,141	3%	(16,511)	(86)%
Total cost of revenue	$622,223	66%	$496,739	67%	$125,484	25%
Gross profit	$321,156	34.0%	$244,000	32.9%	$77,156	32%

	Years Ended
	December 30, 2017	% of total revenue	December 31, 2016	% of total revenue	Change	% Change
Revenue:
Product	$610,535	82%	$751,167	86%	$(140,632)	(19)%
Services	130,204	18%	118,968	14%	11,236	9%
Total revenue	$740,739	100%	$870,135	100%	$(129,396)	(15)%
Cost of revenue:
Product(1)	$406,644	55%	$413,551	48%	$(6,907)	(2)%
Services	50,480	7%	43,151	5%	7,329	17%
Amortization of intangible assets(1)	20,474	3%	19,715	2%	759	4%
Restructuring and related	19,141	3%	—	—%	19,141	100%
Total cost of revenue	$496,739	67%	$476,417	55%	$20,322	4%
Gross profit	$244,000	32.9%	$393,718	45.2%	$(149,718)	(38)%

(1)
Prior periods have been adjusted to conform with the current period's presentation. See Note 1, “Organization and Basis of Presentation” to the Notes to Consolidated Financial Statements for additional information.

Revenue
2018 Compared to 2017. Product revenue increased by $153.0 million, or 25%, in 2018 from 2017, primarily driven by the inclusion of Coriant’s revenue since the Acquisition, increased demand for our next-generation ICE4 products and strong spending from our largest cable customer. In 2018, we experienced growth from all of our major customer verticals: Tier-1, ICPs and cable. Additionally, our product revenue benefited by $10.7 million from the adoption of Topic 606 during 2018.
Services revenue increased by $49.6 million, or 38%, in 2018 from 2017, primarily attributable to the inclusion of Coriant's services revenue since the Acquisition, and partially offset by the negative impact of $3.9 million from the adoption of Topic 606 during 2018. In 2018, we continued to experience growth in on-going maintenance services due to our growing installed base of customer networks.
2017 Compared to 2016. Product revenue decreased by $140.6 million, or 19%, in 2017 from 2016, primarily attributable to effects of customer consolidation, impacts from our product transition as well as customers shifting spend to other parts of their networks.
Services revenue increased by $11.2 million, or 9%, in 2017 from 2016, primarily attributable to continued growth in on-going maintenance services as a result of our growing installed base of customer networks.
We currently expect that revenue in the first quarter of 2019 will decline relative to the fourth quarter of 2018. The first quarter in our industry tends to be negatively impacted by seasonality as it takes time for customers to finalize their capital expenditure plans. In addition, the fact that one of our largest customers plans to change their buying patterns from predominantly early in the year to more evenly spread throughout the year will negatively impact our revenue in the first quarter of 2019.

Revenue by geographic region is based on the shipping address of the customer. The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 29, 2018	% of total revenue	December 30, 2017	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$476,784	51%	$428,592	58%	$48,192	11%
International	466,595	49%	312,147	42%	154,448	49%
	$943,379	100%	$740,739	100%	$202,640	27%
Total revenue by sales channel
Direct	$838,931	89%	$693,472	94%	$145,459	21%
Indirect	104,448	11%	47,267	6%	57,181	121%
	$943,379	100%	$740,739	100%	$202,640	27%

	Years Ended
	December 30, 2017	% of total revenue	December 31, 2016	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$428,592	58%	$541,889	62%	$(113,297)	(21)%
International	312,147	42%	328,246	38%	(16,099)	(5)%
	$740,739	100%	$870,135	100%	$(129,396)	(15)%
Total revenue by sales channel
Direct	$693,472	94%	$809,681	93%	$(116,209)	(14)%
Indirect	47,267	6%	60,454	7%	(13,187)	(22)%
	$740,739	100%	$870,135	100%	$(129,396)	(15)%
2018 Compared to 2017. Domestic revenue increased by $48.2 million, or 11%, in 2018 compared to 2017, primarily due to a significant increase in spending from cable operators for the first half of 2018, success with our ICE4 platform and the inclusion of Coriant's revenue since the Acquisition.
International revenue increased by $154.4 million, or 49%, in 2018 compared to 2017. The inclusion of Coriant's revenue was a key driver of this growth. Additionally, we also benefited from increased ICE4 sales and U.S.-based ICPs network deployments in both EMEA and Asia Pacific and Japan regions.
2017 Compared to 2016. Domestic revenue decreased by $113.3 million, or 21%, in 2017 compared to 2016, primarily attributable to the effects of customer consolidation, and changes in certain large customers’ buying patterns as we transition to our next-generation of products. The majority of the decrease in 2017 occurred in the first half of the year, as the revenue during the second half of the year was up by 8% as compared to the corresponding period in 2016, primarily driven by improved spending from cable customers.
International revenue decreased by $16.1 million, or 5%, in 2017 compared to 2016, primarily attributable to lower sales from our Other Americas region, where we continued to be challenged by slower spending from our largest customer in the region due to political conditions. We had a small decline in our EMEA region attributable to product transitions and a challenging pricing environment.

Cost of Revenue and Gross Margin
2018 Compared to 2017. Gross margin increased to 34.0% in 2018 from 32.9% in 2017. This improvement was primarily attributable to benefits of our vertically-integrated operating model, driven by higher revenue spread across our largely fixed cost structure and improved cost structure of our new ICE4 technology due to the increased levels of integration. Additionally, in 2018, we incurred substantially less costs related to bridging customers to our new ICE4 technology and from initially higher costs of early production units from our new ICE4 products. The increased gross margin in 2018 was offset by lower margins from the Coriant business and increased amortization of intangible assets.
2017 Compared to 2016. Gross margin decreased to 32.9% in 2017 from 45.2% in 2016. This decline was driven primarily by the high early manufacturing costs from initial units of our new ICE-based products, and with changes in customer mix and strategic investments to win and preserve business as we brought our new products to market. Lower overall manufacturing levels during 2017 compared to 2016 also reduced the benefits of our vertically-integrated operating model. Gross margin in 2017 was also impacted by restructuring and other related costs of $19.1 million, which consisted of $13.6 million of inventory write-downs, $4.0 million of manufacturing asset impairments as a result of our product rationalization efforts, and $1.5 million of employee-related costs for eliminated roles.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of footprint versus fill, product mix, customer mix and overall volume.
We currently expect that gross margin in the first quarter of 2019 will decline slightly relative to the fourth quarter of 2018 largely due to lower revenue expectations and our relatively fixed cost structure for costs of goods sold. We took significant actions late in the fourth quarter of 2018 to lower our cost structure by reducing our workforce and overall costs, and improving terms with suppliers. We expect to see benefits from these actions gradually over the course of 2019.
Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 29, 2018	% of total revenue	December 30, 2017	% of total revenue	Change	% Change
Research and development(1)	$244,302	26%	$224,368	30%	$19,934	9%
Sales and marketing(1)	124,238	13%	109,511	15%	14,727	13%
General and administrative(1)	80,957	9%	70,620	10%	10,337	15%
Amortization of intangible assets(1)	29,296	3%	6,160	1%	23,136	NMF*
Acquisition and integration costs(1)	15,530	2%	322	—%	15,208	NMF*
Restructuring and related	12,512	1%	16,106	2%	(3,594)	(22)%
Total operating expenses	$506,835	54%	$427,087	58%	$79,748	19%

	Years Ended
	December 30, 2017	% of total revenue	December 31, 2016	% of total revenue	Change	% Change
Research and development(1)	$224,368	30%	$232,143	27%	$(7,775)	(3)%
Sales and marketing(1)	109,511	15%	111,678	13%	(2,167)	(2)%
General and administrative(1)	70,620	10%	67,612	8%	3,008	4%
Amortization of intangible assets(1)	6,160	1%	6,189	1%	(29)	—%
Acquisition and integration costs(1)	322	—%	1,870	—%	(1,548)	(83)%
Restructuring and related	16,106	2%	—	—%	16,106	100%
Total operating expenses	$427,087	58%	$419,492	49%	$7,595	2%

*NMF - not meaningful

(1)	Prior periods have been adjusted to conform with the current period's presentation. See Note 1, “Organization and Basis of Presentation” to Notes to Consolidated Financial Statements.

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Research and development	$16,270	$15,845	$13,732
Sales and marketing	10,869	11,288	11,043
General and administration	9,649	10,776	9,295
Total	$36,788	$37,909	$34,070
Research and Development Expenses
2018 Compared to 2017. Research and development expenses increased by $19.9 million, or 9%, in 2018 from 2017, primarily due to the inclusion of incremental headcount from the Acquisition. Excluding the additional expenses from the Coriant business, research and development costs would have decreased due to lower headcount costs and reduced spending in equipment and materials, in conjunction with company-wide cost reduction efforts.
2017 Compared to 2016. Research and development expenses decreased by $7.8 million, or 3%, in 2017 from 2016, with the biggest driver being an $11.3 million impairment charge recorded in 2016, resulting from our decision to stop development on certain technologies that were in-process at the time of the Transmode acquisition. We also incurred lower spending in development and manufacturing expenses of $8.6 million, as we drove efficiencies in our development and manufacturing business over the course of the year. These decreases were offset by an increase of $10.9 million in personnel expenses. During the year, we balanced investments around bringing our next-generation solutions to market and enacting a faster technology development cadence, with prudent expense management, particularly given our overall revenue decrease.
Sales and Marketing Expenses
2018 Compared to 2017. Sales and marketing expenses increased by $14.7 million, or 13%, in 2018 from 2017 primarily due to the inclusion of the Coriant business and an increase in recruiting and relocation expenses. Excluding the additional expenses from the Coriant business, sales expenses would have been slightly higher due to increased commissions expenses relative to revenue growth in 2018. Marketing expenses would have been a slight decrease as a result of a reduction in personnel-related costs due to reduced headcount and lower program spend in conjunction with company-wide cost reduction efforts.

2017 Compared to 2016. Sales and marketing expenses decreased by $2.2 million, or 2%, in 2017 from 2016 as we tightly managed expenses, such as outside professional services and travel during the year. In 2017, outside professional services declined by $1.6 million, and travel and entertainment declined by $1.1 million. Overall personnel costs were effectively flat in 2017.
General and Administrative Expenses
2018 Compared to 2017. General and administrative expenses increased by $10.3 million, or 15%, in 2018 from 2017 primarily due to the inclusion of the Coriant business offset by a decrease in personnel-related costs due to lower headcount attributable to company-wide cost reduction efforts.
2017 Compared to 2016. General and administrative expenses increased by $3.0 million, or 4%, in 2017 from 2016 primarily due to increased depreciation expenses of $1.6 million and personnel costs of $1.5 million. These expenses were offset by a $1.6 million decrease in travel, equipment and facilities, and lower consulting services of $0.5 million.
Amortization of Intangible Assets
2018 Compared to 2017. Amortization of intangible assets increased by $23.1 million in 2018 from 2017 as a result of the Acquisition.
2017 Compared to 2016. Amortization of intangible assets were flat in 2017 compared to 2016 due to normal amortization of intangible assets for acquired intangible assets related to our acquisition of Transmode.
Acquisition and Integration Costs
2018 Compared to 2017. Acquisition and integration costs increased by $15.2 million in 2018 from 2017 as a result of the Acquisition. Acquisition and integration costs consist of legal, financial, employee-related costs and other professional fees.
See Note 6, “Business Combination” to the Notes to Consolidated Financial Statements for more information on the Acquisition.
2017 Compared to 2016. Acquisition and integration costs decreased by $1.5 million in 2017 from 2016 reflecting reduced costs associated with our acquisition of Transmode.
Restructuring and Related
2018 Compared to 2017. In 2018, within operating expenses, we incurred $12.5 million in restructuring and other related costs, including $10.4 million of severance and related costs and $2.6 million of an impairment for a software license, offset by a credit of $0.5 million to adjust the sublease of impaired facilities. We expect to complete the majority of the actions related to the 2018 Restructuring Plan by the end of 2019.
2017 Compared to 2016. In 2017, within operating expenses, we incurred $16.1 million in restructuring and other related costs, including $7.9 million of severance related costs, $7.3 million of facilities impairment costs and test equipment impairments of $0.9 million. We implemented the majority of these actions related to a restructuring plan in late 2017, with some remaining payments in the first half of 2018.
See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.
Other Income (Expense), Net

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016

	(In thousands)
Interest income	$2,428	$3,328	$2,478
Interest expense	(22,049)	(14,017)	(12,887)
Other gain (loss), net	(9,650)	(2,160)	7,002
Total other income (expense), net	$(29,271)	$(12,849)	$(3,407)

2018 Compared to 2017. Interest income decreased $0.9 million in 2018 from 2017 primarily due to a lower average investment balance, partially offset by a higher return on investments. Interest expense for 2018 increased $8.0 million due to $6.6 million related to financing lease obligations, which we assumed in connection with the Acquisition, $0.5 million of interest accrual on cash collateral from a third-party institution and $0.9 million of higher amortization related to the 2024 Notes. Other gain (loss), net, primarily consisted of a $5.1 million impairment charge related to our non-marketable equity investment, $3.0 million loss primarily related to foreign exchange related transactions and a $2.5 million acquisition funding commitment fee related to the Acquisition. This was offset by a $1.1 million gain on the sale of non-marketable equity investments.
2017 Compared to 2016. Interest income increased $0.8 million primarily due to a higher return on investments. Interest expense for 2017 increased $1.1 million due to an increase in amortization of discount and issuance costs related to the $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”). The change in other gain (loss), net, was primarily due to a $1.9 million impairment charge on our non-marketable equity investment in 2017 compared to a $9.0 million gain on the sale of a cost-method investment in 2016.
Benefit From Income Taxes
On December 22, 2017, the Tax Act was signed into law and significantly revised the U.S. corporate income tax regime by, among other things, lowering corporate income tax rate from 35% to 21% effective January 1, 2018, while also imposing a repatriation tax on deemed repatriated earnings of our foreign subsidiaries in 2017, and implementing a quasi-territorial tax system on future foreign earnings.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, was needed. The adjustment resulted in no tax expense impact in connection with the re-measurement of certain deferred tax assets and liabilities from 35% to 21%. Additionally, we provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of our foreign subsidiaries for the year ended December 30, 2017. We finalized our accounting for the re-measurement of deferred tax balances and transition tax with no adjustment to income tax expense for the year ended December 29, 2018.
The impact of the Tax Act was minimal for the year ended December 29, 2018. We had sufficient current year domestic and foreign subsidiary losses, as well as net operating loss carryforwards that were generated prior to the Tax Act to fully offset taxable income. The Tax Act also introduces a Base Erosion Anti-Abuse Tax (“BEAT”), which is a minimum tax potentially accruable on certain intercompany payments to our foreign subsidiaries. Uncertainty regarding these provisions remain and are subject to further technical guidance. However, we believe that any tax accruable for the BEAT will be nominal in the near-term, based upon our current estimates and our corporate structure.
We recognized an income tax benefit of $0.7 million on a loss before income taxes of $215.0 million, an income tax benefit of $1.4 million on a loss before income taxes of $195.9 million, and an income tax benefit of $4.8 million on a loss before income taxes of $29.2 million in 2018, 2017 and 2016, respectively. The resulting effective tax rates were (0.3)%, (0.7)% and (16.3)% for 2018, 2017 and 2016, respectively. The 2018 and 2017 effective tax rates differ from the expected statutory rate of 21% and 35%, respectively, based on our ability to benefit U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The lower 2018 income tax benefit compared to 2017 primarily relates to the lower corporate income tax rate under the Tax Act and lower stock-based compensations as a result of the Acquisition. The lower 2017 income tax benefit compared to 2016 primarily relates to lower acquisition related amortization expenses and lower state income taxes offset by an increase in tax reserves, and an increase in taxable foreign profits in certain jurisdictions.
Because of our U.S. operating loss in 2018, our significant loss carryforward position, and corresponding valuation allowance in all years, we have not been subject to federal or state tax on our U.S. income. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
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
Liquidity and Capital Resources

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(99,083)	$(21,925)	$38,377
Investing activities	$12,624	$(54,849)	$(8,031)
Financing activities	$207,889	$16,486	$(2,780)

	Years Ended
	December 29, 2018	December 30, 2017

	(In thousands)
Cash and cash equivalents	$202,954	$116,345
Investments	26,511	183,725
Restricted cash	39,383	5,141
	$268,848	$305,211
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposits, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Long-term investments primarily consist of certificates of deposits, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance included funds in escrow related to the cash consideration associated with the Acquisition.
Operating Activities
Net cash used in operating activities was $99.1 million for 2018, as compared to net cash used in operating activities of $21.9 million for 2017 and net cash provided by operating activities of $38.4 million for 2016.
Net loss for 2018 was $214.3 million, which included non-cash charges of $172.4 million, compared to a net loss for 2017 of $194.5 million, which included non-cash charges of $154.9 million. Net loss for 2016 was $24.4 million, which included non-cash charges of $116.3 million.
Net cash used in working capital was $57.2 million for 2018. Accounts receivables increased by $21.1 million attributable to higher revenue levels during 2018 and timing of invoicing and collections. Inventory levels increased by $8.6 million to address strong customer demand for our next-generation ICE4 products, while inventory levels of our prior generation products decreased. Accounts payable decreased by $0.5 million primarily due to the timing of payments and inventory purchases. Accrued liabilities and other expenses decreased by $21.5 million primarily due to reduced levels of compensation-related accruals. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of Topic 606. Deferred revenue increased by $8.0 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of Topic 606.
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
Net cash used in working capital was $53.5 million for 2016. Accounts receivables decreased by $33.9 million as our revenue levels decreased significantly during the second half of 2016. Inventory levels increased by $64.1 million as a result of stocking more components due to longer lead times with component suppliers, building up our PIC die bank inventory for our current generation of products to allow us to shift manufacturing capacity to our next generation PICs, building up new product inventory, as well as lower shipment volumes. Accounts payable decreased by $28.3 million primarily due to lower business volume during 2016. Deferred revenue increased $21.4 million primarily due to higher ongoing support services as we continued to grow our installed base.
Investing Activities
Net cash provided by investing activities for 2018 was $12.6 million. Investing activities during 2018 included the net payment of $102.9 million in connection with the Acquisition, and net proceeds of $152.2 million associated with sales, maturities and purchases of investments during the year. In addition, we spent $37.7 million on capital expenditures and received additional proceeds on the sale of our non-marketable equity investments of $1.1 million.
Net cash used in investing activities for 2017 was $54.8 million, including $58.0 million of capital expenditures, of which $12.4 million was due to our purchase of our module manufacturing facility in Pennsylvania in May 2017. Partially offsetting those spend activities were net proceeds of $3.2 million associated with purchases, sales, maturities and calls of investments during the year.
Net cash used in investing activities for 2016 was $8.0 million, including $43.3 million of capital expenditures and $7.0 million invested in a cost-method investment. Partially offsetting those spend activities were proceeds from the sale of a cost-method investment of $23.5 million and net proceeds of $18.8 million associated with purchases and maturities of investments during the year.
Financing Activities
Net cash provided by financing activities was $207.9 million and $16.5 million for 2018 and 2017, respectively, and net cash used by financing activities was $2.8 million for 2016. Financing activities in 2018 included proceeds from the issuance of the 2024 Notes of $391.4 million, offset by the payment for capped call transactions related to the 2024 Notes of $48.9 million. Financing activities during 2018 also included $150.0 million for the repayment of the 2018 Notes, which matured on June 1, 2018. Additionally, the Company made principal payments on capital lease obligations of $1.2 million during the period. The period also included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
Financing activities in 2017 included $18.0 million in net proceeds from the issuance of shares under our ESPP and the exercise of stock options. Proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of RSUs. Additionally, during 2017, in association with the compulsory acquisition proceedings in accordance with Swedish law, we paid $0.5 million to the minority shareholders of Transmode based on the final determination of the arbitration tribunal.
Financing activities in 2016 included $16.8 million related to the purchase of the noncontrolling interest upon award of advance title to acquire the remaining 4.2% of Transmode shares related to the Transmode acquisition. Additionally, financing activities in 2016 included net proceeds from the exercise of stock options and the issuance of shares under our ESPP. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of RSUs.
Liquidity
As described above, we utilized a significant amount of cash to close the Acquisition and began to implement the restructuring of the business. We expect to continue utilizing cash during the first three quarters of 2019 as we continue to execute on our integration plan. We believe that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the cash required as part of the integration of Coriant. If these sources of cash are insufficient to satisfy our liquidity requirements during the year or beyond 12 months, we may require additional capital from equity financing, debt financing or other financings to fund our operations, including integration and restructuring efforts, and to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, either cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 29, 2018, long-term debt, net, was $266.9 million, which represents the liability component of the $402.5 million principal balance, net of $135.6 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of December 29, 2018, contractual obligations related to the 2024 Notes are payments of $8.3 million due in 2019, $8.6 million due each year from 2020 through 2023, and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments.
For more information regarding the 2024 Notes and the financing lease obligations, see Note 12, “Debt and Financing Lease Obligations” to the Notes to Consolidated Financial Statements.
As of December 29, 2018, we had $229.5 million of cash, cash equivalents, and short-term investments, including $89.8 million of cash and cash equivalents held by our foreign subsidiaries. Notwithstanding the effects of the Act in changing the taxation of foreign earnings from a worldwide to a territorial-based system and requirement of a mandatory one-time transition tax on cumulative foreign subsidiaries earnings and profits, we continue to assert that the earnings certain foreign subsidiaries’ operations will be indefinitely reinvested outside of the United States, and accordingly, we have not provided for potential foreign withholding taxes that may otherwise be accruable.

Contractual Obligations
The following is a summary of our contractual obligations as of December 29, 2018:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In thousands)
Purchase obligations(1)	$203,546	$200,939	$1,350	$1,257	$—
Operating leases(2)	69,421	18,352	21,935	10,831	18,303
Convertible senior notes, including interest	453,581	8,316	17,106	17,106	411,053
Financing lease obligations(3)	51,409	9,346	16,120	10,193	15,750
Total contractual obligations(4)(5)	$777,957	$236,953	$56,511	$39,387	$445,106

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 10 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to 10 years. See Note 13, "Commitments and Contingencies" to the Notes to Consolidated Financial Statements for more information.

(3)
We lease two facilities that were assumed with the Acquisition. As a result of purchase accounting, these financing lease obligations were recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligations will continue to be amortized and payments due will be made over the remaining period of the lease terms, which range from seven to 10 years. See Note 12, "Debt and Financing Lease Obligations" to the Notes to Consolidated Financial Statements for more information.

(4)	Tax liabilities of $3.4 million related to uncertain tax positions are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any.

(5)
In 2019, we expect to make contributions of $2.7 million to cover benefit payments to plan participants. Expected future payments to our pension and post employment plan are excluded from the contractual obligation table because they do not represent contractual cash outflow as they are dependent on various factors. See Note 18, "Employee Benefit and Pension Plans" to the Notes to Consolidated Financial Statements for more information.

We had $30.0 million of standby letters of credit and bank guarantees outstanding as of December 29, 2018. These consisted of $23.4 million related to customer performance guarantees, $2.9 million related to property leases, $1.8 million related to Coriant pre-acquisition restructuring plans, $1.4 million of value-added tax and customs' licenses and $0.5 million related to credit cards. Of the aforementioned standby letters of credit and bank guarantees outstanding, $13.4 million was backed by cash collateral from a third-party institution, and we accrued 5% annual interest on the outstanding cash collateral.
We had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017. These consisted of $2.2 million related to customer performance guarantees, $1.3 million value added tax and customs' licenses, and $0.7 million related to property leases.
Off-Balance Sheet Arrangements
As of December 29, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. See Note 2, “Significant Accounting Policies” to the Notes to Consolidated Financial Statements, which in included in Item 8. Financial Statements and Supplementary Data, which describes our significant accounting policies and methods used in preparation of our consolidated financial statements. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
We believe our critical accounting policies and estimates are those related to revenue recognition, stock-based compensation, employee benefit and pension plans, accounting for income taxes, inventory valuation, accrued warranty, business combination, amortization of intangible assets, and impairment of intangibles and goodwill. Management considers these policies critical because they are both important to the portrayal of our financial condition and results of operations, and they require management to make judgments and estimates about inherently uncertain matters.
Revenue Recognition
Effective December 31, 2017, we adopted Topic 606, using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.
We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition by applying the following five-step approach:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
Many of our product sales are sold in combination with installation and deployment services along with initial hardware and software support. Our product sales are also sold at times with spares management, on-site hardware replacement services, network operations management, software subscription services, extended hardware warranty and training. Initial software and hardware support services are generally delivered over a one-year period in connection with the initial purchase. Software warranty provides customers with maintenance releases during the warranty support period and hardware warranty provides replacement or repair of equipment that fails to perform in line with specifications. Software subscription services include software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
Spares management and on-site hardware replacement services include the replacement of defective units at customer sites in accordance with specified service level agreements. Network operations management includes the day-to-day operation of a customer's network. These services are generally delivered on an annual basis. We evaluate each promised good and service in a contract to determine whether it represents a distinct performance obligation or should be accounted for as a combined performance obligation.
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
Contracts and customer purchase orders are generally used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of title. We typically satisfy our performance obligations upon shipment or delivery of product depending on the contractual terms. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.
Customer product returns are generally approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are recorded as a reduction to revenue.
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
Customer Purchase Commitments
We sell software licenses that provide customers the ability to purchase incremental bandwidth capacity on an already-deployed piece of hardware. IB-enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of IB licenses. IB licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
Some contracts commit the customer to purchase incremental IB licenses within a specified time frame from the initial shipment of the IB enabled hardware. The time frame varies by customer and generally ranges between 12 to 24 months. If the customer does not purchase the additional capacity within the time frame as stated in the contract, we have the right to deliver and invoice such IB licenses to the customer. Under Topic 605, the additional incremental licenses were not included as an element of the initial arrangement because fees for the future purchases were not fixed. Under Topic 606, future committed licenses are considered to be additional performance obligations when a minimum purchase obligation is present, as evidenced by enforceable rights and obligations. As such, we are required to estimate the variable consideration for future IB licenses as part of determining the contract transaction price.
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

Stand-alone Selling Price
Stand-alone selling price is the price at which an entity would sell a good or service on a stand-alone (or separate) basis at contract inception. Under this model, the observable price of a good or service sold separately provides the best evidence of stand-alone selling price. However, in certain situations, stand-alone selling prices will not be readily observable and the entity must estimate the stand-alone selling price.
When allocating on a relative stand-alone selling price basis, any discount provided in the contract is generally allocated proportionately to all of the performance obligations in the contract.
The majority of products and services offered by us have readily observable selling prices. For products and services that do not, we generally estimate stand-alone selling price using the market assessment approach based on expected selling price and adjust those prices as necessary to reflect our costs and margins. As part of our stand-alone selling price policy, we review product pricing on a periodic basis to identify any significant changes and revise our expected stand-alone selling price assumptions as appropriate.
Capitalization of Costs to Obtain a Contract
We have assessed the treatment of costs to obtain or fulfill a contract with a customer. Sales commissions have historically been expensed as incurred. Under Topic 606, we capitalize sales commissions related to multi-year service contracts, which are paid for upfront and amortize the asset over the period of benefit, which is the service period. Sales commissions paid on service contract renewals, are commensurate with the sales commissions paid on the initial contracts.
Transaction Price Allocated to the Remaining Performance Obligation
Our remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, as of period end, consisting of deferred revenue and backlog. Our backlog represents purchase orders received from customers for future product shipments and services that are unsatisfied or partially satisfied as of period end. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The expected forfeiture rate is estimated based on our historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate required judgment, and to the extent actual forfeitures differed from expectations, changes in estimate are recorded as an adjustment in the period when such estimates are revised. We historically recorded stock-based compensation expense by applying the forfeiture rates and adjusted estimated forfeiture rates to actual. During the third fiscal quarter beginning on June 26, 2016, we elected to early adopt ASU 2016-09 and elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis.
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

•	Expected volatility of our stock is based on the weighted-average implied and historical volatility of Infinera.

We estimate the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option pricing formula. The ESPP provides for consecutive six-month offering periods and we use our own historical volatility data in the valuation of shares that are purchased under the ESPP.

We account for the fair value of RSUs using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three or four years.
We granted performance stock units (“PSUs”) to our executive officers and senior management in 2016, 2017 and 2018 as part of our annual refresh grant process. These PSUs entitle our executive officers and senior management to receive a number of shares of our common stock based on our stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from zero to two times the number of PSUs granted depending on the relative performance of our common stock price compared to the targeted composite index. This performance metric is classified as a market condition.
We use a Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the our stock price, expected volatility of target composite index, correlation between changes in our stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of our stock is based on the weighted-average historical volatility of our stock. Expected volatility of target composite index is based on the historical and implied data. Correlation is based on the historical relationship between our stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for us as we do not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
In addition, we have granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria. We assess the achievement status of these PSUs on a quarterly basis and record the related stock-based compensation expenses based on the estimated achievement payout.
Employee Benefit and Pension Plans
We operate a number of post-employment plans in Germany, as well as smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. Benefit cost obligations pertaining to these plans are based on assumptions for the discount rate, expected return on plan assets, mortality rates, expected salary increases, health care cost trend rates and attrition rates. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants. The expected increase in the compensation levels assumption reflects our actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management’s expected returns for each asset class. We evaluate our expected return assumptions annually including reviewing current capital market assumptions to assess the reasonableness of the expected long-term return on plan assets. We update the expected long-term return on assets when we observe a sufficient level of evidence that would suggest the long-term expected return has changed.
Accounting for Income Taxes
On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, was needed. The adjustment resulted in no tax expense impact in connection with the re-measurement of certain deferred tax assets and liabilities from 35% to 21%. Additionally, we provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of our foreign subsidiaries for the year ended December 30, 2017. We finalized our accounting for the re-measurement of deferred tax balances and transition tax with no adjustment to income tax expense for the year ended December 29, 2018.

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws, or loss or credit carryforwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, we must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors. Based on the available objective evidence, at December 29, 2018, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
Inventory Valuation
Inventories consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost or net realizable value. Costs are recognized utilizing the first-in, first-out method. Net realizable value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing and technological obsolescence of our products.
Inventory that is obsolete or in excess of our forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. In valuing our inventory costs and deferred inventory costs, we considered whether the net realizable value of inventory delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. We concluded that, in the instances where the net realizable value of inventory delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or net realizable value, whichever is lower, thereby recognizing the cost of the reduction in net realizable value of inventory in the period in which the reduction occurred or can be reasonably estimated. We have, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of actual cost or net realizable value.
We consider whether we should accrue losses on firm purchase commitments related to inventory items. Given that the net realizable value of common equipment is below contractual purchase price, we have also recorded losses on these firm purchase commitments in the period in which the commitment is made. When the inventory parts related to these firm purchase commitments are received, that inventory is recorded at the purchase price less the accrual for the loss on the purchase commitment.

Accrued Warranty
In our contracts with our customers, we warrant that our products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at our sole option and expense. Our hardware warranty periods generally range from one to five years from date of acceptance for hardware and our software warranty is 90 days. Upon delivery of our products, we provide for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based on actual estimated future returns and cost of repair rates and the application of those estimated rates to our in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, our costs of repair vary based on repair volume and our ability to repair, rather than replace, defective units, as well as our ability to utilize used units to fulfill warranty obligations. In the event that actual product failure rates and costs to repair differ from our estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.
Business Combination
Accounting for acquisitions requires management to estimate the fair value of the assets and liabilities assumed, which requires management to make significant estimates, judgments, and assumptions that could materially affect the timing or amounts recognized in its financial statements. These assumptions and estimates include our use of the asset and the appropriate discount rates. Our significant estimates can include, but are not limited to, the future cash flows, the appropriate weighted cost of capital, and discount rates, as well as the estimated useful life of intangible assets, deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowance, which are initially estimated as of the acquisition date. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year following the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, we may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill.
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
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies” to the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoptions and effects on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the euro and Swedish kronor (“SEK”). Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being in Europe, where we invoice primarily in euros and SEK. Additionally, a portion of our expenses, primarily the cost of personnel for research and development, sales and sales support to deliver technical support on our products and professional services, and the cost to manufacture, are denominated in foreign currencies, primarily the Indian rupee, the euro, SEK and the British pound. As a result of the Acquisition, we have increased exposure to a broader set of currencies. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, operating income may differ from expectations.
We currently enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable and restricted cash denominated in euros and British pounds. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances and restricted cash in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2018 would not be material to our results of operations.
During 2018, we also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds and SEK. The contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded. The effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2018 would not be material to our results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents, investments, and restricted cash totaling $268.8 million and $305.2 million as of December 29, 2018 and December 30, 2017, respectively. As of December 29, 2018, we have invested in certificates of deposit, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2018 and 2017, our interest income would have declined approximately $0.2 million and $0.3 million, respectively, assuming consistent investment levels.
Market Risk and Market Interest Risk
Holders may convert the 2024 Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If our common stock price is above the initial conversion price of $9.87 upon conversion or at maturity, the amount of cash or shares of common stock required to pay the conversion premium is not fixed and would increase if our common stock price increases.
As of December 29, 2018, the fair value of the 2024 Notes was $289.0 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 28, 2018. The 2024 Notes are classified as Level 2 of the fair value hierarchy. The fair value of the 2024 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the

2024 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2024 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2024 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2024 Notes at fair value. We present the fair value of the 2024 Notes for required disclosure purposes only.
See Note 12, “Debt and Financing Lease Obligations” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in the year ended December 29, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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
March 14, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinera Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 14, 2019 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Telecom Holding Parent LLC (“Coriant”), which is included in the 2018 consolidated financial statements of the Company and constituted approximately 15% of consolidated net revenue for the year ended December 29, 2018 and approximately 44% of consolidated total assets and 36% of consolidated net assets (excluding goodwill and acquired intangibles) as of December 29, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Coriant.

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
/s/    ERNST & YOUNG LLP
San Jose, California
March 14, 2019

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$202,954	$116,345
Short-term investments	26,511	147,596
Short-term restricted cash	13,229	544
Accounts receivable, net of allowance for doubtful accounts of $5,084 in 2018 and $892 in 2017	317,115	126,152
Inventory	311,888	214,704
Prepaid expenses and other current assets	85,400	42,596
Total current assets	957,097	647,937
Property, plant and equipment, net	342,820	135,942
Intangible assets	233,119	92,188
Goodwill	227,231	195,615
Long-term investments	—	36,129
Long-term restricted cash	26,154	4,597
Other non-current assets	14,849	5,262
Total assets	$1,801,270	$1,117,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,187	$58,124
Accrued expenses	131,891	39,782
Accrued compensation and related benefits	71,152	45,751
Short-term debt	—	144,928
Accrued warranty	20,103	13,670
Deferred revenue	88,534	72,421
Total current liabilities	502,867	374,676
Long-term debt, net	266,929	—
Long-term financing lease obligation	193,538	—
Accrued warranty, non-current	20,918	17,239
Deferred revenue, non-current	31,768	22,502
Deferred tax liability, non-current	13,347	21,609
Other long-term liabilities	68,082	16,279
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2018 and 2017 Issued and outstanding shares—175,452 in 2018 and 149,471 in 2017	175	149
Additional paid-in capital	1,685,916	1,417,043
Accumulated other comprehensive income (loss)	(25,300)	6,254
Accumulated deficit	(956,970)	(758,081)
Total stockholders' equity	703,821	665,365
Total liabilities and stockholders’ equity	$1,801,270	$1,117,670
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenue:
Product	$763,555	$610,535	$751,167
Services	179,824	130,204	118,968
Total revenue	943,379	740,739	870,135
Cost of revenue:
Cost of product	517,765	406,644	413,551
Cost of services	78,353	50,480	43,151
Amortization of intangible assets	23,475	20,474	19,715
Restructuring and related	2,630	19,141	—
Total cost of revenue	622,223	496,739	476,417
Gross profit	321,156	244,000	393,718
Operating expenses:
Research and development	244,302	224,368	232,143
Sales and marketing	124,238	109,511	111,678
General and administrative	80,957	70,620	67,612
Amortization of intangible assets	29,296	6,160	6,189
Acquisition and integration costs	15,530	322	1,870
Restructuring and related	12,512	16,106	—
Total operating expenses	506,835	427,087	419,492
Loss from operations	(185,679)	(183,087)	(25,774)
Other income (expense), net:
Interest income	2,428	3,328	2,478
Interest expense	(22,049)	(14,017)	(12,887)
Other gain (loss), net	(9,650)	(2,160)	7,002
Total other income (expense), net	(29,271)	(12,849)	(3,407)
Loss before income taxes	(214,950)	(195,936)	(29,181)
Benefit from income taxes	(655)	(1,430)	(4,751)
Net loss	(214,295)	(194,506)	(24,430)
Less: Loss attributable to noncontrolling interest	—	—	(503)
Net loss attributable to Infinera Corporation	$(214,295)	$(194,506)	$(23,927)
Net loss per common share attributable to Infinera Corporation:
Basic	$(1.36)	$(1.32)	$(0.17)
Diluted	$(1.36)	$(1.32)	$(0.17)
Weighted average shares used in computing net loss per common share:
Basic	157,748	147,878	142,989
Diluted	157,748	147,878	142,989

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net loss	$(214,295)	$(194,506)	$(24,430)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	327	(209)	297
Foreign currency translation adjustment	(26,483)	34,787	(29,625)
Tax effect on items related to available-for-sale investments	(85)	—	(119)
Actuarial loss on pension liabilities	(5,313)	—	—
Net change in accumulated other comprehensive income (loss)	(31,554)	34,578	(29,447)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(503)
Comprehensive loss attributable to Infinera Corporation	$(245,849)	$(159,928)	$(53,374)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, December 30, 2017 and December 29, 2018
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 26, 2015	140,197	$140	$1,300,301	$1,123	$(539,413)	$762,151	$14,910	$777,061
Stock options exercised	825	1	4,094	—	—	4,095	—	4,095
ESPP shares issued	1,369	1	13,607	—	—	13,608	—	13,608
Shares withheld for tax obligations	(287)	—	(3,657)	—	—	(3,657)	—	(3,657)
Restricted stock units released	2,917	3	(3)	—	—	—	—	—
Issuance of common stock related to acquisition	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	42,552	—	—	42,552	—	42,552
Noncontrolling interest investment	—	—	—	—	—	—	(14,407)	(14,407)
Squeeze-out Proceedings	—	—	(2,812)	—	—	(2,812)	—	(2,812)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	(235)	(235)	—	(235)
Other comprehensive loss	—	—	—	(29,447)	—	(29,447)	—	(29,447)
Net loss	—	—	—	—	(23,927)	(23,927)	(503)	(24,430)
Balance at December 31, 2016	145,021	$145	$1,354,082	$(28,324)	$(563,575)	$762,328	$—	$762,328
Stock options exercised	196	—	1,525	—	—	1,525	—	1,525
ESPP shares issued	2,140	2	16,409	—	—	16,411	—	16,411
Shares withheld for tax obligations	(110)	—	(1,034)	—	—	(1,034)	—	(1,034)
Restricted stock units released	2,224	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	46,063	—	—	46,063	—	46,063
Other comprehensive income	—	—	—	34,578	—	34,578	—	34,578
Net loss	—	—	—	—	(194,506)	(194,506)	—	(194,506)
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365	$—	$665,365

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, December 30, 2017 and December 29, 2018 - (Continued)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365	$—	$665,365
Stock options exercised	229	—	1,701	—	—	1,701	—	1,701
ESPP shares issued	2,189	2	15,990	—	—	15,992	—	15,992
Shares withheld for tax obligations	(109)	—	(1,144)	—	—	(1,144)	—	(1,144)
Restricted stock units released	2,697	3	(3)	—	—	—	—	—
Issuance of common stock related to acquisition	20,975	21	129,607	—	—	129,628	—	129,628
Stock-based compensation	—	—	42,905	—	—	42,905	—	42,905
Conversion option related to convertible senior notes, net of allocated costs	—	—	128,726	—	—	128,726	—	128,726
Cumulative-effect adjustment from adoption of Topic 606	—	—	—	—	15,406	15,406	—	15,406
Purchase of capped call transactions	—	—	(48,909)	—	—	(48,909)	—	(48,909)
Other comprehensive loss	—	—	—	(31,554)	—	(31,554)	—	(31,554)
Net loss	—	—	—	—	(214,295)	(214,295)	—	(214,295)
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821	$—	$703,821

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net loss	$(214,295)	$(194,506)	$(24,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	100,494	65,997	61,489
Non-cash restructuring and other related credits	7,291	29,237	—
Amortization of debt discount and issuance costs	11,161	11,342	10,260
Interest accretion related to financing lease obligation	4,694	—	—
Impairment of intangible assets	—	252	11,295
Realized gain on sale of non-marketable equity investments	(1,050)	—	(8,983)
Impairment of non-marketable equity investment	5,110	1,890	—
Stock-based compensation expense	43,410	45,720	40,533
Other loss	1,304	503	1,741
Changes in assets and liabilities:
Accounts receivable	(21,111)	25,849	33,895
Inventory	(8,617)	2,727	(64,095)
Prepaid expenses and other assets	(13,458)	(8,194)	(5,501)
Accounts payable	(520)	(4,763)	(28,254)
Accrued liabilities and other expenses	(21,490)	(14,395)	(11,012)
Deferred revenue	7,994	16,416	21,439
Net cash provided by (used in) operating activities	(99,083)	(21,925)	38,377
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	(2,986)	(160,215)	(124,077)
Proceeds from sales of available-for-sale investments	53,039	10,531	—
Proceeds from maturities and calls of investments	102,112	152,876	142,898
Acquisition of business, net of cash acquired	(102,899)	—	—
Purchase of non-marketable equity investments	—	—	(7,000)
Proceeds from sale of non-marketable equity investments	1,050	—	23,483
Purchase of property and equipment	(37,692)	(58,041)	(43,335)
Net cash provided by (used in) investing activities	12,624	(54,849)	(8,031)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	391,431	—	—
Purchase of capped call transactions	(48,880)	—	—
Repayment of debt	(150,000)	—	—
Principal payments on financing lease obligations	(1,211)	—	—
Acquisition of noncontrolling interest	—	(471)	(16,771)
Proceeds from issuance of common stock	17,693	17,991	17,648
Minimum tax withholding paid on behalf of employees for net share settlement	(1,144)	(1,034)	(3,657)
Net cash provided by (used in) financing activities	207,889	16,486	(2,780)
Effect of exchange rate changes on cash	(579)	4,194	(4,397)
Net change in cash and cash equivalents	120,851	(56,094)	23,169
Cash, cash equivalents and restricted cash at beginning of period	121,486	177,580	154,411
Cash, cash equivalents and restricted cash at end of period(1)	$242,337	$121,486	$177,580
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6,692	$5,690	$6,625
Cash paid for interest	$3,554	$2,639	$2,776
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$3,787	$4,950	$5,597
Common stock issued in connection with acquisition	$129,628	$—	$—

(1)     Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	December 29, 2018	December 30, 2017	December 31, 2016

	(In thousands)
Cash and cash equivalents	$202,954	$116,345	$162,641
Short-term restricted cash	13,229	544	8,490
Long-term restricted cash	26,154	4,597	6,449
Total cash, cash equivalents and restricted cash	$242,337	$121,486	$177,580
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera is a global supplier of networking solutions comprised of networking equipment, software and services. The Company's portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems and disaggregated router platforms, as well as software-defined networking, network management and routing software.
During the fourth quarter of 2018, the Company completed the acquisition of all the outstanding limited liability company interests (the “Units”) of Telecom Holding Parent LLC (“Coriant”), a Delaware limited liability company and wholly-owned subsidiary of Coriant Investor LLC, a Delaware limited liability company (“Seller”), pursuant to the Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company, Seller and Oaktree Optical Holdings, L.P., a Delaware limited partnership (“Lender”) (the “Acquisition”). The Acquisition was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Coriant with its financial results for the period from October 1, 2018, the date the acquisition closed (the “Acquisition Date”) through December 31, 2018.
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2018 and 2017 were 52-week years that ended on December 29, 2018 and December 30, 2017, respectively. Fiscal year 2016 was a 53-week year that ended on December 31, 2016. The next 53-week year will end on December 31, 2022.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company reclassified certain amounts reported in previous periods to conform to the current presentation. Effective in the fourth quarter of 2018, the Company elected to present amortization of intangible assets as separate line items within cost of revenue and operating expenses. Additionally, the Company elected to present acquisition and integration costs as a separate line item within operating expenses. As a result, the costs previously reflected in cost of revenue and operating expenses were reclassified to “Amortization of intangible assets” and “Acquisition and integration costs” within total cost of revenue and total operating expenses. Prior period amounts have been revised to conform to the current period presentation. This change in presentation does not affect the Company's total cost of revenue or total operating expenses.

The following table shows reclassified amounts to conform to the current period's presentation:

	Years Ended
	December 30, 2017			December 31, 2016
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Cost of revenue:
Cost of product	$427,118	$(20,474)	$406,644	$433,266	$(19,715)	$413,551
Cost of services	50,480	—	50,480	43,151	—	43,151
Amortization of intangible assets(1)	N/A	20,474	20,474	N/A	19,715	19,715
Restructuring and related	19,141	—	19,141	—	—	—
Total	$496,739	$—	$496,739	$476,417	$—	$476,417

Operating expenses:
Research and development	$224,299	$69	$224,368	$232,291	$(148)	$232,143
Sales and marketing	116,057	(6,546)	109,511	118,858	(7,180)	111,678
General and administrative	70,625	(5)	70,620	68,343	(731)	67,612
Amortization of intangible assets(1)	N/A	6,160	6,160	N/A	6,189	6,189
Acquisition and integration costs(1)	N/A	322	322	N/A	1,870	1,870
Restructuring and related	16,106	—	16,106	—	—	—
Total	$427,087	$—	$427,087	$419,492	$—	$419,492

(1)	These lines were not previously reported in the consolidated statements of operations.
2.    Significant Accounting Policies
Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These accounting principles require the Company to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, inventory valuation, accrued warranty, business combinations and accounting for income taxes. Other estimates, assumptions and judgments made by management include restructuring and other related costs, allowances for sales returns, allowances for doubtful accounts, pension, useful life of acquired intangibles and recoverability of property, plant and equipment, fair value measurement of the liability component of the convertible senior notes, non-marketable equity investments and derivative instruments. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition
Effective December 31, 2017, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”).
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
Many of the Company's product sales are sold in combination with installation and deployment services along with initial hardware and software support. The Company's product sales are also sold at times with spares management, on-site hardware replacement services, network operations management, software subscription services, extended hardware warranty and training. Initial software and hardware support services are generally delivered over a one-year period in connection with the initial purchase. Software warranty provides customers with maintenance releases during the warranty support period and hardware warranty provides replacement or repair of equipment that fails to perform in line with specifications. Software subscription services include software warranty and additionally provides customers with rights to receive unspecified software product upgrades released during the support period.
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
Customer product returns are generally approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are recorded as a reduction to revenue.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Customer Purchase Commitments
The Company sells software licenses that provide customers the ability to purchase incremental bandwidth capacity on an already-deployed piece of hardware. Infinera Instant Bandwidth (“IB”) enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of IB licenses. IB licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
Some contracts commit the customer to purchase incremental IB licenses within a specified time frame from the initial shipment of the IB enabled hardware. The time frame varies by customer and generally ranges between 12 to 24 months. If the customer does not purchase the additional capacity within the time frame as stated in the contract, the Company has the right to deliver and invoice such IB licenses to the customer. Under ASC 605, the additional incremental licenses were not included as an element of the initial arrangement because fees for the future purchases were not fixed. Under Topic 606, future committed licenses are considered to be additional performance obligations when a minimum purchase obligation is present, as evidenced by enforceable rights and obligations. As such, the Company is required to estimate the variable consideration for future IB licenses as part of determining the contract transaction price.
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
Stand-alone Selling Price
Stand-alone selling price is the price at which an entity would sell a good or service on a stand-alone (or separate) basis at contract inception. Under this model, the observable price of a good or service sold separately provides the best evidence of stand-alone selling price. However, in certain situations, stand-alone selling prices will not be readily observable and the entity must estimate the stand-alone selling price.
When allocating on a relative stand-alone selling price basis, any discount provided in the contract is generally allocated proportionately to all of the performance obligations in the contract.
The majority of products and services offered by the Company have readily observable selling prices. For products and services that do not, the Company generally estimates stand-alone selling price using the market assessment approach based on expected selling price and adjust those prices as necessary to reflect the Company’s costs and margins. As part of its stand-alone selling price policy, the Company reviews product pricing on a periodic basis to identify any significant changes and revise its expected stand-alone selling price assumptions as appropriate.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling
The Company treats shipping and handling activities as costs to fulfill the Company's promise to transfer products. Shipping and handling fees billed to customers are recorded as a reduction to cost of product.
Capitalization of Costs to Obtain a Contract
The Company has assessed the treatment of costs to obtain or fulfill a contract with a customer. Sales commissions have historically been expensed as incurred. Under Topic 606, the Company capitalizes sales commissions related to multi-year service contracts, which are paid for upfront, and amortizes the asset over the period of benefit, which is the service period. Sales commissions paid on service contract renewals, are commensurate with the sales commissions paid on the initial contracts.
Transaction Price Allocated to the Remaining Performance Obligation
The Company’s remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied as of period end, consisting of deferred revenue and backlog. The Company’s backlog represents purchase orders received from customers for future product shipments and services that are unsatisfied or partially satisfied as of period end. The Company’s backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The expected forfeiture rate is estimated based on the Company's historical forfeiture data and compensation costs are recognized only for those equity awards expected to vest. The estimation of the forfeiture rate required judgment, and to the extent actual forfeitures differed from expectations, changes in estimate are recorded as an adjustment in the period when such estimates are revised. The Company historically recorded stock-based compensation expense by applying the forfeiture rates and adjusted estimated forfeiture rates to actual. During the third fiscal quarter beginning on June 26, 2016, the Company elected to early adopt ASU 2016-09 and elected to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis.
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

The Company estimates the fair value of the rights to acquire stock under its 2007 Employee Stock Purchase Plan (the “ESPP”) using the Black-Scholes option pricing formula. The ESPP provides for consecutive six-month offering periods and the Company uses its own historical volatility data in the valuation of shares that are purchased under the ESPP.
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over three or four years.
The Company granted performance stock units (“PSUs”) to its executive officers and senior management in 2016, 2017 and 2018 as part of the Company's annual refresh grant process. These PSUs

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitle the Company's executive officers and senior management to receive a number of shares of the Company's common stock based on its stock price performance compared to a specified target composite index for the same period. These PSUs vest over the span of one year, two years and three years, and the number of shares to be issued upon vesting ranges from zero to two times the number of PSUs granted depending on the relative performance of the Company's common stock price compared to the targeted composite index. This performance metric is classified as a market condition.
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
Employee Benefit and Pension Plans
The Company operates a number of post-employment plans in Germany, as well as smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. Benefit cost and obligations pertaining to these plans are based on assumptions for the discount rate, expected return on plan assets, mortality rates, expected salary increases, health care cost trend rates and attrition rates. The discount rate assumption is based on current investment yields of high-quality fixed-income securities with maturities similar to the expected benefits payment period. Mortality rates help predict the expected life of plan participants. The expected increase in the compensation levels assumption reflects the Company's actual experience and future expectations. The expected long-term return on plan assets is determined based on asset allocations, historical portfolio results, historical asset correlations and management’s expected returns for each asset class. The Company evaluates its expected return assumptions annually including reviewing current capital market assumptions to assess the reasonableness of the expected long-term return on plan assets. The Company updates the expected long-term return on assets when the Company observes a sufficient level of evidence that would suggest the long-term expected return has changed.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2018, 2017 and 2016 were $0.9 million, $1.8 million and $1.9 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes
On December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, was needed. The adjustment resulted in no tax expense impact in connection with the re-measurement of certain deferred tax assets and liabilities from 35% to 21%. Additionally, the Company provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of its foreign subsidiaries for the year ended December 30, 2017. The Company finalized its accounting for the re-measurement of deferred tax balances and transition tax with no adjustment to income tax expense for the year ended December 29, 2018.
As part of the process of preparing the Company's consolidated financial statements, it is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in its consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in its consolidated statements of operations become deductible expenses under applicable income tax laws or loss, or credit carryforwards are utilized. Accordingly, realization of the Company's deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 29, 2018, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other gain (loss), net, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded in 2018, 2017 and 2016 were losses of $2.5 million, $0.3 million and $1.8 million, respectively.
The Company enters into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in euros and British pounds, and restricted cash denominated in euros.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Foreign Currency Exchange Forward Contracts
As discussed in Note 5, “Derivative Instruments" to the Notes to Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
Pension
As a result of the Acquisition, the Company acquired a number of post-employment plans in Germany, as well as a number of smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. The defined benefit plans expose the Company to actuarial risks such as investment risk, interest rate risk, life expectancy risk and salary risk. The characteristics of the defined benefit plans and the risks associated with them vary depending on legal, fiscal, and economic requirements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies the following assets and liabilities within Level 3 of the fair value hierarchy and applies fair value accounting on a non-recurring basis, only if impairment is indicated:
Facilities-related Charges
The Company estimates the fair value of its facilities-related charges associated with the 2017 Restructuring Plan (as defined in Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements), based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
Non-marketable Equity Investment
Beginning the first quarter of 2018, the Company adopted Accounting Standards Update No. 2016-01, “Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires equity investments to be measured at fair value with changes in fair value recognized in net income. As a result of adopting this new standard, the Company's non-marketable equity securities formerly classified as cost-method investments are now measured and recorded using the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and qualifying observable price changes are recorded in other income (expense), net, in the accompanying consolidated statements of operations. No initial adoption adjustment was recorded for these instruments since the standard was required to be applied prospectively for securities measured using the measurement alternative. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates.
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
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 29, 2018, December 30, 2017 and December 31, 2016, revenue was reduced for estimated sales returns by $4.3 million, $0.9 million and $0.6 million, respectively.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2018, no customers accounted for over 10% of the Company's net accounts receivable balance. As of December 30, 2017, two customers accounted for over 10% of the Company's net accounts receivable balance. One customer accounted for approximately 11% of the Company's net accounts receivable balance, and another customer, which completed a merger in late 2017, was a combination of two of the Company's historically larger customers, accounted for approximately 16% of the Company's net accounts receivable balance.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. One customer accounted for approximately 15% of the Company's revenue in 2018. One other customer, which completed a merger in late 2017 as mentioned above, was a combination of two of the Company's historically larger customers who merged in 2017 and accounted for approximately 13% and 18% of the Company's revenue in 2018 and 2017, respectively. These two historically larger customers each individually accounted for approximately 16% and 8% of the Company's revenue in 2016, respectively. No other customers accounted for over 10% of the Company's revenue for 2017 or 2016.
The Company depends on sole source or limited source suppliers for several key components and raw materials. The Company generally purchases these sole source or limited source components and raw materials through standard purchase orders and does not have long-term contracts with many of these limited-source suppliers. While the Company seeks to maintain sufficient reserve stock of such components and raw materials, the Company’s business and results of operations could be adversely affected if any of its sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output.

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
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain standby letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds and SEK. These contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty.
The Company has entered into factoring agreements, to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for in accordance with Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”). ASC 860 and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company's factoring agreements do not allow for recourse in the event of uncollectibility, and the Company does not retain any interest in the underlying accounts receivable once sold.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Valuation
Inventories consist of raw materials, work-in-process and finished goods and are stated at standard cost adjusted to approximate the lower of actual cost or net realizable value. Costs are recognized utilizing the first-in, first-out method. Net realizable value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing and technological obsolescence of the Company’s products.
Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand. In valuing its inventory costs and deferred inventory costs, the Company considered whether the net realizable value of inventory delivered or expected to be delivered at less than cost, primarily comprised of common equipment, had declined. The Company concluded that, in the instances where the net realizable value of inventory delivered or expected to be delivered was less than cost, it was appropriate to value the inventory costs and deferred inventory costs at cost or net realizable value, whichever is lower, thereby recognizing the cost of the reduction in net realizable value of inventory in the period in which the reduction occurred or can be reasonably estimated. The Company has, therefore, recognized inventory write-downs as necessary in each period in order to reflect inventory at the lower of actual cost or net realizable value.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. This includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Estimated Useful Lives
Building	20 to 41 years
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	1.5 to 7 years
Leasehold and building improvements	1 to 10 years
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable or that the useful life is shorter than originally estimated. If impairment indicators are present and the projected future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the carrying value of the assets is depreciated over the newly determined remaining useful lives.

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
Business Combination
Accounting for acquisitions requires the Company's management to estimate the fair value of the assets and liabilities assumed, which requires management to make significant estimates, judgments, and assumptions that could materially affect the timing or amounts recognized in its financial statements. These assumptions and estimates include the Company’s use of the asset and the appropriate discount rates. The Company’s significant estimates can include, but are not limited to, the future cash flows, the appropriate weighted cost of capital, and discount rates, as well as the estimated useful life of intangible assets, deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowance, which are initially estimated as of the acquisition date. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year following the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, the Company may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Restructuring and Other Related Costs
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC 420, “Exit or Disposal Cost Obligations.” Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of the associated cash payments is dependent upon the type of exit cost and extends over an approximately four-year period. The Company records restructuring cost liabilities in “Accrued Expenses” and "Other Long-term Liabilities" in the Consolidated Balance Sheet.
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
Recent Accounting Pronouncements
In December 2017, the SEC staff issued SAB 118, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. In March 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SAB 118” and added such SEC guidance to Accounting Standards Codification 740, “Income Taxes, codified under the title: Income Tax Accounting Implications of the Tax Cuts and Jobs Act.” The Company determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, was needed. The adjustment resulted in no tax expense impact in connection with the re-measurement of certain deferred tax assets and liabilities from 35% to 21%. Additionally, we provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, based upon an aggregate tax loss of our foreign subsidiaries for the year ended December 30, 2017. The Company finalized its accounting for the re-measurement of deferred tax balances and transition tax with no adjustment to income tax expense for the year ended December 29, 2018.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The Company's adoption of ASU 2017-09 during its first quarter of 2018 had no impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As such, restricted cash and restricted cash equivalents should be

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included with cash and cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of fiscal 2018, using the retrospective transition approach. Restricted cash in the prior period has been included with cash and cash equivalents when reconciling the beginning and ending total amounts on the statement of cash flows for the year ended December 30, 2017 and December 31, 2016, to conform to the current period presentation. The adoption of ASU 2016-18 did not have a material impact on the cash flow activity presented on the Company's consolidated statements of cash flows. See the consolidated statements of cash flows for a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts on the consolidated statements of cash flows.
In May 2016, the FASB issued Accounting Standards Update No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” (“ASU 2016-11”), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The Company adopted ASU 2016-11 during the first quarter of 2018. See Note 3, “Revenue Recognition” to the Notes to Consolidated Financial Statements for more information.
On December 31, 2017, the Company adopted Topic 606, which provides guidance for revenue recognition that superseded the revenue recognition requirements in Topic 605 and most industry specific guidance. Under Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 under the modified retrospective transition method, applying the amendments to prospective reporting periods and applied to those contracts that were not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. See Note 3, “Revenue Recognition” to the Notes to Consolidated Financial Statements for more information.
In January 2016, the FASB issued ASU 2016-01, which requires equity investments to be measured at fair value with changes in fair value recognized in the income statement and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The Company adopted ASU 2016-01 during its first quarter of 2018 and the adoption did not have a material impact on its consolidated financial statements. See Note 4, “Fair Value Measurements” to the Notes to Consolidated Financial Statements for more information.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (“ASU 2018-14”), "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The update eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for the Company in its first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2018-14 will have on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (“ASU 2018-13”), “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The update eliminates, adds, and modifies certain disclosure requirements for fair value

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. This guidance is effective for the Company in its first quarter of fiscal 2019. ASU 2016-02 is required to be applied with a modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. In July 2018, the FASB issued Accounting Standards Update 2018-11 “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”), which provides lessees an additional (and optional) transition method to apply the new leasing standard to all open leases at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued Accounting Standards Update 2018-20, “Narrow-Scope Improvements for Lessors,” which contains certain narrow scope improvements to the guidance issued in ASU 2016-02. The Company is currently evaluating the other possible impacts the adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 will have on its consolidated financial statements.

3.	Revenue Recognition
Topic 606 Adoption
The Company recorded a net reduction to the opening balance of its accumulated deficit of $15.4 million as of December 31, 2017 due to the cumulative impact of adopting Topic 606, with the impact primarily related to its services revenue. The impact to revenue for the year ended December 29, 2018 was an increase of $6.7 million as a result of applying Topic 606. The details of the significant changes and quantitative impact of the Company’s adoption of Topic 606 are set out below.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalization of Costs to Obtain a Contract
As of December 29, 2018, the ending balance of the Company’s capitalized costs to obtain a contract was $0.4 million. The Company's amortization expense was not material for the year ended December 29, 2018.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017(1)	December 31, 2016(1)
Product	$763,555	$610,535	$751,167
Services	179,824	130,204	118,968
Total revenue	$943,379	$740,739	$870,135

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adopting Topic 606.

The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017(1)	December 31, 2016(1)
United States	$476,784	$428,592	$541,889
Other Americas	44,581	20,070	40,036
Europe, Middle East and Africa	309,989	234,972	243,783
Asia Pacific	112,025	57,105	44,427
Total revenue	$943,379	$740,739	$870,135

	Years Ended
	December 29, 2018	December 30, 2017(1)	December 31, 2016(1)
Direct	$838,931	$693,472	$809,681
Indirect	104,448	47,267	60,454
Total revenue	$943,379	$740,739	$870,135

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adopting Topic 606.
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 29, 2018	At Adoption
Accounts receivable, net	$317,115	$135,245
Contract assets	$24,981	$2,825
Deferred revenue	$120,302	$75,458

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognized for the year ended December 29, 2018 that was included in the deferred revenue balance at the beginning of the reporting period was $44.4 million. Changes in the contract asset and liability balances during the year ended December 29, 2018 were primarily impacted by the Acquisition during the fourth quarter of 2018.
Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized in the future as of December 29, 2018	$375,707	$53,258	$18,904	$6,434	$2,716	$1,193	$458,212
Impacts on Financial Statements
The following tables summarize the impact of adopting Topic 606 on the Company's consolidated statement of operations for the year ended December 29, 2018 and the Company's consolidated balance sheet as of December 31, 2017 (in thousands):

	Year Ended December 29, 2018
	As Reported	Adjustments	Balances Without Adoption of Topic 606
Income Statement
Revenue
Product	$763,555	$(10,680)	$752,875
Services	179,824	3,946	183,770
	$943,379	$(6,734)	$936,645
Costs and expenses
Cost of revenue	$622,223	$1,687	$623,910
Net loss	$(214,295)	$(8,421)	$(222,716)
Net loss per share - basic and diluted	$(1.36)	$(0.05)	$(1.41)
The increase in revenue from the adoption of Topic 606 was primarily related to an increase in product revenue for certain customers as a result of recognition upon transfer of control in advance of milestone invoicing. The adoption of Topic 606 did not have a material impact to the Company's consolidated financial statements for the year ended December 29, 2018.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance at December 30, 2017	Adjustments due to Topic 606	As Adjusted Balance at December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$126,152	$9,093	$135,245
Inventory	$214,704	$(239)	$214,465
Prepaid expenses and other assets	$43,339	$2,731	$46,070

Liabilities
Accrued expenses	$39,782	$15,645	$55,427
Deferred revenue	$94,923	$(19,465)	$75,458

Equity
Accumulated deficit	$(758,081)	$15,406	$(742,675)

4.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 29, 2018			As of December 30, 2017
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$10,347	$—	$10,347	$20,371	$—	$20,371
Certificates of deposit	—	—	—	—	240	240
Commercial paper	—	—	—	—	26,912	26,912
Corporate bonds	—	23,512	23,512	—	118,558	118,558
U.S. agency notes	—	2,999	2,999	—	5,480	5,480
U.S. treasuries	23,987	—	23,987	35,408	—	35,408
Total assets	$34,334	$26,511	$60,845	$55,779	$151,190	$206,969
Liabilities
Foreign currency exchange forward contracts	$—	$(91)	$(91)	$—	$(204)	$(204)
During 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2. As of December 29, 2018 and December 30, 2017, none of the Company’s existing securities were classified as Level 3 securities.
The Company classifies its equity investments and certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values. The fair values are classified as Level 3 measurements due to the significance of unobservable inputs. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates.
Equity Investments
In 2016, the Company invested $7.0 million in a privately-held company. As of December 29, 2018 and December 30, 2017, the Company's equity investment balance was zero and $5.1 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2017, the Company recorded impairment charges of $1.9 million to adjust the carrying value of its investment to estimated fair value. During the fourth quarter of 2018, this privately-held company had ceased operations and was undergoing liquidation as of December 29, 2018. As a result, the Company determined that the fair value of its investment was zero and wrote off the remaining carrying value of $5.1 million in 2018.
In addition, in 2016, the Company recognized a gain of $9.0 million from the sale of an existing non-marketable equity investment.
The Company used the guideline public company method and the guideline transaction method of the market approach to determine the implied total equity value on a minority interest basis.
Facilities-related Charges
In connection with the 2017 Restructuring Plan, the Company calculated the fair value of the $7.3 million in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on the 2017 Restructuring Plan.
Cash and Cash Equivalents
Cash, cash equivalents and investments were as follows (in thousands):

	December 29, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$168,620	$—	$—	$168,620
Money market funds	10,347	—	—	10,347
U.S. treasuries	23,986	1	—	23,987
Total cash and cash equivalents	$202,953	$1	$—	$202,954
U.S. agency notes	3,000	—	(1)	2,999
Corporate bonds	23,603	—	(91)	23,512
Total short-term investments	$26,603	$—	$(92)	$26,511
Total cash, cash equivalents and investments	$229,556	$1	$(92)	$229,465

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 30, 2017
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$87,991	$—	$—	$87,991
Money market funds	20,371	—	—	20,371
U.S. treasuries	7,984	—	(1)	7,983
Total cash and cash equivalents	$116,346	$—	$(1)	$116,345
Certificates of deposit	240	—	—	240
Commercial paper	26,924	—	(12)	26,912
Corporate bonds	90,685	—	(155)	90,530
U.S. agency notes	2,500	—	(11)	2,489
U.S. treasuries	27,495	—	(70)	27,425
Total short-term investments	$147,844	$—	$(248)	$147,596
Corporate bonds	28,186	—	(158)	28,028
U.S. agency notes	3,002	—	(11)	2,991
Total long-term investments	$31,188	$—	$(169)	$31,019
Total cash, cash equivalents and investments	$295,378	$—	$(418)	$294,960
As of December 29, 2018, the Company’s available-for-sale investments have a contractual maturity term of up to 9 months. Gross realized gains and losses on short-term and long-term investments were insignificant for all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of December 29, 2018, the Company had $229.5 million of cash, cash equivalents and short-term investments, including $89.8 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2018, the Company posted $0.9 million of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying consolidated balance sheets.
The before-tax effect of foreign currency exchange forward contracts was a gain of $0.7 million for 2018, a loss of $3.5 million for 2017 and a loss of $0.9 million in 2016, included in other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of December 29, 2018, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying consolidated statements of operations. These contracts were with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 29, 2018			As of December 30, 2017
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$40,068	$—	$(52)	$24,794	$—	$(202)
Related to British pound denominated receivables	6,412	—	(38)	—	—	—
Related to euro denominated restricted cash	$240	$—	$(1)	$252	$—	$(2)
Total		$—	$(91)		$—	$(204)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860. The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations, and for the year ended December 29, 2018, the Company's recognized factoring related interest expense was approximately $0.1 million. The gross amount of trade accounts receivables sold for the year ended December 29, 2018 totaled approximately $12.6 million. Prior to the Acquisition, the Company had not entered into any factoring arrangements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Business Combination
On the Acquisition Date, the Company acquired 100% ownership of Coriant. The Acquisition positions the Company as one of the largest providers of vertically integrated transport networking solutions in the world, enhances the Company's ability to serve a global customer base and accelerates delivery of the innovative solutions its customers demand. This Acquisition also positions the Company to expand the breadth of customer applications it can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control. The Acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” and consisted of the following (in thousands, except shares):

Cash	$154,192
Equity consideration(1)	129,628
Total	$283,820

(1)
Based on the closing price of the Company's common stock of $6.18 on October 1, 2018, the $129.6 million equity consideration represents the fair value of 21 million shares of the Company's common stock issued to Coriant shareholders in accordance with the Purchase Agreement.

The Company financed the cash portion of the purchase price of the Acquisition with the net proceeds from its offering of the $402.5 million of 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”). See Note 12, “Debt and Financing Lease Obligations” to the Notes to Consolidated Financial Statements for more information.
In 2018, the Company expensed acquisition-related costs in the amount of $8.3 million in operating expenses.
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

Cash and cash equivalents	$15,549
Restricted cash	25,743
Accounts receivable	170,466
Inventory	96,067
Property, plant and equipment, net	217,991
Other assets	39,145
Intangible assets, net	200,700
Goodwill	48,235
Financing lease obligation	(194,700)
Deferred revenue	(43,502)
Other liabilities	(291,874)
Total net assets	$283,820
The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes and any other adjustments related to acquired assets or liabilities, but no later than 12 months from the Acquisition Date.
The following table presents details of the identifiable assets acquired at the Acquisition Date (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value	Estimated Useful Life (Years)
Customer relationships and backlog	$111,400	8
Developed technology	70,550	5
In-process technology	17,750	n/a
Trade name	1,000	1
Total	$200,700
Goodwill generated from this business combination is primarily attributable to the synergies from combining the operations of Coriant with that of the Company, which resulted in strengthening the Company's ability to serve a global customer base and accelerate delivery of product solutions. The goodwill recorded in the Acquisition is not expected to be deductible for income tax purposes.
The amounts of revenue and net loss of Coriant included in the Company's consolidated statement of operations from the Acquisition Date to December 29, 2018 was $139.6 million and $71.8 million, respectively.
The following table presents the unaudited pro forma financial information for the years ended December 29, 2018 and December 30, 2017 as though the companies were combined as of January 1, 2017 (in millions):

	Years Ended
	December 29, 2018	December 30, 2017
Revenue	$1,441	$1,488
Net loss	$(421)	$(370)
The pro forma financial information for the years ended December 29, 2018 and December 30, 2017 has been calculated after applying the Company's accounting policies and adjusting the results of Coriant to reflect the acquisition costs incurred and the additional amortization that would have been charged assuming the fair value adjustments to tangible and intangible assets had been applied on January 1, 2017, together with the consequential tax effects. The pro forma financial information is for informational purposes only and is not indicative of the results of the operations that would have been achieved if the Acquisition had taken place at the beginning of the Company's fiscal year 2017.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the year ended December 29, 2018 (in thousands):

Balance as of December 30, 2017	$195,615
Goodwill acquired	48,235
Foreign currency translation adjustments	(16,619)
Accumulated impairment loss	—
Balance as of December 29, 2018	$227,231

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The following table presents details of the Company’s intangible assets as of December 29, 2018 and December 30, 2017 (in thousands):

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(250)	$750	NMF*
Customer relationships and backlog	158,110	(42,478)	115,632	3.5
Developed technology	166,355	(67,368)	98,987	1.7
Total intangible assets with finite lives	$325,465	$(110,096)	$215,369	5.2
Acquired in-process technology	17,750	—	17,750
Total intangible assets	$343,215	$(110,096)	$233,119
*NMF = Not meaningful

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$51,050	$(15,007)	$36,043	5.6
Developed technology	104,708	(48,563)	56,145	2.7
Total intangible assets with finite lives	$155,758	$(63,570)	$92,188	3.9
In connection with the Acquisition, the Company acquired intangible assets for a total of $200.7 million, which is included in the gross carrying amount of intangible assets as of December 29, 2018. See Note 6, "Business Combination" to the Notes to Consolidated Financial Statements for more information.
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $52.8 million and $26.6 million for the years ended December 29, 2018 and December 30, 2017, respectively.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 29, 2018 (in thousands):

		Fiscal Years
	Total	2019	2020	2021	2022	2023 and Thereafter
Total future amortization expense	$215,369	$60,512	$44,979	$32,044	$29,497	$48,337

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is primarily comprised of certificates of deposit and money market funds, of which the majority is not insured by the Federal Deposit Insurance Corporation. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees. Additionally, the Company held $10.0 million in escrow related to the cash consideration associated with the Acquisition.

The following table provides details of selected balance sheet items (in thousands):

	December 29, 2018	December 30, 2017
Inventory:
Raw materials	$74,435	$27,568
Work in process	57,232	59,662
Finished goods	180,221	127,474
Total	$311,888	$214,704
Property, plant and equipment, net:
Computer hardware	$15,633	$13,881
Computer software(1)	40,923	32,521
Laboratory and manufacturing equipment	304,889	246,380
Land and building	187,184	12,347
Furniture and fixtures	2,587	2,474
Leasehold and building improvements	46,038	43,475
Construction in progress	32,997	34,816
Subtotal	$630,251	$385,894
Less accumulated depreciation and amortization(2)	(287,431)	(249,952)
Total	$342,820	$135,942
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$26,042	$6,379
Professional and other consulting fees	10,442	5,305
Taxes payable	23,249	3,707
Accrued rebate and customer prepay liability	14,301	3,406
Restructuring accrual	13,097	5,490
Acquisition-related funds in escrow	10,000	—
Short-term financing lease obligation	4,718	—
Other accrued expenses	30,042	15,495
Total	$131,891	$39,782

(1)
Included in computer software at December 29, 2018 and December 30, 2017 were $13.1 million and $11.4 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at December 29, 2018 and December 30, 2017 were $3.9 million and $4.7 million, respectively.

(2)
Depreciation expense was $47.7 million, $39.4 million and $35.5 million (which includes depreciation of capitalized ERP costs of $2.2 million, $1.7 million and $1.2 million, respectively) for 2018, 2017 and 2016, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Restructuring and Other Related Costs
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, the Company hopes to reduce expenses, streamline the organization, and eliminate fixed costs to align more closely with its needs going forward. The Company expects to be complete with activities related to the 2018 Restructuring Plan by the end of 2019.
In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the “2017 Restructuring Plan”) in order to reduce expenses and establish a more cost-effective structure that better aligns the Company's operations with its long-term strategies. As part of the 2017 Restructuring Plan, the Company is making several changes it believes will help its research and development efficiency, with consolidation of its development sites, including closure of its Beijing, China design center, process changes to more broadly leverage the Company's engineering resources across regions and product line development, and prioritization of research and development initiatives. Outside of engineering, the Company has also made changes to allow it to operate more efficiently as it scales the business, including reducing the Company's facilities footprint and writing off certain equipment that will not be utilized in the future. Finally, the Company realigned its inventory levels to match its new technology cadence and go to market strategies. As of December 30, 2017, the 2017 Restructuring Plan had been substantially completed, with some remaining payments in the first half of 2018.
In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the 2017 Restructuring Plan (in thousands):

	Year Ended
	December 29, 2018
	Cost of Revenue	Operating Expenses

Severance and related expenses	$2,630	$10,413
Facilities	—	(544)
Asset impairment	—	2,643
Total	$2,630	$12,512

	Year Ended
	December 30, 2017
	Cost of Revenue	Operating Expenses

Severance and related expenses	$1,510	$7,931
Facilities	—	7,300
Asset impairment	4,004	875
Inventory write-downs	13,627	—
Total	$19,141	$16,106

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	December 30, 2017	Assumed Liabilities from the Acquisition	Charges	Cash	Non-cash Settlements and Other	December 29, 2018

Severance and related expenses	$3,672	14,748	$13,043	$(11,172)	$(449)	$19,842
Facilities	6,947	—	(544)	(2,062)	(75)	4,266
Asset impairment	—	—	2,643	—	(2,400)	243
Total	$10,619	$14,748	$15,142	$(13,234)	$(2,924)	$24,351
As of December 29, 2018, the Company's restructuring liability was comprised of $19.8 million of severance and related expenses, of which $13.9 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by 2022. The remaining $5.9 million is primarily related to the 2018 Restructuring Plan and is expected to be substantially paid by the end of 2019. The Company's restructuring liability as of December 29, 2018 also comprised of $4.3 million related to facility closures, with leases through January 2022, and $0.2 million related term license agreements that were determined to have no future use. The Company expects the payments related to these term license agreements to be fully paid by the third quarter of 2019.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 26, 2015	$(506)	$2,389	$(760)	$—	$1,123
Other comprehensive income (loss) before reclassifications	297	(29,625)	(119)	—	(29,447)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive income (loss)	297	(29,625)	(119)	—	(29,447)
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$—	$(28,324)
Other comprehensive income (loss) before reclassifications	(209)	34,787	—	—	34,578
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive income (loss)	(209)	34,787	—	—	34,578
Balance at December 30, 2017	$(418)	$7,551	$(879)	$—	$6,254
Other comprehensive income (loss) before reclassifications	327	(26,483)	(85)	(5,547)	(31,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	234	234
Net current-period other comprehensive income (loss)	327	(26,483)	(85)	(5,313)	(31,554)
Balance at December 29, 2018	$(91)	$(18,932)	$(964)	$(5,313)	$(25,300)

11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of the 2024 Notes from the conversion spread (as further discussed in Note 12, “Debt and Financing Lease Obligations” to the Notes to Consolidated Financial Statements), and $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) from the conversion spread (as further discussed in Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017). The Company would include the dilutive effects of the 2024 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes being converted, therefore, only the conversion spread relating to the 2024 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net loss	$(214,295)	$(194,506)	$(23,927)
Weighted average common shares outstanding - basic and diluted	157,748	147,878	142,989
Net loss per common share - basic and diluted	$(1.36)	$(1.32)	$(0.17)
The Company incurred net losses during 2018, 2017 and 2016, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2018 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 29, 2018	December 30, 2017	December 31, 2016
Stock options outstanding	1,134	1,461	2,042
Restricted stock units	7,792	6,856	5,302
Performance stock units	1,284	1,420	896
Employee stock purchase plan shares	940	810	1,010
Total	11,150	10,547	9,250
12.    Debt and Financing Lease Obligations
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
Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2019. The net proceeds to the Company were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition (as discussed in Note 6, “Business Combination” to the Notes to Consolidated Financial Statements), including fees and expenses relating thereto, and intends to use the remaining net proceeds for general corporate purposes.
The Capped Calls have an initial strike price of $9.87 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The Capped Calls have initial cap prices of $15.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 40.8 million shares of common stock. The capped call transactions are expected generally to reduce or offset potential dilution to the Company's common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls expire on various dates

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between July 5, 2024 and August 29, 2024. The Capped Calls were recorded as a reduction of the Company’s stockholders' equity in the accompanying consolidated balance sheets.
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

The net carrying amounts of the debt obligation were as follows (in thousands):

December 29, 2018
Principal	$402,500
Unamortized discount (1)	(127,264)
Unamortized issuance cost (1)	(8,307)
Net carrying amount	$266,929

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 69 months.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2018, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2024 Notes.
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
The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

Year Ended
December 29, 2018
Contractual interest expense	$2,613
Amortization of debt issuance costs	5,716
Amortization of debt discount	373
Total interest expense	$8,702
For the year ended December 29, 2018, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.07%, to interest expense over the term of the 2024 Notes.
As of December 29, 2018, the fair value of the 2024 Notes was $289.0 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 28, 2018. The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $3.92 on December 28, 2018, the if-converted value of the Notes did not exceed their principal amount.
1.75% Convertible Senior Notes due June 1, 2018
In May 2013, the Company issued the 2018 Notes, which matured on June 1, 2018. Upon maturity of the 2018 Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The net carrying amount of the debt obligation as of December 30, 2017 was as follows (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal	$150,000
Unamortized discount	(4,670)
Unamortized issuance cost	(402)
Net carrying amount	$144,928

As of December 30, 2017, the carrying amount of the equity component of the 2018 Notes was $43.3 million.
The following table sets forth total interest expense recognized related to the 2018 Notes (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017
Contractual interest expense	$1,094	$2,625
Amortization of debt issuance costs	402	898
Amortization of debt discount	4,671	10,444
Total interest expense	$6,167	$13,967
The coupon rate was 1.75%. For the year ended December 29, 2018 and the year ended December 30, 2017, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the 2018 Notes.
Financing Lease Obligations
The Company evaluated two sale-leaseback transactions that were executed by Coriant in the past and assumed by Infinera in the Acquisition. It was determined that these transactions did not qualify for sale-leaseback accounting under ASC 840-40, “Leases - Sale-Leaseback Transactions.”
The Company leases a facility (land and all attached real property) in Naperville, Illinois that was sold to a third party and subsequently leased back. This was determined to be a failed sale-leaseback due to a $31.5 million imposition reimbursement payment to be made over 10 years, which was linked to the total building income generated each year. As a result of purchase accounting, the financing lease obligation was recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligation will continue to be amortized over the remaining period of the lease term. The assets will continue to be depreciated over their remaining useful lives.
Additionally, the Company leases a facility (land and all attached real property) in Finland, which was sold to a third party and subsequently leased back. The lease was determined to be a failed sale-leaseback due to the deposit being considered a form of collateral. The amount of the deposit was equal to one year of rental payments, whereas typical deposits are approximately two to three months of rental payments. As a result of purchase accounting, the financing lease obligation was recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligation will continue to be amortized over the remaining period of the lease term. The assets will continue to be depreciated over their remaining useful lives.
The amount recognized for interest and depreciation expense going forward will substantially exceed the Company's periodic rental payments. The average discount rate for the year ended December 29, 2018 was 7.0%. During the year ended December 29, 2018, depreciation expense and interest expense related to these failed sale-leaseback transactions were $1.0 million and $6.5 million, respectively. The Company's rental payments during the year ended December 29, 2018 were $2.3 million.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 10 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.4 million and $3.5 million as of December 29, 2018 and December 30, 2017, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
The Company recognizes rent expense on a straight-line basis over the lease period factoring in leasehold improvement incentives, rent holidays and escalation clauses. Rent expense for all leases was $12.1 million, $12.0 million and $11.0 million for 2018, 2017 and 2016, respectively. The Company recorded sublease rental income of $0.9 million in 2018. The Company did not have any sublease rental income for 2017 and 2016.
Future annual minimum operating lease payments at December 29, 2018 were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease payments	$18,352	$14,047	$7,888	$5,926	$4,905	$18,303	$69,421

In the fourth quarter of 2017, the Company implemented the 2017 Restructuring Plan, which included vacating certain leased facilities. See Note 9, "Restructuring and Other Related Costs" to the Notes to Consolidated Financial Statements for more information.
Financing Lease Obligations
The Company leases two facilities that were assumed with the Acquisition. As a result of purchase accounting, these financing lease obligations were recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligations will continue to be amortized over the remaining period of the lease terms, which range from seven to 10 years. See Note 12, "Debt and Financing Lease Obligations" to the Notes to Consolidated Financial Statements for more information.
Future annual minimum financing lease payments at December 29, 2018 were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Financing lease obligations	$9,346	$9,454	$6,666	$5,728	$4,465	$15,750	$51,409
Purchase Commitments
The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 29, 2018, December 30, 2017 and December 31, 2016, these non-cancelable purchase commitments were $203.5 million, $96.1 million and $111.9 million, respectively. The significant increase of purchase commitments in 2018 was due to the Acquisition.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future purchase commitments at December 29, 2018 were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Purchase obligations	$200,939	$751	$599	$500	$757	$—	$203,546
The contractual obligation tables above exclude tax liabilities of $3.4 million related to uncertain tax positions because the Company cannot reliably estimate the timing and amount of future payments, if any.
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “‘511 patent”) and 8,913,898 (the “’898 patent”) (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. The Company filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S Patent and Trademark Office ("USPTO"). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, the Company filed an amended answer to include a license defense. On November 29, 2018, the Company filed a motion for summary judgment based on the license defense. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit, and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, the Company filed a petition for IPR of the Core Optical patent in suit in the USPTO. Core Optical contacted the Company on July 19, 2018 to propose that the case be stayed pending the IPR. The Company agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to the Company's IPR petition. On January 14, 2019, the USPTO denied the Company's IPR petition, and on February 13, 2019, the Company filed a request for rehearing in the USPTO requesting reconsideration of the dismissal of the Company's IPR petition. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On June 8, 2017, a Civil Investigative Demand was issued to Coriant pursuant to a False Claims Act investigation by the U.S. government as to whether there has been any violation of 31 U.S.C. §3729. Coriant provided documents and other responses to the U.S. government, and the Company will continue to cooperate in the ongoing investigation.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 29, 2018 and December 30, 2017, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 29, 2018	December 30, 2017
Beginning balance	$30,909	$40,342
Charges to operations	28,685	18,283
Utilization	(18,028)	(14,985)
Change in estimate(1)	(545)	(12,731)
Balance at the end of the period	$41,021	$30,909

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

Letters of Credit and Bank Guarantees
The Company had $30.0 million of standby letters of credit and bank guarantees outstanding as of December 29, 2018. These consisted of $23.4 million related to customer performance guarantees, $1.4 million of value-added tax and customs' licenses, $2.9 million related to property leases, $1.8 million related to Coriant pre-acquisition restructuring plans and $0.5 million related to credit cards.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $13.4 million was backed by cash collateral from a third-party institution, and the Company accrues 5% annual servicing fee on the outstanding cash collateral. The Company had $4.2 million of standby letters of credit and bank guarantees outstanding as of December 30, 2017. These consisted of $0.7 million related to property leases, $2.2 million related to customer performance guarantees, and $1.3 million related to a value added tax and customs authorities' licenses.
As of December 29, 2018 and December 30, 2017, the Company has a line of credit for approximately $1.6 million to support the issuance of letters of credit, of which zero had been issued and outstanding, for both periods. The Company has pledged approximately $4.9 million and $5.2 million of assets of a subsidiary to secure this line of credit and other obligations as of December 29, 2018 and December 30, 2017, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Stockholders’ Equity
2007 Equity Incentive Plan, 2016 Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan, however the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of December 29, 2018, options to purchase 1.1 million shares of the Company's common stock were outstanding and 1 million RSUs were outstanding under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares. As of December 29, 2018, the Company reserved a total of 15.4 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors.
The ESPP was adopted by the board of directors in February 2007 and approved by the stockholders in May 2007. The ESPP was last amended by the stockholders in May 2018 to increase the shares authorized under the ESPP to a total of approximately 21.1 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 29, 2018
Outstanding stock options and awards	8,990
Reserved for future option and award grants	8,728
Reserved for future ESPP	4,835
Total common stock reserved for stock options and awards	22,553

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	2,511	$7.26	$28,288
Options granted	—	$—
Options exercised	(825)	$4.97	$4,433
Options canceled	(31)	$12.46
Outstanding at December 31, 2016	1,655	$8.30	$965
Options granted	—	$—
Options exercised	(196)	$7.78	$373
Options canceled	(62)	$14.11
Outstanding at December 30, 2017	1,397	$8.11	$1
Options granted	—	$—
Options exercised	(229)	$7.43	$496
Options canceled	(53)	$11.57
Outstanding at December 29, 2018	1,115	$8.09	$—
Exercisable at December 29, 2018	1,115	$8.09	$—

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	4,932	$12.76	$91,285
RSUs granted	2,992	$13.94
RSUs released	(2,303)	$11.06	$26,407
RSUs canceled	(328)	$13.90
Outstanding at December 31, 2016	5,293	$14.10	$44,939
RSUs granted	4,281	$9.66
RSUs released	(2,198)	$13.56	$20,791
RSUs canceled	(585)	$13.24
Outstanding at December 30, 2017	6,791	$11.55	$42,988
RSUs granted	3,756	$10.52
RSUs released	(2,642)	$12.12	$26,457
RSUs canceled	(1,159)	$11.12
Outstanding at December 29, 2018	6,746	$10.83	$26,446

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2015	731	$12.35	$13,540
PSUs granted	647	$15.28
PSU performance earned(1)	234	$12.28
PSUs released	(614)	$11.34	$8,077
PSUs canceled	(94)	$15.18
Outstanding at December 31, 2016	904	$14.13	$7,672
PSUs granted	916	$10.88
PSUs released	(26)	$11.83	$225
PSUs canceled	(427)	$12.20
Outstanding at December 30, 2017	1,367	$16.28	$8,651
PSUs granted	521	$9.79
PSUs released	(55)	$15.93	$411
PSUs canceled	(704)	$16.01
Outstanding at December 29, 2018	1,129	$16.10	$4,425
Expected to vest as of December 29, 2018	17		$65

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant.
The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $3.92 at December 28, 2018 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $3.92 at December 28, 2018. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 29, 2018. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$54,006	2.48
PSUs	$6,649	1.41

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 29, 2018.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$6.71 - $ 7.25	183	0.72	$7.01	183	$7.01
$7.45 - $ 7.53	185	0.94	$7.47	185	$7.47
$7.68 - $ 8.19	192	1.48	$8.08	192	$8.08
$ 8.58	485	2.12	$8.58	485	$8.58
$9.02 - $9.28	70	1.60	$9.19	70	$9.19
	1,115	1.55	$8.09	1,115	$8.09
Employee Stock Options
The Company did not grant any stock options during 2018, 2017 or 2016. Stock option exercises are settled with newly issued shares of common stock approved by stockholders for inclusion under the 2007 Plan.
Amortization of stock-based compensation expense related to stock options in 2018, 2017 and 2016 was insignificant.

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Volatility	48% - 62%	47% - 51%	56% - 67%
Risk-free interest rate	1.90% - 2.31%	0.81% - 1.16%	0.51% - 0.52%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.47 - $3.13	$2.44 - $3.46	$3.16 - $4.53
The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Stock-based compensation expense	$5,478	$6,049	$6,094
Employee contributions	$15,992	$16,410	$13,609
Shares purchased	2,189	2,140	1,369
Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2018, 2017 and 2016 was approximately $29.2 million, $30.5 million and $29.6 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The ranges of estimated values of the PSUs granted that are compared to the SPGIIPTR, as well as the assumptions used in calculating these values were based on estimates as follows:

	2018	2017	2016
Index volatility	33%	33% - 34%	18%
Infinera volatility	58% - 59%	55% - 56%	55%
Risk-free interest rate	2.37% - 2.40%	1.41% - 1.63%	0.95% - 1.07%
Correlation with index	0.04 - 0.48	0.10 - 0.49	0.58 - 0.59
Estimated fair value	$14.99 - $19.46	$15.23 - $17.35	$10.31 - $16.62
In addition, the Company has granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the year ended December 29, 2018 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2015	2016	2017	2018
Outstanding at December 30, 2017	1,367	77	420	869	—
PSUs granted	521	—	—	—	521
PSUs released	(55)	—	—	—	(55)
PSUs canceled	(704)	(77)	(210)	(388)	(29)
Outstanding at December 29, 2018	1,129	—	210	481	437

(1)	Represents the additional PSUs awarded resulting from the achievement of performance goals above the performance targets established at grant since the original grants were at 100% of target amounts.
Amortization of stock-based compensation expense related to PSUs in 2018, 2017 and 2016 was approximately $8.2 million, $9.5 million and $6.6 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Stock-based compensation effects in inventory	$4,750	$5,255	$4,911

Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,635	$3,065	$2,966
Research and development	16,270	15,845	13,732
Sales and marketing	10,869	11,288	11,043
General and administrative	9,649	10,776	9,295
	$38,423	$40,974	$37,036
Cost of revenue—amortization from balance sheet (1)	4,986	4,746	3,497
Total stock-based compensation expense	$43,409	$45,720	$40,533

(1)	Represents stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

16.    Income Taxes
The following is a geographic breakdown of the benefit from income taxes (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Federal	$—	$—	$32
State	186	69	861
Foreign	6,832	4,679	2,288
Total current	$7,018	$4,748	$3,181
Deferred:
Federal	$(546)	$—	$—
State	—	—	—
Foreign	(7,127)	(6,178)	(7,932)
Total deferred	$(7,673)	$(6,178)	$(7,932)
Total benefit from income taxes	$(655)	$(1,430)	$(4,751)
Loss before provision for income taxes from international operations was $135.5 million, $22.6 million and $23.1 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provisions for (benefit from) income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Expected tax (benefit) at federal statutory rate	(21.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.1%	—%	2.2%
Research credits	(1.8)%	(1.8)%	(8.9)%
Stock-based compensation	0.8%	6.0%	22.3%
Change in valuation allowance	18.1%	26.8%	(5.9)%
Foreign rate differential	2.9%	3.3%	9.4%
Other	0.6%	—%	(0.4)%
Effective tax rate	(0.3)%	(0.7)%	(16.3)%
The Company recognized an income tax benefit of $0.7 million on a loss before income taxes of $215.0 million, an income tax benefit of $1.4 million on a loss before income taxes of $195.9 million and an income tax benefit of $4.8 million on a loss before income taxes of $29.2 million in fiscal years 2018, 2017 and 2016, respectively. The resulting effective tax rates were (0.3)%, (0.7)% and (16.3)% for 2018, 2017 and 2016, respectively. The 2018 and 2017 effective tax rates differ from the expected statutory rate of 21% based on the Company's ability to benefit U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The lower 2018 income tax benefit compared to 2017 primarily relates to lower corporate income tax rate due to the Tax Act and lower stock-based compensation as a result of the Acquisition of Coriant. The lower 2017 income tax benefit compared to 2016 primarily relates to lower acquisition related amortization expenses and lower state income taxes offset by an increase in tax reserves, and an increase in taxable foreign profits in certain jurisdictions. Because of the Company's U.S. operating loss in 2018, significant loss carryforward position, and corresponding valuation allowance in all years, the Company has not been subject to federal or state tax on the Company's U.S. income because of the availability of loss carryforwards. If these losses and other tax attributes become fully utilized, the Company's taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities.
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
The Tax Act created the global intangible low-taxed income (“GILTI”) provision, beginning in 2018. The GILTI provision requires that certain income earned by foreign subsidiaries must be included currently in the gross income of the foreign subsidiaries U.S. shareholder. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has elected to account for the tax using the period cost method. The Company had no GILTI impacts for 2018 given the foreign subsidiaries' losses.
On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company determined an adjustment to deferred tax assets, along with a corresponding adjustment to valuation allowance, was needed. The adjustment resulted in no tax expense impact in connection with the re-measurement of certain deferred tax assets and liabilities from 35% to 21%. Additionally, the Company provisionally recorded no tax expense in connection with the transition tax on the mandatory deemed repatriation

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of foreign earnings, based upon an aggregate tax loss of its foreign subsidiaries for the year ended December 30, 2017. The Company finalized its accounting for the re-measurement of deferred tax balances and transition tax with no adjustment to income tax expense for the year ended December 29, 2018.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows, reduced by the effects of the change in the U.S. corporate tax rate from 35% to 21%, as applicable (in thousands):

	Years Ended
	December 29, 2018	December 30, 2017
Deferred tax assets:
Net operating losses	$257,928	$66,122
Research and foreign tax credits	221,943	74,434
Nondeductible accruals	50,312	28,801
Inventory valuation	39,430	29,197
Property, plant and equipment	2,591	1,919
Intangible assets	—	3
Stock-based compensation	4,825	6,325
Total deferred tax assets	$577,029	$206,801
Valuation allowance	(493,157)	(205,241)
Net deferred tax assets	$83,872	$1,560
Deferred tax liabilities:
Accrual and reverse - lease	(16,802)	—
Depreciation	(199)	(67)
Accruals, reserves and prepaid expenses	(784)	(1,154)
Acquired intangible assets	(49,406)	(20,348)
Convertible senior notes	(29,419)	(1,191)
Total deferred tax liabilities	$(96,610)	$(22,760)
Net deferred tax liabilities	$(12,738)	$(21,200)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 29, 2018 and December 30, 2017. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
As of December 29, 2018, the Company has net operating loss carryforwards of approximately $592.7 million for federal tax purposes, $356.0 million for Luxembourg tax purposes, $57.4 million for Finland tax purposes, $495.0 million for other state tax purposes, with material state net operating loss carryforwards being $111.6 million for California tax purposes and $55.6 million for Illinois. The carryforward balance reflects

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected generation of both federal and state net operating losses for the year ended December 29, 2018. Federal net operating loss carryforwards generated before 2018 will begin to expire in 2027 while certain unutilized California losses have expired in 2017. Additionally, the Company has federal research and development, foreign tax credits, and federal low income housing credit, and California research and development credits available to reduce future income taxes payable of approximately $179.6 million and $60.3 million, respectively, as of December 29, 2018. Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $2.3 million to offset future Canadian income tax payable as of December 29, 2018. Coriant Portugal has research and investment tax credits so-called, SIFIDE, of $5.3 million to offset future Portugal's income tax payable as of December 29, 2018. Federal credits will begin to expire in the year 2022 if not utilized and California research credits have no expiration date. Canadian SRED credits will begin to expire in the year 2032 if not fully utilized. Portugal SIFIDE credits will begin to expire in the year 2021.
Under the Tax Reform Act of 1986, the amount of benefit from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent as defined over a three-year testing period. As of December 29, 2018, the Company had determined that while ownership changes had occurred in the past, the resulting limitations were not significant enough to impact the utilization of the tax attributes against its taxable profits earned to date.
Prior to the enactment of the Tax Act, the Company’s policy with respect to undistributed foreign subsidiaries’ earnings was to consider those earnings to be indefinitely reinvested. Under the Tax Act, undistributed earnings of foreign subsidiaries are deemed to be repatriated for U.S. corporate tax purposes and a one-time toll tax at a reduced U.S. corporate tax rate was applicable in 2017. However, because of the aggregated net tax loss of the Company's foreign subsidiaries, no tax was accruable in 2017. If and when funds are actually distributed in the form of dividends or otherwise, foreign withholding taxes may be applicable in some jurisdictions. The Company's policy with respect to certain undistributed foreign subsidiaries’ earnings is to continue to consider those earnings to be indefinitely reinvested and therefore the Company has not accrued such withholding taxes.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 29, 2018	December 30, 2017	December 31, 2016
Beginning balance	$19,786	$22,282	$19,130
Tax position related to current year
Additions	2,296	2,234	2,548
Tax positions related to prior years
Additions	2,981	—	1,292
Reductions	(40)	(4,728)	—
Lapses of statute of limitations	(406)	(2)	(688)
Ending balance	$24,617	$19,786	$22,282
As of December 29, 2018, the cumulative unrecognized tax benefit was $24.6 million, of which $21.3 million was netted against deferred tax assets that would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 29, 2018, approximately $3.3 million, if recognized, would impact the Company’s effective tax rate.
As of December 29, 2018, December 30, 2017 and December 31, 2016, the Company had $1.2 million, $0.7 million and $0.5 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.2 million was included in the Company’s provision for income taxes in each of the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The Company’s policy is

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2002 and forward.

The Company has received assessments of tax resulting from transfer pricing examinations in India for most years in the range of fiscal years ending March 2005 through March 2015. While some of the assessment years have been settled with no change from the original tax return position, the Company intends to appeal all remaining assessment years, and does not expect a significant adjustment to unrecognized tax benefits as a result of these inquiries. The Company believes that the resolution of these disputed issues will not have a material impact on its financial statements.

Included in the balance of income tax liabilities, accrued interest and penalties at December 28, 2018 is $0.2 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth long-lived assets by geographic region (in thousands):
Property, plant and equipment, net

	December 29, 2018	December 30, 2017
United States	$288,614	$128,582
Other Americas	2,370	661
Europe, Middle East and Africa	38,273	3,527
Asia Pacific and Japan	13,563	3,172
Total property, plant and equipment, net	$342,820	$135,942
18.    Employee Benefit and Pension Plans
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $2.3 million, $2.2 million and $2.1 million for 2018, 2017 and 2016, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2018, 2017 and 2016.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Company's acquisition of Transmode during the third quarter of 2015, the Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.8 million for 2018, $3.3 million for 2017 and $2.6 million for 2016.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. For the year ended December 29, 2018, the Company had $2.5 million related to post-retirement costs.
Pension Plans
Pension and Post-Retirement Benefit Plans
As a result of the Acquisition during the fourth quarter of 2018, the Company acquired a number of post-employment plans in Germany, as well as a number of smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. The defined benefit plans expose the Company to actuarial risks such as, investment risk, interest rate risk, life expectancy risk and salary risk. The characteristics of the defined benefit plans and the risks associated with them vary depending on legal, fiscal, and economic requirements.
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

December 29, 2018
Benefit obligation as of Acquisition Date	$106,474
Service cost	466
Interest cost	512
Benefits paid	(194)
Actuarial loss	236
Foreign currency exchange rate changes	(2,870)
Benefit obligation at December 29, 2018(1)	$104,624
Fair value of plan assets as of Acquisition Date	$69,614
Actual return on plan assets	653
Actuarial loss	(5,319)
Foreign currency exchange rate changes	(1,884)
Fair value of plan assets at December 29, 2018	$63,064
Net liability recognized	$41,560

(1)	The Company's accumulated benefit obligation was $100.2 million at December 29, 2018.
The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

December 29, 2018
Other non-current assets	$63,064
Current liabilities	(901)
Other long-term liabilities	(103,723)
Net liability recognized	$(41,560)
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans for the Acquisition Date through December 29, 2018 consisted of the following (in thousands):

Service cost	$466
Interest cost	512
Expected return on plan assets	(653)
Amortization of actuarial loss	234
Total net periodic benefit cost	$559
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the pension benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the pension plan participants. All components of net periodic benefit cost are recorded in operating expense of the Company's consolidated statements of operations.
The following table sets forth the changes in accumulated other comprehensive income for the Company's benefit plans (pre-tax) (in thousands):

December 29, 2018
Beginning balance as of Acquisition Date	$—
Net actuarial loss arising in current year	(5,562)
Amortization of net actuarial loss(1)	234
Foreign currency translation gain	15
Ending balance	$(5,313)

(1)
The actuarial loss in for the year ended December 29, 2018 was caused primarily by the change in the discount rate. Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during fiscal year 2019 is $1.7 million (pre-tax).

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

December 29, 2018
Discount rate	2.07%
Salary growth rate	2.25%
Pension growth rate	2.00%
Assumptions regarding future mortality are set based on actuarial advice in accordance with published German statistics and experience. These assumptions translate into an average remaining life expectancy in years for a pensioner retiring at age 65:

2019 Life Expectancy
Retiring at the end of the reporting period	20.5
Male	20.0
Female	23.6
Investment Policy
The financial position of the Company’s funded status is the difference between the fair value of plan assets and projected benefit obligations. Volatility in funded status occurs when asset values change differently from liability values and can result in fluctuations in costs in financial reporting. The Company’s investment policies and strategies are designed to increase the rate of assets to plan liabilities at an appropriate level of funded status volatility. Asset allocation decisions are recommended by the trustees for the specific plan and agreed to by the Company's management. Investment objectives are designed to generate returns that will enable the plan to meet its future obligations. The Company's management reviews the investment strategy and performance semi-annually and discuss alternatives to manage volatility.
Basis for Expected Long-Term Rate of Return on Plan Assets
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plan invests and the weight of each asset class in the target mix. Expected asset returns reflect the current yield on government bonds, risk premiums for each asset class and expected real returns which considers each country’s specific inflation outlook. The expected return is set using a low to medium risk profile and to meet the market expectations over a longer period of time to meet the obligations in the future.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category as of December 29, 2018 (in thousands).

	As of December 29, 2018
	Fair Value Measured Using
	Level 1	Level 2	Total
Cash	$686	$—	$686
Equity fund	—	32,513	32,513
Insurance contracts	—	24,852	24,852
Mixed fund	—	4,114	4,114
Pension fund	—	899	899
Total plan assets at fair value	$686	$62,378	$63,064
Valuation Techniques
The following describes the valuation techniques used to measure the fair value of the assets shown in the table above. Equity funds are invested in traded securities and are recorded at market value as of the balance sheet date. Insurance contracts are recorded at cash surrender value of the policies. Mixed fund and pension fund are valued at the amounts as provided by the insurance companies who manage the funds and represent fair market value at the date of the balance sheet.
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred from the Acquisition Date through December 29, 2018.
Future Contributions
In fiscal year 2019, the Company does not expect to make any contributions to its pension and post-retirement benefit plans.
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 29, 2018 are as follows (in thousands):

2019	$2,660
2020	$2,579
2021	$3,911
2022	$4,284
2023	$3,667
2024 to 2027	$20,954

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2018 and 2017. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
	2018				2017
	Dec. 29	Sep. 29	Jun. 30	Mar. 31	Dec. 30	Sep. 30	Jul. 1	Apr. 1

	(In thousands, except per share data)
Revenue:
Product	$249,608	$167,030	$175,288	$171,629	$160,543	$159,579	$143,360	$147,053
Services	82,450	33,383	32,939	31,052	35,273	33,001	33,461	28,469
Total revenue	332,058	200,413	208,227	202,681	195,816	192,580	176,821	175,522
Cost of revenue:
Cost of product(1)	197,251	112,276	105,914	102,324	110,512	106,413	95,267	94,452
Cost of services	39,409	13,075	13,039	12,831	13,708	12,951	11,687	12,134
Amortization of intangible assets(1)	8,315	4,876	4,943	5,341	5,169	5,390	5,035	4,880
Restructuring and related	2,580	7	26	17	19,141	—	—	—
Total cost of revenue	247,555	130,234	123,922	120,513	148,530	124,754	111,989	111,466
Gross profit	84,503	70,179	84,305	82,168	47,286	67,826	64,832	64,056
Operating expenses	198,728	95,337	105,924	106,846	117,793	102,074	105,337	101,883
Loss from operations	(114,225)	(25,158)	(21,619)	(24,678)	(70,507)	(34,248)	(40,505)	(37,827)
Other income (expense), net	(19,231)	(7,317)	(443)	(2,280)	(4,449)	(2,772)	(2,846)	(2,782)
Loss before income taxes	(133,456)	(32,475)	(22,062)	(26,958)	(74,956)	(37,020)	(43,351)	(40,609)
Provision for (benefit from) income taxes	12	135	(124)	(678)	(971)	211	(512)	(158)
Net loss	$(133,468)	$(32,610)	$(21,938)	$(26,280)	$(73,985)	$(37,231)	$(42,839)	$(40,451)
Net loss per common share
Basic	$(0.76)	$(0.21)	$(0.14)	$(0.17)	$(0.50)	$(0.25)	$(0.29)	$(0.28)
Diluted	$(0.76)	$(0.21)	$(0.14)	$(0.17)	$(0.50)	$(0.25)	$(0.29)	$(0.28)

(1)
Prior periods have been adjusted to conform with the current period's presentation. See Note 1, “Organization and Basis of Presentation” to the Notes to Consolidated Financial Statements for additional information.

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2018 and 2017 were 52-week years that ended on December 29, 2018 and December 30, 2017, respectively. Fiscal year 2016 was a 53-week year that ended on December 31, 2016. The quarters for fiscal years 2018 and 2017 were 13-week quarters, and the quarters for fiscal year 2016 were 13-week quarters, except the last quarter was a 14-week quarter.
Effective December 31, 2017, the Company adopted Topic 606, using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605.
As a result of the 2017 Restructuring Plan implemented during the fourth quarter of 2017, the Company incurred charges of $19.1 million within cost of revenue, including inventory write-downs of $13.6 million, manufacturing equipment impairments of $4.0 million, and severance related charges of $1.5 million. Within

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating expenses, the Company recorded charges of $16.1 million, including $7.9 million of severance related costs, $7.3 million of facilities impairment costs and test equipment impairments of $0.9 million.
During the fourth quarter of 2017, the carrying amount of the Company's non-marketable equity securities exceeded its fair value and the decline in value was determined to be other-than-temporary. As a result, the Company recorded an impairment charge of $1.9 million during this period.
During the third and fourth quarters of 2018, the Company determined that its non-marketable equity securities were impaired, resulting in impairment charges of $4.3 million and $0.8 million, respectively, to adjust the carrying value to estimated fair value.
During the fourth quarter of 2018, the Company completed the Acquisition, which was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of Coriant with its financial results for the period from the Acquisition Date through December 31, 2018. For more information, see Note 6, “Business Combination” to the Notes to Consolidated Financial Statements.
As a result of the 2018 Restructuring Plan implemented during the fourth quarter of 2018, the Company incurred charges of $1.6 million within cost of revenue associated with severance-related costs. Within operating expenses, the Company recorded restructuring charges of $10.8 million, including $8.6 million of severance-related costs, $1.9 million of asset impairment costs and $0.3 million of facilities-related costs. For more information on the Company's restructuring plans, see Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements.
Additionally, during the fourth quarter of 2018, the Company incurred charges of $1.0 million within cost of revenue associated with severance-related costs related to Coriant's previous restructuring and reorganization plans, which the Company assumed with the Acquisition.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 29, 2018, our disclosure controls and procedures are effective.

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
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2018, we made changes to internal control over financial reporting related to the valuation of used service and support inventory as well as the reserve methodology for excess service and support inventory. These changes included updates to our service inventory reserve methodology and the addition of a new internal control related to the valuation of used service inventory.
Management’s Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
As discussed in Note 6, "Business Combination" to the Notes to Consolidated Financial Statements, we completed the business combination of Coriant on October 1, 2018. We have excluded Coriant from our assessment of the effectiveness of our internal control over financial reporting as of December 29, 2018. In accordance with guidance issued by the SEC, companies are permitted to exclude business combinations from their final assessment of internal control over financial reporting during the year of acquisition while integrating the acquired operations. The acquired business represented approximately 15% of consolidated net revenue for the year ended December 29, 2018, approximately 44% of consolidated total assets and 36% of consolidated net assets (excluding goodwill and acquired intangibles) as of December 29, 2018.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our fiscal year 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of the end of fiscal year 2018 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive offers, refer to the section entitled “Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$205,241	$200,476	$169,240
Additions	355,166	31,759	31,913
Reductions	(67,250)	(26,994)	(677)
Ending balance	$493,157	$205,241	$200,476
Allowance for doubtful accounts
Beginning balance	$892	$772	$630
Additions	929	138	772
Additions due to the Acquisition	3,263	—	—
Reductions	—	(18)	(630)
Ending balance	$5,084	$892	$772
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
2.1
Unit Purchase Agreement by and among Infinera Corporation, Coriant Investor LLC and Oaktree Optical Holdings, L.P., dated July 23, 2018, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K/A (No. 001-33486), filed with the SEC on July 27, 2018.

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
4.2
Base Indenture, dated as of September 11, 2018, by and between Infinera Corporation and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

4.3
First Supplemental Indenture, dated as of September 11, 2018, by and between Infinera Corporation and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

4.4	Form of 2.125% Convertible Senior Notes due 2024 (included in Exhibit 4.3 hereto).
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
10.3*
Infinera Corporation Amended and Restated 2007 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant's Form S-8 (No. 333-225887), filed with the SEC on June 26, 2018.

10.4*
Form of Amended and Restated 2007 Employee Stock Purchase Plan Global Subscription Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant's Form S-8 (No. 333-225887), filed with the SEC on June 26, 2018.

10.5*	Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
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

10.10*
Form of Chief Executive Officer Amended and Restated Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 22, 2018.

10.11*
Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 22, 2018.

10.12*	Executive Clawback Policy, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.
10.13*	Executive Severance Policy, incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.

Exhibit No.	Description
10.14*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 31, 2018.

10.15*
Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form S-8 (No. 333-225887), filed with the SEC on June 26, 2018.

10.16*
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

10.18
Underwriting Agreement, dated as of September 6, 2018, by and between Infinera Corporation and Morgan Stanley & Co. LLC, as manager of the underwriter named therein, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

10.19	Form of Capped Call Confirmation, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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
Dated: March 14, 2019

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

Name and Signature	Title	Date

/s/ THOMAS J. FALLON	Chief Executive Officer, Principal Executive Officer and Director	March 14, 2019
Thomas J. Fallon

/s/ BRAD D. FELLER	Chief Financial Officer, Principal Financial and Accounting Officer	March 14, 2019
Brad D. Feller

/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Innovation Officer and Director	March 14, 2019
David F. Welch, Ph.D.

/s/ KAMBIZ Y. HOOSHMAND	Chairman of the Board	March 14, 2019
Kambiz Y. Hooshmand

/s/ JOHN P. DAANE	Director	March 14, 2019
John P. Daane

/s/ GREG P. DOUGHERTY	Director	March 14, 2019
Greg P. Dougherty

/s/ MARCEL GANI	Director	March 14, 2019
Marcel Gani

/s/ PAUL J. MILBURY	Director	March 14, 2019
Paul J. Milbury

/s/ RAJAL M. PATEL	Director	March 14, 2019
Rajal M. Patel

/s/ MARK A. WEGLEITNER	Director	March 14, 2019
Mark A. Wegleitner