Form 10-Q
period 2019-03-30
INFINERA Corp
filed 2019-05-09
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Common shares, par value $0.001 per share	INFN	The Nasdaq Global Select Market
(Title of each class)	(Trading symbol)	(Name of exchange on which registered)
As of May 4, 2019, 177,780,904 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED March 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$167,259	$202,954
Short-term investments	16,022	26,511
Short-term restricted cash	4,671	13,229
Accounts receivable, net of allowance for doubtful accounts of $5,276 in 2019 and $5,084 in 2018	267,117	317,115
Inventory	332,495	311,888
Prepaid expenses and other current assets	87,871	85,400
Total current assets	875,435	957,097
Property, plant and equipment, net	161,146	342,820
Operating lease right-of-use assets	65,598	—
Intangible assets	215,964	233,119
Goodwill	221,517	227,231
Long-term restricted cash	23,316	26,154
Other non-current assets	11,975	14,849
Total assets	$1,574,951	$1,801,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,834	$191,187
Accrued expenses and other current liabilities	141,087	131,891
Accrued compensation and related benefits	71,973	71,152
Accrued warranty	19,187	20,103
Deferred revenue	95,344	88,534
Total current liabilities	491,425	502,867
Long-term debt, net	279,738	266,929
Long-term financing lease obligation	—	193,538
Accrued warranty, non-current	20,564	20,918
Deferred revenue, non-current	30,727	31,768
Deferred tax liability	11,423	13,347
Operating lease liabilities	59,949	—
Other long-term liabilities	63,826	68,082
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 30, 2019 and December 29, 2018
Issued and outstanding shares – 177,415 as of March 30, 2019 and 175,452 as of December 29, 2018	177	175
Additional paid-in capital	1,702,710	1,685,916
Accumulated other comprehensive loss	(30,714)	(25,300)
Accumulated deficit	(1,054,874)	(956,970)
Total stockholders' equity	617,299	703,821
Total liabilities and stockholders’ equity	$1,574,951	$1,801,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Product	$223,007	$171,629
Services	69,700	31,052
Total revenue	292,707	202,681
Cost of revenue:
Cost of product	157,817	102,324
Cost of services	36,676	12,831
Amortization of intangible assets	8,252	5,341
Acquisition and integration costs	2,064	—
Restructuring and related	21,466	17
Total cost of revenue	226,275	120,513
Gross profit	66,432	82,168
Operating expenses:
Research and development	73,660	58,681
Sales and marketing	40,037	28,885
General and administrative	33,044	17,836
Amortization of intangible assets	7,057	1,607
Acquisition and integration costs	7,134	—
Restructuring and related	17,188	(163)
Total operating expenses	178,120	106,846
Loss from operations	(111,688)	(24,678)
Other income (expense), net:
Interest income	766	897
Interest expense	(7,563)	(3,683)
Other gain (loss), net	(2,923)	506
Total other income (expense), net	(9,720)	(2,280)
Loss before income taxes	(121,408)	(26,958)
Provision for (benefit from) income taxes	193	(678)
Net loss	(121,601)	(26,280)
Net loss per common share:
Basic	$(0.69)	$(0.17)
Diluted	$(0.69)	$(0.17)
Weighted average shares used in computing net loss per common share:
Basic	176,406	150,333
Diluted	176,406	150,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(121,601)	$(26,280)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	65	(125)
Foreign currency translation adjustment	(5,557)	(4,816)
Actuarial gain on pension liabilities	78	—
Net change in accumulated other comprehensive loss	(5,414)	(4,941)
Comprehensive loss	$(127,015)	$(31,221)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365
Stock options exercised	162	—	1,260	—	—	1,260
ESPP shares issued	1,284	2	9,383	—	—	9,385
Shares withheld for tax obligations	(16)	—	(97)	—	—	(97)
Restricted stock units released	264	—	—	—	—	—
Stock-based compensation	—	—	11,111	—	—	11,111
Cumulative-effect adjustment from adoption of Topic 606	—	—	—	—	15,406	15,406
Other comprehensive loss	—	—	—	(4,941)	—	(4,941)
Net loss	—	—	—	—	(26,280)	(26,280)
Balance at March 31, 2018	151,165	$151	$1,438,700	$1,313	$(768,955)	$671,209

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	1,825	2	7,738	—	—	7,740
Restricted stock units released	138	—	—	—	—	—
Stock-based compensation	—	—	9,056	—	—	9,056
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(5,414)	—	(5,414)
Net loss	—	—	—	—	(121,601)	(121,601)
Balance at March 30, 2019	177,415	$177	$1,702,710	$(30,714)	$(1,054,874)	$617,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(121,601)	$(26,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,939	16,976
Non-cash restructuring and related credits	19,882	(81)
Amortization of debt discount and issuance costs	4,614	3,018
Operating lease expense, net of accretion	16,704	—
Stock-based compensation expense	8,713	10,983
Other loss	1,775	84
Changes in assets and liabilities:
Accounts receivable	49,754	(30,928)
Inventory	(24,937)	(2,329)
Prepaid expenses and other assets	(5,236)	(3,950)
Accounts payable	(23,439)	19,286
Accrued liabilities and other expenses	(20,255)	(6,181)
Deferred revenue	6,933	5,293
Net cash used in operating activities	(56,154)	(14,109)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	—	(2,986)
Proceeds from maturities of investments	10,542	50,168
Acquisition of business, net of cash acquired	(10,000)	—
Purchase of property and equipment	(6,590)	(8,019)
Net cash provided by (used in) investing activities	(6,048)	39,163
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	8,584	—
Proceeds from issuance of common stock	7,740	10,644
Minimum tax withholding paid on behalf of employees for net share settlement	—	(97)
Net cash provided by financing activities	16,324	10,547
Effect of exchange rate changes on cash and restricted cash	(1,213)	(58)
Net change in cash, cash equivalents and restricted cash	(47,091)	35,543
Cash, cash equivalents and restricted cash at beginning of period	242,337	121,486
Cash, cash equivalents and restricted cash at end of period(1)	$195,246	$157,029
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,353	$1,537
Cash paid for interest	$4,315	$9
Supplemental schedule of non-cash investing activities:
Transfer of inventory to fixed assets	$1,805	$893

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	March 30, 2019	March 31, 2018

	(In thousands)
Cash and cash equivalents	$167,259	$151,436
Short-term restricted cash	4,671	84
Long-term restricted cash	23,316	5,509
Total cash, cash equivalents and restricted cash	$195,246	$157,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating lease liabilities, business combinations, fair value measurement of investments and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.
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
This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
The Company reclassified certain amounts reported in previous periods to conform to the current presentation. Effective in the fourth quarter of 2018, the Company elected to present amortization of intangible assets and acquisition and integration costs as separate line items within cost of revenue and operating expenses. As a result, the costs previously reflected in cost of revenue and operating expenses were reclassified to amortization of intangible assets and acquisition and integration costs within total cost of revenue and total operating expenses. Prior period amounts have been revised to conform to the current period presentation. This change in presentation does not affect the Company's total cost of revenue or total operating expenses.

The following table shows reclassified amounts to conform to the current period's presentation:

	Three Months Ended
	March 31, 2018
	Previously Reported	Change in Presentation Reclassification	Current Presentation
Cost of revenue:
Cost of product	$107,665	$(5,341)	$102,324
Cost of services	12,831	—	12,831
Amortization of intangible assets(1)	—	5,341	5,341
Restructuring and related	17	—	17
Total	$120,513	$—	$120,513

Operating expenses:
Research and development	$58,681	$—	$58,681
Sales and marketing	30,492	(1,607)	28,885
General and administrative	17,836	—	17,836
Amortization of intangible assets(1)	—	1,607	1,607
Restructuring and related	(163)	—	(163)
Total	$106,846	$—	$106,846

(1)	These lines were not previously reported in the consolidated statements of operations.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended March 30, 2019, one customer accounted for 11% of the Company's total revenue and for the corresponding period in 2018, two customers individually accounted for 29% and 11% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the three months ended March 30, 2019 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, with the exception of the Company's lease accounting policy. Effective December 30, 2018, the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” ("Topic 842"). See Note 3, “Leases” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of the adoption of these standards on the Company's policy for leases.

2.	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. The Company adopted ASU 2018-15 in the first quarter of 2019. The Company's adoption of ASU 2018-15 did not have a significant impact on its consolidated financial statements.
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under ASU 2018-07, certain guidance on such payments to non-employees is aligned with the requirements for share-based payments granted to employees. The Company's adoption of ASU 2017-09 during its first quarter of 2019 did not have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued Topic 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to December 30, 2018. The Company also elected to combine its lease and non-lease components and not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets.
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The update eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 is effective for the Company in its first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2018-14 will have on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Company in its first quarter of 2020 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2018-13 will have on its consolidated financial statements.
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

3.	Leases
Effective December 30, 2018, the Company adopted Topic 842 using the alternative modified transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated.
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 10 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years.
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease ROU assets, accrued expenses and operating lease liabilities on the Company's consolidated balance sheets. The Company does not have any finance leases.
    Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company rents or subleases certain real estate under agreements that are classified as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).
Adoption of Topic 842
The primary impact for the Company was the balance sheet recognition of operating lease ROU asset and operating lease liabilities. In addition, the Company's financing lease obligations that historically did not qualify for sale leaseback accounting under ASC 840-40, “Leases - Sale-Leaseback Transactions” (“ASC 840-40”) now meet the criteria for sale under Topic 842 and are recorded as operating leases. As a result, the Company reclassified financing liabilities of $198.3 million from accrued expenses and long-term financing lease obligations and assets of $174.6 million from property, plant and equipment, net, to $23.8 million accumulated deficit adjustment reflecting the cumulative effect of an accounting change related to the sale-leasebacks.
The following table summarizes the impacts of adopting Topic 842 on the Company's condensed consolidated balance sheet as of December 29, 2018 (in thousands):

	As Reported Balance as of December 29, 2018	Adjustments due to Topic 842	As Adjusted Balance as of December 29, 2018
Assets
Property, plant and equipment, net	$342,820	$(174,386)	$168,434
Operating lease right-of-use assets	$—	$78,855	$78,855
Other non-current assets	$14,849	$(4,884)	$9,965

Liabilities
Accrued expenses and other current liabilities	$131,891	$(7,343)	$124,548
Long-term financing lease obligation	$193,538	$(193,538)	$—
Other long-term liabilities	$68,082	$(4,907)	$63,175
Operating lease liabilities - short-term	$—	$19,209	$19,209
Operating lease liabilities - long-term	$—	$62,467	$62,467

Equity
Accumulated deficit	$956,970	$(23,697)	$933,273
The Company has operating leases for real estate and automobiles. During the three months ended March 30, 2019, operating lease expense was approximately $16.2 million (including $10.2 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the three months ended March 30, 2019.
The following table presents maturity of lease liabilities under our non-cancelable operating leases as of March 30, 2019 (in thousands):

Remainder of 2019	$18,190
2020	21,047
2021	13,663
2022	11,409
2023	8,984
Thereafter	29,033
Total lease payments(1)	$102,326
Less: interest(2)	24,137
Present value of lease liabilities	$78,189

(1)	Operating lease payments exclude $3.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)	Calculated using the interest rate for each lease.
The following table presents supplemental information for the three months ended March 30, 2019 (in thousands, except for weighted average):

Weighted average remaining lease term	5.1 years
Weighted average discount rate	8.6%
Cash paid for amounts included in the measurement of lease liabilities	$6,471
Operating cash flow from operating leases	$6,471
Leased assets obtained in exchange for new operating lease liabilities	$1,666
In addition, the Company has operating leases for office space that had not commenced as of March 30, 2019. The legally binding minimum lease payments for these leases is $3.2 million. The term of these leases is three years.
ASC 840-40 Disclosures
The following table presents future minimum lease payments related to the non-cancelable portion of operating leases as of December 29, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease payments	$18,352	$14,047	$7,888	$5,926	$4,905	$18,303	$69,421
Financing Lease Obligations
The Company evaluated two sale-leaseback transactions that were executed by Coriant in the past and assumed by the Company in the Acquisition (as defined in Note 7, "Business Combination" to the Notes to Condensed Consolidated Financial Statements). It was determined that these transactions did not qualify for sale-leaseback accounting under ASC 840-40.
The Company leases a facility (land and all attached real property) in Naperville, Illinois that was sold to a third party and subsequently leased back. This was determined to be a failed sale-leaseback due to a $31.5 million imposition reimbursement payment to be made over 10 years, which was linked to the total building income generated each year. As a result of purchase accounting, the financing lease obligation was recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligation will continue to be amortized over the remaining period of the lease term. The assets will continue to be depreciated over their remaining useful lives under ASC 840-40.
Additionally, the Company leases a facility (land and all attached real property) in Finland, which was sold to a third party and subsequently leased back. The lease was determined to be a failed sale-leaseback due to the deposit being considered a form of collateral. The amount of the deposit was equal to one year of rental payments, whereas typical deposits are approximately two to three months of rental payments. As a result of purchase accounting, the financing lease obligation was recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligation will continue to be amortized over the remaining period of the lease term under ASC 840-40. The assets will continue to be depreciated over their remaining useful lives.
In the first quarter of 2019, in conjunction with the adoption of the new lease accounting standard, the transactions qualified for sale-leaseback accounting under Topic 842, as control of the underlying assets was transferred to the lessor. As such, the balances of fixed assets, accrued expenses and other long-term liabilities as of the transition date related to the Naperville, Illinois and Finland leases were reclassified to accumulated deficit as a cumulative effect of an accounting change.

4.    Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of March 30, 2019 and December 29, 2018 were $0.3 million and $0.4 million, respectively. The Company's amortization expense was not material for the three months ended March 30, 2019 and March 31, 2018.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Product	$223,007	$171,629
Services	69,700	31,052
Total revenue	$292,707	$202,681
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
United States	$132,522	$129,025
Other Americas	15,132	5,215
Europe, Middle East and Africa	98,992	59,199
Asia Pacific	46,061	9,242
Total revenue	$292,707	$202,681

	Three Months Ended
	March 30, 2019	March 31, 2018
Direct	$248,196	$188,462
Indirect	44,511	14,219
Total revenue	$292,707	$202,681
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 30, 2019	December 29, 2018
Accounts receivable, net	$267,117	$317,115
Contract assets	$18,837	$24,981
Deferred revenue	$126,071	$120,302
Revenue recognized for the three months ended March 30, 2019 that was included in the deferred revenue balance at the beginning of the reporting period was $36.8 million. Changes in the contract asset and liability balances during the three months ended March 30, 2019 were not materially impacted by other factors.

Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized in the future as of March 30, 2019	$335,418	$78,284	$28,268	$5,436	$3,041	$1,148	$451,595
5.    Fair Value Measurements
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
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 30, 2019			As of December 29, 2018
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$904	$—	$904	$10,347	$—	$10,347
Corporate bonds	—	16,022	16,022	—	23,512	23,512
U.S. agency notes	—	—	—	—	2,999	2,999
U.S. treasuries	—	—	—	23,987	—	23,987
Total assets	$904	$16,022	$16,926	$34,334	$26,511	$60,845
Liabilities
Foreign currency exchange forward contracts	$—	$(30)	$(30)	$—	$(91)	$(91)
During the three months ended March 30, 2019, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of March 30, 2019 and December 29, 2018, none of the Company’s existing securities were classified as Level 3 securities.
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values. The fair values are classified as Level 3 measurements due to the significance of unobservable inputs. These analyses require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates.

Facilities-related Charges
In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the “2017 Restructuring Plan”). As a result of the 2017 Restructuring Plan, the Company calculated the fair value of its facilities-related charges of $7.3 million, based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. During the first half of 2018, the Company revised the estimates to its facilities-related accruals. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments were as follows (in thousands):

	March 30, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$166,355	$—	$—	$166,355
Money market funds	904	—	—	904
Total cash and cash equivalents	$167,259	$—	$—	$167,259
Corporate bonds	16,048	—	(26)	16,022
Total short-term investments	$16,048	$—	$(26)	$16,022
Total cash, cash equivalents and investments	$183,307	$—	$(26)	$183,281

	December 29, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$168,620	$—	$—	$168,620
Money market funds	10,347	—	—	10,347
U.S. treasuries	23,986	1	—	23,987
Total cash and cash equivalents	$202,953	$1	$—	$202,954
Corporate bonds	23,603	—	(91)	23,512
U.S. agency notes	3,000	—	(1)	2,999
Total short-term investments	$26,603	$—	$(92)	$26,511
Total cash, cash equivalents and investments	$229,556	$1	$(92)	$229,465
 As of March 30, 2019, the Company’s available-for-sale investments have contractual maturity terms of up to 6 months. Gross realized gains and losses on investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of March 30, 2019, the Company had $183.3 million of cash, cash equivalents and short-term investments, including $70.2 million of cash and cash equivalents held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
For the three months ended March 30, 2019 and March 31, 2018, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.7 million and a loss $0.6 million, respectively. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of March 30, 2019, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 30, 2019		As of December 29, 2018
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$41,242	$(30)	$40,068	$(52)
Related to British pound denominated receivables	$—	—	$6,412	(38)
Related to euro denominated restricted cash	$236	—	$240	(1)
		$(30)		$(91)

(1)	Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860, “Transfers and Servicing.” The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations, and for the three months ended March 30, 2019, the Company's recognized factoring related interest expense was approximately $0.2 million. The gross amount of trade accounts receivables sold for the three months ended March 30, 2019, totaled approximately $24.4 million. The Company did not enter into any factoring arrangements during the three months ended March 31, 2018.

7.    Business Combination
On October 1, 2018 (the “Acquisition Date”), the Company completed the acquisition of all the outstanding limited liability company interests of Telecom Holding Parent LLC (“Coriant”), a Delaware limited liability company (the “Acquisition”). The Acquisition positions the Company as one of the largest providers of vertically integrated transport networking solutions in the world, enhances the Company's ability to serve a global customer base and accelerates delivery of the innovative solutions its customers demand. This Acquisition also positions the Company to expand the breadth of customer applications it can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control. The Acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” and consisted of the following (in thousands):

Cash(1)	$154,192
Equity consideration(2)	129,628
Total	$283,820

(1)	Cash consideration of $154.2 million includes $10.0 million that the Company held in escrow as of December 29, 2018.

(2)
Based on the closing price of the Company's common stock of $6.18 on October 1, 2018, the $129.6 million equity consideration represents the fair value of approximately 21 million shares of the Company's common stock issued to Coriant shareholders in accordance with the Purchase Agreement.

The Company financed the cash portion of the purchase price of the Acquisition with the net proceeds from its offering of $402.5 million in aggregate principal amount of its 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”). See Note 13, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information regarding the 2024 Notes.
The Company allocated the fair value of the purchase price of the Acquisition to the tangible and intangible assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities was recorded as goodwill.
The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the Acquisition Date using preliminary information. In accordance with Accounting Standards Codification 805, "Business Combinations," during the measurement period an acquirer retrospectively adjusts the provisional amounts recognized at the Acquisition Date to reflect information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of the Acquisition Date. Accordingly, the Company has recognized measurement period adjustments made during the first quarter of 2019 to the fair value of certain assets acquired and liabilities assumed as a result of additional information obtained. None of the adjustments had a material impact on the Company's financial results.

The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Total
Cash and cash equivalents	$15,549	$—	$15,549
Restricted cash	25,743	—	25,743
Accounts receivable	170,466	—	170,466
Inventory	96,067	—	96,067
Property, plant and equipment, net	217,991	—	217,991
Other assets	39,145	—	39,145
Intangible assets, net	200,700	—	200,700
Goodwill	48,235	503	48,738
Financing lease obligation	(194,700)	—	(194,700)
Deferred revenue	(43,502)	211	(43,291)
Other liabilities	(291,874)	(714)	(292,588)
Total net assets	$283,820	$—	$283,820
The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes and any other adjustments related to acquired assets or liabilities, but no later than 12 months from the Acquisition Date.
The following table presents details of the identifiable assets acquired at the Acquisition Date (in thousands, except estimated useful life):

	Fair Value	Estimated Useful Life (In Years)
Customer relationships and backlog	$111,400	8
Developed technology	70,550	5
In-process technology	17,750	n/a
Trade name	1,000	1
Total	$200,700
Goodwill generated from this business combination is primarily attributable to the synergies from combining the operations of Coriant with that of the Company, which resulted in strengthening the Company's ability to serve a global customer base and accelerate delivery of product solutions. The goodwill recorded in the Acquisition is not expected to be deductible for income tax purposes.
8.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three months ended March 30, 2019 (in thousands):

Balance as of December 29, 2018	$227,231
Adjustment to goodwill acquired	503
Foreign currency translation adjustments	(6,217)
Balance as of March 30, 2019	$221,517

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 30, 2019 and December 29, 2018 (in thousands, except for weighted average):

	March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(500)	$500	NMF*
Customer relationships	156,486	(48,453)	108,033	3.5
Developed technology	163,024	(73,343)	89,681	1.6
Total intangible assets with finite lives	$320,510	$(122,296)	$198,214	5.1
In-process technology	17,750	—	17,750
Total intangible assets	$338,260	$(122,296)	$215,964

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(250)	$750	NMF*
Customer relationships	158,110	(42,478)	115,632	3.5
Developed technology	166,355	(67,368)	98,987	1.7
Total intangible assets with finite lives	$325,465	$(110,096)	$215,369	5.2
In-process technology	17,750	—	17,750
Total intangible assets	$343,215	$(110,096)	$233,119

*NMF = Not meaningful
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $15.3 million for the three months ended March 30, 2019 and was $6.9 million for the corresponding period in 2018.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 30, 2019 (in thousands):

		Fiscal Years
	Total	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter
Total future amortization expense	$198,214	$44,554	$42,096	$29,558	$27,031	$21,131	$33,844
9.    Balance Sheet Details
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
The following table provides details of selected balance sheet items (in thousands):

	March 30 2019	December 29 2018
Inventory
Raw materials	$82,528	$74,435
Work in process	63,004	57,232
Finished goods	186,963	180,221
Total inventory	$332,495	$311,888
Property, plant and equipment, net
Computer hardware	$16,556	$15,633
Computer software(1)	35,752	40,923
Laboratory and manufacturing equipment	305,866	304,889
Land and building	12,352	187,184
Furniture and fixtures	2,601	2,587
Leasehold and building improvements	44,956	46,038
Construction in progress	38,579	32,997
Subtotal	$456,662	$630,251
Less accumulated depreciation and amortization	(295,516)	(287,431)
Total property, plant and equipment, net	$161,146	$342,820
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$26,458	$26,042
Professional and other consulting fees	9,046	10,442
Taxes payable	19,643	23,249
Accrued rebate and customer prepay liability	14,453	14,301
Restructuring accrual	30,977	13,097
Acquisition related funds in escrow	—	10,000
Short-term financing lease obligation	—	4,718
Short-term operating lease liability	18,240	—
Other accrued expenses and other current liabilities	22,270	30,042
Total accrued expenses	$141,087	$131,891

(1)
Included in computer software at March 30, 2019 and December 29, 2018 were $14.6 million and $13.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at March 30, 2019 and December 29, 2018 were $4.8 million and $3.9 million, respectively.

10.    Restructuring and Related Costs
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, the Company hopes to reduce expenses, streamline the organization, and eliminate fixed costs to align more closely with its needs going forward. The Company expects to incur additional restructuring during 2019 as it progresses with the 2018 Restructuring Plan. The Company expects to substantially complete activities under the 2018 Restructuring Plan by the end of 2019.
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

The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the 2017 Restructuring Plan (in thousands):

	Three Months Ended
	March 30, 2019
	Cost of Revenue	Operating Expenses
Severance and related expenses	$20,698	$5,850
Accelerated amortization of lease assets due to cease use	—	11,338
Asset impairment	768	—
Total	$21,466	$17,188

	Three Months Ended
	March 31, 2018
	Cost of Revenue	Operating Expenses
Severance and related expenses	$17	$945
Facilities	—	(1,084)
Asset impairment	—	(24)
Total	$17	$(163)
Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 29, 2018	Charges	Cash	Non-cash Settlements and Other	March 30, 2019
Severance and related expenses	$19,842	$26,548	$(6,203)	$(1,356)	$38,831
Accelerated amortization of lease assets due to cease use		11,338		(11,338)	—
Facilities	4,266	—	—	(4,266)	—
Asset impairment	243	768	(140)	(768)	103
Total	$24,351	$38,654	$(6,343)	$(17,728)	$38,934
As of March 30, 2019, the Company's restructuring liability was comprised of $38.8 million severance and related expenses, primarily due to the planned closure of the Company's Berlin, Germany manufacturing facility, which is being transitioned to a third-party manufacturer. The Company has committed funding from a third party to cover the costs associated with the planned closure of this facility.
11.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the three months ended March 30, 2019 (in thousands):

	Unrealized Loss on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 29, 2018	$(91)	$(18,932)	$(964)	$(5,313)	$(25,300)
Net current-period other comprehensive income (loss)	65	(5,557)	—	78	(5,414)
Balance at March 30, 2019	$(26)	$(24,489)	$(964)	$(5,235)	$(30,714)

12.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”), and assumed issuance of common stock under the Company's Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of the 2024 Notes from the conversion spread (as further discussed in Note 13, “Debt” to the Notes to Condensed Consolidated Financial Statements). The Company would include the dilutive effects of the 2024 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes being converted, therefore, only the conversion spread relating to the 2024 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(121,601)	$(26,280)
Weighted average common shares outstanding - basic and diluted	176,406	150,333
Net loss per common share - basic and diluted	$(0.69)	$(0.17)
The Company incurred net losses during the three months ended March 30, 2019 and March 31, 2018, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock options	970	1,187
RSUs	12,473	9,439
PSUs	2,599	1,545
ESPP shares	1,325	2,247
Total	17,367	14,418

13.    Debt
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. Payments commenced in April 2019. As of March 30, 2019, no payments had been made and the entire balance of $8.7 million remained outstanding, of which $0.4 million was included in accrued expenses and other current liabilities and $8.3 million was included in long-term debt.
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
Interest is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on March 1, 2019. The net proceeds to the Company were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition, including fees and expenses relating thereto, and intends to use the remaining net proceeds for general corporate purposes.
The Capped Calls have an initial strike price of $9.87 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The Capped Calls have initial cap prices of $15.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 40.8 million shares of common stock. The capped call transactions are expected generally to reduce or offset potential dilution to the Company's common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls expire on various dates between July 5, 2024 and August 29, 2024. The Capped Calls were recorded as a reduction of the Company’s stockholders’ equity in the accompanying condensed consolidated balance sheets.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	March 30, 2019	December 29, 2018
Principal	$402,500	$402,500
Unamortized discount (1)	(123,023)	(127,264)
Unamortized issuance cost (1)	(8,030)	(8,307)
Net carrying amount	$271,447	$266,929

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 66 months.
As of March 30, 2019, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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
The Company allocated the total issuance costs incurred to the liability and equity components of the 2024 Notes based on their relative values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the 2024 Notes and will be amortized as interest expense over the term of the 2024 Notes. The issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The Company recorded a deferred tax liability of $30.9 million in connection with the issuance of the 2024 Notes, and a corresponding reduction in valuation allowance. The impact of both was recorded to stockholders' equity.
The Company determined that the embedded conversion option in the 2024 Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholders’ equity if freestanding.

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

Three Months Ended
March 30, 2019
Contractual interest expense	$2,138
Amortization of debt issuance costs	277
Amortization of debt discount	4,241
Total interest expense	$6,656
For the three months ended March 30, 2019, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.07%, to interest expense over the term of the 2024 Notes.
As of March 30, 2019, the fair value of the 2024 Notes was $318.0 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on March 29, 2019. The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $4.34 on March 29, 2019 (last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
1.75% Convertible Senior Notes due June 1, 2018
In May 2013, the Company issued the 2018 Notes, which matured on June 1, 2018. Upon maturity of the 2018 Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The following table sets forth total interest expense recognized related to the 2018 Notes (in thousands):

Three Months Ended
March 31, 2018
Contractual interest expense	$656
Amortization of debt issuance costs	239
Amortization of debt discount	2,779
Total interest expense	$3,674
The coupon rate was 1.75%. For the three months ended March 31, 2018, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the 2018 Notes.
14.    Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. As of March 30, 2019, the Company has reserved a total of 15.4 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.

The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,115	$8.09	$—
Stock options granted	—	$—
Stock options exercised	—	$—	$—
Stock options canceled	(145)	$7.05
Outstanding at March 30, 2019	970	$8.24	$—
Exercisable at March 30, 2019	970	$8.24	$—

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	6,746	$10.83	$26,446
RSUs granted	6,236	$4.33
RSUs released	(139)	$11.20	$669
RSUs canceled	(370)	$11.15
Outstanding at March 30, 2019	12,473	$7.56	$54,132

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,129	$16.10	$4,425
PSUs granted	1,650	$4.15
PSUs released	—	$—	$—
PSUs canceled	(180)	$16.50
Outstanding at March 30, 2019	2,599	$8.15	$11,280
Expected to vest at March 30, 2019	1,666		$7,230
The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $4.34 at March 29, 2019 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $4.34 at March 29, 2019 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 30, 2019. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$70,848	2.35
PSUs	$11,322	1.72

Employee Stock Options
The Company did not grant any stock options during the three months ended March 30, 2019. Amortization of stock-based compensation related to stock options in the three months ended March 30, 2019 and the corresponding period in 2018 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended
Employee Stock Purchase Plan	March 30, 2019	March 31, 2018
Volatility	72%	62%
Risk-free interest rate	2.48%	1.90%
Expected life	0.5 years	0.5 years
Estimated fair value	$1.77	$3.13
Total stock-based compensation expense	$1,316	$1,555
Restricted Stock Units
During the three months ended March 30, 2019, the Company granted RSUs to employees and members of the Company's board of directors representing the right to receive 6.2 million shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three months ended March 30, 2019 and the corresponding period of 2018 was approximately $6.0 million and $7.4 million, respectively.
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

PSUs granted to the Company's executive officers and senior management under the 2016 Plan during the first quarter of 2019 are based on performance criteria related to a specific financial target over the span of a three year performance period. These PSUs may become eligible for vesting before the end of the three year performance period if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs are capped at one time the target number of PSUs granted. In addition, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met.
The following table summarizes by grant year, the Company’s PSU activity for the three months ended March 30, 2019 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2016	2017	2018	2019
Outstanding at December 29, 2018	1,129	210	481	437	—
PSUs granted	1,650	—	—	—	1,650
PSUs released	—	—	—	—	—
PSUs canceled	(180)	(156)	(11)	(13)	—
Outstanding at March 30, 2019	2,599	54	470	424	1,650
Amortization of stock-based compensation related to PSUs in the three months ended March 30, 2019 and the corresponding period of 2018 was approximately $1.7 million and $2.1 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 30, 2019	December 29, 2018
Stock-based compensation effects in inventory	$5,094	$4,750

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$538	$(122)
Research and development	3,603	4,324
Sales and marketing	1,547	2,898
General and administration	2,235	2,767
	$7,923	$9,867
Cost of revenue – amortization from balance sheet (1)	790	1,116
Total stock-based compensation expense	$8,713	$10,983

(1)	Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

15.    Income Taxes
Income taxes for the three months ended March 30, 2019 were a tax expense of $0.2 million on pre-tax losses of $121.4 million. This compared to a tax benefit of $0.7 million on a pre-tax loss of $27.0 million for the three months ended March 31, 2018. Provision for income taxes increased by approximately $0.9 million during the three months ended March 30, 2019 as a result of additional foreign tax expense from including the entities from the Acquisition.

The tax expense and benefit projected in the Company's effective tax rate primarily represents foreign taxes of the Company's overseas profitable subsidiaries, as well as results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three months ended March 31, 2019.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At March 30, 2019, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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
The following table sets forth long-lived assets by geographic region (in thousands):

	March 30, 2019	December 29, 2018
United States	$120,113	$288,614
Other Americas	2,730	2,370
Europe, Middle East and Africa	26,099	38,273
Asia Pacific	12,204	13,563
Total property, plant and equipment, net	$161,146	$342,820

For information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning balance	$41,021	$30,909
Charges to operations	5,420	4,357
Utilization	(5,803)	(4,438)
Change in estimate(1)	(887)	20
Balance at the end of the period	$39,751	$30,848

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

Letters of Credit and Bank Guarantees
The Company had $28.9 million of standby letters of credit and bank guarantees outstanding as of March 30, 2019 that consisted of $23.0 million related to customer performance guarantees, $1.4 million related to value added tax and customs' licenses, $2.7 million related to property leases, $1.2 million related to restructuring plans, $0.5 million related to credit cards and $0.2 million related to suppliers. The Company had $30.0 million of standby letters of credit and bank guarantees outstanding as of December 29, 2018. These consisted of $23.4 million related to customer performance guarantees, $1.4 million related to a value added tax license, $2.9 million related to property leases, $1.8 million related to Coriant's pre-Acquisition restructuring plans and $0.5 million related to credit cards.
As of March 30, 2019 and December 29, 2018, the Company had a line of credit for approximately $1.6 million to support the issuance of letters of credit, of which zero been issued and outstanding for both periods. The Company has pledged approximately $4.8 million and $4.9 million of assets of a subsidiary to secure this line of credit and other obligations as of March 30, 2019 and December 29, 2018, respectively.
18.    Pension and Post-Retirement Benefit Plans
As a result of the Acquisition, the Company acquired a number of post-employment plans in Germany, as well as a number of smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. The defined benefit plans expose the Company to actuarial risks such as, investment risk, interest rate risk, life expectancy risk and salary risk. The characteristics of the defined benefit plans and the risks associated with them vary depending on legal, fiscal and economic requirements.
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans for the three months ended March 30, 2019 consisted of the following (in thousands):

Service cost	$356
Interest cost	371
Expected return on plan assets	(604)
Amortization of actuarial loss	418
Total net periodic benefit cost	$541

Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the pension benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the pension plan participants. All components of net periodic benefit cost are recorded in operating expense of the Company's condensed consolidated statements of operations.
19.    Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “‘511 patent”) and 8,913,898 (the “’898 patent”) (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. The Company filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S Patent and Trademark Office ("USPTO"). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of the ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, the Company filed an amended answer to include a license defense. On November 29, 2018, the Company filed a motion for summary judgment based on the license defense. The court issued a second Markman decision on May 3, 2019, in which the parties were ordered to schedule a mediation within 30 days of the decision. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts infringement of U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit, and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, the Company filed a petition for IPR of the Core Optical patent in suit in the USPTO. Core Optical contacted the Company on July 19, 2018 to propose that the case be stayed pending the IPR. The Company agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to the Company's IPR petition. On January 14, 2019, the USPTO denied the Company's IPR petition, and on February 13, 2019, the Company filed a request for rehearing in the USPTO requesting reconsideration of the dismissal of the Company's IPR petition. The parties participated in a mediation on March 15, 2019 and have agreed to a further mediation scheduled for late May 2019. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 30, 2019 and December 29, 2018, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding our acquisition of Coriant, including our ability to realize significant synergies, anticipated strategic and financial benefits, and integration plans; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on March 14, 2019. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems, disaggregated router platforms and SDN-based network automation solutions.
Our customers include telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed Internet access, business Ethernet services, 4G/5G mobile broadband, cable high-speed Internet distribution, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third party components. Our portfolio includes systems that leverage our innovative optical engine technology comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. With the addition of new products to our portfolio, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.
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
We have grown our portfolio through internal development as well as acquisitions. In October 2018, we materially expanded our product portfolio and customer base through the acquisition of Telecom Holding Parent LLC ("Coriant"), a Delaware limited liability company (the "Acquisition"). The Acquisition positions us as one of the largest vertically integrated transport networking solutions providers in the world, strengthens our ability to serve a global customer base and accelerates delivery of innovative solutions our customers demand. This Acquisition also positions us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control.
In 2018, the majority of our product revenue was derived from transport systems built on the Infinite Capacity Engine (ICE), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including the metro, DCI, long-haul and subsea. Our most recent technology generation delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”).

Our products are designed to be managed by a suite of software solutions that enable end-to-end common network management, multi-layer service orchestration, and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth (“IB”). Combined with our differentiated hardware solutions, IB enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.
We believe our portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate packet-optical network operations. Over the long term, we believe the combination of providing our unique solutions together with the efforts and investments we have made to expand the markets and customers we serve, will enable us to grow revenue and achieve profitability. Our ability to grow revenue and achieve profitability is dependent on our successfully executing the integration of Coriant and realizing the anticipated cost synergies as well as the level of new and existing customers spending for our solutions.
For the three months ended March 30, 2019, one customer accounted for 11% of our total revenue, and for the corresponding period in 2018, two customers individually accounted for 29% and 11% of our total revenue.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific regions. We primarily sell our products both through our direct sales force and indirectly through channel partners.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Results of Operations
The result of operations for the three months ended March 30, 2019 reflected the inclusion of the Coriant business, which was acquired on October 1, 2018. The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentages):

	Three Months Ended
	March 30, 2019		March 31, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$223,007	76%	$171,629	85%	$51,378	30%
Services	69,700	24%	31,052	15%	38,648	124%
Total revenue	$292,707	100%	$202,681	100%	$90,026	44%
Cost of revenue:
Product	$157,817	54%	$102,324	50%	$55,493	54%
Services	36,676	12%	12,831	6%	23,845	186%
Amortization of intangible assets	8,252	3%	5,341	3%	2,911	55%
Acquisition and integration costs	2,064	1%	—	—%	2,064	100%
Restructuring and related	21,466	7%	17	—%	21,449	NMF
Total cost of revenue	$226,275	77%	$120,513	59%	$105,762	88%
Gross profit	$66,432	22.7%	$82,168	40.5%	$(15,736)	(19)%
*NMF = Not meaningful
Revenue
Total product revenue increased by $51.4 million, or 30%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. The increase was driven by Tier-1 and other service providers added from the Acquisition, and from customers expanding their networks with our ICE4-based products. This increase was partially offset by a revenue decline from Cable. Coming off an exceptionally strong result in the three months ended March 31, 2018, our largest Cable customer has signaled that it intends to spend more linearly across quarters in 2019, as opposed to it spending largely in the first half during 2018.
Total services revenue increased by $38.6 million, or 124%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. This increase was predominantly due to the Acquisition, as Coriant brought a large installed base of customers and annual services revenue that has historically been higher than ours.
We expect our total revenue will be slightly higher in the second quarter of 2019 as compared to the first quarter of 2019. In the second quarter of 2019, our expectation is that revenue from ICP customers should increase sequentially and more than offset a sequential revenue decline expected from certain large customers.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 30, 2019		March 31, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$132,522	45%	$129,025	64%	$3,497	3%
International	160,185	55%	73,656	36%	86,529	117%
	$292,707	100%	$202,681	100%	$90,026	44%
Total revenue by sales channel:
Direct	$248,196	85%	$188,462	93%	$59,734	32%
Indirect	44,511	15%	14,219	7%	30,292	213%
	$292,707	100%	$202,681	100%	$90,026	44%

Domestic revenue increased by $3.5 million, or 3%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. We benefitted from the inclusion of Coriant’s U.S.-based customers, which was nearly offset by a decline in our Cable business driven by our largest Cable customer both slowing its spend and spending more linearly throughout the year. While we see opportunities in upcoming quarters, we also incurred a year-over-year decline in our ICP revenue, driven by timing and lighter overall spending from customers in this vertical.
International revenue increased by $86.5 million, or 117%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. These increases were attributable to growth in all of our major sales regions: EMEA, Asia Pacific and Other Americas, stemming primarily from the inclusion of Coriant, whose historical revenue split was weighted more internationally.
Amortization of Intangible Assets
Amortization of intangible assets increased by $2.9 million during the three months ended March 30, 2019 compared to the corresponding period in 2018 due to an increase in intangible assets from the Acquisition in the first quarter of 2019.
Acquisition and Integration Costs
Acquisition and integration costs were $2.1 million in the first quarter of 2019 as a result of the Acquisition in the fourth quarter of 2018.
Restructuring and Related
Restructuring and related costs increased by $21.4 million during the three months ended March 30, 2019 compared to the corresponding period in 2018. The increase during the three months ended March 30, 2019 was primarily due to $20.7 million of severance and related expenses related to the planned closure of our Berlin, Germany manufacturing facility. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cost of Revenue and Gross Margin
Gross margin was 22.7% during the three months ended March 30, 2019, down from 40.5% in the corresponding period in 2018, driven by $21.5 million in restructuring costs less favorable customer mix in the first quarter of 2019, and due to the Acquisition as Coriant's current gross margin levels are lower than our historical gross margin level.
We currently expect that gross margin in the second quarter of 2019 will be fairly consistent with that of the first quarter of 2019. In the second quarter, we have planned a large amount of new footprint deployments that are initially expected to have lower margins. The anticipated negative impact of these new footprint deployments is expected to be offset by a reduction in restructuring costs in the second quarter of 2019. Over time, we anticipate gross margin will improve and remain committed to lowering the cost structure of the overall company by driving cost synergies, including incorporating vertical integration across the combined company’s full solution set.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 30, 2019		March 31, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$73,660	25%	$58,681	29%	$14,979	26%
Sales and marketing	40,037	14%	28,885	14%	11,152	39%
General and administrative	33,044	12%	17,836	9%	15,208	85%
Amortization of intangible assets	7,057	2%	1,607	1%	5,450	339%
Acquisition and integration costs	7,134	2%	—	—%	7,134	100%
Restructuring and related	17,188	6%	(163)	—%	17,351	NMF*
Total operating expenses	$178,120	61%	$106,846	53%	$71,274	67%
*NMF = Not meaningful

Research and Development Expenses
Research and development expenses increased by $15.0 million, or 26%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. The increase in the first quarter of 2019 was primarily due to the addition of headcount in connection with the Acquisition and higher prototype spend. Research and development expenses increased at a much lower rate than overall revenue growth primarily due to headcount and other cost reductions undertaken in the fourth quarter of 2018.
Sales and Marketing Expenses
Sales and marketing expenses increased by $11.2 million, or 39%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. The overall change in sales and marketing was attributable to the addition of headcount in connection with the Acquisition. In addition, we had higher commission expenses attributable to higher revenue and an increase in trade show expenses. Those increases were slightly offset by lower spending on lab trials due to utilization of more used inventory in trials. Sales and marketing expenses grew at a slower rate than overall revenue primarily attributable to headcount and other cost reductions undertaken in the fourth quarter of 2018.
General and Administrative Expenses
General and administrative expenses increased $15.2 million, or 85%, during the three months ended March 30, 2019 compared to the corresponding period in 2018. The increase during the three months ended March 30, 2019 was primarily due to the addition of headcount in connection with the Acquisition and higher outside professional services costs to support the combined business.
Amortization of Intangible Assets
Amortization of intangible assets increased by $5.5 million during the three months ended March 30, 2019 compared to the corresponding period in 2018 due to an increase in intangible assets from the Acquisition during the fourth quarter of 2018.
Acquisition and Integration Costs
Acquisition and integration costs in the first quarter were $7.1 million during the three months ended March 30, 2019 as a result of the Acquisition during the fourth quarter of 2018.
Restructuring and Related
Restructuring and related costs increased by $17.4 million during the three months ended March 30, 2019 compared to the corresponding period in 2018. The increase during the three months ended March 30, 2019 was primarily due to accelerated amortization on cease use facility charges upon adoption of Topic 842. We also incurred severance and related charges of $5.9 million during the three months ended March 30, 2019 compared to $0.1 million during the three months ended March 31, 2018. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	March 30, 2019	March 31, 2018	Change	% Change

	(In thousands)
Interest income	$766	$897	$(131)	(15)%
Interest expense	(7,563)	(3,683)	(3,880)	105%
Other gain (loss), net	(2,923)	506	(3,429)	(678)%
Total other expense, net	$(9,720)	$(2,280)	$(7,440)	326%
Interest income during the three months ended March 30, 2019 decreased by $0.1 million compared to the corresponding period in 2018 primarily due to lower average cash and investment balances in the first quarter of 2019. Interest expense during the three months ended March 30, 2019 compared to the corresponding period in 2018 increased by $3.9 million primarily due to higher amortization of debt discount and debt issuance costs on the current convertible debt given the higher underlying principle. The change in other gain (loss), net, during the three months ended March 30, 2019 compared to the corresponding period in 2018 was primarily due to $3.4 million of foreign exchange losses related to the subsidiary's revaluation of foreign currency into functional currency.
Income Tax Benefit
Income taxes during the three months ended March 30, 2019 included a tax expense of $0.2 million on a pre-tax loss of $121.4 million. This compares to a tax benefit of $0.7 million on a pre-tax loss of $27.0 million during the three months ended March 31, 2018. Provision for income taxes increased by approximately $0.9 million during the three months ended March 30, 2019 as a result of additional foreign tax expense from including the entities from the Acquisition.
Liquidity and Capital Resources

	Three Months Ended
	March 30, 2019	March 31, 2018

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(56,154)	$(14,109)
Investing activities	$(6,048)	$39,163
Financing activities	$16,324	$10,547

	March 30, 2019	December 29, 2018

	(In thousands)
Cash and cash equivalents	$167,259	$202,954
Investments	16,022	26,511
Restricted cash	27,987	39,383
	$211,268	$268,848
Cash, cash equivalents and short-term investments consist of highly-liquid investments in certificates of deposit, money market funds, commercial paper, corporate bonds, U.S. agencies and U.S. treasuries. Our restricted cash balance amounts are primarily pledged as collateral for certain standby and commercial letters of credit related to customer performance guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance includes amounts pledged as collateral on our derivative instruments.

Operating Activities
Net cash used in operating activities during the three months ended March 30, 2019 was $56.2 million compared to $14.1 million for the corresponding period in 2018.
Net loss adjusted for non-cash items was $39.0 million during the three months ended March 30, 2019 compared to $4.7 million for the corresponding period in 2018, reflecting a higher net loss in 2019.
Net cash used to fund working capital was $17.2 million during the three months ended March 30, 2019. Accounts receivable decreased by $49.8 million commensurate with lower revenue and due to collecting cash from longer payment term deals inherited from the Coriant business. Inventory increased by $24.9 million as we built buffer inventory to reduce risk related to revenue plan execution and in preparation for the transition of our Berlin, Germany manufacturing facility to a third-party manufacturer. Accounts payable decreased by $23.4 million largely due to the significant decrease in cost of goods associated with lower revenue. Accrued liabilities and other expenses decreased by $20.3 million primarily due to purchases under our 2007 Employee Stock Purchase Plan in February 2019 and lower overall spend resulting from our cost reduction strategy. Deferred revenue increased by $6.9 million due to maintenance renewals on our installed base, which are typically contracted on an annual or multi-year basis.
Net cash provided by working capital was $18.8 million during the three months ended March 31, 2018. Accounts receivable increased by $30.9 million due to the timing of invoicing as customers in the first quarter typically take longer to place orders until annual budgets are finalized. Inventory increased by $2.3 million as we were balancing our inventory levels to meet customer demand for our new products, while decreasing the inventory levels of our prior generation products. Accounts payable increased by $19.3 million primarily reflecting increased inventory purchases and timing of payments. Accrued liabilities and other expenses decreased by $6.2 million primarily due to lower restructuring liabilities, resulting from payments and changes in estimates. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of ASC 606. Deferred revenue increased $5.3 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of ASC 606.
Investing Activities
Net cash used in investing activities during the three months ended March 30, 2019 was $6.0 million as compared to net cash provided by investing activities of $39.2 million in the corresponding period in 2018. Investing activities during the three months ended March 30, 2019 included proceeds of $10.5 million associated with maturities of investments and capital expenditures of $6.6 million. Additionally, $10.0 million held in escrow related to the Acquisition was released during the three months ended March 30, 2019 due to the lack of underlying claims. Investing activities during the three months ended March 31, 2018 included net proceeds of $47.2 million associated with purchases and maturities of investments and capital expenditures of $8.0 million.
Financing Activities
Net cash provided by financing activities during the three months ended March 30, 2019 was $16.3 million compared to net cash provided by financing activities of $10.5 million in the corresponding period of 2018. Financing activities during the three months ended March 30, 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities, which we own. Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan. Financing activities during the three months ended March 31, 2019 included the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, cash equivalents and investments along with committed funding related to the planned closure of our Berlin, Germany manufacturing facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the interest payments on the 2024 Notes for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
In September 2018, we issued the 2024 Notes, which will mature on September 1, 2024, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on March 1, 2019. The net proceeds from the 2024 Notes issuance were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions. We also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition, including fees and expenses relating thereto, and intend to use the remaining net proceeds for general corporate purposes.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, either cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 30, 2019, long-term debt, net, was $271.4 million, which represents the liability component of the $402.5 million principal balance, net of $131.1 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of March 30, 2019, contractual obligations related to the 2024 Notes are payments of $8.6 million due each year from 2020 through 2023 and $406.8 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 13, “Debt” to the Notes to Condensed Consolidated Financial Statements.
As of March 30, 2019, we had $183.3 million of cash, cash equivalents and short-term investments, including $70.2 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of March 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes to our market risk during the three months ended March 30, 2019.

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

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the "'327 patent"), 8,374,511 (the "'511 patent") and 8,913,898 (the "'898 patent") (collectively, the asserted patent are referred to herein as the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We filed our answer to Oyster Optics' complaint on February 3, 2017. We filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S. Patent and Trademark Office ("USPTO"). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of the ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, we filed an amended answer to include a license defense. On November 29, 2018, we filed a motion for summary judgment based on the license defense. The court issued a second Markman decision on May 3, 2019, in which the parties were ordered to schedule a mediation within 30 days of the decision. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts infringement of U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit, and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, we filed a petition for IPR of the Core Optical patent in suit in the USPTO. Core Optical contacted us on July 19, 2018 to propose that the case be stayed pending the IPR. We agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to our IPR petition. On January 14, 2019, the USPTO denied our IPR petition, and on February 13, 2019, we filed a request for rehearing in the USPTO requesting reconsideration of the dismissal of our IPR petition. The parties participated in a mediation on March 15, 2019 and have agreed to a further mediation scheduled for late May 2019. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Investing in our securities involves a high degree of risk and a description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and in our other public filings. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings, which could cause the market price of our common stock to decline, perhaps significantly.
Risks Related to the Acquisition
We may be unable to successfully integrate Coriant’s business and realize the anticipated strategic and financial benefits expected from the Acquisition.
We will be required to devote significant management attention and resources to integrating the business and operations of Coriant in order to realize the anticipated strategic and financial benefits of the Acquisition. Potential difficulties we may encounter in the integration process include the following:

•	the loss of customers or suppliers of ours or of Coriant as a result of such parties deciding not to continue business at the same or similar levels with us after the Acquisition;

•
challenges associated with operating the combined business in markets and geographies in which we have not historically operated in since Coriant's operations are more widely distributed around the globe than our current operations;

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

In addition, although our integration plan involves us making significant cash outlays to transform the business, if the integration does not generate the returns we anticipate, it could cause us to decrease our cash and investment position. This may cause customers to lose confidence in our business and make them reluctant to continue to do business with us.
We may be unable to realize the anticipated synergies related to the Acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to realize significant synergies from cost savings, including from consolidation of the combined company's supply chain, operational scale efficiencies throughout the combined company and our ability to integrate our optical engine into key Coriant products. We also expect to incur material one-time costs to achieve these synergies. In addition, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies. For example, we expect to incur additional restructuring expenses related to the closure of our Berlin, Germany facility. While we believe significant synergies are achievable, our ability to achieve such estimated synergies in the amounts and time frame expected is subject to various assumptions by our management based on expectations that are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these synergies. In addition, if we fail to achieve the anticipated cost benefits throughout the supply chain or integrating our optical engine in key Coriant products in a timely manner, we may be unable realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Acquisition and adversely affect our business, financial condition and results of operations.
We may be unable to generate the cash flow necessary to make anticipated capital expenditures or to service the 2024 Notes.
We may not be able to generate sufficient cash flow to make anticipated capital expenditures or to enable us to service the 2024 Notes. For example, in each of the fiscal quarters after the Acquisition, the combined company had a net loss and negative cash flows. In addition, we expect to incur losses over the next few quarters as we continue to integrate Coriant with our operations. Our ability to pay our expenses, satisfy the 2024 Notes and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, regulatory and other factors beyond our control, and our ability to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service the 2024 Notes or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or obtain additional financing. For additional risk related to the 2024 Notes, please see “Risk Related to our 2024 Notes” below.
Our business relationships, those of Coriant or the combined company may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which we or Coriant do business may experience uncertainty associated with the Acquisition, including with respect to current or future product roadmaps of the combined company. Our and Coriant’s business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relations with us or Coriant, as the case may be, will not be adversely impacted as a result of the Acquisition or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined company as a result of the Acquisition. For example, a number of Coriant’s customers deferred purchase orders with Coriant pending announcement of a strategic transaction, and there can be no assurance that all of those customers will ultimately submit such purchase orders. Any such failure to submit such purchase orders, or any of these other disruptions could have a material adverse effect on our business, financial condition, or results of operations and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisition. In addition, as we migrate to an integrated enterprise resource planning (“ERP”) system and other management information systems, we may experience operating or reporting disruptions during the course of utilizing and integrating three ERP systems, including limitations on our ability to deliver and bill for customer shipments, project our inventory requirements, and manage our supply chain. The risks and adverse effects of such disruptions could have a negative effect on our stock price.

If we are unable to maintain effective internal control over financial reporting for the combined companies, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
We and Coriant currently maintain separate internal control over financial reporting with different financial reporting processes and different ERP systems. We plan to integrate our internal control over financial reporting and move the combined companies to a single ERP system. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the business processes. In addition, Coriant as a private company has not historically had to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and their accounting systems and processes will need to be integrated into one system and in compliance in 2019. If we are unable to implement and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.
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
Our success after the Acquisition will depend in part upon our ability to retain key employees of ours and Coriant. Key employees may depart because of a variety of reasons relating to the Acquisition. For example, on May 8, 2019, we announced that our Chief Financial Officer decided to resign at a yet to be determined date in the third quarter of 2019 and we are uncertain when his successor will be identified. If we and Coriant are unable to retain key personnel who are critical to the successful integration and future operations of the combined company, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and incur unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Acquisition.
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

•	our ability to integrate our operations with Coriant's operations and realize the anticipated synergies related to the Acquisition, including the timing of these synergies;

•	changes in customers’ budgets for optical transport network purchases and changes or variability in their purchasing cycles;

•
fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, and customer consolidation, which may affect our ability to grow revenue;

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or whether at all, the markets in which we operate adopt our solutions;

•	our ability to increase volumes and yields on products manufactured in our internal manufacturing facilities;

•	our ability to successfully restructure our operations within our anticipated timeframe and realize our anticipated savings;

•	the quality and timing of delivery of key components from suppliers;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	any delay in collecting or failure to collect accounts receivable;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third party suppliers to provide contract engineering and installation services for us;

•	the timing of revenue recognition and revenue deferrals;

•	any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules;

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
Because our products are based on complex technologies, including, in many cases, the development of next-generation PICs, DSPs and specialized ASICs (key components of our optical engines), we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.

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
Additionally, as a result of the Acquisition, significant development effort is in progress to enhance our end-to-end product portfolio, including the newly added Coriant products, with network management and network automation software and features that would enable our current and future potential customers to deploy networks easily and take advantage of features such as IB. This effort may not result in the expected benefits to our current and future potential customers and we may not realize the planned financial and strategic benefits to our business.
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
While our revenue and customer base are more diversified as a result of the Acquisition, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first quarter of fiscal 2019, our top five customers accounted for approximately 32% of our total revenue. For fiscal year 2018, our top five customers accounted for approximately 42% of our total revenue. For fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers for fiscal year 2017 is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example several of our customers have consolidated. During 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision, and during 2017, Verizon completed its acquisition of XO Communications and CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
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
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 22.7% to 40.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
In December 2018, we implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of our operations and ongoing integration synergies in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, we hope to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. For example, in March 2019, we agreed to transfer our manufacturing operations in Berlin, Germany to a contract manufacturer and close the site. We may not fully realize all the projected cost savings and may increase the potential for disruptions in our supply chain until the transfer is successfully completed, which would harm our business.
Further, any anticipated benefits from the 2018 Restructuring Plan may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of the restructuring, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel. For example, on May 8, 2019, we announced that our Chief Financial Officer decided to resign at a yet to be determined date in the third quarter of 2019 and we are uncertain when his successor will be identified. Competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. We may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, as a result of the Acquisition, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
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
The manufacturing process for our optical engine, and the assembly of our finished products, is very complex. The partial or complete loss of any of our manufacturing facilities, a reduction in yields of our PICs or an inability to scale capacity to meet customer demands could harm our business.

The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products, is very complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products were fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it would limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, work stoppage or otherwise, for any extended period of time would cause our business, financial condition and operating results to be harmed.
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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have and may continue to seek advantageous pricing, payment and other commercial terms. We have and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis, and continue to reduce our costs.
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
Sales of our products into international markets are an important part of our business and will be increasingly important given Coriant's international revenue mix. During the first quarter of fiscal 2019, fiscal 2018 and fiscal 2017, we derived approximately 58%, 49% and 42%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, China, Germany, India, Portugal and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency. As a result of the Acquisition, we now have sales and support personnel in greater number of geographical locations throughout Asia (including China) and EMEA (with offices in the Middle East).
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

Item 6.	Exhibits

Exhibit No.	Description
10.1	Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan.

10.2	Form of Notice of Grant of Performance Shares under the Amended and Restated 2016 Equity Incentive Plan.

10.3
First Amendment to Unit Purchase Agreement, dated as of March 4, 2019, by and among Infinera Corporation, Coriant Investor LLC and Oaktree Optical Holdings, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 4, 2019.

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 9, 2019