Form 10-Q
period 2019-06-29
INFINERA Corp
filed 2019-08-08
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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

As of August 2, 2019, 179,397,165 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 29, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$109,034	$202,954
Short-term investments	1,497	26,511
Short-term restricted cash	2,742	13,229
Accounts receivable, net of allowance for doubtful accounts of $4,129 in 2019 and $3,680 in 2018	260,352	317,115
Inventory	338,793	311,888
Prepaid expenses and other current assets	109,817	85,400
Total current assets	822,235	957,097
Property, plant and equipment, net	159,210	342,820
Operating lease right-of-use assets	64,740	—
Intangible assets	200,991	233,119
Goodwill	229,281	227,231
Long-term restricted cash	26,745	26,154
Other non-current assets	10,817	14,849
Total assets	$1,514,019	$1,801,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,882	$191,187
Accrued expenses and other current liabilities	158,617	131,891
Accrued compensation and related benefits	77,152	71,152
Accrued warranty	23,364	20,103
Deferred revenue	78,417	88,534
Total current liabilities	532,432	502,867
Long-term debt, net	284,270	266,929
Long-term financing lease obligations	1,413	193,538
Accrued warranty, non-current	20,782	20,918
Deferred revenue, non-current	28,510	31,768
Deferred tax liability	10,094	13,347
Operating lease liabilities	58,631	—
Other long-term liabilities	62,817	68,082
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 29, 2019 and December 29, 2018
Issued and outstanding shares – 179,339 as of June 29, 2019 and 175,452 as of December 29, 2018	179	175
Additional paid-in capital	1,715,657	1,685,916
Accumulated other comprehensive loss	(32,236)	(25,300)
Accumulated deficit	(1,168,530)	(956,970)
Total stockholders' equity	515,070	703,821
Total liabilities and stockholders’ equity	$1,514,019	$1,801,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Product	$226,866	$175,288	$449,873	$346,917
Services	69,384	32,939	139,084	63,991
Total revenue	296,250	208,227	588,957	410,908
Cost of revenue:
Cost of product	177,501	105,914	335,318	208,238
Cost of services	36,831	13,039	73,507	25,870
Amortization of intangible assets	8,098	4,943	16,350	10,284
Acquisition and integration costs	10,700	—	12,764	—
Restructuring and related	1,864	26	23,330	43
Total cost of revenue	234,994	123,922	461,269	244,435
Gross profit	61,256	84,305	127,688	166,473
Operating expenses:
Research and development	73,937	56,158	147,597	114,839
Sales and marketing	37,651	28,234	77,688	57,119
General and administrative	35,672	18,365	68,716	36,201
Amortization of intangible assets	6,745	1,487	13,802	3,094
Acquisition and integration costs	12,164	—	19,298	—
Restructuring and related	3,471	1,680	20,659	1,517
Total operating expenses	169,640	105,924	347,760	212,770
Loss from operations	(108,384)	(21,619)	(220,072)	(46,297)
Other income (expense), net:
Interest income	183	629	949	1,526
Interest expense	(7,280)	(2,501)	(14,843)	(6,184)
Other gain (loss), net	3,210	1,429	287	1,935
Total other income (expense), net	(3,887)	(443)	(13,607)	(2,723)
Loss before income taxes	(112,271)	(22,062)	(233,679)	(49,020)
Provision for (benefit from) income taxes	1,385	(124)	1,578	(802)
Net loss	(113,656)	(21,938)	(235,257)	(48,218)
Net loss per common share:
Basic	$(0.64)	$(0.14)	$(1.33)	$(0.32)
Diluted	$(0.64)	$(0.14)	$(1.33)	$(0.32)
Weighted average shares used in computing net loss per common share:
Basic	178,677	152,259	177,542	151,296
Diluted	178,677	152,259	177,542	151,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(113,656)	$(21,938)	$(235,257)	$(48,218)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	24	224	89	99
Foreign currency translation adjustment	(1,949)	(23,495)	(7,506)	(28,311)
Tax related to available-for-sale investment	—	(26)	—	(26)
Actuarial gain on pension liabilities	403	—	481	—
Net change in accumulated other comprehensive loss	(1,522)	(23,297)	(6,936)	(28,238)
Comprehensive loss	$(115,178)	$(45,235)	$(242,193)	$(76,456)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 30, 2019	177,415	$177	$1,702,710	$(30,714)	$(1,054,874)	$617,299
Shares withheld for tax obligations	(80)	—	(354)	—	—	(354)
Restricted stock units released	2,004	2	(2)	—	—	—
Stock-based compensation	—	—	13,303	—	—	13,303
Other comprehensive loss	—	—	—	(1,522)	—	(1,522)
Net loss	—	—	—	—	(113,656)	(113,656)
Balance at June 29, 2019	179,339	$179	$1,715,657	$(32,236)	$(1,168,530)	$515,070

	Six Months Ended June 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	1,825	2	7,738	—	—	7,740
Shares withheld for tax obligations	(80)	—	(354)	—	—	(354)
Restricted stock units released	2,142	2	(2)	—	—	—
Stock-based compensation	—	—	22,359	—	—	22,359
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(6,936)	—	(6,936)
Net loss	—	—	—	—	(235,257)	(235,257)
Balance at June 29, 2019	179,339	$179	$1,715,657	(32,236)	$(1,168,530)	515,070

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2018	151,165	$151	$1,438,700	$1,313	$(768,955)	$671,209
Stock options exercised	64	—	422	—	—	422
Shares withheld for tax obligations	(73)	—	(867)	—	—	(867)
Restricted stock units released	1,784	2	(2)	—	—	—
Stock-based compensation	—	—	11,883	—	—	11,883
Other comprehensive loss	—	—	—	(23,297)	—	(23,297)
Net loss	—	—	—	—	(21,938)	(21,938)
Balance at June 30, 2018	152,940	$153	$1,450,136	$(21,984)	$(790,893)	$637,412

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365
Stock options exercised	226	—	1,682	—	—	1,682
ESPP shares issued	1,284	2	9,383	—	—	9,385
Shares withheld for tax obligations	(89)	—	(964)	—	—	(964)
Restricted stock units released	2,048	2	(2)	—	—	—
Stock-based compensation	—	—	22,994	—	—	22,994
Cumulative-effect adjustment from adoption of Topic 606	—	—	—	—	15,406	15,406
Other comprehensive loss	—	—	—	(28,238)	—	(28,238)
Net loss	—	—	—	—	(48,218)	(48,218)
Balance at June 30, 2018	152,940	$153	$1,450,136	$(21,984)	$(790,893)	$637,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(235,257)	$(48,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,143	33,250
Non-cash restructuring charges and related (credits)	18,172	(81)
Amortization of debt discount and issuance costs	9,245	5,072
Operating lease amortization, net of accretion	23,355	—
Stock-based compensation expense	21,760	23,027
Other loss	10	167
Changes in assets and liabilities:
Accounts receivable	55,216	(22,015)
Inventory	(30,640)	(8,703)
Prepaid expenses and other assets	(30,958)	(1,809)
Accounts payable	4,726	24,458
Accrued liabilities and other expenses	(5,472)	(14,617)
Deferred revenue	(12,267)	2,351
Net cash used in operating activities	(119,967)	(7,118)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	—	(2,986)
Proceeds from sales of available-for-sale investments	—	23,114
Proceeds from sale of non-marketable equity investments	1,009
Proceeds from maturities of investments	25,085	98,112
Acquisition of business, net of cash acquired	(10,000)	—
Purchase of property and equipment	(15,784)	(21,503)
Net cash provided by (used in) investing activities	310	96,737
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	8,584	—
Repayment of debt	(96)	(150,000)
Proceeds from issuance of common stock	7,740	11,066
Minimum tax withholding paid on behalf of employees for net share settlement	(354)	(964)
Net cash provided by (used in) financing activities	15,874	(139,898)
Effect of exchange rate changes on cash and restricted cash	(33)	(2,218)
Net change in cash, cash equivalents and restricted cash	(103,816)	(52,497)
Cash, cash equivalents and restricted cash at beginning of period	242,337	121,486
Cash, cash equivalents and restricted cash at end of period(1)	$138,521	$68,989
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$13,606	$2,210
Cash paid for interest	$4,687	$1,328
Supplemental schedule of non-cash investing and financing activities:
Third-party manufacturer funding for transfer expenses incurred	$3,327	—
Transfer of inventory to fixed assets	$2,195	$1,684

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	June 29, 2019	June 30, 2018

	(In thousands)
Cash and cash equivalents	$109,034	$63,308
Short-term restricted cash	2,742	308
Long-term restricted cash	26,745	5,373
Total cash, cash equivalents and restricted cash	$138,521	$68,989

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

The following tables show reclassified amounts to conform to the current period's presentation (in thousands):

	Three Months Ended June 30, 2018
	Previously Reported	Change in Presentation Reclassification	Current Presentation
Cost of revenue:
Cost of product	$110,857	$(4,943)	$105,914
Cost of services	13,039	—	13,039
Amortization of intangible assets(1)	—	4,943	4,943
Restructuring and related	26	—	26
Total	$123,922	$—	$123,922

Operating expenses:
Research and development	$56,158	$—	$56,158
Sales and marketing	29,721	(1,487)	28,234
General and administrative	18,365	—	18,365
Amortization of intangible assets(1)	—	1,487	1,487
Restructuring and related	1,680	—	1,680
Total	$105,924	$—	$105,924

	Six Months Ended June 30, 2018
	Previously Reported	Change in Presentation Reclassification	Current Presentation
Cost of revenue:
Cost of product	$218,522	$(10,284)	$208,238
Cost of services	25,870	—	25,870
Amortization of intangible assets(1)	—	10,284	10,284
Restructuring and related	43	—	43
Total	$244,435	$—	$244,435

Operating expenses:
Research and development	$114,839	$—	$114,839
Sales and marketing	60,213	(3,094)	57,119
General and administrative	36,201	—	36,201
Amortization of intangible assets(1)	—	3,094	3,094
Restructuring and related	1,517	—	1,517
Total	$212,770	$—	$212,770

(1)	These lines were not previously reported in the consolidated statements of operations.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended June 29, 2019, one customer accounted for 13% of the Company's total revenue and for the corresponding period in 2018, two customers individually accounted for 23% and 13% of the Company's total revenue, respectively. For the six months ended June 29, 2019, one customer accounted for 12% of the Company's total revenue and for the corresponding period in 2018, two customers individually accounted for 26% and 12% of the Company's total revenue, respectively.

There have been no material changes in the Company’s significant accounting policies for the six months ended June 29, 2019 as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, with the exception of the Company's lease accounting policy. Effective December 30, 2018, the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” ("Topic 842"). See Note 3, “Leases” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of the adoption of these standards on the Company's policy for leases.

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
In February 2016, the FASB issued Topic 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to December 30, 2018. The Company also elected to combine its lease and non-lease components and not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease terms and assessing impairment of ROU assets.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The Company elected to early adopt the standard prospectively during its first quarter of 2019 and the adoption of the standard did not have any impact on its consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The update eliminates, adds, and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 is effective for the Company in its first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2018-14 would have on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Company in its first quarter of 2020 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2018-13 would have on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) further amended by Accounting Standards Update No. 2019-04 issued in April 2019 and 2019-05 issued in May 2019, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13 and 2019-04 would have on its consolidated financial statements.

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
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses and operating lease liabilities on the Company's consolidated balance sheets. The Company does not have any finance leases.
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

The Company has operating leases for real estate and automobiles. During the three months ended June 29, 2019, operating lease expense was approximately $6.7 million. During the six months ended June 29, 2019, operating lease expense was approximately $23.4 million (including $10.2 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the three and six months ended June 29, 2019.

(1)	Operating lease payments exclude $7.1 million of legally binding minimum lease payments for lease signed but not yet commenced.

(2)	Calculated using the interest rate for each lease.
The following table presents supplemental information for the six months ended June 29, 2019 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	4.91 years
Weighted average discount rate	8.6%
Cash paid for amounts included in the measurement of lease liabilities	$13,183
Operating cash flow from operating leases	$13,183
Leased assets obtained in exchange for new operating lease liabilities	$6,007

In addition, the Company has an operating lease for office space that had not commenced as of June 29, 2019. The legally binding minimum lease payment for this lease is $7.1 million. The term of this lease is seven years.
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
In conjunction with the adoption of the new lease accounting standard in the first quarter of 2019, the transactions qualified for sale-leaseback accounting under Topic 842, as control of the underlying assets was transferred to the lessor. As such, the balances of fixed assets, accrued expenses and other long-term liabilities as of the transition date related to the Naperville, Illinois and Finland leases were reclassified to accumulated deficit as a cumulative effect of an accounting change.
4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of June 29, 2019 and December 29, 2018 were $0.3 million and $0.4 million, respectively. The Company's amortization expense was not material for the three and six months ended June 29, 2019 and June 30, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Product	$226,866	$175,288	$449,873	$346,917
Services	69,384	32,939	139,084	63,991
Total revenue	$296,250	$208,227	$588,957	$410,908
The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$133,213	$120,987	$265,735	$250,012
Other Americas	29,535	4,877	44,667	10,092
Europe, Middle East and Africa	90,467	62,162	189,459	121,361
Asia Pacific	43,035	20,201	89,096	29,443
Total revenue	$296,250	$208,227	$588,957	$410,908

The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Direct	$241,017	$195,624	$489,213	$384,086
Indirect	55,233	12,603	99,744	26,822
Total revenue	$296,250	$208,227	$588,957	$410,908
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 29, 2019	December 29, 2018
Accounts receivable, net	$260,352	$317,115
Contract assets	$25,868	$24,981
Deferred revenue	$106,927	$120,302

Revenue recognized for the three and six months ended June 29, 2019 that was included in the deferred revenue balance at the beginning of the reporting period was $30.9 million and $67.7 million, respectively. Changes in the contract asset and liability balances during the three and six months ended June 29, 2019 were not materially impacted by other factors.

Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized in the future as of June 29, 2019	$376,625	$84,948	$30,649	$7,234	$3,594	$1,428	$504,478

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
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 29, 2019			As of December 29, 2018
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$15,641	$—	$15,641	$10,347	$—	$10,347
Corporate bonds	—	1,497	1,497	—	23,512	23,512
U.S. agency notes	—	—	—	—	2,999	2,999
U.S. treasuries	—	—	—	23,987	—	23,987
Total assets	$15,641	$1,497	$17,138	$34,334	$26,511	$60,845
Liabilities
Foreign currency exchange forward contracts	$—	$(11)	$(11)	$—	$(91)	$(91)

During the three and six months ended June 29, 2019, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of June 29, 2019 and December 29, 2018, none of the Company’s existing securities were classified as Level 3 securities.

Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments were as follows (in thousands):

	June 29, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$93,393	$—	$—	$93,393
Money market funds	15,641	—	—	15,641
Total cash and cash equivalents	$109,034	$—	$—	$109,034
Corporate bonds	1,499	—	(2)	1,497
Total short-term investments	$1,499	$—	$(2)	$1,497
Total cash, cash equivalents and investments	$110,533	$—	$(2)	$110,531

	December 29, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$168,620	$—	$—	$168,620
Money market funds	10,347	—	—	10,347
U.S. treasuries	23,986	1	—	23,987
Total cash and cash equivalents	$202,953	$1	$—	$202,954
Corporate bonds	23,603	—	(91)	23,512
U.S. agency notes	3,000	—	(1)	2,999
Total short-term investments	$26,603	$—	$(92)	$26,511
Total cash, cash equivalents and investments	$229,556	$1	$(92)	$229,465

 As of June 29, 2019, the Company’s available-for-sale investments have contractual maturity terms of up to 3 months. Gross realized gains and losses on investments were insignificant in all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of June 29, 2019, the Company had $110.5 million of cash, cash equivalents and short-term investments, including $64.3 million of cash and cash equivalents held by its foreign subsidiaries. In addition, the Company had $29.5 million of restricted cash as of June 29, 2019. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
The Company also enters into foreign currency exchange forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds and Swedish kronors (“SEK”). The contracts are settled at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
For the three months ended June 29, 2019 and June 30, 2018, the before-tax effect of the foreign currency exchange forward contracts was an immaterial net gain and a net gain of $1.2 million, respectively, and for the six months ended June 29, 2019 and June 30, 2018, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.7 million and $0.5 million, respectively. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of June 29, 2019, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 29, 2019		As of December 29, 2018
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$15,279	$(11)	$40,068	$(52)
Related to British pound denominated receivables	$—	—	$6,412	(38)
Related to euro denominated restricted cash	$239	—	$240	(1)
		$(11)		$(91)

(1)	Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company has sold certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860, “Transfers and Servicing.” The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations, and for the three and six months ended June 29, 2019, the Company's recognized factoring related interest expense was approximately $0.2 million and $0.4 million, respectively. The gross amount of trade accounts receivables sold during the three and six months ended June 29, 2019, totaled approximately $21.2 million and $45.6 million, respectively. The Company did not enter into any factoring arrangements during the three and six months ended June 29, 2018.
7.    Business Combination
On October 1, 2018 (the “Acquisition Date”), the Company completed the acquisition of all the outstanding limited liability company interests of Telecom Holding Parent LLC (“Coriant”), a Delaware limited liability company (the “Acquisition”). The Acquisition positions the Company as one of the largest providers of vertically integrated transport networking solutions in the world, enhances the Company's ability to serve a global customer base and accelerates delivery of the innovative solutions its customers demand. The Acquisition also positions the Company to expand the breadth of customer applications it can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control. The Acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” and consisted of the following (in thousands):

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
The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the Acquisition Date using preliminary information. In accordance with "Topic 805", during the measurement period an acquirer retrospectively adjusts the provisional amounts recognized at the Acquisition Date to reflect information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of the Acquisition Date. Accordingly, the Company has recognized measurement period adjustments made during the first half of 2019 to the fair value of certain assets acquired and liabilities assumed as a result of additional information obtained. None of the adjustments had a material impact on the Company's financial results.
The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Total
Cash and cash equivalents	$15,549	$—	$15,549
Restricted cash	25,743	—	25,743
Accounts receivable	170,466	(1,507)	168,959
Inventory	96,067	(884)	95,183
Property, plant and equipment, net	217,991	—	217,991
Other assets	39,145	(262)	38,883
Intangible assets, net	200,700	—	200,700
Goodwill	48,235	7,848	56,083
Financing lease obligation	(194,700)	—	(194,700)
Deferred revenue	(43,502)	231	(43,271)
Other liabilities	(291,874)	(5,426)	(297,300)
Total net assets	$283,820	$—	$283,820

The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes and any other adjustments related to acquired assets or liabilities, but no later than 12 months from the Acquisition Date. The measurement period adjustments were primarily related to adjustments to acquired liabilities, receivables, inventory, deferred revenue, tax effects of these purchase accounting adjustments and changes in assessment of certain tax positions. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods previously reported.

The following table presents details of the identifiable assets acquired at the Acquisition Date (in thousands, except estimated useful life data):

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
8.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six months ended June 29, 2019 (in thousands):

Balance as of December 29, 2018	$227,231
Adjustment to goodwill acquired	7,848
Foreign currency translation adjustments	(5,798)
Balance as of June 29, 2019	$229,281

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 29, 2019 and December 29, 2018 (in thousands, except for weighted average data):

	June 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(750)	$250	NMF*
Customer relationships	156,595	(55,157)	101,438	3.4
Developed technology	163,249	(81,696)	81,553	1.5
Total intangible assets with finite lives	$320,844	$(137,603)	$183,241	4.9
In-process technology	17,750	—	17,750
Total intangible assets	$338,594	$(137,603)	$200,991

*NMF = Not meaningful

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(250)	$750	NMF*
Customer relationships	158,110	(42,478)	115,632	3.5
Developed technology	166,355	(67,368)	98,987	1.7
Total intangible assets with finite lives	$325,465	$(110,096)	$215,369	5.2
In-process technology	17,750	—	17,750
Total intangible assets	$343,215	$(110,096)	$233,119

*NMF = Not meaningful
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $14.8 million and $30.1 million for the three and six months ended June 29, 2019, respectively, and was $6.5 million and $13.4 million, respectively, for the corresponding periods in 2018.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 29, 2019 (in thousands):

		Fiscal Years
	Total	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter
Total future amortization expense	$183,241	$29,500	$39,883	$27,317	$24,789	$18,883	$42,869

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

The following table provides details of selected balance sheet items (in thousands):

	June 29, 2019	December 29, 2018
Inventory
Raw materials	$70,370	$74,435
Work in process	59,528	57,232
Finished goods	208,895	180,221
Total inventory	$338,793	$311,888
Property, plant and equipment, net
Computer hardware	$16,806	$15,633
Computer software(1)	35,949	40,923
Laboratory and manufacturing equipment(2)	309,759	304,889
Land and building	12,349	187,184
Furniture and fixtures	2,655	2,587
Leasehold and building improvements	46,895	46,038
Construction in progress	47,202	32,997
Subtotal	$471,615	$630,251
Less accumulated depreciation and amortization	(312,405)	(287,431)
Total property, plant and equipment, net	$159,210	$342,820
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	26,693	$26,042
Professional and other consulting fees	13,766	10,442
Taxes payable	20,531	23,249
Accrued rebate and customer prepay liability	12,610	13,501
Restructuring accrual	29,341	13,097
Acquisition related funds in escrow	—	10,000
Short-term financing lease obligation	560	4,718
Short-term operating lease liability	19,210	—
Short-term debt	3,720	—
Other customer related charges	8,900	800
Other accrued expenses and other current liabilities	23,286	30,042
Total accrued expenses	$158,617	$131,891

(1)
Included in computer software at June 29, 2019 and December 29, 2018 were $16.5 million and $13.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at June 29, 2019 and December 29, 2018 were $5.8 million and $3.9 million, respectively.

(2)
Included in laboratory and manufacturing equipment at June 29, 2019 was $2 million related to an equipment finance lease entered by the Company for a term of three years with an option to purchase at the end of the three year term. The finance lease was recorded at $2 million using a discount rate of 8.2% and was included in property, plant and equipment. As of June 29, 2019 $0.6 million was included in accrued expenses and other current liabilities and $1.4 million as long term finance lease obligation.

10.    Restructuring and Related Costs
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, the Company hopes to reduce selected ongoing expenses, streamline the organization, and eliminate fixed costs to align more closely with its needs going forward. The Company expects to incur additional restructuring during 2019 as it progresses with the 2018 Restructuring Plan. The Company expects to substantially complete activities under the 2018 Restructuring Plan by the end of 2019.

In the fourth quarter of 2017, the Company implemented a plan to restructure its worldwide operations (the "2017 Restructuring Plan") in order to reduce expenses and establish a more cost-effective structure that better aligns the Company's operations with its long-term strategies.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the 2017 Restructuring Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019		June 29, 2019
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$1,264	$2,390	$21,961	$8,240
Facilities	—	1,081	—	1,081
Accelerated amortization of lease assets due to cease use	—	—	—	11,338
Accelerated depreciation and other asset impairment charges	600	—	1,368	—
Total	$1,864	$3,471	$23,329	$20,659

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$26	$900	$43	$1,845
Facilities	—	47	—	(1,037)
Asset impairment	—	(50)	—	(74)
License impairment	—	783	—	783
Total	$26	$1,680	$43	$1,517

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 29, 2018	Charges	Cash	Non-cash Settlements and Other	June 29, 2019
Severance and related expenses	$19,842	$30,201	$(12,206)	$(1,425)	$36,412
Facilities	4,266	1,081	(1,081)	(4,266)	—
Accelerated amortization of lease assets due to cease use	—	11,338	—	(11,338)	—
Accelerated depreciation and other asset impairment charges	243	1,368	(205)	(1,368)	38
Total	$24,351	$43,988	$(13,492)	$(18,397)	$36,450

As of June 29, 2019, the Company's restructuring liability was comprised of $36.4 million of severance and related expenses, primarily due to the planned closure of the Company's Berlin, Germany manufacturing facility, which is being transitioned to a third-party manufacturer. The Company has committed funding from a third party to cover the costs associated with the planned closure of this facility.

11.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the six months ended June 29, 2019 (in thousands):

	Unrealized Loss on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 29, 2018	$(91)	$(18,932)	$(964)	$(5,313)	$(25,300)
Net current-period other comprehensive income (loss)	89	(7,506)	—	481	(6,936)
Balance at June 29, 2019	$(2)	$(26,438)	$(964)	$(4,832)	$(32,236)

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
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(113,656)	$(21,938)	$(235,257)	$(48,218)
Weighted average common shares outstanding - basic and diluted	178,677	152,259	177,542	151,296
Net loss per common share - basic and diluted	$(0.64)	$(0.14)	$(1.33)	$(0.32)

The Company incurred net losses during the three and six months ended June 29, 2019 and June 30, 2018, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options	970	1,118	970	1,153
RSUs	11,148	7,579	11,810	8,509
PSUs	2,196	1,242	2,398	1,394
ESPP shares	—	—	663	1,124
Total	14,314	9,939	15,841	12,180

13.    Debt
Finance Assistance Agreement
During 2019 the Company signed an agreement with a third party contract manufacturer which governs the transfer of the activities from the legacy Coriant manufacturing facility in Germany to a third party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. As of June 29, 2019, $3.3 million was outstanding, which was included in accrued expenses and other current liabilities.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of June 29, 2019, $8.6 million remained outstanding, of which $0.4 million was included in accrued expenses and other current liabilities and $8.2 million was included in long-term debt.
2024 Notes
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	June 29, 2019	December 29, 2018
Principal	$402,500	$402,500
Unamortized discount (1)	(118,675)	(127,264)
Unamortized issuance cost (1)	(7,747)	(8,307)
Net carrying amount	$276,078	$266,929

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 63 months.
As of June 29, 2019, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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
The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Contractual interest expense	$2,138	$4,277
Amortization of debt issuance costs	284	561
Amortization of debt discount	4,348	8,589
Total interest expense	$6,770	$13,427

For the three and six months ended June 29, 2019, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.07%, to interest expense over the term of the 2024 Notes.
As of June 29, 2019, the fair value of the 2024 Notes was $273.2 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on June 29, 2019. The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $2.91 per share on June 29, 2019 (last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
2018 Notes
In May 2013, the Company issued the 2018 Notes, which matured on June 1, 2018. Upon maturity of the 2018 Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The following table sets forth total interest expense recognized related to the 2018 Notes (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Contractual interest expense	$438	$1,094
Amortization of debt issuance costs	163	402
Amortization of debt discount	1,892	4,671
Total interest expense	$2,493	$6,167

The coupon rate was 1.75%. For the three and six months ended June 30, 2018, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the 2018 Notes.

14.    Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2019, the company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 7.3 million shares. As of June 29, 2019, the Company has reserved a total of 22.7 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,115	$8.09	$—
Stock options granted	—	$—
Stock options exercised	—	$—	$—
Stock options canceled	(145)	$7.05
Outstanding at June 29, 2019	970	$8.24	$—
Exercisable at June 29, 2019	970	$8.24	$—

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	6,746	$10.83	$26,446
RSUs granted	7,087	$4.22
RSUs released	(2,043)	$4.45	$9,029
RSUs canceled	(643)	$9.77
Outstanding at June 29, 2019	11,147	$6.59	$32,438

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,129	$16.10	$4,425
PSUs granted	1,715	$4.44
PSUs released	(99)	$4.75	$472
PSUs canceled	(548)	$16.31
Outstanding at June 29, 2019	2,197	$6.91	$6,393
Expected to vest at June 29, 2019	2,196		$6,393

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $2.91 at June 28, 2019 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $2.91 at June 28, 2019 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 29, 2019. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$61,658	2.18
PSUs	$8,952	1.58

Employee Stock Options
The Company did not grant any stock options during the three and six months ended June 29, 2019. Amortization of stock-based compensation related to stock options in the three and six months ended June 29, 2019 and the corresponding periods in 2018 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (expense amounts in thousands):

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Volatility	72%	62%	72%	62%
Risk-free interest rate	2.48%	1.90%	2.48%	1.90%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.77	$3.13	$1.77	$3.13
Total stock-based compensation expense	$796	$1,337	$2,112	$2,892

Restricted Stock Units
During the three and six months ended June 29, 2019, the Company granted RSUs to employees, consultants and members of the Company's board of directors representing the right to receive 6.2 million and 7.1 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and six months ended June 29, 2019 was approximately $10.1 million and $16.1 million, respectively, and was approximately $8.0 million and $15.4 million in the corresponding periods of 2018, respectively.
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

PSUs granted to the Company's executive officers and senior management under the 2016 Plan during the first and second quarter of 2019 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at one time the target number of PSUs granted. In addition, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met.
The following table summarizes by grant year, the Company’s PSU activity for the six months ended June 29, 2019 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2016	2017	2018	2019
Outstanding at December 29, 2018	1,129	210	481	437	—
PSUs granted	1,715	—	—	—	1,715
PSUs released	(99)	—	(26)	(25)	(48)
PSUs canceled	(548)	(156)	(234)	(158)	—
Outstanding at June 29, 2019	2,197	54	221	254	1,667

Amortization of stock-based compensation related to PSUs in the three and six months ended June 29, 2019 was approximately $2.4 million and $4.1 million, respectively, and was approximately $2.6 million and $4.7 million in the corresponding periods of 2018, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):
-

	June 29, 2019	December 29, 2018
Stock-based compensation effects in inventory	$5,349	$4,750

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$663	$624	$1,201	$502
Research and development	6,127	4,192	9,730	8,516
Sales and marketing	2,099	3,046	3,646	5,944
General and administration	3,230	2,767	5,465	5,534
	$12,119	$10,629	$20,042	$20,496
Cost of revenue – amortization from balance sheet (1)	928	1,415	1,718	2,531
Total stock-based compensation expense	$13,047	$12,044	$21,760	$23,027

(1)	Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

15.    Income Taxes
Income taxes for the three and six months ended June 29, 2019 were a tax expense of $1.4 million and $1.6 million, respectively, on pre-tax losses of $112.3 million and $233.7 million, respectively. This compared to a tax benefit of $0.1 million and $0.8 million, respectively, on pre-tax losses of $22.1 million and $49.0 million for the three and six months ended June 30, 2018, respectively. Provision for income taxes increased by approximately $1.5 million in the three months ended June 29, 2019 as a result of higher foreign tax expense as compared to the corresponding period in 2018. Provision for income taxes increased by approximately $2.4 million during the six months ended June 29, 2019 compared to the corresponding period in 2018, as a result of additional foreign tax expense from the acquired entities.
The tax expense and benefit projected in the Company's effective tax rate primarily represents foreign taxes of the Company's overseas profitable subsidiaries, as well as the results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three and six months ended June 29, 2019.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At June 29, 2019, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the net deferred tax assets continued to be reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
The following table sets forth long-lived assets by geographic region (in thousands):

	June 29, 2019	December 29, 2018
United States	$120,691	$288,614
Other Americas	2,894	2,370
Europe, Middle East and Africa	24,800	38,273
Asia Pacific	10,825	13,563
Total property, plant and equipment, net	$159,210	$342,820

For information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.
17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning balance	$39,751	$30,848	$41,021	$30,909
Charges to operations	5,277	5,166	10,697	9,523
Utilization	(5,786)	(4,067)	(11,589)	(8,505)
Change in estimate(1)	4,904	(1,710)	4,017	(1,690)
Balance at the end of the period	$44,146	$30,237	$44,146	$30,237

(1)
The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair including product recalls. As the Company's products mature over time, failure rates and repair costs associated with such products generally decline leading to favorable changes in warranty reserves.

Letters of Credit and Bank Guarantees
The Company had $27.6 million of standby letters of credit and bank guarantees outstanding as of June 29, 2019 that consisted of $22.1 million related to customer performance guarantees, $1.4 million related to value added tax and customs licenses, $2.6 million related to property leases, $0.8 million related to restructuring plans, $0.5 million related to credit cards and $0.2 million related to suppliers. The Company had $30.0 million of standby letters of credit and bank guarantees outstanding as of December 29, 2018 that consisted of $23.4 million related to customer performance guarantees, $1.4 million related to a value added tax license, $2.9 million related to property leases, $1.8 million related to Coriant's pre-Acquisition restructuring plans and $0.5 million related to credit cards.
As of June 29, 2019 and December 29, 2018, the Company had a line of credit for approximately $1.6 million to support the issuance of letters of credit, of which zero been issued and outstanding for both periods. The Company has pledged approximately $4.9 million of assets of a subsidiary to secure this line of credit and other obligations as of each period ended June 29, 2019 and December 29, 2018.

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
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans for the three and six months ended June 29, 2019 consisted of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Service cost	$874	$1,230
Interest cost	662	1,033
Expected return on plan assets	(1,193)	(1,797)
Amortization of actuarial loss	409	827
Total net periodic benefit cost	$752	$1,293

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
19.    Litigation and Contingencies
Legal Matters
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “‘511 patent”) and 8,913,898 (the “’898 patent”) (collectively, the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company filed its answer to Oyster Optics' complaint on February 3, 2017. The Company filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S Patent and Trademark Office ("USPTO"). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of the ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint with the court, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, the Company filed an amended answer to include a license defense. On November 29, 2018, the Company filed a motion for summary judgment based on the license defense. The court issued a second Markman decision on May 3, 2019, in which the parties were ordered to schedule a mediation within 30 days of the decision. The parties participated in a mediation on May 16, 2019, but no settlement agreement was agreed upon. On June 12, 2019, the court held a hearing in connection with the license defense. On June 25, 2019, the court granted our Motion for Summary Judgment and on June 28, 2019, the court entered a final judgment for the Company. On July 22, 2019, Oyster filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.

On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit, and intends to defend this action vigorously. Because this action is in the very preliminary stages, the Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts infringement of U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Core Optical patent in suit, and intends to defend this action vigorously. The Company filed its answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, the Company filed a petition for IPR of the Core Optical patent in suit in the USPTO. Core Optical contacted the Company on July 19, 2018 to propose that the case be stayed pending the IPR. The Company agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to the Company's IPR petition. On January 14, 2019, the USPTO denied the Company's IPR petition, and on February 13, 2019, the Company filed a request for rehearing in the USPTO requesting reconsideration of the dismissal of the Company's IPR petition. The parties participated in mediation on March 15, 2019 and May 28, 2019. During the May 28 mediation, the Company agreed with Core Optical on the preliminary terms to settle the lawsuit and grant the Company a license to the Core Optical patent in suit and release of claims of past infringement. The parties are currently in the process of drafting a final settlement agreement. The Company has recorded a loss accrual during the three months ended June 29, 2019 based on the preliminary legal settlement with Core Optical.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 29, 2019 and December 29, 2018, the Company has accrued the estimated liabilities associated with certain loss contingencies. During the three months ended June 29, 2019, the Company recorded a reduction in revenue related to a loss accrual made for certain claims made by one of the Company’s customers.
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
20.    Subsequent Events
On August 1, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which the Company may draw upon from time to time. The Company may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. The Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility. The proceeds of the loans under the Credit Agreement may be used to pay the fees, costs, and expenses incurred in connection with the Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024.
Availability under the Credit Facility will be based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. Outstanding borrowings accrue interest at floating rates plus an applicable margin of 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans. The commitment fee payable on the unused portion of the Credit Facility is equal to 0.375% to 0.625% per annum based on utilization of the Credit Facility. The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Credit Agreement also contains customary covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Credit Agreement also contains a financial covenant that requires the Company to maintain a minimum amount of liquidity and customary events of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding our acquisition of Coriant, including our ability to realize significant synergies, anticipated strategic and financial benefits, and integration plans; the effects of seasonal patterns in our business; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; anticipated customer acceptance of our solutions; the impact of new customer network footprint on our gross margin; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on March 14, 2019. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third party components. Our portfolio includes systems that leverage our innovative optical engine technology comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including low cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. Over time, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.
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
In 2018, the majority of our product revenue was from transport systems built on the Infinite Capacity Engine (ICE), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”). In 2019, we announced our next-generation ICE6 technology featuring 800 gigabits per second (800G) waves and leading optical performance.
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
On August 1, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which the Company may draw upon from time to time. The Company may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. In addition, the Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility. The proceeds of the loans under the Credit Agreement may be used to pay the fees, costs, and expenses incurred in connection with the Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024.
Availability under the Credit Facility will be based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. Outstanding borrowings accrue interest at floating rates plus an applicable margin of 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans. The commitment fee payable on the unused portion of the Credit Facility is equal to 0.375% to 0.625% per annum based on utilization of the Credit Facility.
To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended June 29, 2019, one customer accounted for 13% of our total revenue and for the corresponding period in 2018, two customers individually accounted for 23% and 13% of our total revenue, respectively. For the six months ended June 29, 2019, one customer accounted for 12% of our total revenue and for the corresponding period in 2018, two customers individually accounted for 26% and 12% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC") regions. We sell our products both through our direct sales force and indirectly through channel partners.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended June 29, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Results of Operations
The results of operations for the three and six months ended June 29, 2019 reflected the inclusion of the Coriant business, which was acquired on October 1, 2018. The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	June 29, 2019		June 30, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$226,866	77%	$175,288	84%	$51,578	29%
Services	69,384	23%	32,939	16%	36,445	111%
Total revenue	$296,250	100%	$208,227	100%	$88,023	42%
Cost of revenue:
Product	$177,501	60%	$105,914	51%	$71,587	68%
Services	36,831	11%	13,039	6%	23,792	182%
Amortization of intangible assets	8,098	3%	4,943	2%	3,155	64%
Acquisition and integration costs	10,700	4%	—	—%	10,700	100%
Restructuring and related	1,864	1%	26	—%	1,838	NMF*
Total cost of revenue	$234,994	79%	$123,922	59%	$111,072	90%
Gross profit	$61,256	20.7%	$84,305	40.5%	$(23,049)	(27)%

	Six Months Ended
	June 29, 2019		June 30, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$449,873	76%	$346,917	84%	$102,956	30%
Services	139,084	24%	63,991	16%	75,093	117%
Total revenue	$588,957	100%	$410,908	100%	$178,049	43%
Cost of revenue:
Product	$335,318	57%	$208,238	51%	$127,080	61%
Services	73,507	12%	25,870	6%	47,637	184%
Amortization of intangible assets	16,350	3%	10,284	3%	6,066	59%
Acquisition and integration costs	12,764	2%	—	—%	12,764	100%
Restructuring and related	23,330	4%	43	—%	23,287	NMF*
Total cost of revenue	$461,269	78%	$244,435	60%	$216,834	89%
Gross profit	$127,688	21.7%	$166,473	40.5%	$(38,785)	(23)%
*NMF = Not meaningful

Revenue
Total product revenue increased by $51.6 million, or 29%, during the three months ended June 29, 2019 compared to the corresponding period in 2018. Total product revenue increased by $103.0 million, or 30%, during the six months ended June 29, 2019 compared to the corresponding period in 2018. The increase in revenue was principally driven by new Tier-1 and other service provider customers we gained as a result of the Acquisition.This increase was primarily offset by a revenue decline from our Cable and ICP verticals, whose spending tapered off in the first half of 2019 compared to strong spending in the first half of 2018 when we introduced our ICE4 products. In particular, spending from our largest Cable customer declined sharply in the first half of 2019 as compared to the year ago period. In addition, we recorded a revenue reduction of $8.1 million related to a loss accrual based on our agreement in the second quarter of fiscal 2019 to reimburse a customer for certain expenses incurred by them in connection with a network service outage that occurred during the fourth quarter of fiscal 2018.
Total services revenue increased by $36.4 million, or 111%, during the three months ended June 29, 2019 compared to the corresponding period in 2018 and by $75.1 million, or 117%, during the six months ended June 29, 2019 compared to the corresponding period in 2018. These increases were predominantly due to the Acquisition, as Coriant had a large installed base of customers and annual services revenue.
We expect our total revenue will be moderately higher in the third quarter of 2019 compared to the second quarter of 2019 driven primarily by higher revenue from ICP customers ordering our DCI solutions. In the third quarter of 2019, we expect revenue from other verticals to remain relatively flat compared to the second quarter of 2019, despite seasonal weakness that can occur during the summer months.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 29, 2019		June 30, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$133,213	45%	$120,988	58%	$12,225	10%
International	163,037	55%	87,239	42%	75,798	87%
	$296,250	100%	$208,227	100%	$88,023	42%
Total revenue by sales channel:
Direct	$241,017	81%	$195,624	94%	$45,393	23%
Indirect	55,233	19%	12,603	6%	42,630	338%
	$296,250	100%	$208,227	100%	$88,023	42%

	Six Months Ended
	June 29, 2019		June 30, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$265,734	45%	$250,013	61%	$15,721	6%
International	$323,223	55%	160,895	39%	162,328	101%
	$588,957	100%	$410,908	100%	$178,049	43%
Total revenue by sales channel:
Direct	$489,213	83%	$384,086	93%	$105,127	27%
Indirect	99,744	17%	26,822	7%	72,922	272%
	$588,957	100%	$410,908	100%	$178,049	43%

Domestic revenue increased by $12.2 million, or 10%, during the three months ended June 29, 2019 compared to the corresponding period in 2018 and by $15.7 million, or 6%, during the six months ended June 29, 2019 compared to the corresponding period in 2018. Domestic revenue benefited from the inclusion of Coriant’s U.S.-based customers, but was heavily offset by a decline in our Cable business driven by our largest Cable customer slowing its spend and a year-over-year decline in ICP revenue. As evidenced by our expectation of sequential domestic growth from ICP's in the third quarter, we believe our ICP business will recover in the upcoming quarters primarily driven by the continued ramp of business with a new large ICP customer.
International revenue increased by $75.8 million, or 87%, during the three months ended June 29, 2019 and by $162.3 million, or 101%, during the six months ended June 29, 2019 compared to the corresponding periods in 2018. Revenue grew in these periods for all of our major sales regions: EMEA, APAC and Other Americas. This growth resulted primarily from the inclusion of Coriant, whose historical revenue split was weighted more internationally. In particular we enjoyed strong growth in APAC and Other Americas as a result of consistent spending from historical customers and the acquisition of new customers as well as initial spend from several new customers in APAC. Indirect revenue has increased significantly since the Acquisition due to higher utilization of partners to drive sales, mainly in APAC.
Amortization of Intangible Assets
Amortization of intangible assets increased by $3.2 million and by $6.1 million during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018 due to the increase in intangible assets stemming from the Acquisition.
Acquisition and Integration Costs
Acquisition and integration costs were $10.7 million and $12.8 million during the three and six months ended June 29, 2019, respectively, attributable to one-time investments to both build common platforms and establish better cost structure for the combined business. The increase in costs during the three months ended June 29, 2019 was primarily related to costs associated with the transition of our Berlin, Germany manufacturing facility to a third-party manufacturer and one-time costs associated with renegotiating an agreement with an outside party that historically provided engineering consulting services for Coriant.
Restructuring and Related
Restructuring and related costs increased by $1.8 million and by $23.3 million during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018. The increases were primarily due to severance and related expenses associated with the planned closure of our Berlin, Germany manufacturing facility. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cost of Revenue and Gross Margin
Gross margin was 20.7% and 21.7% during the three and six months ended June 29, 2019, respectively down from 40.5% in both the three and six months ended June 30, 2018, driven primarily by restructuring and integration-related costs along with a less favorable customer and product mix.
We currently expect that gross margin in the third quarter of 2019 will be slightly higher than that of the second quarter of 2019. In the third quarter, we expect that lower integration costs and a lower fixed cost structure within our services and manufacturing organizations will positively impact gross margin. We expect this impact will be partially offset by significant growth from a new customer, which initially carries lower average gross margins than the corporate average, and several new footprint deployments from certain large customers that are initially expected to generate lower margins. Over time, we anticipate gross margin will steadily improve and we remain committed to lowering the cost structure of the overall company by driving cost synergies and by leveraging vertical integration across the combined company’s full solution set.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 29, 2019		June 30, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$73,937	25%	$56,158	27%	$17,779	32%
Sales and marketing	37,651	13%	28,234	14%	9,417	33%
General and administrative	35,672	13%	18,365	9%	17,307	94%
Amortization of intangible assets	6,745	2%	1,487	—%	5,258	354%
Acquisition and integration costs	12,164	4%	—	—%	12,164	100%
Restructuring and related	3,471	—%	1,680	1%	1,791	107%
Total operating expenses	$169,640	57%	$105,924	51%	$63,716	60%

	Six Months Ended
	June 29, 2019		June 30, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$147,597	25%	$114,839	27%	$32,758	29%
Sales and marketing	77,688	13%	57,119	14%	20,569	36%
General and administrative	68,716	12%	36,201	9%	32,515	90%
Amortization of intangible assets	13,802	2%	3,094	1%	10,708	346%
Acquisition and integration costs	19,298	3%	—	—%	19,298	100%
Restructuring and related	20,659	4%	1,517	1%	19,142	NMF*
Total operating expenses	$347,760	59%	$212,770	52%	$134,990	63%

*NMF = Not meaningful

Research and Development Expenses
Research and development expenses increased by $17.8 million, or 32%, and by $32.8 million, or 29%, during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018. The increases for both periods of 2019 were primarily due to the addition of headcount in connection with the Acquisition. Overall research and development expenses increased at a much lower rate than overall revenue growth primarily due to headcount and other cost reductions that have been undertaken since the Acquisition closed in the fourth quarter of 2018. Somewhat offsetting these cost reductions in both periods were higher investments in our PIC and DSP capabilities to support our next generation of vertically integrated technologies.

Sales and Marketing Expenses
Sales and marketing expenses increased by $9.4 million, or 33%, and by $20.6 million, or 36%, during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018. The increase in sales and marketing expenses during both periods in 2019 were primarily attributable to the addition of headcount in connection with the Acquisition. In addition, we had higher commission expenses attributable to higher revenue. These increases were slightly offset by lower lab trial and demo expenses as we supported a higher volume of customer demand with more efficient utilization of inventory in trials. Sales and marketing expenses grew at a slower rate than overall revenue primarily attributable to headcount and other cost reductions since the Acquisition closed in the fourth quarter of 2018.
General and Administrative Expenses
General and administrative expenses increased $17.3 million, or 94%, and by $32.5 million, or 90%, during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018. The increases during both periods in 2019 were primarily due to the addition of headcount in connection with the Acquisition and higher outside professional services costs to support the integration of the combined business. The increase is also driven by a charge related to a preliminary legal settlement in the second quarter of 2019.
Amortization of Intangible Assets
Amortization of intangible assets increased by $5.3 million and by $10.7 million during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018 due to the increase in intangible assets from the Acquisition during the fourth quarter of 2018.
Acquisition and Integration Costs
Acquisition and integration costs were $12.2 million and $19.3 million during the three and six months ended June 29, 2019, respectively, attributable to one-time systems and headcount investments to build a unified IT infrastructure, common platforms and better cost structure for the combined business after the acquisition. The increase in costs during the three months ended June 29, 2019 was attributable to higher IT-related costs to support the transition of the combined companies to a single ERP system and a higher accrual for bonuses related to achieving integration milestones.
Restructuring and Related
Restructuring and related costs increased by $1.8 million and $19.1 million during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018. The increases in both periods were primarily due to accelerated amortization on cease use facility charges upon adoption of Topic 842. We also incurred severance and related charges of $2.4 million and $8.2 million during the three and six months ended June 29, 2019, respectively, compared to $0.9 million and $1.8 million during the three and six months ended June 30, 2018, respectively. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense), Net

	Three Months Ended
	June 29, 2019	June 30, 2018	Change	% Change

	(In thousands)
Interest income	$183	$629	$(446)	(71)%
Interest expense	(7,280)	(2,501)	(4,779)	191%
Other gain (loss), net	3,210	1,429	1,781	125%
Total other expense, net	$(3,887)	$(443)	$(3,444)	777%

	Six Months Ended
	June 29, 2019	June 30, 2018	Change	% Change

	(In thousands)
Interest income	$949	$1,526	$(577)	(38)%
Interest expense	(14,843)	(6,184)	(8,659)	140%
Other gain (loss), net	287	1,935	(1,648)	(85)%
Total other expense, net	$(13,607)	$(2,723)	$(10,884)	400%
Interest income during the three and six months ended June 29, 2019 decreased by $0.4 million and $0.6 million, respectively, compared to the corresponding periods in 2018 primarily due to lower average cash and investment balances in the first half of 2019 as a result of utilization of cash in operations. Interest expense during the three and six months ended June 29, 2019 increased by $4.8 million and by $8.7 million, respectively, compared to the corresponding periods in 2018 primarily resulting from higher amortization of debt discount and debt issuance costs on the current convertible debt due to a higher underlying principle. The change in other gain (loss), net, during the three and six months ended June 29, 2019, respectively, compared to the corresponding periods in 2018 was primarily due foreign exchange losses related to the subsidiary's revaluation of foreign currency into functional currency and gain on non-marketable equity investment.
Income Tax Benefit/Expense
Income taxes during the three and six months ended June 29, 2019 included a tax expense of $1.4 million and $1.6 million, respectively, on pre-tax losses of $112.3 million and $233.7 million, respectively. This compares to a tax benefit of $0.1 million and $0.8 million, on pre-tax losses of $22.1 million and $49.0 million, respectively, during the three and six months ended June 30, 2018, respectively. Provision for income taxes increased by $1.5 million and by $2.4 million during the three and six months ended June 29, 2019, respectively, as a result of additional foreign tax expense related to the results of operations from the entities from the Acquisition.

Liquidity and Capital Resources

	Six Months Ended
	June 29, 2019	June 30, 2018

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(119,967)	$(7,118)
Investing activities	$310	$96,737
Financing activities	$15,874	$(139,898)

	June 29, 2019	December 29, 2018

	(In thousands)
Cash and cash equivalents	$109,034	$202,954
Investments	1,497	26,511
Restricted cash	29,487	39,383
	$140,018	$268,848
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
Operating Activities
Net cash used in operating activities during the six months ended June 29, 2019 was $120.0 million compared to $7.1 million for the corresponding period in 2018.
Net loss adjusted for non-cash items was $100.6 million during the six months ended June 29, 2019 compared to $13.2 million for the corresponding period in 2018, reflecting a higher net loss in 2019.
Net cash used to fund working capital was $19.4 million during the six months ended June 29, 2019. Accounts receivable decreased by $55.2 million commensurate with lower revenue and due to collection efforts on certain customer deals from the acquired Coriant business. Inventory increased by $30.6 million as we built buffer inventory to reduce risk related to revenue plan execution and in preparation for the transition of our Berlin, Germany manufacturing facility to a third-party manufacturer. Accounts payable increased by $4.7 million largely to support the increase in inventory and were primarily offset by payment of overdue accounts associated with the acquired Coriant business. Prepaid and other assets increased by $31.0 million primarily due to payment of income taxes, deposits with contract manufacturers and growth in unbilled receivables. Deferred revenue decreased by $12.3 million due to the recognition of revenue on maintenance services provided to our customers, which are typically contracted on an annual or multi-year basis.
Net cash used to fund working capital was $20.3 million during the six months ended June 30, 2018. Accounts receivable increased by $ 22.0 million primarily attributable to higher revenue levels during the first half of 2018 and the timing of invoicing. Inventory increased by $8.7 million to address strong customer demand for our new products, while decreasing the inventory levels of our prior generation products. Accounts payable increased by $ 24.5 million primarily reflecting increased inventory purchases and timing of payments. Accrued liabilities and other expenses decreased by $14.6 million primarily due to lower restructuring liabilities resulting from payments and changes in estimates. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Deferred revenue increased $2.4 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of Topic 606.

Investing Activities
Net cash provided by investing activities during the six months ended June 29, 2019 was $0.3 million as compared to net cash provided by investing activities of $96.7 million in the corresponding period in 2018. Investing activities during the six months ended June 29, 2019 included proceeds of $25.1 million associated with maturities of investments and capital expenditures of $15.8 million. Additionally, $10.0 million held in escrow related to the Acquisition was released due to the absence of underlying claims during the six months ended June 29, 2019 and $1.0 million was received from sale of non-marketable equity investment. Investing activities during the six months ended June 30, 2018 included net proceeds of $118.2 million associated with purchases and maturities of investments and capital expenditures of $21.5 million.
Financing Activities
Net cash provided by financing activities during the six months ended June 29, 2019 was $15.9 million compared to net cash used in financing activities of $139.9 million in the corresponding period of 2018. Financing activities during the six months ended June 29, 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities. Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan and minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units. Additionally, financing activities during the six months ended June 30, 2018 included repayment of $150 million associated with 1.75% Convertible Senior Notes.
Liquidity
We believe that our current cash, cash equivalents and investments, along with the Credit Facility we entered into with Wells Fargo Bank and the committed funding from a third party contract manufacturer related to the planned closure of our Berlin, Germany manufacturing facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the interest payments on the 2024 Notes for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 29, 2019, long-term debt, net, was $276.1 million, which represents the liability component of the $402.5 million principal balance, net of $126.4 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of June 29, 2019, contractual obligations related to the 2024 Notes are payments of $8.6 million due each year from 2020 through 2023 and $406.8 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 13, “Debt” to the Notes to Condensed Consolidated Financial Statements.
As of June 29, 2019, we had $110.5 million of cash, cash equivalents and short-term investments, including $64.3 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of June 29, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes to our market risk during the three months ended June 29, 2019.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On November 23, 2016, Oyster Optics, LLC (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the "'327 patent"), 8,374,511 (the "'511 patent") and 8,913,898 (the "'898 patent") (collectively, the asserted patent are referred to herein as the “Oyster Optics patents in suit”). The complaint seeks unspecified damages and a permanent injunction. We filed our answer to Oyster Optics' complaint on February 3, 2017. We filed two petitions for Inter Partes Review (“IPR”) of the '898 patent with the U.S. Patent and Trademark Office ("USPTO"). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of the ‘898 patent but denied IPR petitions in connection with the ‘327 patent. A Markman decision was issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case. On May 15, 2018, Oyster Optics filed a new patent infringement complaint with the court, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, U.S. Patent No. 9,749,040 and the ‘898 patent. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. A case management conference was held on September 11, 2018, and the court set a trial date for November 4, 2019. On October 26, 2018, we filed an amended answer to include a license defense. On November 29, 2018, we filed a motion for summary judgment based on the license defense. The court issued a second Markman decision on May 3, 2019, in which the parties were ordered to schedule a mediation within 30 days of the decision. The parties participated in a mediation on May 16, 2019, but no settlement agreement was agreed upon. On June 12, 2019, the court held a hearing in connection with the license defense. On June 25, 2019, the court granted our Motion for Summary Judgment and on June 28, 2019, the court entered a final judgment for us. On July 22, 2019, Oyster filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On July 29, 2019, Oyster Optics filed a third complaint against us, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that it does not infringe any valid and enforceable claim of the Oyster III patent in suit, and intend to defend this action vigorously. Because this action is in the very preliminary stages, we are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts infringement of U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Core Optical patent in suit, and intend to defend this action vigorously. We filed our answer to Core Optical's complaint on September 25, 2017. A Markman hearing was held on May 9, 2018 and the court has set a trial for March 2019. On June 14, 2018, we filed a petition for IPR of the Core Optical patent in suit in the USPTO. Core Optical contacted us on July 19, 2018 to propose that the case be stayed pending the IPR. We agreed to Core Optical’s proposal, and the parties filed a joint motion to stay, which the court granted on July 31, 2018. On October 17, 2018, Core Optical filed a response to our IPR petition. On January 14, 2019, the USPTO denied our IPR petition, and on February 13, 2019, we filed a request for rehearing in the USPTO requesting reconsideration of the dismissal of our IPR petition. The parties participated in mediation on March 15, 2019 and May 28, 2019. During the May 28 mediation, we agreed with Core Optical on the preliminary terms to settle the lawsuit and grant us a license to the Core Optical patent in suit and release of claims of past infringement. The parties are currently in the process of drafting a final settlement agreement.
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
We will be required to devote significant management attention and resources to integrating the business and operations of Coriant in order to realize the anticipated strategic and financial benefits of the Acquisition. Potential difficulties we may encounter in the integration process include the following:

•	the loss of customers or suppliers as a result of such parties deciding not to continue business at the same or similar levels with us after the Acquisition;

•
challenges associated with operating the combined business in markets and geographies in which we have not historically operated in since Coriant's operations are more widely distributed around the globe than our current operations;

•	difficulty integrating our direct sales and distribution channels with Coriant’s to effectively sell the products and services of the combined company;

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
We may not be able to generate sufficient cash flow to make anticipated capital expenditures or to enable us to service the 2024 Notes. For example, in each of the fiscal quarters after the Acquisition, the combined company had a net loss and negative cash flows. In addition, we expect to incur losses over the next few quarters as we continue to integrate Coriant with our operations. Our ability to pay our expenses, satisfy the 2024 Notes and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, regulatory and other factors beyond our control, and our ability to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service the 2024 Notes or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or obtain additional financing. For example, in August 2019 we completed the Credit Facility with Wells Fargo Bank to provide additional working capital flexibility to manage our business. For additional risk related to the 2024 Notes, please see “Risk Related to our 2024 Notes” below.
Our business relationships, those of Coriant or the combined company may be subject to disruption due to uncertainty associated with the Acquisition.
Parties with which we or Coriant do business may experience uncertainty associated with the Acquisition, including with respect to current or future product roadmaps of the combined company. Our and Coriant’s business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relations with us or Coriant, as the case may be, will not be adversely impacted as a result of the Acquisition or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the combined company as a result of the Acquisition. For example, a number of Coriant’s customers deferred purchase orders with Coriant pending announcement of a strategic transaction, and there can be no assurance that all of those customers will ultimately submit such purchase orders now that the Acquisition has been consummated. Any such failure to submit such purchase orders, or any of these other disruptions could have a material adverse effect on our business, financial condition, or results of operations and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisition. In addition, in August 2019, we migrated to an integrated enterprise resource planning (“ERP”) system, which may cause us to experience operating or reporting disruptions during the course of utilizing and integrating the new ERP system, including disruptions in our ability to deliver and bill for customer shipments, project our inventory requirements, and manage our supply chain. The risks and adverse effects of such disruptions could have a negative effect on our stock price.

If we are unable to maintain effective internal control over financial reporting for the combined companies, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
Prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems. We have been integrating our internal controls over financial reporting and moving the companies to a single ERP system. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the business processes and technical challenges faced by moving to a single ERP system. In addition, Coriant as a private company has not historically had to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and their accounting systems and processes will need to be integrated into one system and in compliance in 2019. If we are unable to implement and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.
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
Because our products are based on complex technologies, including, in many cases, the development of next-generation PICs, DSPs and specialized ASICs (key components of our optical engines), and also may depend on technologies from outside suppliers, we may experience unanticipated delays in developing, improving, manufacturing or deploying these products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.
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

While our revenue and customer base are more diversified as a result of the Acquisition, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first half of fiscal 2019, our top five customers accounted for approximately 29% of our total revenue. For fiscal year 2018, our top five customers accounted for approximately 42% of our total revenue. For fiscal year 2017, our top five customers accounted for approximately 44% of our total revenue. Included in these five customers for fiscal year 2017 is one customer that completed a merger in late 2017, which was a combination of two of our historically larger customers. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Increased consolidation among our customers and suppliers in the communications networking industry has had and could continue to have an adverse affect our business and results of operations.
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
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 20.8% to 40.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

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
In December 2018, we implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of our operations and ongoing integration synergies in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, we hope to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. For example, in March 2019, we agreed to transfer our manufacturing operations in Berlin, Germany to a contract manufacturer and close the site during the third quarter of 2019. We may not fully realize all the projected cost savings from the closure of this site, which would harm our business. In addition, any disruptions in the smooth transition to a third party manufacturer could damage customer relations and harm our ability to achieve our financial plans.
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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. For example, in August 2019, we announced the appointment of our new Chief Financial Officer to replace our current Chief Financial Officer who had previously announced his intention to depart during the third quarter of 2019. In addition, as a result of the Acquisition, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
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
In addition to our current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in the third quarter of fiscal 2019, Cisco Systems announced its intention to acquire optical communications supplier Acacia Communications.
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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. We have agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis, and continue to reduce our costs.
We are dependent on sole source and limited source suppliers for several key components, and if we fail to obtain these components on a timely basis, we will not meet our customers’ product delivery requirements.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable timeframe to be able to operate our business, or at all.
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
We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthened in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.
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
Our business requires significant capital. For example, in August 2019 we completed a Credit Facility with Wells Fargo to provide additional capital to manage our business. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Item 1, "Legal Proceedings," contained in Part II of this report.
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

•	mergers and acquisitions by us (including the Acquisition), by our competitors or by our customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole, including global trade tarrifs; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
Sales of our products into international markets are an important part of our business and will be increasingly important given Coriant's international revenue mix. During the first half of fiscal 2019, fiscal 2018 and fiscal 2017, we derived approximately 55%, 39% and 42%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.

We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, China, Germany, India, Portugal and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency. As a result of the Acquisition, we now have sales and support personnel in a greater number of geographical locations throughout Asia (including China) and EMEA (with offices in the Middle East).
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
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;

•	changes to the financial accounting rules for income taxes;

•	the tax effects of acquisitions; and

•	the resolution of issues arising from tax audits.
The U.S. enacted significant tax reform under the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act). The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. In December 2017, the FCC voted to roll back its 2015 order regulating broadband Internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision repeals net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of Internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or impede investment in network infrastructures. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition.For example, in 2018 and 2019, the United States imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales. At this time, it remains unclear what additional actions, if any, will be taken by the governments of the United States or China with respect to such trade and tariff matters.
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

Our ability to meet our payment obligations under our debt instruments, including the 2024 Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, in each of the fiscal quarters after the Acquisition, the combined company had a significant net loss and negative cash flows. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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

Item 6.	Exhibits

Exhibit No.	Description
10.1	Offer Letter between Infinera Corporation and David L. Teichmann dated March 18, 2019.

10.2
Infinera Corporation Amended and Restated 2007 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 23, 2019.

10.3
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 23, 2019.

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Infinera Corporation

By:	/s/ BRAD D. FELLER
Brad D. Feller Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 8, 2019