Form 10-Q
period 2019-09-28
INFINERA Corp
filed 2019-11-12
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33486
INFINERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Caspian Court
Sunnyvale,	California	94089
(Address of principal executive offices)		(Zip Code)
(408) 572-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common shares, par value $0.001 per share	INFN	The Nasdaq Global Select Market
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

As of November 8, 2019, 180,802,595 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 28, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$94,804	$202,954
Short-term investments	—	26,511
Short-term restricted cash	—	13,229
Accounts receivable, net of allowance for doubtful accounts of $2,382 in 2019 and $3,680 in 2018	284,448	317,115
Inventory	324,845	311,888
Prepaid expenses and other current assets	118,502	85,400
Total current assets	822,599	957,097
Property, plant and equipment, net	156,570	342,820
Operating lease right-of-use assets	69,233	—
Intangible assets	184,183	233,119
Goodwill	234,485	227,231
Long-term restricted cash	25,826	26,154
Other non-current assets	13,375	14,849
Total assets	$1,506,271	$1,801,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,641	$191,187
Accrued expenses and other current liabilities	160,747	131,891
Accrued compensation and related benefits	88,693	71,152
Short-term debt, net	6,939	—
Accrued warranty	22,437	20,103
Deferred revenue	72,870	88,534
Total current liabilities	558,327	502,867
Long-term debt, net	318,916	266,929
Long-term financing lease obligations	1,259	193,538
Accrued warranty, non-current	21,900	20,918
Deferred revenue, non-current	32,750	31,768
Deferred tax liability	9,146	13,347
Operating lease liabilities	65,142	—
Other long-term liabilities	72,132	68,082
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 28, 2019 and December 29, 2018
Issued and outstanding shares – 180,595 as of September 28, 2019 and 175,452 as of December 29, 2018	181	175
Additional paid-in capital	1,729,875	1,685,916
Accumulated other comprehensive loss	(50,060)	(25,300)
Accumulated deficit	(1,253,297)	(956,970)
Total stockholders' equity	426,699	703,821
Total liabilities and stockholders’ equity	$1,506,271	$1,801,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Product	$253,754	$167,030	$703,627	$513,947
Services	71,587	33,383	210,671	97,374
Total revenue	325,341	200,413	914,298	611,321
Cost of revenue:
Cost of product	186,205	112,276	521,523	320,514
Cost of services	34,866	13,075	108,373	38,945
Amortization of intangible assets	7,796	4,876	24,146	15,160
Acquisition and integration costs	8,447	—	21,211	—
Restructuring and related	1,198	7	24,528	50
Total cost of revenue	238,512	130,234	699,781	374,669
Gross profit	86,829	70,179	214,517	236,652
Operating expenses:
Research and development	71,748	50,658	219,345	165,497
Sales and marketing	35,756	24,439	113,444	81,558
General and administrative	27,621	16,515	96,337	52,716
Amortization of intangible assets	6,861	1,467	20,663	4,561
Acquisition and integration costs	11,962	2,067	31,260	2,067
Restructuring and related	2,168	191	22,827	1,708
Total operating expenses	156,116	95,337	503,876	308,107
Loss from operations	(69,287)	(25,158)	(289,359)	(71,455)
Other income (expense), net:
Interest income	131	292	1,080	1,818
Interest expense	(7,868)	(2,160)	(22,711)	(8,344)
Other gain (loss), net	(6,195)	(5,449)	(5,908)	(3,514)
Total other income (expense), net	(13,932)	(7,317)	(27,539)	(10,040)
Loss before income taxes	(83,219)	(32,475)	(316,898)	(81,495)
Provision for (benefit from) income taxes	1,548	135	3,126	(667)
Net loss	(84,767)	(32,610)	(320,024)	(80,828)
Net loss per common share:
Basic	$(0.47)	$(0.21)	$(1.79)	$(0.53)
Diluted	$(0.47)	$(0.21)	$(1.79)	$(0.53)
Weighted average shares used in computing net loss per common share:
Basic	179,988	153,492	178,357	152,028
Diluted	179,988	153,492	178,357	152,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(84,767)	$(32,610)	$(320,024)	$(80,828)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale investments	2	175	91	274
Foreign currency translation adjustment	(10,525)	2,069	(18,031)	(26,242)
Tax related to available-for-sale investment	—	(45)	—	(71)
Actuarial gain on pension liabilities	(7,301)	—	(6,820)	—
Net change in accumulated other comprehensive loss	(17,824)	2,199	(24,760)	(26,039)
Comprehensive loss	$(102,591)	$(30,411)	$(344,784)	$(106,867)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 29, 2019	179,339	$179	$1,715,657	$(32,236)	$(1,168,530)	$515,070
ESPP shares issued	1,073	1	4,311			4,312
Shares withheld for tax obligations	(13)	—	(39)	—	—	(39)
Restricted stock units released	196	1	—	—	—	1
Stock-based compensation	—	—	9,946	—	—	9,946
Other comprehensive loss	—	—	—	(17,824)	—	(17,824)
Net loss	—	—	—	—	(84,767)	(84,767)
Balance at September 28, 2019	180,595	$181	$1,729,875	$(50,060)	$(1,253,297)	$426,699

	Nine Months Ended September 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	2,898	3	12,049	—	—	12,052
Shares withheld for tax obligations	(93)	—	(393)	—	—	(393)
Restricted stock units released	2,338	3	(2)	—	—	1
Stock-based compensation	—	—	32,305	—	—	32,305
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(24,760)	—	(24,760)
Net loss	—	—	—	—	(320,024)	(320,024)
Balance at September 28, 2019	180,595	$181	$1,729,875	$(50,060)	$(1,253,297)	$426,699

	Three Months Ended September 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	152,940	$153	$1,450,136	$(21,984)	$(790,893)	$637,412
Stock options exercised	3	—	20	—	—	20
Shares withheld for tax obligations	(13)	—	(129)	—	—	(129)
Restricted stock units released	153	—	—	—	—	—
Stock-based compensation	—	—	10,972	—	—	10,972
Other comprehensive income	—	—	—	2,199	—	2,199
Net loss	—	—	—	—	(32,610)	(32,610)
Balance at September 29, 2018	153,988	$154	$1,547,451	$(19,785)	$(823,503)	$704,317

	Nine Months Ended September 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365
Stock options exercised	229	1	1,701	—	—	1,702
ESPP shares issued	2,189	2	15,990	—	—	15,992
Shares withheld for tax obligations	(102)	—	(1,093)	—	—	(1,093)
Restricted stock units released	2,201	2	(2)	—	—	—
Stock-based compensation	—	—	33,966	—	—	33,966
Cumulative-effect adjustment from adoption of Topic 606	—	—	—	—	15,406	15,406
Other comprehensive loss	—	—	—	(26,039)	—	(26,039)
Net loss	—	—	—	—	(80,828)	(80,828)
Balance at September 29, 2018	153,988	$154	$1,547,451	$(19,785)	$(823,503)	$704,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities:
Net loss	$(320,024)	$(80,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,181	50,339
Non-cash restructuring charges and related (credits)	22,236	(81)
Amortization of debt discount and issuance costs	14,107	6,752
Operating lease expense	31,263	—
Impairment of non-marketable equity investment	—	4,260
Stock-based compensation expense	31,565	34,394
Other loss	579	(836)
Changes in assets and liabilities:
Accounts receivable	27,521	(27,728)
Inventory	(23,339)	(926)
Prepaid expenses and other assets	(53,470)	294
Accounts payable	16,487	26,254
Accrued liabilities and other expenses	12,807	(30,754)
Deferred revenue	(8,073)	(8,669)
Net cash used in operating activities	(157,160)	(27,529)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	—	(2,986)
Proceeds from sales of available-for-sale investments	—	53,039
Proceeds from sale of non-marketable equity investments	1,009	1,050
Proceeds from maturities of investments	26,584	98,112
Acquisition of business, net of cash acquired	(10,000)	—
Proceeds from sale of assets	778	—
Purchase of property and equipment	(28,331)	(27,027)
Net cash provided by (used in) investing activities	(9,960)	122,188
Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	37,334	391,431
Payment of debt issuance cost	(124)	—
Purchase of capped call transactions	—	(48,880)
Repayment of debt	(197)	(150,000)
Proceeds from issuance of common stock	12,053	17,693
Minimum tax withholding paid on behalf of employees for net share settlement	(393)	(1,093)
Net cash provided by financing activities	48,673	209,151
Effect of exchange rate changes on cash and restricted cash	(3,260)	(3,054)
Net change in cash, cash equivalents and restricted cash	(121,707)	300,756
Cash, cash equivalents and restricted cash at beginning of period	242,337	121,486
Cash, cash equivalents and restricted cash at end of period(1)	$120,630	$422,242
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$15,924	$3,320
Cash paid for interest	$13,369	$1,332

Supplemental schedule of non-cash investing and financing activities:
Third party manufacturer funding for transfer expenses incurred	$6,541	$—
Unpaid debt issuance cost	$1,931	$—
Transfer of inventory to fixed assets	$2,440	$1,165
0

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	September 28, 2019	September 29, 2018

	(In thousands)
Cash and cash equivalents	$94,804	$416,406
Short-term restricted cash	—	402
Long-term restricted cash	25,826	5,434
Total cash, cash equivalents and restricted cash	$120,630	$422,242

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
The Company reclassified certain amounts reported in previous periods to conform to the current presentation. Effective for the fourth quarter of 2018, the Company elected to present amortization of intangible assets and acquisition and integration costs as separate line items within cost of revenue and operating expenses. As a result, the costs previously reflected in cost of revenue and operating expenses were reclassified to amortization of intangible assets and acquisition and integration costs within total cost of revenue and total operating expenses. Prior period amounts have been revised to conform to the current period presentation. This change in presentation does not affect the Company's total cost of revenue or total operating expenses.

The following tables show reclassified amounts to conform to the current period's presentation (in thousands):

	Three Months Ended September 29, 2018
	Previously Reported	Change in Presentation Reclassification	Current Presentation
Cost of revenue:
Cost of product	$117,152	$(4,876)	$112,276
Cost of services	13,075	—	13,075
Amortization of intangible assets(1)	—	4,876	4,876
Restructuring and related	7	—	7
Total	$130,234	$—	$130,234

Operating expenses:
Research and development	$50,658	$—	$50,658
Sales and marketing	26,073	(1,634)	24,439
General and administrative	18,415	(1,900)	16,515
Amortization of intangible assets(1)	—	1,467	1,467
Acquisition and integration costs(1)	—	2,067	2,067
Restructuring and related	191	—	191
Total	$95,337	$—	$95,337

	Nine Months Ended September 29, 2018
	Previously Reported	Change in Presentation Reclassification	Current Presentation
Cost of revenue:
Cost of product	$335,674	$(15,160)	$320,514
Cost of services	38,945	—	38,945
Amortization of intangible assets(1)	—	15,160	15,160
Restructuring and related	50	—	50
Total	$374,669	$—	$374,669

Operating expenses:
Research and development	$165,497	$—	$165,497
Sales and marketing	86,286	(4,728)	81,558
General and administrative	54,616	(1,900)	52,716
Amortization of intangible assets(1)	—	4,561	4,561
Acquisition and integration costs(1)	—	2,067	2,067
Restructuring and related	1,708	—	1,708
Total	$308,107	$—	$308,107

(1)	These lines were not previously reported in the consolidated statements of operations.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended September 28, 2019, one customer accounted for 15% of the Company's total revenue and for the corresponding period in 2018, two customers individually accounted for 17% and 14% of the Company's total revenue, respectively. For the nine months ended September 28, 2019, one customer accounted for 13% of the Company's total revenue and for the corresponding period in 2018, two customers individually accounted for 22% and 14% of the Company's total revenue, respectively.

There have been no material changes in the Company’s significant accounting policies for the nine months ended September 28, 2019 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, with the exception of the Company's lease accounting policy. Effective December 30, 2018, the Company adopted Accounting Standards Update 2016-02, “Leases (Topic 842)” ("Topic 842"). See Note 3, “Leases” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of the adoption of these standards on the Company's policy for leases.

2.	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In July 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2019-07, "Codification Updates to SEC Sections" (“ASU 2019-07”). This update amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the changes that ASU 2019-07 requires is a presentation of changes in stockholders’ equity in the form of a reconciliation, either as a separate financial statement or in the notes to the financial statements, for the current and comparative year-to-date interim periods. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on December 30, 2018. The additional elements of ASU 2019-07 did not have a material impact on the Company's Consolidated Financial Statements. This guidance was effective immediately upon issuance.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). This update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. The Company adopted ASU 2018-15 in the first quarter of 2019. The Company's adoption of ASU 2018-15 during its first quarter of 2019 did not have a significant impact on its consolidated financial statements.
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This update eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The Company elected to early adopt the standard prospectively during its first quarter of 2019 and the adoption of the standard did not have any impact on its consolidated financial statements.
In February 2016, the FASB issued Topic 842, which amends the existing accounting standards for leases. This new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to December 30, 2018. The Company also elected to combine its lease and non-lease components and not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease terms and assessing impairment of ROU assets.

Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). This update eliminates, adds and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 is effective for the Company in its first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2018-14 would have on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Company in its first quarter of 2020 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. The Company is currently evaluating the impact the adoption of ASU 2018-13 would have on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) further amended by Accounting Standards Update No. 2019-04 issued in April 2019 and Accounting Standards Update No. 2019-05 issued in May 2019, which require measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-13, ASU 2019-04 and ASU 2019-05 would have on its consolidated financial statements.

3.    Leases
Effective December 30, 2018, the Company adopted Topic 842 utilizing the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated.
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years.
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease ROU assets, accrued expenses and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued expenses and finance lease liabilities on the Company's consolidated balance sheets.
    Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company rents or subleases certain real estate under agreements that are classified as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).

Adoption of Topic 842
The primary impact for the Company was the balance sheet recognition of operating lease ROU assets and operating lease liabilities. In addition, the Company's financing lease obligations that historically did not qualify for sale leaseback accounting under ASC 840-40, “Leases - Sale-Leaseback Transactions” (“ASC 840-40”) now meet the criteria for sale under Topic 842 and are recorded as operating leases. As a result, the Company reclassified financing liabilities of $198.3 million from accrued expenses and long-term financing lease obligations and assets of $174.6 million from property, plant and equipment, net, to $23.8 million accumulated deficit adjustment reflecting the cumulative effect of an accounting change related to the sale-leasebacks.
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

The Company has operating leases for real estate and automobiles. During the three months ended September 28, 2019, operating lease expense was approximately $8.0 million (including $1.5 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). During the nine months ended September 28, 2019, operating lease expense was approximately $31.3 million (including $11.9 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the three and nine months ended September 28, 2019.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of September 28, 2019 (in thousands):

Remainder of 2019	$6,727
2020	23,475
2021	17,081
2022	14,655
2023	11,780
Thereafter	45,297
Total lease payments	$119,015
Less: interest(1)	35,709
Present value of lease liabilities	$83,306
(1)    Calculated using the interest rate for each lease.

The following table presents supplemental information for the nine months ended September 28, 2019 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	5.88
Weighted average discount rate	8.83%
Cash paid for amounts included in the measurement of lease liabilities	$20,058
Operating cash flow from operating leases	$20,058
Leased assets obtained in exchange for new operating lease liabilities	$18,088

ASC 840-40 Disclosures
The following table presents future minimum lease payments related to the non-cancelable portion of operating leases as of December 29, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease payments	$18,352	$14,047	$7,888	$5,926	$4,905	$18,303	$69,421

Financing Lease Obligations
The Company evaluated two sale-leaseback transactions that were assumed by the Company in the Acquisition (as defined in Note 7, "Business Combination" to the Notes to Condensed Consolidated Financial Statements). It was determined that these transactions did not qualify for sale-leaseback accounting under ASC 840-40.
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
Additionally, the Company leases a facility (land and all attached real property) in Espoo, Finland, which was sold to a third party and subsequently leased back. The lease was determined to be a failed sale-leaseback due to the deposit being considered a form of collateral. The amount of the deposit was equal to one year of rental payments, whereas typical deposits are approximately two to three months of rental payments. As a result of purchase accounting, the financing lease obligation was recorded at the present value of the remaining lease payments and expected value of the facility at the end of the occupancy period. The financing lease obligation will continue to be amortized over the remaining period of the lease term under ASC 840-40. The assets will continue to be depreciated over their remaining useful lives.
In conjunction with the adoption of the new lease accounting standard in the first quarter of 2019, the transactions qualified for sale-leaseback accounting under Topic 842, as control of the underlying assets was transferred to the lessor. As such, the balances of fixed assets, accrued expenses and other long-term liabilities as of the transition date related to the Naperville, Illinois and Espoo, Finland leases were reclassified to accumulated deficit as a cumulative effect of an accounting change.

4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of September 28, 2019 and December 29, 2018 were $0.2 million and $0.4 million, respectively. The Company's amortization expense was not material for the three and nine months ended September 28, 2019 and September 29, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Product	$253,754	$167,030	$703,627	$513,947
Services	71,587	33,383	210,671	97,374
Total revenue	$325,341	$200,413	$914,298	$611,321
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$160,645	$98,097	$426,380	$348,109
Other Americas	20,574	6,775	65,241	16,867
Europe, Middle East and Africa	113,417	59,131	302,876	180,492
Asia Pacific	30,705	36,410	119,801	65,853
Total revenue	$325,341	$200,413	$914,298	$611,321

The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company’s revenue disaggregated by direct and indirect sales (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Direct	$254,886	$172,918	$744,099	$557,004
Indirect	70,455	27,495	170,199	54,317
Total revenue	$325,341	$200,413	$914,298	$611,321
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 28, 2019	December 29, 2018
Accounts receivable, net	$284,448	$317,115
Contract assets	$28,490	$24,981
Deferred revenue	$105,620	$120,302

Revenue recognized for the three and nine months ended September 28, 2019 that was included in the deferred revenue balance at the beginning of the reporting period was $22.9 million and $90.6 million, respectively. Changes in the contract asset and liability balances during the three and nine months ended September 28, 2019 were not materially impacted by other factors.

Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized in the future as of September 28, 2019	$373,343	$132,902	$30,863	$9,757	$4,265	$2,270	$553,400

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

The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 28, 2019			As of December 29, 2018
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$—	$—	$—	$10,347	$—	$10,347
Corporate bonds	—	—	—	—	23,512	23,512
U.S. agency notes	—	—	—	—	2,999	2,999
U.S. treasuries	—	—	—	23,987	—	23,987
Total assets	$—	$—	$—	$34,334	$26,511	$60,845
Liabilities
Foreign currency exchange forward contracts	$—	$(102)	$(102)	$—	$(91)	$(91)

During the nine months ended September 28, 2019, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of December 29, 2018, none of the Company’s existing securities were classified as Level 3 securities.
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments were as follows (in thousands):

	September 28, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$94,804	$—	$—	$94,804
Total cash, cash equivalents and investments	$94,804	$—	$—	$94,804

	December 29, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$168,620	$—	$—	$168,620
Money market funds	10,347	—	—	10,347
U.S. treasuries	23,986	1	—	23,987
Total cash and cash equivalents	$202,953	$1	$—	$202,954
Corporate bonds	23,603	—	(91)	23,512
U.S. agency notes	3,000	—	(1)	2,999
Total short-term investments	$26,603	$—	$(92)	$26,511
Total cash, cash equivalents and investments	$229,556	$1	$(92)	$229,465

 As of September 28, 2019, the Company has liquidated all its investments. Gross realized gains and losses on investments were insignificant in all periods reported. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of September 28, 2019, the Company had $94.8 million of cash, cash equivalents, including $62 million of cash and cash equivalents held by its foreign subsidiaries. In addition, the Company had $25.8 million of restricted cash as of September 28, 2019. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

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
The Company also enters into foreign currency exchange forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in euros, British pounds and Swedish kronors (“SEK”). The contracts are settled at maturity and at rates agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
For the three months ended September 28, 2019 and September 29, 2018, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.5 million and $0.1 million, respectively, and for the nine months ended September 28, 2019 and September 29, 2018, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $1.2 million and $0.6 million, respectively. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of September 28, 2019, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 28, 2019		As of December 29, 2018
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$30,527	$(102)	$40,068	$(52)
Related to British pound denominated receivables	$—	—	$6,412	(38)
Related to euro denominated restricted cash	$—	—	$240	(1)
		$(102)		$(91)

(1)	Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company has sold certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860, “Transfers and Servicing.” The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations, and for the three and nine months ended September 28, 2019, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.5 million, respectively. The gross amount of trade accounts receivables sold during the three and nine months ended September 28, 2019, totaled approximately $17.2 million and $62.8 million, respectively. The Company did not enter into any factoring arrangements during the three and nine months ended September 29, 2018.
7.    Business Combination
On October 1, 2018 (the “Acquisition Date”), the Company completed the acquisition of all the outstanding limited liability company interests of Telecom Holding Parent LLC (“Coriant”), a Delaware limited liability company (the “Acquisition”) pursuant to the Unit Purchase Agreement entered into on July 23, 2018 (the “Purchase Agreement”). The Acquisition positions the Company as one of the largest providers of vertically integrated transport networking solutions in the world, enhances the Company's ability to serve a global customer base and accelerates delivery of the innovative solutions its customers demand. The Acquisition also positions the Company to expand the breadth of customer applications it can address, including metro aggregation and switching, disaggregated transport and routing, and software-enabled multi-layer network management and control. The Acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“Topic 805”) and consisted of the following (in thousands):

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
The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the Acquisition Date using preliminary information. In accordance with Topic 805, during the measurement period an acquirer retrospectively adjusts the provisional amounts recognized at the Acquisition Date to reflect information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of the Acquisition Date. Accordingly, the Company has recognized measurement period adjustments made during the first three quarters of 2019 to the fair value of certain assets acquired and liabilities assumed as a result of additional information obtained. None of the adjustments had a material impact on the Company's financial results.

The following table summarizes the Company’s preliminary allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Total
Cash and cash equivalents	$15,549	$—	$15,549
Restricted cash	25,743	—	25,743
Accounts receivable	170,466	(2,784)	167,682
Inventory	96,067	(7,113)	88,954
Property, plant and equipment, net	217,991	—	217,991
Other assets	39,145	(1,090)	38,055
Intangible assets, net	200,700	—	200,700
Goodwill	48,235	21,569	69,804
Financing lease obligation	(194,700)	—	(194,700)
Deferred revenue	(43,502)	5,732	(37,770)
Other liabilities	(291,874)	(16,314)	(308,188)
Total net assets	$283,820	$—	$283,820

The Company expects to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of income taxes and any other adjustments related to acquired assets or liabilities. The Company currently expects finalizing this allocation following the completion of its fourth quarter ending December 28, 2019. The measurement period adjustments were primarily related to adjustments to acquired liabilities, receivables, inventory, deferred revenue, tax effects of these purchase accounting adjustments and changes in assessment of certain tax positions. The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods previously reported.
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
8.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill during the nine months ended September 28, 2019 (in thousands):

Balance as of December 29, 2018	$227,231
Adjustment to goodwill acquired	21,569
Foreign currency translation adjustments	(14,315)
Balance as of September 28, 2019	$234,485

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 28, 2019 and December 29, 2018 (in thousands, except for weighted average data):

	September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships	154,371	(60,682)	93,689	3.3
Developed technology	158,686	(85,942)	72,744	1.5
Total intangible assets with finite lives	$314,057	$(147,624)	$166,433	4.8
In-process technology	17,750	—	17,750
Total intangible assets	$331,807	$(147,624)	$184,183

*NMF = Not meaningful

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(250)	$750	NMF*
Customer relationships	158,110	(42,478)	115,632	3.5
Developed technology	166,355	(67,368)	98,987	1.7
Total intangible assets with finite lives	$325,465	$(110,096)	$215,369	5.2
In-process technology	17,750	—	17,750
Total intangible assets	$343,215	$(110,096)	$233,119

*NMF = Not meaningful
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $14.7 million and $44.8 million for the three and nine months ended September 28, 2019, respectively, and was $6.3 million and $19.7 million, respectively, for the corresponding periods in 2018.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 28, 2019 (in thousands):

		Fiscal Years
	Total	Remainder of 2019	2020	2021	2022	2023	2024 and Thereafter
Total future amortization expense	$166,433	$14,338	$43,538	$31,516	$29,015	$23,206	$24,820

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
The following table provides details of selected balance sheet items (in thousands):

	September 28, 2019	December 29, 2018
Inventory
Raw materials	$47,247	$74,435
Work in process	52,232	57,232
Finished goods	225,366	180,221
Total inventory	$324,845	$311,888
Property, plant and equipment, net
Computer hardware	$34,811	$15,633
Computer software(1)	35,190	40,923
Laboratory and manufacturing equipment(2)	311,065	304,889
Land and building	12,349	187,184
Furniture and fixtures	2,515	2,587
Leasehold and building improvements	45,584	46,038
Construction in progress	43,253	32,997
Subtotal	$484,767	$630,251
Less accumulated depreciation and amortization	(328,197)	(287,431)
Total property, plant and equipment, net	$156,570	$342,820
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	21,042	$26,042
Professional and other consulting fees	14,267	10,442
Taxes payable	43,169	23,249
Accrued rebate and customer prepay liability	5,342	13,501
Restructuring accrual	27,423	13,097
Right of return and buyback	398	—
Acquisition related funds in escrow	—	10,000
Short-term financing lease obligation	768	4,718
Short-term operating lease liability	18,164	—
Other customer related charges	—	800
Other accrued expenses and other current liabilities	30,174	30,042
Total accrued expenses	$160,747	$131,891

(1)
Included in computer software at September 28, 2019 and December 29, 2018 were $21.3 million and $13.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 28, 2019 and December 29, 2018 were $10.2 million and $3.9 million, respectively.

(2)
Included in laboratory and manufacturing equipment at September 28, 2019 was $2 million related to an equipment finance lease entered by the Company for a term of three years with an option to purchase at the end of the three year term. The finance lease was recorded at $2 million using a discount rate of 8.2% and was included in property, plant and equipment, net. As of September 28, 2019, $0.8 million was included in accrued expenses and other current liabilities and $1.2 million as long term finance lease obligation.

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
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the 2017 Restructuring Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019		September 28, 2019
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$(369)	$1,101	$21,593	$9,341
Facilities	—	1,113	—	2,194
Accelerated amortization of lease assets due to cease use	1,155	—	1,155	11,338
Accelerated depreciation and other asset impairment charges	412	(46)	1,780	(46)
Total	$1,198	$2,168	$24,528	$22,827

	Three Months Ended		Nine Months Ended
	September 29, 2018		September 29, 2018
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$7	$28	$50	$1,873
Facilities	—	163	—	(874)
Asset impairment	—	—	—	(74)
License impairment	—	—	—	783
Total	$7	$191	$50	$1,708

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 29, 2018	Charges	Cash	Non-cash Settlements and Other	September 28, 2019
Severance and related expenses	$19,842	$30,934	$(14,660)	$(3,605)	$32,511
Facilities	4,266	2,194	(1,831)	(4,629)	—
Accelerated amortization of lease assets due to cease use	—	12,493	—	(12,493)	—
Accelerated depreciation and other asset impairment charges	243	1,734	(243)	(1,734)	—
Total	$24,351	$47,355	$(16,734)	$(22,461)	$32,511

As of September 28, 2019, the Company's restructuring liability was comprised of $32.5 million of severance and related expenses, primarily due to the closure of the Company's Berlin, Germany manufacturing facility, which was transitioned to a third-party contract manufacturer during the third quarter of 2019. The Company has committed funding from a third party to cover the costs associated with the closure of this facility.

11.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 28, 2019 (in thousands):

	Unrealized Loss on Other Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 29, 2018	$(91)	$(18,932)	$(964)	$(5,313)	$(25,300)
Net current-period other comprehensive income (loss)	91	(18,031)	—	(6,820)	(24,760)
Balance at September 28, 2019	$—	$(36,963)	$(964)	$(12,133)	$(50,060)

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

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(84,767)	$(32,610)	$(320,024)	$(80,828)
Weighted average common shares outstanding - basic and diluted	179,988	153,492	178,357	152,028
Net loss per common share - basic and diluted	$(0.47)	$(0.21)	$(1.79)	$(0.53)

The Company incurred net losses during the three and nine months ended September 28, 2019 and September 29, 2018, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock options	820	1,115	920	1,140
RSUs	11,884	7,406	11,835	8,141
PSUs	2,255	1,219	2,350	1,336
ESPP shares	—	1,513	442	1,253
Total	14,959	11,253	15,547	11,870

13.    Debt

Asset-based revolving credit facility
On August 1, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which the Company may draw upon from time to time. The Company may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. The Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility.
The proceeds of the loans under the Credit Agreement may be used to pay the fees, costs and expenses incurred in connection with the Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024. Availability under the Credit Facility is based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. The Credit facility is secured by first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts in certain domestic subsidiaries.
Loans under the Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. The letter of credit will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees.

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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $3.3 million for the period ended September 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. During the three and nine months ended September 28, 2019, the Company recorded $0.1 million as amortization of deferred debt issuance cost, $0.2 million as contractual interest expense and an immaterial amount of letter of credit facility charges.
As of September 28, 2019, the Company had availability of $66.9 million under the Credit Agreement and had letters of credit outstanding of approximately $3.1 million.

Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to a third-party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. As of September 28, 2019, $6.5 million was outstanding, which was included in short-term debt.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of September 28, 2019, $8.5 million remained outstanding, of which $0.4 million was included in short-term debt and $8.1 million was included in long-term debt.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	September 28, 2019	December 29, 2018
Principal	$402,500	$402,500
Unamortized discount (1)	(114,219)	(127,264)
Unamortized issuance cost (1)	(7,456)	(8,307)
Net carrying amount	$280,825	$266,929

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 60 months.

As of September 28, 2019, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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
The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Contractual interest expense	$2,138	$6,415
Amortization of debt issuance costs	290	851
Amortization of debt discount	4,456	13,045
Total interest expense	$6,884	$20,311

For the three and nine months ended September 28, 2019, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.07%, to interest expense over the term of the 2024 Notes.
As of September 28, 2019, the fair value of the 2024 Notes was $354.9 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on June 29, 2019. The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.60 per share on September 27, 2019 (last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
2018 Notes
In May 2013, the Company issued the 2018 Notes, which matured on June 1, 2018. Upon maturity of the 2018 Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The following table sets forth total interest expense recognized related to the 2018 Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Contractual interest expense	—	1,094
Amortization of debt issuance costs	—	402
Amortization of debt discount	—	4,671
Total interest expense	$—	$6,167

The coupon rate was 1.75%. For the nine months ended September 29, 2018, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the 2018 Notes.
14.    Stockholders’ Equity
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees.
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (“2016 Plan”) and the Company's stockholders approved the 2016 Plan in May 2016. In May 2019, the company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 7.3 million shares. As of September 28, 2019, the Company has reserved a total of 22.7 million shares of common stock for issuance of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
In May 2019, the company's stockholders also approved an amendment of the Company's 2007 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder by 10.5 million shares.
In July 2019, the Company's board of directors approved a new 2019 Inducement Equity Incentive Plan and set the maximum number of shares to be issued at 750,000.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,115	$8.09	$—
Stock options granted	—	$—	$—
Stock options exercised	—	$—	$—
Stock options canceled	(295)	$7.25
Outstanding at September 28, 2019	820	$8.39	$—
Exercisable at September 28, 2019	820	$8.39	$—

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	6,746	$10.83	$26,446
RSUs granted	8,505	$4.30
RSUs released	(2,239)	$4.43	$9,909
RSUs canceled	(1,129)	$8.66
Outstanding at September 28, 2019	11,883	$6.27	$66,549

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,129	$16.10	$4,425
PSUs granted	1,942	$4.48
PSUs released	(99)	$4.75	$472
PSUs canceled	(717)	$14.56
Outstanding at September 28, 2019	2,255	$6.56	$12,628
Expected to vest at September 28, 2019	1,788		$10,011

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $5.60 at September 27, 2019 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $5.60 at September 27, 2019 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 28, 2019. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$56,972	2.18
PSUs	$7,863	1.97

Employee Stock Options
The Company did not grant any stock options during the three and nine months ended September 28, 2019. Amortization of stock-based compensation related to stock options in the three and nine months ended September 28, 2019 and the corresponding periods in 2018 was insignificant.
Employee Stock Purchase Plan
The fair value of the shares was estimated at the date of grant using the following assumptions (stock- based compensation expense amounts in thousands):

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Volatility	70%	48%	70%-72%	48%-62%
Risk-free interest rate	1.76%	2.31%	1.76%-2.48%	1.90% -2.31%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.64	$2.47	$1.64-$1.76	$2.47 - $3.13
Total stock-based compensation expense	$1,351	$1,477	$3,463	$4,369

Restricted Stock Units
During the three and nine months ended September 28, 2019, the Company granted RSUs representing the right to receive 1.4 million and 8.5 million shares of the Company’s common stock, respectively. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs in the three and nine months ended September 28, 2019 was approximately $8.1 million and $24.2 million, respectively, and was approximately $7.3 million and $22.7 million in the corresponding periods of 2018, respectively.
Performance Stock Units
Pursuant to the 2016 Plan, the Company has granted PSUs to certain of the Company’s executive officers, senior management and other employees. All PSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date and if the performance metrics are not met within the time limits specified in the award agreements, the PSUs will be canceled.
PSUs granted to the Company’s executive officers and senior management under the 2016 Plan during 2017 and the first half of 2018 are based on the total stockholder return ("TSR") of the Company's common stock price relative to the TSR of the individual companies listed in the S&P North American Technology Multimedia Networking Index (“SPGIIPTR”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR.
The ranges of estimated values of the PSUs granted that are compared to the SPGIIPTR, as well as the assumptions used in calculating these values were based on estimates as follows:

	2018	2017
Index volatility	33%	33% - 34%
Infinera volatility	58% - 59%	55% - 56%
Risk-free interest rate	2.37% - 2.40%	1.41% - 1.63%
Correlation with index/index component	0.04 - 0.48	0.10 - 0.49
Estimated fair value	$14.99 - $19.46	$15.23 - $17.35

PSUs granted to the Company's executive officers and senior management under the 2016 Plan during the first, second and third quarter of 2019 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.
In addition, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met. The assumptions used in calculating the estimated values of this award granted in fiscal 2019 were based upon Monte Carlo Model Assumptions and estimates as follows:

2019
Index volatility	N/A
Infinera volatility	64% - 68%
Risk-free interest rate	2.17% - 2.48%
Correlation with index/index component	N/A
Estimated fair value	$2.08 - $2.89

The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 28, 2019 (in thousands):

	Total Number of Performance Stock Units	2016	2017	2018	2019
Outstanding at December 29, 2018	1,129	156	481	492	—
PSUs granted	1,942	—	—	—	1,942
PSUs released	(99)	—	(26)	(25)	(48)
PSUs canceled	(717)	(156)	(256)	(197)	(108)
Outstanding at September 28, 2019	2,255	—	199	270	1,786

Amortization of stock-based compensation related to PSUs in the three and nine months ended September 28, 2019 was approximately $0.5 million and $4.6 million, respectively, and in the corresponding periods of 2018 was approximately $2.2 million and $6.9 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

-

	September 28, 2019	December 29, 2018
Stock-based compensation effects in inventory	$5,480	$4,750

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$662	$590	$1,863	$1,092
Research and development	4,153	4,077	13,883	12,593
Sales and marketing	2,189	2,744	5,835	8,688
General and administration	1,826	2,578	7,291	8,112
	$8,830	$9,989	$28,872	$30,485
Cost of revenue – amortization from balance sheet (1)	1,116	1,378	2,834	3,909
Total stock-based compensation expense	$9,946	$11,367	$31,706	$34,394

(1)	Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

15.    Income Taxes
Income taxes for the three and nine months ended September 28, 2019 were tax expense of $1.5 million and $3.1 million, respectively, on pre-tax losses of $83.2 million and $316.9 million, respectively. This compared to a tax expense of $0.1 million and benefit from income taxes of $0.7 million, on pre-tax loss of $32.5 million and $81.5 million, respectively, for the three and nine months ended September 29, 2018, respectively. Provision for income taxes increased by approximately $1.4 million and approximately $3.8 million during the three and nine months ended September 28, 2019, respectively, as a result of additional foreign tax expense from the entities from the Acquisition.
The tax expense and benefit projected in the Company's effective tax rate primarily represents foreign taxes of the Company's overseas profitable subsidiaries, as well as the results of the Company's Swedish operations, inclusive of purchase accounting amortization and other charges for the three and nine months ended September 28, 2019.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 28, 2019, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

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
The following table sets forth long-lived assets by geographic region (in thousands):

	September 28, 2019	December 29, 2018
United States	$122,896	$288,614
Other Americas	2,562	2,370
Europe, Middle East and Africa	21,893	38,273
Asia Pacific	9,219	13,563
Total property, plant and equipment, net	$156,570	$342,820

For information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.
17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning balance	$44,146	$30,237	$41,021	$30,909
Charges to operations	6,591	5,680	17,288	15,203
Utilization	(6,246)	(4,391)	(17,835)	(12,896)
Change in estimate(1)	(154)	(1,044)	3,863	(2,734)
Balance at the end of the period	$44,337	$30,482	$44,337	$30,482

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

Letters of Credit and Bank Guarantees
The Company had $29.0 million of standby letters of credit and bank guarantees outstanding as of September 28, 2019 that consisted of $13.3 million related to customer performance guarantees, $1.8 million related to value added tax and customs licenses, $5.9 million related to property leases, $7.2 million related to restructuring plans, $0.5 million related to credit cards and $0.4 million related to suppliers. The Company had $30.0 million of standby letters of credit and bank guarantees outstanding as of December 29, 2018 that consisted of $23.4 million related to customer performance guarantees, $1.4 million related to a value added tax license, $2.9 million related to property leases, $1.8 million related to Coriant's pre-Acquisition restructuring plans and $0.5 million related to credit cards.
As of September 28, 2019, the Company had $4.7 million of outstanding floating charges, of which the Company holds $2.2 million and the remaining $2.5 million is issued as a registered debenture certificate to a multinational bank, secured by a pledge against the general assets of a subsidiary of the Company. The registered debenture serves as security for various guarantees and a line of credit issued by such multinational bank. This line of credit for approximately $1.5 million is established to support the issuance of banker’s guarantees or performance bonds to a customer, of which none had been issued and outstanding as of September 28, 2019.
As of September 28, 2019 and December 29, 2018, the Company had a line of credit for approximately $1.6 million to support the issuance of letters of credit, of which zero had been issued and outstanding for both periods. The Company has pledged approximately $4.7 million and $4.9 million of assets of a subsidiary to secure this line of credit and other obligations as of period ended September 28, 2019 and December 29, 2018, respectively.
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
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans for the three and nine months ended September 28, 2019 consisted of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Service cost	$(414)	$817
Interest cost	510	1,543
Expected return on plan assets	(594)	(2,391)
Amortization of actuarial loss	408	1,234
Total net periodic benefit cost	$(90)	$1,203

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
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster amended its complaint to add additional counts related to the Company’s license defense. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On August 26, 2019, Oyster Optics filed a fourth complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC, and Coriant Operations, Inc. in the Superior Court of California, County of Santa Clara. The complaint sought unspecified damages. On November 5, 2019, Oyster moved the court to voluntarily dismiss its complaint.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against the Company in the United States District Court for the Central District of California. The complaint asserts infringement of U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). During the May 28, 2019 mediation, the Company agreed with Core Optical on the preliminary terms to settle the lawsuit and grant the Company a license to the Core Optical patent in suit and release of claims of past infringement. The parties entered into a final settlement agreement on August 30, 2019 and the case was dismissed with prejudice on September 13, 2019.
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

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 29, 2019 and December 29, 2018, the Company has accrued the estimated liabilities associated with certain loss contingencies. During the nine months ended September 28, 2019, the Company recorded a reduction in revenue related to a loss accrual made for certain claims made by one of the Company’s customers.
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
In addition, the Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned intellectual property indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. These indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding our acquisition of Coriant, including our ability to realize significant synergies, anticipated strategic and financial benefits, and integration plans; statements regarding the successful completion of the integration; statements regarding the integration of enterprise resource planning (“ERP”) systems; the effects of seasonal patterns in our business; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; anticipated customer acceptance of our solutions; the impact of new customer network footprint on our gross margin; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” "possible," "predict" or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed on March 14, 2019. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative optical engine technology comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including low cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. Over time, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.
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
In 2018, the majority of our product revenue was from transport systems built on the Infinite Capacity Engine (ICE), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”). As part of the Acquisition, we added both 200 gigabits per second (200G) and 600G transmission capabilities powered by Coriant’s CloudWave technology suite, which enabled us to expand the high-speed transmission applications we can address. In 2019, we announced our next-generation ICE6 technology featuring 800G waves and leading optical performance.
Our products are designed to be managed by a suite of software solutions that enable end-to-end common network management, multi-layer service orchestration, and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.
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
To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended September 28, 2019, one customer accounted for 15% of our total revenue and for the corresponding period in 2018, two customers individually accounted for 17% and 14% of our total revenue, respectively. For the nine months ended September 28, 2019, one customer accounted for 13% of our total revenue and for the corresponding period in 2018, two customers individually accounted for 22% and 14% of our total revenue, respectively.
We are headquartered in Sunnyvale, California, with employees located throughout the Other Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC") regions. We sell our products both through our direct sales force and indirectly through channel partners.

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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 28, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Results of Operations
The results of operations for the three and nine months ended September 28, 2019 reflected the inclusion of the Coriant business, which was acquired on October 1, 2018. The results of operations for the three and nine months ended September 29, 2018 do not include the results of the Coriant business. The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$253,754	78%	$167,030	83%	$86,724	52%
Services	71,587	22%	33,383	17%	38,204	114%
Total revenue	$325,341	100%	$200,413	100%	$124,928	62%
Cost of revenue:
Product	$186,205	57%	$112,276	56%	$73,929	66%
Services	34,866	11%	13,075	7%	21,791	167%
Amortization of intangible assets	7,796	2%	4,876	2%	2,920	60%
Acquisition and integration costs	8,447	3%	—	—%	8,447	100%
Restructuring and related	1,198	—%	7	—%	1,191	NMF*
Total cost of revenue	$238,512	73%	$130,234	65%	$108,278	83%
Gross profit	$86,829	26.7%	$70,179	35.0%	$16,650	24%

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$703,627	77%	$513,947	84%	$189,680	37%
Services	210,671	23%	97,374	16%	113,297	116%
Total revenue	$914,298	100%	$611,321	100%	$302,977	50%
Cost of revenue:
Product	$521,523	57%	$320,514	52%	$201,009	63%
Services	108,373	12%	38,945	6%	69,428	178%
Amortization of intangible assets	24,146	3%	15,160	2%	8,986	59%
Acquisition and integration costs	21,211	2%	—	—%	21,211	100%
Restructuring and related	24,528	3%	50	—%	24,478	NMF*
Total cost of revenue	$699,781	77%	$374,669	60%	$325,112	87%
Gross profit	$214,517	23.5%	$236,652	38.7%	$(22,135)	(9)%
*NMF = Not meaningful

Revenue
Total product revenue increased by $86.7 million, or 52%, during the three months ended September 28, 2019 compared to the corresponding period in 2018. Total product revenue increased by $189.7 million, or 37%, during the nine months ended September 28, 2019 compared to the corresponding period in 2018. The increase in revenue for both periods was driven primarily from the inclusion of Coriant’s U.S.-based Tier-1 customers and a strong quarter from a large ICP customer, and also strong growth in the third quarter of 2019 from an international Tier-1 customer. The increase in both periods was partially offset by a revenue decline from a traditionally large Cable customer and other ICP customers, whose respective spending in 2019 has been lower relative to 2018, when we introduced our ICE4 products.
Total services revenue increased by $38.2 million, or 114%, during the three months ended September 28, 2019 and by $113.3 million, or 116%, during the nine months ended September 28, 2019 compared to the corresponding periods in 2018. These increases were primarily due to the Acquisition, as Coriant had a large installed base of customers and annual services revenue.

We expect our total revenue will be higher in the fourth quarter of 2019 compared to the third quarter of 2019 driven primarily by higher revenue from our Cable and Tier-1 verticals investing in products across our broader product portfolio and continued strength from ICP customers.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$160,645	49%	$98,097	49%	$62,548	64%
International	164,696	51%	102,316	51%	62,380	61%
	$325,341	100%	$200,413	100%	$124,928	62%
Total revenue by sales channel:
Direct	$254,886	78%	$172,918	86%	$81,968	47%
Indirect	70,455	22%	27,495	14%	42,960	156%
	$325,341	100%	$200,413	100%	$124,928	62%

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$426,379	47%	$348,109	57%	$78,270	22%
International	$487,919	53%	263,212	43%	224,707	85%
	$914,298	100%	$611,321	100%	$302,977	50%
Total revenue by sales channel:
Direct	$744,099	81%	$557,004	91%	$187,095	34%
Indirect	170,199	19%	54,317	9%	115,882	213%
	$914,298	100%	$611,321	100%	$302,977	50%
Domestic revenue increased by $62.5 million, or 64%, during the three months ended September 28, 2019 and by $78.3 million, or 22%, during the nine months ended September 28, 2019 compared to the corresponding periods in 2018. Domestic revenue during the three months ended September 28, 2019 benefited primarily from the inclusion of Coriant’s U.S.-based Tier-1 customers and a strong quarter from a large ICP customer. Growth in the nine month period was attributable to the same divers but was heavily offset by a decline in our Cable business driven by our largest Cable customer slowing its spend. We expect spend from our Tier-1 and ICP customers to remain strong in the fourth quarter and also anticipate some recovery from our Cable vertical.

International revenue increased by $62.4 million, or 61%, during the three months ended September 28, 2019 and by $224.7 million, or 85%, during the nine months ended September 28, 2019 compared to the corresponding periods in 2018. This growth in both periods resulted primarily from the inclusion of Coriant, whose historical revenue split was weighted more internationally. Strength in the third quarter of 2019 also stemmed from a strong quarter from an international Tier-1.
Amortization of Intangible Assets
Amortization of intangible assets increased by $2.9 million and by $9.0 million during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018 due to the increase in intangible assets related to the Acquisition.
Acquisition and Integration Costs
Acquisition and integration costs were $8.4 million and $21.2 million during the three and nine months ended September 28, 2019, respectively, attributable to one-time investments to build common platforms and establish a better cost structure. Acquisition and integration costs during the three months ended September 28, 2019, were primarily attributable to investments to support the transition of our Berlin, Germany manufacturing facility to a third-party contract manufacturer, which was completed during the third quarter of 2019. Acquisition and integration costs during the three months ended September 28, 2019 decreased relative to the prior three month period as a result of renegotiation of an agreement with an outside party that had historically provided engineering consulting services for Coriant that are no longer required. Acquisition and integration costs during the nine months ended September 28, 2019 were primarily attributable to the aforementioned investments to support the transition of our Berlin, Germany manufacturing facility and renegotiation of a consulting agreement.
Restructuring and Related
Restructuring and related costs increased by $1.2 million and by $24.5 million during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018. The increases were primarily due to severance and related expenses and facility charges associated with the planned closure of our Berlin, Germany manufacturing facility. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Cost of Revenue and Gross Margin
Gross margin was 26.7% and 23.5% during the three and nine months ended September 28, 2019, respectively, down from 35% and 38.7% during the three and nine months ended September 29, 2018, primarily as a result of restructuring and integration-related costs and less favorable product mix. The Coriant business had a lower margin profile prior to the Acquisition.
We currently expect that gross margin in the fourth quarter of 2019 will be higher than that of the third quarter of 2019 primarily as a result of lower integration costs and a lower fixed cost structure within our services and manufacturing organizations, combined with quarter-over-quarter revenue growth. This expected increase will be partially offset by growth in certain customer verticals that carry a lower gross margin than the corporate average initially. Over time, we anticipate gross margin will continue to improve and we remain committed to lowering our overall cost structure by continuing to drive cost synergies and leveraging vertical integration across our full end-to-end portfolio solution set.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$71,748	22%	$50,658	25%	$21,090	42%
Sales and marketing	35,756	11%	24,439	12%	11,317	46%
General and administrative	27,621	9%	16,515	8%	11,106	67%
Amortization of intangible assets	6,861	2%	1,467	—%	5,394	368%
Acquisition and integration costs	11,962	4%	2,067	1%	9,895	479%
Restructuring and related	2,168	—%	191	—%	1,977	NMF*
Total operating expenses	$156,116	48%	$95,337	46%	$60,779	64%

*NMF = Not meaningful

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$219,345	24%	$165,497	27%	$53,848	33%
Sales and marketing	113,444	12%	81,558	14%	31,886	39%
General and administrative	96,337	11%	52,716	9%	43,621	83%
Amortization of intangible assets	20,663	2%	4,561	1%	16,102	353%
Acquisition and integration costs	31,260	3%	2,067	—%	29,193	NMF*
Restructuring and related	22,827	2%	1,708	1%	21,119	NMF*
Total operating expenses	$503,876	55%	$308,107	52%	$195,769	64%

*NMF = Not meaningful

Research and Development Expenses
Research and development expenses increased by $21.1 million, or 42%, and by $53.8 million, or 33%, during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018. The increase for both periods of 2019 was primarily due to the addition of headcount in connection with the Acquisition. Overall research and development expenses increased at a lower rate than overall revenue growth primarily due to headcount, equipment and other cost reductions that have been undertaken since the completion of the Acquisition. Somewhat offsetting these cost reductions in both periods were higher investments in our PIC and DSP capabilities to support our next generation of vertically integrated technologies.

Sales and Marketing Expenses
Sales and marketing expenses increased by $11.3 million, or 46%, and by $31.9 million, or 39%, during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018. The increase during both periods in 2019 was primarily attributable to the addition of headcount in connection with the Acquisition. In addition, commissions have increased as a result of higher revenue and bookings. These increases were slightly offset by lower lab trial and demo expenses as we supported a higher volume of customer demand with more efficient utilization of inventory in trials. Sales and marketing expenses grew at a slower rate than overall revenue primarily as a result of headcount reductions since the completion of the Acquisition.
General and Administrative Expenses
General and administrative expenses increased $11.1 million, or 67%, and by $43.6 million, or 83%, during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018. The increase during both periods in 2019 was primarily due to the addition of headcount in connection with the Acquisition and higher outside professional services costs to support the integration of the combined business. The increase for the nine months ended September 28, 2019 was also due to a charge related to a legal settlement in the second quarter of 2019.
Amortization of Intangible Assets
Amortization of intangible assets increased by $5.4 million and by $16.1 million during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018 due to the increase in intangible assets related to the Acquisition.
Acquisition and Integration Costs
Acquisition and integration costs increased by $9.9 million and $29.2 million during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018. The increase in both periods is attributable to one-time systems and headcount investments to build a unified IT infrastructure, common platforms and better cost structure for the post-Acquisition combined business. Acquisition and integration costs during the three months ended September 28, 2019 were slightly lower relative to the prior three month period with gradual reductions in integration spending across most functions, as we wind down our integration activities. This was partially offset by growth in IT-related costs to support the implementation of a single ERP system. During the nine months ended September 28, 2019, we have made substantial investments across the organization to consolidate and unify processes and platforms to drive future efficiencies and lower our cost structure. Acquisition and integration costs in the corresponding periods in 2018 were predominantly limited to professional fees incurred related to the acquisition. We expect acquisition and integration costs to decline in the fourth quarter as we have implemented the new ERP system and anticipate substantial completion of integration activities during the fourth quarter of 2019.
Restructuring and Related
Restructuring and related costs increased by $2 million and $21.1 million during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018. The increase in both periods was primarily due to facility charges. We also incurred severance and related charges of $1.1 million and $9.3 million during the three and nine months ended September 28, 2019, respectively, compared to an immaterial amount and $1.9 million during the three and nine months ended September 29, 2018, respectively. See Note 10, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
We currently expect that overall operating expenses in the fourth quarter of 2019 will be lower than the third quarter of 2019, primarily due to lower integration costs, while other categories are expected to remain relatively flat.

Other Income (Expense), Net

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	% Change

	(In thousands)
Interest income	$131	$292	$(161)	(55)%
Interest expense	(7,868)	(2,160)	(5,708)	264%
Other gain (loss), net	(6,195)	(5,449)	(746)	14%
Total other expense, net	$(13,932)	$(7,317)	$(6,615)	90%

	Nine Months Ended
	September 29, 2019	September 29, 2018	Change	% Change

	(In thousands)
Interest income	$1,080	$1,818	$(738)	(41)%
Interest expense	(22,711)	(8,344)	(14,367)	172%
Other gain (loss), net	(5,908)	(3,514)	(2,394)	68%
Total other expense, net	$(27,539)	$(10,040)	$(17,499)	174%
Interest income during the three and nine months ended September 28, 2019 decreased by $0.2 million and $0.7 million, respectively, compared to the corresponding periods in 2018. The decrease in both periods was primarily due to lower average cash and investment balances as a result of utilization of cash in operations. Interest expense during the three and nine months ended September 28, 2019 increased by $5.7 million and by $14.4 million, respectively, compared to the corresponding periods in 2018. The increase in both periods was primarily result of higher amortization of debt discount and debt issuance costs on the current convertible debt due to a higher underlying principle, contractual interest and amortization of debt issuance costs on our new revolving line of credit obtained in the third quarter of 2019. The change in other gain (loss), net, during the three and nine months ended September 28, 2019, respectively, compared to the corresponding periods in 2018 was primarily due to foreign exchange losses related to the revaluation of foreign currency into functional currency and gain on non-marketable equity investment.
Income Tax Benefit/Expense
Income taxes during the three and nine months ended September 28, 2019 included a tax expense of $1.5 million and $3.1 million, respectively, on pre-tax losses of $83.2 million and $316.9 million, respectively. This compares to a tax expense of $0.1 million and benefit from income taxes of $0.7 million on pre-tax losses of $32.5 million and $81.5 million, respectively, during the three and nine months ended September 29, 2018, respectively. Provision for income taxes increased by approximately $1.4 million and approximately $3.8 million during the three and nine months ended September 28, 2019, respectively, as a result of additional foreign tax expense from the entities from the Acquisition.

Liquidity and Capital Resources

	Nine Months Ended
	September 28, 2019	September 29, 2018

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(157,160)	$(27,529)
Investing activities	$(9,960)	$122,188
Financing activities	$48,673	$209,151

	September 28, 2019	September 29, 2018

	(In thousands)
Cash and cash equivalents	$94,804	$416,406
Investments	—	30,480
Restricted cash	25,826	5,836
	$120,630	$452,722
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
Operating Activities
Net cash used in operating activities during the nine months ended September 28, 2019 was $157.2 million compared to $27.5 million for the corresponding period in 2018.
Net loss adjusted for non-cash items such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, amortization of debt discount and debt issuance cost on our terms loans and 2024 Notes was $129.1 million during the nine months ended September 28, 2019 compared to $14.0 million for the corresponding period in 2018, reflecting a higher net loss in 2019.
Net cash used to fund working capital was $28.1 million during the nine months ended September 28, 2019. Accounts receivable decreased by $27.5 million primarily due to timing of invoicing and more timely collections on customer accounts. Inventory increased by $23.3 million as we built buffer inventory to reduce risk related to revenue plan execution and the transition of our Berlin, Germany manufacturing facility to a third-party contract manufacturer and increase in sales inventory for subsea customer. Accounts payable increased by $16.5 million largely to support the increase in inventory and were primarily offset by payment of overdue accounts associated with the acquired Coriant business. Prepaid and other assets increased by $53.5 million primarily due to timing of tax payments, and increase in customer contract assets. Accrued liabilities and other expenses increased by $12.8 million primarily due to increased compensation related expenses and timing of tax payments. Deferred revenue decreased by $8.1 million due to the recognition of revenue on maintenance services provided to our customers, which are typically contracted on an annual or multi-year basis.
Net cash used to fund working capital was $41.5 million during the nine months ended September 29, 2018. Accounts receivable increased by $ 27.7 million primarily attributable to higher revenue levels and the timing of invoicing and collections. Inventory increased by $0.9 million to address strong customer demand for our new products, while decreasing the inventory levels of our prior generation products. Accounts payable increased by $ 26.3 million primarily reflecting the timing of payments and inventory purchases during the period. Accrued liabilities and other expenses decreased by $30.8 million primarily due to lower restructuring liabilities resulting from payments and changes in estimates. Additionally, this decrease was attributable to the reduction of customer right of returns, net of an increase in customer prepayments due to our adoption of ASC 606. Deferred revenue increased $8.7 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis, net of adjustments related to our adoption of ASC 606.

Investing Activities
Net cash used in investing activities during the nine months ended September 28, 2019 was $10.0 million as compared to net cash provided by investing activities of $122.2 million in the corresponding period in 2018. Investing activities during the nine months ended September 28, 2019 included proceeds of $26.6 million associated with maturities of investments and capital expenditures of $28.3 million. Additionally, $10.0 million held in escrow related to the Acquisition was released due to the absence of underlying claims during the nine months ended September 28, 2019 and $1.0 million was received from sale of non-marketable equity investment.

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
Financing Activities
Net cash provided by financing activities during the nine months ended September 28, 2019 was $48.7 million compared to net cash used in financing activities of $209.2 million in the corresponding period of 2018. Financing activities during the nine months ended September 28, 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities and $28.8 million from new revolving line of credit obtained in August 2019. Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan and minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units. Financing activities during the nine months ended September 29, 2018 also included proceeds from the issuance of the 2024 Notes of $391.4 million, offset by the payment for capped call transactions related to the 2024 Notes of $48.9 million. Additionally, financing activities during the nine months ended September 29, 2018 included $150.0 million for the repayment of the 2018 Notes, which matured on June 1, 2018.
Liquidity

We believe that our current cash, cash equivalents and investments, along with the Credit Facility (as defined below) we entered into with Wells Fargo Bank, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the interest payments on the 2024 Notes for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time, opportunistically engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

On August 1, 2019, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which the we may draw upon from time to time. We may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. In addition, the Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility. The proceeds of the loans under the Credit Agreement may be used to pay the fees, costs, and expenses incurred in connection with the Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024.

Loans under the Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. The letter of credit will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees.

As of September 28, 2019, we have outstanding borrowings of $30 million due in March 2024 and related interest due monthly. For more information regarding the Credit Facility, see Note 13, “Debt” to the Notes to Condensed Consolidated Financial Statements.

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

Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 29, 2019, long-term debt, net, was $280.8 million, which represents the liability component of the $402.5 million principal balance, net of $126.4 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of September 28, 2019, contractual obligations related to the 2024 Notes are payments of $8.6 million due each year from 2020 through 2023 and $406.8 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 13, “Debt” to the Notes to Condensed Consolidated Financial Statements.
As of September 28, 2019, we had $94.8 million of cash, cash equivalents and short-term investments, including $62 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of September 28, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a discussion of our exposure to market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes to our market risk during the three months ended September 28, 2019.

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
Changes in Internal Control over Financial Reporting
During the third quarter of 2019, we integrated three separate global ERP instances into a single ERP system. In connection with this ERP implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system.

No other changes in our internal control over financial reporting occurred during the quarter ended September 28, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
On July 29, 2019, Oyster Optics filed a third complaint against us, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, we filed our answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster amended its complaint to add additional counts related to our license defense. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
On August 26, 2019, Oyster Optics filed a fourth complaint against us, Coriant (USA) Inc., Coriant North America, LLC, and Coriant Operations, Inc. in the Superior Court of California, County of Santa Clara. The complaint sought unspecified damages. On November 5, 2019, Oyster moved the court to voluntarily dismiss its complaint.
On March 24, 2017, Core Optical Technologies, LLC (“Core Optical”) filed a complaint against us in the United States District Court for the Central District of California. The complaint asserts infringement of U.S. Patent No. 6,782,211 (the “Core Optical patent in suit”). During the May 28, 2019 mediation, we agreed with Core Optical on the preliminary terms to settle the lawsuit and grant us a license to the Core Optical patent in suit and release of claims of past infringement. The parties entered into a final settlement agreement on August 30, 2019 and the case was dismissed with prejudice on September 13, 2019.
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
We will be required to devote significant management attention and resources to integrating the business and operations of Coriant in order to realize the anticipated strategic and financial benefits of the Acquisition. Potential difficulties we may encounter in the integration process include the following:

•	the loss of customers and associated revenue as a result of such parties deciding not to continue business at the same or similar levels with us after the Acquisition;

•
challenges associated with operating the combined business in markets and geographies in which we have not historically operated in since Coriant's operations are more widely distributed around the globe;

•
the complexities associated with managing our company and integrating personnel from Coriant, resulting in a significantly larger combined company, while at the same time providing high quality products to customers;

•	unanticipated issues in integrating and efficiently operating our ERP, accounting, information technology, communications, administration and other systems;

•	challenges associated with the transition from certain suppliers historically used by Coriant without disrupting our global supply chain:

•	the failure to identify and eliminate redundant and underperforming functions and products;

•	the failure to retain key employees of the combined company;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating Coriant’s operations.
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

In August 2019, we migrated to a single ERP system by integrating three separate ERP systems, which caused us to experience a delay in our financial reporting for the three months ended September 28, 2019. In addition, we may continue to experience operating or reporting disruptions during the course of utilizing the new ERP system, including unintended disruptions in our ability to deliver and bill for customer shipments, project our inventory requirements, and manage our supply chain, including our hardware servicing operations. Further, these impacts could cause us to lose customers or have reduced revenue if customers shift to other suppliers.
In addition, although our integration plan involves us making significant cash outlays to transform the business, if the integration does not generate the returns we anticipate within the timeframe expected, it could cause us to decrease our cash and investment position or require us to evaluate alternatives for efficiently funding our capital expenditures and ongoing operations. This may cause customers to lose confidence in our business and make them reluctant to continue to do business with us.
We may be unable to realize the anticipated synergies related to the Acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to realize significant synergies from cost savings, including from consolidation of the combined company's supply chain, operational scale efficiencies throughout the combined company and our ability to integrate our optical engine into key Coriant products. In order to achieve these synergies, we also expect to incur material one-time costs. In addition, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies. For example, we expect to incur additional restructuring expenses related to the closure of our German facilities. While we believe significant synergies are achievable, our ability to achieve such estimated synergies in the amounts and time frames expected are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these synergies. In addition, if we fail to achieve the anticipated cost reductions throughout the supply chain or integrating our optical engine in key Coriant products in a timely manner, we may be unable realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Acquisition and adversely affect our business, financial condition and results of operations.
We may be unable to generate the cash flow necessary to make anticipated capital expenditures or to service our debt.
We may not be able to generate sufficient cash flow to make anticipated capital expenditures or to enable us to service our debt. For example, in each of the fiscal quarters since the completion of the Acquisition, the combined company had a net loss and negative cash flows and we may continue to incur losses over the next few quarters. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or obtain additional financing, including the issuance of equity, equity-linked and debt securities. For example, although in August 2019, we completed the Credit Facility with Wells Fargo Bank to provide additional working capital flexibility to manage our business, we may not be able to increase the total commitments under the Credit Facility in the future. For additional risk related to the 2024 Notes, please see “Risk Related to our 2024 Notes” below.
If we are unable to maintain effective internal control over financial reporting for the combined companies or successfully integrate multiple enterprise resource systems, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
Prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems, and Coriant, as a private company, was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In August 2019, we migrated to an integrated ERP system. As a result of the integration, we may encounter difficulties and unanticipated issues due to the complexity of the business processes and technical challenges faced by moving to a single ERP system. If we are unable to successfully manage our integrated ERP system, and implement and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline. Additionally, integration of our ERP system may cause time delays and impact our ability to undertake financial reporting in a timely manner. For example, we required additional time to complete our quarter-end closing procedures for the three months ended September 28, 2019 due to issues encountered as part of the integration of three separate global instances into a single ERP system.
Risks Related to Our Business and Our Common Stock
Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in each of the prior nine quarters, we have had operating losses, largely as a result of lower than expected revenue and gross margins.
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

•	the timing and acceptance of our new product releases and our competitors' new product releases;

•	how quickly, or whether at all, the markets in which we operate adopt our solutions;

•	our ability to increase volumes and yields on products manufactured in our internal manufacturing facilities;

•	our ability to successfully restructure our operations within our anticipated time frame and realize our anticipated savings;

•	the quality and timing of delivery of key components from suppliers;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	any delay in collecting or failure to collect accounts receivable;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us;

•	the timing of revenue recognition and revenue deferrals;

•	any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules;

•
the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines and in a designated flood zone; and

•	general economic and political conditions in domestic and international markets.
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
Additionally, as a result of the Acquisition, significant development effort is in progress to enhance our end-to-end product portfolio, including the newly added Coriant products, with network management and network automation software and features that would enable our current and future potential customers to deploy networks more easily and take advantage of features such as Instant Bandwidth. This effort may not result in the expected benefits to our current and future potential customers and we may not realize the planned financial and strategic benefits to our business.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand or weakening economic conditions, changes in government regulations relating to telecommunications and data networks, customer or other reasons, could have a material adverse effect on our business, results of operations and financial condition.
Actions that we are taking to restructure our business to cut costs in order to align our operating structure with current opportunities may not be as effective as anticipated.
In December 2018, we implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of our operations and ongoing integration synergies in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, we hope to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. For example, in the third quarter of 2019, we completed the transfer of our manufacturing operations in Berlin, Germany to a contract manufacturer. We may not fully realize all the projected cost savings from the closure of this site or other sites, which would harm our business. In addition, any disruptions in the smooth transition to a third-party manufacturer could damage customer relations and harm our ability to achieve our financial plans.
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
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 20.8% to 40.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix of the types of customers purchasing our products as well as the product mix, including sales of former Coriant products;

•
the initial products released powered by our next-generation technologies generate lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

•	the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	aggressive pricing tactics by our competitors;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;

•	consolidation amongst our suppliers, which may increase prices of components for our products;

•	the volume of Instant Bandwidth-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products, including the possible effect of new or increased tariffs on the prices of raw materials used in such components; and

•	changes in warranty related costs.
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

While our revenue and customer base are more diversified as a result of the Acquisition, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first three quarters of fiscal 2019, our top ten customers accounted for approximately 54% of our total revenue. For the fiscal year 2018, our top ten customers accounted for approximately 54% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce competitive new products at competitive prices. In most cases, our sales are made to these customers pursuant to standard purchase agreements rather than long-term purchase commitments, and orders may be canceled or reduced readily. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers.
Increased consolidation among our customers and suppliers in the communications networking industry has had, and could continue to have, an adverse effect on our business and results of operations.
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example, several of our customers have consolidated in the past. During 2016, Charter Communications completed its acquisition of Time Warner Cable, Inc. and Altice completed its acquisition of Cablevision. During 2017, Verizon completed its acquisition of XO Communications and CenturyLink completed its acquisition of Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
In addition, our suppliers in the communications networking industry have recently begun to consolidate. For example, in the fourth quarter of 2018, Lumentum completed its acquisition of Oclaro and, in the third quarter of 2019, II-VI completed its acquisition of Finisar. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers.

If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. We do not have long-term employment contracts or key person life insurance covering any of our key personnel. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. For example, in August 2019, we announced the appointment of our new Chief Financial Officer to replace our prior Chief Financial Officer who departed during in September 2019. In addition, as a result of the Acquisition, our current and prospective employees may experience uncertainty about their futures that may impair our ability to retain, recruit or motivate key management, engineering, technical and other personnel.
Product performance problems, including undetected errors in our hardware or software, or deployment delays could harm our business and reputation.
The development and production of products with high technology content is complicated and often involves problems with hardware, software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers and performance issues related to software updates. From time to time we have had to replace certain components, provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may suffer degradation of performance and reliability over time. Also, as a result of the Acquisition, we will be adding, augmenting, and modifying significant parts of our combined portfolio with network management and network automation software and features. These efforts may introduce new software bugs or network level reliability issues that are not known at this time, which could cause us to lose customers and fail to add new customers.
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
Competition in the packet-optical equipment market is intense. Our main competitors include WDM system suppliers, such as ADVA Optical Networking, Ciena Corporation, Cisco Systems, ECI, Huawei Technologies Co., Ltd., Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings.
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

We rely on various third-party service partners to help complement our global operations, and failure to adequately manage these relationships could adversely impact our financial results and relationships with customers.
We rely on a number of third-party service partners, both domestic and international, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. In addition, as our customers increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our service partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

•	delays in recognizing revenue;

•	liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;

•	our services revenue and gross margin may be adversely affected; and

•	our relationships with customers could suffer.
If we do not effectively manage our relationships with third-party service partners, or if they fail to perform these services in the manner or time required, our financial results and relationships with our customers could be adversely affected.
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
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.
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
We rely on third-party contract manufacturers to perform a portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers that will guarantee product availability, or the continuation of particular pricing or payment terms. There are a number of risks associated with our dependence on contract manufacturers, including:

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

Our large customers have substantial negotiating leverage, which may cause us to agree to terms and conditions that result in lower average selling prices and potentially increased cost of sales leading to lower gross margin, each of which would harm our results of operations.
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
Our business requires significant capital. For example, in August 2019 we completed a Credit Facility with Wells Fargo to provide additional capital to manage our business. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part II, Item 1, "Legal Proceedings."
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
We may also be required to indemnify some customers under our contracts if a third party alleges, or a court finds, that our products have infringed upon the proprietary rights of other parties. From time to time, we have agreed to indemnify certain customers for claims made against our products, where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our result of operations may be harmed.
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

•	mergers and acquisitions by us, by our competitors or by our customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole, including global trade tariffs; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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

•
increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customer’s utilization of inventoried or underutilized products, which could put additional downward pressure on our near-term gross profits;

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
Sales of our products into international markets are an important part of our business and will be increasingly important given Coriant's international revenue mix. During the first three quarters of fiscal 2019, fiscal 2018 and fiscal 2017, we derived approximately 53%, 43% and 40%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
We have sales and support personnel in numerous countries worldwide. In addition, we have established development centers in Canada, China, Finland, Germany, India, Portugal and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency. As a result of the Acquisition, we now have sales and support personnel in a greater number of geographical locations throughout APAC (including China) and EMEA (with offices in the Middle East).
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
The U.S. enacted significant tax reform under the Tax Cuts and Jobs Act of 2017. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.

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
We have made strategic acquisitions of businesses, technologies and other assets in the past, including most recently the Acquisition. In order to make acquisitions, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. If we are unable to achieve the anticipated strategic benefits of such acquisitions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if the integration or the anticipated financial and strategic benefits of such acquisitions are not realized as rapidly as, or to the extent anticipated by investors and securities analysts.
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
The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. In December 2017, the FCC voted to roll back its 2015 order regulating broadband Internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision repeals net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of Internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or impede investment in network infrastructures. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, operating results, and financial condition. For example, in 2018 and 2019, the United States imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales. At this time, it remains unclear what additional actions, if any, will be taken by the governments of the United States or China with respect to such trade and tariff matters.
In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions are evaluating or implementing regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, in May 2018, the General Data Protection Regulation (the “GDPR”) came into effect, which superseded then-current EU data protection regulations. The GDPR imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Any failure to obtain the required approvals or comply with such laws and regulations could harm our business and operating results.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or unauthorized access or disclosure of our information, could compromise our intellectual property and reveal proprietary or confidential business information. While we continually work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant remediation costs and expenses, subject us to regulatory action, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation.
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

Our ability to meet our payment obligations under our debt instruments, including the 2024 Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. For example, in each of the fiscal quarters after the Acquisition, the combined company had a significant net loss and negative cash flows. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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

Item 6.	Exhibits

Exhibit No.	Description
10.1*	Offer Letter between Infinera Corporation and Nancy Erba dated July 8, 2019.

10.2*
Infinera Corporation 2019 Inducement Equity Incentive Plan, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.3*
Form of Restricted Stock Unit Agreement (Inducement Plan), incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.4*
Form of Performance Share Agreement (Inducement Plan), incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.5
Credit Agreement, dated as of August 1, 2019, by and among Infinera Corporation, Coriant Operations, Inc., Coriant North America, LLC, Coriant America Inc., Coriant (USA) Inc., and Wells Fargo Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on August 2, 2019.

10.6
Guaranty and Security Agreement, dated as of August 1, 2019, by and among Infinera Corporation, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on August 2, 2019.

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan, contract or arrangement.

**
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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 12, 2019