Form 10-K
period 2019-12-28
INFINERA Corp
filed 2020-03-04
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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
(Registrant’s telephone number, including area code)Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $372,288,790 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 21, 2020, 183,026,317 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 28, 2019

Part I

ITEM 1.        BUSINESS

Overview
Infinera Corporation (“we,” “us,” “our” or “Infinera”) is a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems, disaggregated router platforms, a suite of networking and automation software offerings, and support and professional services.
Our customers include telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business Ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative optical engine technology, comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. We believe our vertical integration strategy becomes increasingly more valuable as our customers transition to 800 gigabits per second (“Gb/s”) per wavelength transmission speeds and beyond, as the combination of our optical integration, DSP, and tightly integrated packaging enables leading optical performance at higher optical speeds. Over time, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.
Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, data center interconnect (“DCI”), and long-haul and subsea transport.
We have grown our portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications. In October 2018, we expanded our product portfolio and customer base through the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). The Acquisition has helped position us as one of the largest providers of vertically integrated transport networking solutions in the world and enhanced our ability to serve a global customer base and accelerated the delivery of the innovative solutions our customers demand. The Acquisition has also enabled us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control.
Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine (ICE), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”).
As part of the Acquisition, we expanded our high-speed optical transport portfolio with 600 Gb/s transmission capabilities powered by our CloudWave T technology, which enabled us to expand the high-speed transmission applications we can address.

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
We believe our end-to-end portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate packet-optical network operations.

We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 140 Caspian Court, Sunnyvale, CA 94089. Our telephone number is (408) 572-5200. “Infinera,” “Infinera DTN-X,” “FlexCoherent,” “Infinera Groove,” “Infinera mTera,” “Infinera DRX,” “Infinera Transcend” and the Infinera logo, are trademarks or service marks of Infinera Corporation in the United States, certain other countries and/or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.
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
We believe we are in the midst of two significant shifts in transport network architectures that impact the markets we serve. The first is the bifurcation of the traditional transport market into either a cloud-based model or a more traditional carrier model. Cloud-based architectures are characterized by transport networks optimized to handle the massive growth of server-to-server traffic between data center sites. To manage server-to-server traffic growth, our customers seek open, scalable and disaggregated transport solutions designed to accommodate point-to-point, high-capacity traffic patterns. These customers require solutions that are cost-optimized for low cost per bit, low power consumption, reduced footprint and ease of deployment. In contrast, traditional service providers require high capacity solutions with more integrated network platforms, which can provide multi-service capabilities and aggregate data flows and can perform traffic add/drop at various points across their networks. These customers require protection schemes and a larger variety of interfaces to address their end customer needs. Our solutions serve both the point-to-point applications driven by increasing data center traffic and the more traditional mesh-oriented switched transport networks.
A second shift is happening at the edge of the network, where fiber is increasingly being deployed closer to the end-user. This trend is frequently referred to as “Fiber Deep,” and primarily occurs in two types of access networks: 4G/5G mobile transport networks and next-generation cable and multiple system operator (“MSO”) networks. Both of these trends require cost-efficient scalability, higher density and lower power per bit networking devices with integrated packet switching capabilities.
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

•	easy-to-use solutions that are highly programmable, open, and automated, which help reduce the time and complexity of deploying new transmission bandwidth;

•	improved integration between Ethernet or Internet Protocol equipment such as switches or routers, and optical transport networking equipment; and

•	strong encryption at the transport layer.
Strategy
Our goal is to be the preeminent provider of end-to-end transport networking solutions in the world by delivering the highest performance and lowest total cost solutions for our customers. Key aspects of our strategy include:

•
Leveraging our vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers differentiated value by leveraging our vertically integrated optical engine. This value includes significant cost advantages that our innovative PIC and DSP technology enable, including service agility, spectral efficiency, optical performance leadership and reliability, industry-leading optical scalability, and high-density and ultra-power efficient platforms. Our strategy is to continue to evolve our unique optical technology with higher speed and increasingly efficient solutions, integrating our optical engine across a broader end-to-end portfolio set and extending this innovation toward the edge of the network.

•
Driving cost structure optimization and achieving cost advantages of scale. Leveraging scale as part of our vertical integration strategy, which includes integration of our optical engine across a broader set of platforms, enables us to achieve cost advantages and cost structure efficiencies that enhance our ability to continue to invest in research and development in our optical engine and end-to-end portfolio, as well as drive profitability. In particular, we believe our vertically integrated manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective, and enable a lower cost structure and thus, higher profitability. To further drive cost structure optimization, we are transforming our supply chain to enable us to move from a fixed cost structure to an increasingly outsourced model that will allow for enhanced flexibility in our delivery capabilities to better support customers, while optimizing our cost leverage.

•
Offering comprehensive networking solutions and expanding our go-to-market reach. We believe a broad and integrated solutions portfolio spanning multi-layer technologies and optimized for edge-to-core transport markets is critical to helping our customers most cost effectively provide services with new 5G, distributed access architecture, DCI, cloud and business services. By expanding and enhancing our solutions portfolio and leveraging application-optimized capabilities and disruptive innovation, we are able to expand our go-to-market reach and address a broader set of our customers’ transport applications, from core network scalability to packet- and application-optimized metro transport.

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

•
Utilizing software-driven automation to deliver differentiated solutions. We believe we lead the industry in ease of use and automation, both integrated into our system design and facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of Instant Bandwidth offerings and introducing automation and programmability capabilities. We are extending management and control capabilities across our entire product portfolio with the addition of a new orchestration solution. This new solution enables customers to utilize end-to-end network resources and the automation of multi-layer, multi-domain and multi-vendor networks. Additionally, based on our customers’ desire for more programmable networks, we have added open application programming interfaces (“APIs”) to our solutions to enable our customers to create more agile and customized automated operations.

Customers
Our customer verticals include:

•	Tier-1 carriers for domestic and international networks;

•	Tier-2 and Tier-3 carriers;

•	ICP and data center operators;

•	cable providers and MSOs;

•	wholesale carriers;

•	submarine network operators;

•	large enterprise customers;

•	research and education institutions; and

•	government entities.
We sell our products directly to our end-user customers and to channel partners that sell on our behalf. We do not have long-term sales commitments from our customers. One customer accounted for approximately 13% of our revenue in each of 2019 and 2018. This same customer completed a merger with another customer in 2017, and these two customers accounted for approximately 6% and 12% of our revenue in 2017, respectively. One other customer accounted for approximately 15% of our revenue in 2018. No other customers accounted for over 10% of our revenue in 2019, 2018 or 2017.
Technology
We were founded on a vision of enabling an infinite pool of intelligent bandwidth powered by software-enabled on-demand service provisioning. We have focused our efforts and capital on developing application-optimized platforms that enable customers to create rich end-user experiences delivered through efficient, high-bandwidth packet-optical transport characterized by the following attributes:

•
Scalable. The proliferation of data centers, rise of cloud computing, increasing consumption of video and growth in mobile access is fundamentally changing traffic characteristics in operator networks. We currently deliver multi-terabit class coherent, sliceable super-channels, which allow a massive pool of bandwidth to be provisioned in a single operation.

•
Flexible. In addition to providing our customers end-to-end solutions, we offer a mix of integrated and disaggregated platforms to reduce complexity and enable flexibility as transport network architectures evolve. There are varying customer preferences as some customers continue to favor integrated multi-service mesh networks while others, such as ICPs, favor disaggregated platforms that address high-capacity point-to-point connections.

•
Open. Network operators are facing intensifying competition to meet customer demand for immediate bandwidth and better visibility into the network. Our networking solutions feature disaggregated and highly programmable platforms with software-defined networking (“SDN”) APIs enabling networks to be open, which simplifies end-to-end, multi-layer service provisioning and network control.

•
Automated. The demand for reducing the cost of operations as networks scale increases the need for software-enabled automation capabilities in the transport layer of the network. We currently deliver a suite of software solutions that provide a radical reduction in complexity and improved customer satisfaction with time-saving management and automation tools. Our solutions, coupled with a practical approach to network automation, are designed to make it easier to achieve measurable improvements in network and operational efficiency, as well as service agility.

Infinera Optical Engines
We believe our optical engines, with the latest available version being ICE4, are key to our value proposition and a competitive advantage to our system solutions. Technologically, we are able to deliver multi-terabit class coherent super-channels through PICs in systems that significantly exceed reliability standards. Additionally, our DSPs enable network operators to utilize coherent technologies to enable higher data capacity transmissions over existing optical fiber infrastructure. We have integrated advanced coherent technologies onto our FlexCoherent DSP in ICE4, such as cutting-edge Nyquist subcarriers and soft-decision forward error correction gain sharing techniques. Financially, we believe our technology approach enables improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration. These advantages allow us to develop new cost-effective architectures that enable our customers to solve their business needs.
In 2019, we announced our sixth-generation Infinite Capacity Engine (“ICE6”), which is designed to support high-capacity optical transmission with dual-channel 800 Gb/s and leading optical performance. ICE6 builds on the market success of ICE4 and Instant Bandwidth with a 1.6 terabits per second ("Tb/s") optical engine, providing a path for network operators to meet the ongoing growth of bandwidth and increasingly dynamic, unpredictable traffic flow. ICE6 combines our sixth-generation PIC with our internally developed 7 nanometer FlexCoherent DSP technology. Platforms powered by ICE6 will be commercially available in the second half of 2020.
Infinera Super-Channels and Sliceable Photonics
We offer customers flexibility in deploying WDM by using single or multiple channels simultaneously. Infinera’s XT and Cloud Xpress Family of products, for example, are designed to support multiple channels, each up to 200 Gb/s capacity, in a single line card or unit depending on the platform form factor. This pool of bandwidth can either be managed as a single super-channel, with up to 1.2 Tb/s that can be deployed in a single operation, or sliced into smaller increments to allow operators more flexibility. Super-channels result in competitive advantages leading to lower operational costs and long-term system reliability, as well as significant reductions in installation time. Our ICE4 technology combines the benefits of super-channels with the capability of being able to slice capacity into smaller unit increments such as 100 Gb/s. Each increment can be tuned and routed in multiple separate directions, with each fully tuned to its own flexible grid frequency as well as having its own coherent modulation profile. This significantly reduces the number of modules required in networks, resulting in lower total cost of ownership.
Infinera Instant Bandwidth
Infinera Instant Bandwidth enables customers to license super-channel bandwidth in smaller increments such as 100 Gb/s. With Instant Bandwidth technology, which is available on the Infinera XTC Series, XT Series, XTS Series, Cloud Xpress Family and XTM Series platforms, customers can provision additional transmission capacity on demand without the deployment of any incremental equipment. Our Instant Bandwidth technology is uniquely enabled by our hardware, providing customers the ability to adopt a success-based business model for network growth.
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
Infinera Auto-Lambda
The cost of manual operations in packet-optical networks has a significant impact to a network operator's total cost of ownership. Our Auto-Lambda feature provides a unique solution for deploying access and aggregation networks. It enables network operators to simply plug DWDM optics into aggregation and access nodes, which allows the packet-optical network element to automatically tune each of the optical signals to the appropriate wavelength. The result is a dramatic reduction in the number of truck rolls and the amount of effort required to deploy high-capacity access and aggregation networks, and a simultaneous reduction in deployment and configuration errors.

Infinera Disaggregated Routing
Compared to traditional closed and proprietary chassis-based routers, our open and disaggregated routing technology reduces vendor lock-in, speeds innovation, lowers costs and removes the chassis backplane and number of slots as barriers to cost-optimized scaling. Our disaggregated router solution is comprised of hardware-independent, carrier-class routing software, which we market as the Converged Network Operating System (“CNOS”), and the Infinera DRX Series of packet switching white boxes that support capacities from 300 Gb/s to 9.6 Tb/s in one or two rack unit (“RU”) form factor platforms.
Software-enabled Network Automation
Leveraging open network architectures based on SDN principles, the Infinera Transcend Software Suite provides a platform for advanced network automation that reduces operational costs, optimizes deployed network assets, speeds time to revenue and maximizes network and service availability. Intent-based automation translates service requests into optimized multi-layer network configurations while closed loop automation proactively monitors network state and service performance and, when appropriate, takes actions to assure service quality. Additional highlights include DevOps-style programmability, open interfaces and graphical user interface-based portals.
Products and Services
Our hardware product portfolio consists of optical line systems, packet-optical platforms, compact modular platforms and network routers. Software products include the Infinera Transcend Software Suite, which includes SDN and network management software, and our CNOS routing software. These products address the metro, long-haul and subsea network markets from end-to-end. DCI is a subset of these markets. We also provide customer support services, including professional service offerings designed to help customers optimize their network assets and migrate legacy services.

The high-speed transport network infrastructure is comprised of multiple technology layers that require intelligent interworking and coordination between layers to ensure efficient delivery of end-user services. These technology layers include Layer 0 (WDM), Layer 1 (optical transport network (“OTN”), SONET/SDH), Layer 2 (Carrier Ethernet), Layer 2.5 (MPLS-TP) and Layer 3 (Internet Protocol). Our product portfolio includes solutions that span all of these transport network layers. Our product portfolio also includes multi-layer network management and automation software that helps simplify operational tasks and accelerate provisioning of end-user services across multiple transport market domains, including metro, long-haul and subsea.
Optical Line Systems
Infinera Groove Series
The Infinera Groove Series of modular, sled-based platforms includes integrated optical line system capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the Groove solution supports up to 600 Gb/s per wavelength to deliver cost-optimized optical reach in metro and long-haul applications, enabling rapid capacity increases as network traffic grows. We will be introducing expansions to the Groove Series in 2020, including the addition of our 800 Gb/s per wavelength ICE6 optical engine.
Infinera 7300 Series
The Infinera 7300 Series is an SDN-ready coherent optical transport system. Supporting the latest optical technology, the 7300 Series addresses the needs of regional, long-haul, and ultra-long-haul optical networking, including long, unrepeatered single-span and festoon subsea networks. The 7300 enables network operators to achieve the highest network resiliency with fast optical protection switching and the use of autonomous and SDN-controlled restoration capabilities.
Infinera FlexILS Open Optical Line System
The Infinera FlexILS open optical line system connects various Infinera and third-party terminal equipment platforms over long-distance fiber optic cable while providing switching, multiplexing, amplification and management channels. The FlexILS solution is designed to support over 50 Tb/s of fiber capacity when used with the Infinera platforms over extended C-band and L-band. The FlexILS also supports reconfigurable optical add-drop multiplexer (“ROADM”) functionality with a flexible grid architecture and provides unconstrained optical switching by eliminating the restrictions of fixed wavelengths by port or direction. This platform is designed to provide open APIs interfacing with SDN control for multi-layer switching when combined with other platforms featuring WDM, OTN and packet switching.

Packet-Optical Platforms
Infinera 7090 Series
The Infinera 7090 Packet Transport Platforms provide both Multiprotocol Label Switching ("MPLS")-Transport Profile ("MPLS-TP") and Carrier Ethernet-based options, addressing applications including business Ethernet services, migration from TDM to packet, and residential and mobile backhaul. The 7090 Series includes MPLS-TP platforms with capacities ranging from 5 Gb/s to 960 Gb/s and Carrier Ethernet-based platforms that provide a range of compact gigabit Ethernet (“GbE”) and 10 GbE Ethernet access devices.
Infinera XTM Series

The Infinera XTM Series packet-optical transport platform enables high-performance metro connectivity solutions with service-aware capabilities optimized for 5G, Fiber Deep, business services and other metro transport applications. The XTM Series offers superior density, lower power consumption and higher scalability for multi-service metro access and aggregation networks, including integrated Layer 1 and Layer 2 support and Time Sensitive Networking features required for 5G mobile x-haul applications. The platform is designed for application-rich packet-optical metro networks providing cable, mobile, broadband and business services that require 10 Gb/s, 100 Gb/s or 200 Gb/s wavelengths with differentiated performance.
Infinera 7100 Series

Infinera 7100 Series of packet-optical transport platforms are right-sized and support a flexible mix of transponders, muxponders, packet switching, OTN switching, SONET/SDH switching, and ROADM-based optical line systems, providing compact and flexible transport for metro networks. The 7100 Series includes the 7100 Nano, a 5RU platform optimized for metro transport and the 7100 Pico, a 2RU platform that extends services to the metro edge and enables metro access applications. The 7100 Series also includes the PSX-3S, a 1RU 376 Gb/s packet switch optimized for aggregation and access applications.
Infinera mTera Series

The Infinera mTera Universal Transport Platform is a flexible and efficient network transport solution supporting scalable grooming and an innovative protocol-agnostic switch fabric in which each and every port on virtually every card can be software-configured between OTN and Ethernet. The mTera Series includes a compact 8-slot, 4 Tb/s shelf and a higher capacity 14-slot, 7 Tb/s shelf, with paired 14-slot shelves able to deliver 12 Tb/s of electrical switching. The mTera Series combines SDN-ready, advanced ROADM capabilities and support for the universal switching of OTN, packet and SONET/SDH traffic at the electrical layer.
Infinera XTC Series
The Infinera XTC Series includes multi-terabit packet optical transport platforms that integrate digital OTN switching and optical WDM transmission. The XTC Series delivers converged packet, OTN, and WDM for metro core, regional, long-haul, and subsea applications. The XTC Series features ICE4, Instant Bandwidth, and massively simple operations to drive cost reduction and speed time to revenue. These platforms also support a broad range of Ethernet and OTN client interfaces for flexibility and are designed for metro, long-haul and subsea networks.
Compact Modular Platforms
Infinera Cloud Xpress Family
The Infinera Cloud Xpress Family is designed to meet the varying needs of ICPs, communication service providers, internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress has a 500 Gb/s WDM super-channel output in 2RUs. Our second generation, the Cloud Xpress 2, released in June 2017, leverages the ICE4 optical engine, and has a 1.2 Tb/s super-channel output in 1RU. These platforms are designed with a rack-and-stack form factor and utilize a software approach that enables them to easily plug into existing cloud provisioning systems using open SDN APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
Infinera Groove Series
The Infinera Groove Series of highly compact, modular, and sled-based platforms includes integrated muxponder capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the Groove solution supports up to 600 Gb/s per wavelength to deliver cost-optimized optical reach in metro and long-haul applications, enabling rapid capacity increases as network traffic grows. The Groove muxponder solution supports deployment over virtually any optical line system, ensuring that network operators always have access to best-of-breed solutions.
Infinera XT Series
The Infinera XT Series of compact, open and disaggregated platforms, powered by our ICE4, delivers up to 2.4 Tb/s of line-side capacity for metro, DCI, regional and long-haul networks in compact 1RU and 4RU form factors, with ultra-long-haul and submarine reach. These platforms are designed to power cloud scale network services over metro, DCI, long-haul and subsea networks.
Network Routers
Infinera DRX Series
The Infinera DRX Series of disaggregated routers is designed to help network operators reduce capital expenditures and accelerate innovation by minimizing vendor lock-in, while also reducing operating expenses with open SDN-enabled network automation. The DRX Series includes carrier-class 1RU and 2RU white boxes purpose-built for disaggregated router applications including 5G backhaul and Fiber Deep. As an open networking solution, the DRX Series leverages Infinera CNOS routing software as well as third-party hardware-independent network operating systems. While the capacity of individual DRX devices ranges from 300 Gb/s to 9.6 Tb/s, stacking and leaf-spine architectures enabled by CNOS provide for much larger node capacities. Carrier-class capabilities of the DRX Series include advanced synchronization, equipment redundancy and temperature hardened options.
Infinera 8600 Series
The Infinera 8600 Series of SDN-ready Internet Protocol/MPLS routers provides compact, cost-effective and power-efficient solutions for cell sites, metro core and aggregation applications. By boosting network performance, integrating advanced synchronization and enabling new fixed mobile services, the 8600 Series helps network operators ensure a high-quality user experience in 3G, 4G, fixed mobile convergence and emerging 5G networks.
Software and Services
Transcend Software Suite
Leveraging open architectures based on SDN principles, the Infinera Transcend Software Suite includes a multi-layer and multi-domain orchestrator, multi-vendor SDN domain controllers, network managers, and open, standards-based network management capabilities with granular control across network elements at micro and macro levels. The Transcend Software Suite provides a platform for automation that reduces operational costs, optimizes network assets, speeds time to revenue, and maximizes network and service availability. Intent-based automation translates service requests into optimized multi-layer (L0-L3) network configurations while closed loop automation proactively monitors network state and service performance and, when appropriate, takes actions to assure service quality. Additional highlights include DevOps-style programmability, open interfaces, and graphical user interface-based portals.
Infinera CNOS
Infinera CNOS is a hardware-independent network operating system that leverages field-proven 8600 Internet Protocol/MPLS software widely deployed by leading Tier-1 carriers. Infinera CNOS is designed to run on the Infinera DRX platform or on third-party packet switching white boxes to provide a scalable disaggregated router solution. This solution is designed to enable network operators to reduce capital expenses and accelerate innovation by minimizing vendor lock-in, while also reducing operational expenses with SDN-enabled automation and the ability to scale cost effectively with stacking and leaf-spine architectures.
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
Competition in the packet-optical equipment market is intense. In the long-haul market, our main competitors include WDM systems suppliers such as Ciena, Huawei, Nokia and ZTE. In the metro market, we face the same competitors as in long-haul, plus Cisco, ADVA Optical Networking and Ribbon Communications, among others. In the DCI market we also face competition from vendors that are selling optical components directly to customers as opposed to WDM systems. In addition to our current competitors, other companies have, or may in the future, develop products that are, or could be, competitive with our products. We also may encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
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
Direct Sales Force. Our sales team sells directly to service providers worldwide and is organized geographically around the following markets: (i) United States and Canada (“North America”); (ii) Latin America and South America (“LATAM”); (iii) Europe, Middle East and Africa (“EMEA”); and (iv) Asia Pacific and Japan (“APAC”).

Within each geographic area, we maintain specific teams or personnel that focus on a particular region, country, customer or market vertical.
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
Research and Development
Continued investment in research and development is critical to our business. To this end, we have a team of engineers with expertise in various fields, including systems, sub-systems, software and components. Our research and development efforts are currently focused in Sunnyvale, California; Allentown, Pennsylvania; Annapolis, Maryland; Bangalore, India; Kanata, Canada; Stockholm, Sweden; Munich, Germany; Lisbon, Portugal; Shanghai, PRC; Espoo, Finland; and Naperville, Illinois. We utilize a mix of internal resources and supplement our staffing with development personnel provided by third parties on a contract basis. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. As part of the integration efforts related to the Acquisition, we are integrating the legacy Infinera and Coriant products into a seamless end-to-end portfolio; and we are investing in leveraging the vertical integration capabilities of Infinera across a broader portion of our platforms. We are also working to develop new generations of optical engines at a faster cadence than we have historically in order to bring new products to market more rapidly and meet customer demand. We believe these efforts will enhance our competitiveness in the markets we currently serve and also allow us to address adjacent markets to fuel our future growth.
Employees
As of December 28, 2019, we had 3,261 employees. A total of 2,061 of those employees were located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions may be represented by local workers’ councils and/or collective bargaining agreements, as may be customary or required in those jurisdictions. We have not experienced any work stoppages, and we consider our employee relationships to be good.
Manufacturing
We have invested significant time and capital to develop and improve the manufacturing processes we use to produce and package our products. This includes significant investments in personnel, equipment and the facilities needed to manufacture and package our products in California and Pennsylvania. We also have invested in automating our manufacturing process and in training and maintaining the quality of our manufacturing workforce. As a leader in the development of photonic integration, our manufacturing processes have been developed over several years and are protected through a combination of patents, trade secrets and contractual protections. We believe that the investments we have made towards the manufacturing and packaging of our products provide us with a significant competitive advantage. We also believe that our current manufacturing facilities, including our fabrication facility for our PICs in California and our module manufacturing facility in Pennsylvania, can accommodate an increase in production capacity as our business continues to grow.
            We also use contract manufacturers to assemble portions of our products. Each contract manufacturer procures components necessary to assemble products according to our specifications and bills of material. For elements of our business where we outsource, we perform rigorous in-house quality control testing to ensure the reliability of our products. Our supply chain risk mitigation strategies are continuous and institutionalized in our supply chain design for external manufacturing and for procurement of components. We currently use four contract manufacturers in several different countries, including China, Malaysia, Mexico, Hungary and Thailand, and we maintain the capability to redirect select manufacturing activities to U.S. qualified factories of three electronic manufacturing services partners.
We expect all suppliers to comply with our Supplier Code of Conduct, which addresses the rights of workers to safe and healthy working conditions, environmental responsibility, and compliance with applicable laws.

Backlog
As of December 28, 2019 and December 29, 2018, our total order backlog was approximately $430.0 million and $374.3 million, respectively. Our backlog represents purchase orders received from customers for future product shipments and services to be provided in future periods. More than half of our total order backlog is related to services, comprised primarily of annual maintenance contracts. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled without penalty. Orders in backlog may be fulfilled several quarters following order receipt and may relate to multi-year support service obligations. As a result, we believe that backlog should not be viewed as an accurate indicator of future operating results for any particular period. A backlogged order may not result in revenue in a particular period, and the actual revenue may not be equal to our backlog amounts. Our presentation of backlog may not be comparable with that of other companies in our industry.
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
As of December 28, 2019, we held 1,122 U.S. patents and 767 international patents expiring between 2019 and 2038, and held 166 U.S. and 165 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
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
We incorporate free and open source licensed software into our products. Although we monitor our use of such open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition, non-compliance with open source software license terms and conditions could subject us to potential liability, including intellectual property infringement and/or contractual claims. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business, operating results and financial condition.
Environmental Matters
We are committed to maintaining compliance with all environmental laws and regulations applicable to our operations, products and services. Our business and operations are subject to various federal, state, local and foreign laws and regulations that have been adopted with respect to the environment, including the Waste Electrical and Electronic Equipment Directive ("WEEE"), Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS"), and Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") regulations adopted by the European Union. Environmental regulation is increasing and we expect that our operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. We are also subject to disclosure requirements related to the presence of “conflict minerals” in our products. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.

Information about our Executive Officers
Our executive officers and their ages and positions as of December 28, 2019, are set forth below:

Name	Age	Position
Thomas J. Fallon	58	Chief Executive Officer and Director
Nancy Erba	53	Chief Financial Officer
David W. Heard	51	Chief Operating Officer
David L. Teichmann	63	Chief Legal Officer and Corporate Secretary
Robert J. Jandro	64	Senior Vice President, Worldwide Sales
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
Nancy Erba has served as our Chief Financial Officer since August 2019 after joining us as Senior Vice President, Strategic Finance earlier in the same month. Prior to joining us, from September 2016 to March 2019, Ms. Erba served as Chief Financial Officer of Immersion Corporation, a leader in touch feedback technology. From February 2015 to October 2015, Ms. Erba was Vice President, Financial Planning and Analysis of Seagate Technology plc, a data storage company. Prior executive roles at Seagate Technology include Division CFO and Vice President of Finance for Strategic Growth Initiatives from 2013 to 2015; Vice President, Business Operations and Planning from 2009 to 2013; Division CFO and Vice President of Finance of the Consumer Solutions Division from 2008 to 2009; and Vice President, Corporate Development from 2006 to 2008. Ms. Erba currently serves on the board of directors of PDF Solutions, Inc., a software and engineering services company. Ms. Erba holds an M.B.A. from Baylor University and a B.A. in mathematics from Smith College.
David W. Heard has served as our Chief Operating Officer since October 2018. Prior to that, Mr. Heard served as our General Manager, Products and Solutions, since June 2017. Prior to joining us, Mr. Heard served as a private consultant from 2015 to June 2017. From 2010 to 2015, Mr. Heard served as President of Network and Service Enablement at JDS Uniphase. From 2007 to 2010, Mr. Heard served as Chief Operating Officer at BigBand Networks (now part of Arris). From 2004 to 2006, Mr. Heard served as President and Chief Executive Officer at Somera (now part of Jabil). From 2003 to 2004, Mr. Heard served as President and General Manager Switching Division at Tekelec (now part of Oracle). From 1995 to 2003, Mr. Heard served in a number of leadership roles at Santera Systems Spatial Networks and at Lucent Technologies (both now part of Nokia). Mr. Heard holds an M.B.A. from the University of Dayton, an M.S. in management from Stanford Graduate School of Business, where he was a Sloan Fellow, and a B.A. in production and operations management from Ohio State University.

David L. Teichmann has served as our Chief Legal Officer and Secretary since April 2019. Prior to joining us, Mr. Teichmann served as Executive Vice President, General Counsel and Corporate Secretary of Oclaro, Inc., a maker of optical components and modules for the long-haul, metro and data center markets, from January 2014 until its acquisition by Lumentum in December 2018. From 2007 to 2012, he served as the Executive Vice President, General Counsel and Corporate Secretary of Trident Microsystems, Inc., a public fabless semiconductor company that sold television and set top box integrated circuits. From August 1998 to February 2006, he served as the Senior Vice President, General Counsel and Secretary of GoRemote Internet Communications, Inc., a secure managed global remote access solutions provider, guiding the company through its initial public offering in 1999 and its acquisition by iPass, Inc. in 2006. Mr. Teichmann held various senior legal counsel positions from 1989 to 2006 in Europe, Asia Pacific, Latin America and Canada and began his career with the Fenwick & West law firm. Mr. Teichmann holds a J.D. from the William S. Richardson School of Law at the University of Hawaii, an M.A. in law and diplomacy from the Fletcher School of Law and Diplomacy, and a B.A. in political science from Trinity College.
Robert J. Jandro has served as our Senior Vice President, Worldwide Sales since May 2013 until January 2020. Prior to joining us, Mr. Jandro served as Vice President of Business Development of Openwater Software, Inc., a large data and analytics cloud company, from January 2008 to August 2012. From February 2004 to November 2006, Mr. Jandro served as Chief Executive Officer and President of Nsite Software, Inc., an early cloud company acquired by Business Objects. From March 2000 to August 2002, Mr. Jandro served as Executive Vice President of Global Sales and Services for ONI Systems, an optical networking company. Prior to that, Mr. Jandro worked at Oracle where he last served as the Group Vice President of Oracle’s Communications and Utilities Industries. Mr. Jandro holds an M.S. in management from Northwestern University’s Kellogg Graduate School of Management and a B.S. in business from the University of Missouri-St. Louis. On January 3, 2020, Mr. Jandro informed us of his decision to retire from his position as our Senior Vice President, Worldwide Sales, effective immediately.
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
Risks Related to Our Business and Our Common Stock

Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor, analyst or our expectations.
Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, in each of the prior ten quarters, we have had operating losses, most recently the result of higher operating expenses related to the Acquisition and lower gross margins.
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

•
delays in operations we may continue to experience during the course of utilizing our new enterprise resource planning (“ERP”) system, which we implemented in August 2019, including unintended disruptions in our ability to deliver and bill for customer shipments, project our inventory requirements, and manage our supply chain, including our hardware servicing operations;

•	our ability to successfully restructure our operations within our anticipated time frame and realize our anticipated savings;

•	the quality and timing of delivery of key components from suppliers, including any delays in the supply of components that may result from the effects of the coronavirus;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	any delay in collecting or failure to collect accounts receivable;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us;

•	the timing of revenue recognition and revenue deferrals;

•	any future changes in U.S. generally accepted accounting principles (“U.S. GAAP”) or new interpretations of existing accounting rules;

•
the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines and in a designated flood zone; and

•	general economic and political conditions in domestic and international markets, including those related to the upcoming presidential election in the United States.
Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter and beyond. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.
Any delays in the development, introduction or acceptance of our new products or in releasing enhancements to our existing products may harm our business.
Our products are based on complex technologies, including, in many cases, the development of next-generation PICs, DSPs and specialized application-specific integrated circuits (“ASICs”), each of which are key components of our optical engines. In addition, we may also depend on technologies from outside suppliers, all of which may cause us to experience unanticipated delays in developing, improving, manufacturing or deploying our products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.
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

Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, and are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, limited or constrained engineering resources, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. If we do not develop and successfully introduce or enhance products in a timely manner, including the successful development of our next generation optical engine, our competitive position will suffer.
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
We may be unable to generate the cash flow necessary to make anticipated capital expenditures, to service our debt or grow our business.
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or to grow our business. For example, in each of the fiscal quarters since the completion of the Acquisition, we have had a net loss and negative cash flows and we may continue to incur losses in future quarters. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities. For example, in August 2019 and as supplemented in December 2019, we entered into a credit facility with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business. For additional risks related to the $402.5 million of 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) please see “Risk Related to our 2024 Notes” below.

We are dependent on sole source and limited source suppliers for several key components, and if we fail to obtain these components on a timely basis, we will not meet our customers’ product delivery requirements.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. For example, the recent outbreak of the coronavirus in China may cause a disruption of the global supply chain for certain components necessary for our products and it is unknown the magnitude of or how long any such impact may continue. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
Our gross margin may fluctuate from period to period and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 20.7% to 40.5%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:

•	the mix of the types of customers purchasing our products as well as the product mix;

•
the initial products released powered by our next-generation technologies generate lower margin initially, as per unit production costs for initial units tend to be higher and experience more variability in production yields;

•	the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;

•	the mix of products sold to customers that benefit from vertical integration as compared to products that include a higher percentage of third-party components;

•	significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•	aggressive pricing tactics by our competitors;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;

•	consolidation amongst our suppliers, which may increase prices of components for our products;

•	the volume of Instant Bandwidth-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory;

•	changes in the price or availability of components for our products, including the possible effect of new or increased tariffs on the prices of raw materials used in such components; and

•	changes in warranty related costs.
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
In December 2018, we implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of our operations and ongoing integration synergies in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, we sought to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. For example, in the third quarter of 2019, we completed the transfer of our manufacturing operations in Berlin, Germany to a contract manufacturer. We may not fully realize all the projected cost savings from the closure of this site or other sites, which would harm our business. In addition, any disruptions in the smooth transition to a third-party manufacturer could damage customer relations and harm our ability to achieve our financial plans.
Further, any anticipated benefits from the 2018 Restructuring Plan may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. While we believe significant synergies have been achieved, our ability to continue to drive further synergies in the amounts and time frames expected are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these additional synergies. In addition, as a result of the restructuring, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
While our revenue and customer base have become more diversified over the past few years, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. For the fiscal year 2018, our top ten customers accounted for approximately 54% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
Our ability to continue to generate revenue from our key customers will depend on our ability to maintain strong relationships with these customers and introduce competitive new products at competitive prices. In most cases, our sales are made to these customers pursuant to standard purchase agreements, which may be canceled or reduced readily, rather than long-term purchase commitments that would require these customers to purchase any minimum or guaranteed volumes orders. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Our operating results will continue to depend on our ability to sell our products to our key customers. In addition, we must regularly compete for and win business with existing and new customers across all of our customer segments.
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
In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, in the fourth quarter of 2018, Lumentum completed its acquisition of Oclaro and, in the third quarter of 2019, II-VI completed its acquisition of Finisar. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.
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
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products, is very complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products were fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, work stoppage or otherwise, for any extended period of time would cause our business, financial condition and operating results to be harmed.
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
If we overestimate market demand for our products and, as a result, increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, which could result in increased risk of obsolescence and significant inventory write-downs. Furthermore, this will result in reduced production volumes and our fixed costs will be spread across fewer units, increasing our per unit costs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipments our ability to recognize revenue and the potential loss of customers to competitors. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements resulting in payment of damages.
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

•
potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters or international health emergencies such as the coronavirus).

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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. We have agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis, and continue to reduce our costs, which could affect our results of operations.
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
Because the purchase of our equipment involves substantial cost, most of our customers wait to purchase our equipment until they are ready to deploy it in their network. As a result, it is difficult for us to accurately predict the timing of future purchases by our customers. In addition, product purchases are often subject to budget constraints, multiple approvals and unplanned administrative processing and other delays, including the need for the customer to obtain external financing. If sales expected from customers for a particular quarter are not realized in that quarter or at all, our revenue will be negatively impacted.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
Our business requires significant capital. For example, in August 2019 we completed a credit facility with Wells Fargo to provide additional capital to manage our business, and in December 2019, we increased the amount we could borrow under the credit facility. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part I, Item 3, "Legal Proceedings."
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

•	risk of excess or obsolete inventories;

•	our customers facing financial difficulties, including bankruptcy;

•	excess manufacturing capacity and higher associated overhead costs as a percentage of revenue; and

•	more limited ability to accurately forecast our business and future financial performance.
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
Sales of our products into international markets continue to be an important part of our business. During the fiscal 2019, fiscal 2018 and fiscal 2017, we derived approximately 52%, 49% and 42%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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

As a result of having global operations, the sudden disruption of the supply chain and/or the manufacture of our customer’s components caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products or provide installation and maintenance services to our customers. For example, the recent outbreak of the coronavirus in China and other geographic areas may cause a disruption of the global supply chain for certain components necessary for our products and could threaten the health and safety of our employees.
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
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;

•	changes to the financial accounting rules for income taxes;

•	the tax effects of acquisitions, including the effects of integrating intellectual property; and

•	the resolution of issues arising from tax audits.
The United States enacted significant tax reform under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future, many of our processes will remain manually intensive and thus subject to human error. In addition, if we are unable to implement key operation controls around pricing, spending and other financial processes, we may not be able to improve our financial performance or sufficiently scale to support the growth of our business.

Prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems, and Coriant, as a private company, was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In August 2019, we migrated to an integrated ERP system. As a result of the integration, we may encounter difficulties and unanticipated issues due to the complexity of the business processes and technical challenges faced by moving to a single ERP system. If we are unable to successfully manage our integrated ERP system, and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline. Additionally, integration of our ERP system may cause time delays and impact our ability to undertake financial reporting in a timely manner. For example, we required additional time to complete our quarter-end closing procedures for the three months ended September 28, 2019 due to issues encountered as part of the integration of three separate global instances into a single ERP system.
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
Unforeseen health, safety and environmental costs and restrictions could harm our business.

We are subject to various federal, state, local, foreign and international laws and regulations governing health, safety and the environment. In particular, our manufacturing operations use substances that are regulated by such laws and regulations, including WEEE, RoHS and REACH regulations adopted by the European Union. From time to time, the European Union restricts or considers restricting certain substances under these Directives. For example, indium phosphide is currently being considered for restriction under RoHS. Any restriction of indium phosphide or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem with complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.
We are subject to governmental regulations that could adversely affect our business.
We are subject to governmental regulations that could adversely affect our business. This includes U.S. and foreign trade control laws that may limit where and to whom we sell our products as well as the impact of new or revised environmental rules and regulations or other social initiatives on how we manufacture our products. Trade control laws may also limit our ability to conduct product development activities in certain countries and restrict the handling of our U.S. export-controlled technology. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and operating results.
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

In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions, including the United States, the EU and other regions, are evaluating or have implemented regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, in May 2018, the General Data Protection Regulation (the “GDPR”) came into effect, superseding then-current EU data protection regulations. The GDPR imposes stringent data handling requirements on companies that receive or process personal data of residents of the EU, and non-compliance with the GDPR could result in significant penalties, including data protection audits and heavy fines. Any failure to obtain the required approvals or comply with such laws and regulations could harm our business and operating results.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information, and includes certain personal information and other data relating to our employees and others. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or any other unauthorized access or disclosure of our information or other information that we or our third-party vendors maintain, could compromise our intellectual property and reveal proprietary or confidential business information. While we continually work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant costs and expenses to remediate and otherwise respond to the incident, subject us to regulatory actions and investigations, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and in an effort to prevent future security incidents and breaches.
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

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.        PROPERTIES
Our headquarters are located in Sunnyvale, California, which consist of approximately 321,000 square feet under lease. In 2020, we will move our headquarters to San Jose, California, which will consist of approximately 82,000 square feet under lease.
In addition to the leased building in Sunnyvale, California, we also lease approximately 1,223,000 square feet of office spaces for research and development centers and for sales, service and support in various countries within (i) North America; (ii) LATAM; (iii) EMEA; and (iv) APAC.
All of these leases expire between 2019 and 2031. We also own a facility in Allentown, Pennsylvania. We intend to adjust the facility space to meet our requirements and we believe that suitable additional or substitute space will be available as needed to accommodate our business needs for our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

ITEM 3.        LEGAL PROCEEDINGS

Oyster Optics LLC I

On November 23, 2016, Oyster Optics, LLP (“Oyster Optics”) filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “’511 patent”) and 8,913,898 (the “’898 patent”). Collectively, the asserted patents are referred to herein as the “Oyster Optics patents in suit.” The complaint seeks unspecified damages and a permanent injunction. We filed our answer to Oyster Optics’ complaint on February 3, 2017. We filed two petitions for Inter Partes Review (“IPR”) of the ‘898 patent with the U.S. Patent and Trademark Office (“USPTO”). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of the ‘898 patent but denied IPR petitions in connection with the ‘327 patent.

A first Markman decision issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case.

Oyster Optics LLC II

On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. On October 26, 2018, we filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of our affiliated subsidiaries). We also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the Court granted our motion for summary judgment and on June 28, 2019, the court entered a final judgment for us. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intend to defend this action vigorously. We are currently unable to predict the outcome of this litigation at this time and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Oyster Optics LLC III

On July 29, 2019, Oyster Optics filed a third complaint against us, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, we filed our answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster filed an amended complaint. On December 3, 2019, we filed a motion to dismiss certain claims based on certain allegations made by Oyster in their amended complaint. On December 27, 2019, we filed IPR petitions with the USPTO, in which we requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit. We believe that we do not infringe any valid and enforceable claim of the Oyster III patent in suit and intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.

Oyster Optics LLC IV

On August 26, 2019, Oyster Optics filed a fourth complaint against us in the Superior Court of California, Santa Clara County (“Oyster IV”). On November 5, 2019, the Oyster IV lawsuit was dismissed.

Civil Investigative Demand
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
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of February 19, 2020, there were 91 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 27, 2014 and its relative performance is tracked through December 28, 2019. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index,
and the Nasdaq Telecommunications Index
*Assumes $100 invested on December 27, 2014 in our common stock or December 31, 2014 in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        SELECTED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
We derived the statements of operations data for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 and the balance sheet data as of December 28, 2019 and December 29, 2018 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2016 and December 26, 2015 and the balance sheet data as of December 30, 2017, December 31, 2016, and December 26, 2015 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 28, 2019 (1)	December 29, 2018(2)	December 30, 2017	December 31, 2016	December 26, 2015

	(In thousands, except per share data)
Revenue	$1,298,865	$943,379	$740,739	$870,135	$886,714
Gross profit	$325,923	$321,156	$244,000	$393,718	$403,477
Net income (loss)	$(386,618)	$(214,295)	$(194,506)	$(24,430)	$50,950
Net income (loss) attributable to Infinera Corporation	$(386,618)	$(214,295)	$(194,506)	$(23,927)	$51,413
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(2.16)	$(1.36)	$(1.32)	$(0.17)	$0.39
Diluted	$(2.16)	$(1.36)	$(1.32)	$(0.17)	$0.36
Weighted average number of shares used in computing basic and diluted net income (loss) per common share:
Basic	178,984	157,748	147,878	142,989	133,259
Diluted	178,984	157,748	147,878	142,989	143,171
Total cash and cash equivalents, investments and restricted cash	$132,797	$268,848	$305,211	$367,056	$370,979
Intangible assets, net	$170,346	$233,119	$92,188	$108,475	$156,319
Goodwill	$249,848	$227,231	$195,615	$176,760	$191,560
Total assets	$1,628,338	$1,801,270	$1,117,670	$1,198,583	$1,226,294
Short-term debt	$31,673	$—	$144,928	$—	$—
Long-term debt, net	$323,678	$266,929	$—	$133,586	$125,440
Long-term financing lease obligation	$2,394	$193,538	$—	$—	$—
Common stock and additional paid-in capital	$1,741,065	$1,686,091	$1,417,192	$1,354,227	$1,300,441
Infinera stockholders' equity	$386,535	$703,821	$665,365	$762,328	$762,151
Noncontrolling interest	$—	$—	$—	$—	$14,910
Total stockholders’ equity	$386,535	$703,821	$665,365	$762,328	$777,061

(1)
Effective December 30, 2018, we adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“Topic 842”), using the alternative modified transition method. Results for the reporting periods beginning December 30, 2018 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification (“ASC”) Topic 840, “Leases.”

(2) Effective December 31, 2017, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC Topic 605, “Revenue Recognition” (“Topic 605”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include our expectations regarding revenue, gross margin, expenses, cash flows and other financial items; any statements of the plans, strategies and objectives of management for future operations and personnel; expectations related to the Acquisition; factors that may affect our future operating results; anticipated customer activity; statements about the benefits of our products and product features; statements concerning new products or services, including new product features and delivery dates; statements related to capital expenditures; statements related to future economic conditions, performance, market growth or our sales cycle; statements related to the 2024 Notes or our credit facility; statements related to the effects of the coronavirus on our supply chain and ability to meet customer demand; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to the timing and impact of transfer pricing reserves or our effective tax rate; statements regarding the Tax Act; statements regarding our restructuring plans; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect," “intend,” “may,” or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” included in Part II, Item 6 of this Annual Report on Form 10-K and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems, disaggregated router platforms, and a suite of networking and automation software offerings, and support and professional services.

Our customers include telecommunications service providers, ICPs, cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business Ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).

Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative optical engine technology, comprised of large-scale PICs and digital signal processors DSPs. We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. We believe our vertical integration strategy becomes increasingly more valuable as our customers transition to 800 Gb/s per wavelength transmission speeds and beyond, as the combination of our optical integration, DSP, and tightly integrated packaging enables a leading optical performance at higher optical speeds. Over time, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.

Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, and DCI, and long-haul and subsea transport.

We have grown our portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode. In October 2018, we expanded our product portfolio and customer base through the Acquisition. The Acquisition has helped position us as one of the largest providers of vertically integrated transport networking solutions in the world and enhanced our ability to serve a global customer base and accelerated the delivery of the innovative solutions our customers demand. The Acquisition has also enabled us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control.

Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine (ICE), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of available optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”).

As part of the Acquisition, we expanded our high-speed optical transport portfolio with 600 Gb/s transmission capabilities powered by our CloudWave T technology, which enabled us to expand the high-speed transmission applications we can address.

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

We believe our end-to-end portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate packet-optical network operations.

Financial and Business Highlights
Total revenue was $1,298.9 million in 2019 as compared to $943.4 million in 2018, a 38% increase. The key driver of this increase was the addition of Coriant for the full fiscal year of 2019. In 2019, we benefitted from the addition of the Coriant portfolio and customer base and enjoyed continued traction from our ICE4 products. Also supporting revenue growth in 2019 was an uptick in spending from a large ICP customer, particularly in the second half of the year. In 2020, we see several prospective opportunities to grow revenue whether by expanding relationships at existing customers or winning new customers by continuing to drive adoption of our products. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by customer buying patterns, supply chain disruptions and the timing of customer network deployments.
Gross margin declined to 25% in 2019 from 34% in 2018. This decline was largely the result of lower margins from the acquired Coriant business, general product and customer mix, increased integration costs and increased amortization of intangible assets. Over the course of 2019, gross margins steadily increased, driven by improved pricing discipline on products acquired in the Acquisition and reductions of our fixed cost structure, which included headcount reductions and out-sourcing of certain service and manufacturing capabilities. In addition, increased revenue in the second half of 2019, coupled with our improved cost structure helped to drive higher gross margins in the second half of 2019. In 2020, we intend to continue to make improvements to our fixed cost structure and continue to drive pricing discipline. With our ICE6 platform expected in the second half of 2020, we intend to expand our vertical integration capabilities across more of our product portfolio, which we expect will lower our cost structure and drive continued margin improvement over time.
Operating expenses in 2019 grew to $676.2 million from $506.8 million, a 33% increase. This increase was primarily due to the Acquisition and higher costs associated with our integration and restructuring efforts in 2019. Over the course of 2019, operating expenses as a percentage of revenue dropped significantly as we started to benefit from synergies related to reducing headcount, combining systems and decreasing our real estate footprint. In 2020, we intend to continue to optimize our cost structure, balancing the need to manage costs with investing sufficiently in technology innovation and operations.
One customer accounted for approximately 13% of our revenue in each of 2019 and 2018. This same customer completed a merger with another customer in 2017, and these two customers accounted for approximately 6% and 12% of our revenue in 2017, respectively. One other customer accounted for approximately 15% of our revenue in 2018. No other customers accounted for over 10% of our revenue in 2019, 2018 or 2017.
We primarily sell our products through our direct sales force, with the remainder sold indirectly through channel partners. We derived 79%, 89% and 94% of our revenue from direct sales to customers in 2019, 2018 and 2017, respectively. We expect to continue generating the substantial majority of our revenue from direct sales in the future.
We are headquartered in Sunnyvale, California, with employees located throughout North America, LATAM, EMEA and APAC (including China).
Results of Operations
The results of operations for 2019 reflect the inclusion of the Coriant business, which was acquired on October 1, 2018, for the full fiscal year. The following sets forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 28, 2019	% of total revenue	December 29, 2018	% of total revenue	Change	% Change
Revenue:
Product	$1,011,488	78%	$763,555	81%	$247,933	32%
Services	287,377	22%	179,824	19%	107,553	60%
Total revenue	$1,298,865	100%	$943,379	100%	$355,486	38%
Cost of revenue:
Product	$735,059	57%	$517,765	55%	$217,294	42%
Services	146,916	11%	78,353	8%	68,563	88%
Amortization of intangible assets	32,583	3%	23,475	2%	9,108	39%
Acquisition and integration costs	28,449	2%	—	—%	28,449	NMF *
Restructuring and related	29,935	2%	2,630	—%	27,305	1,038%
Total cost of revenue	$972,942	75%	$622,223	66%	$350,719	56%
Gross profit	$325,923	25.0%	$321,156	34.0%	$4,767	1%

*NMF - not meaningful

	Years Ended
	December 29, 2018	% of total revenue	December 30, 2017	% of total revenue	Change	% Change
Revenue:
Product	$763,555	81%	$610,535	82%	$153,020	25%
Services	179,824	19%	130,204	18%	49,620	38%
Total revenue	$943,379	100%	$740,739	100%	$202,640	27%
Cost of revenue:
Product	$517,765	55%	$406,644	55%	$111,121	27%
Services	78,353	8%	50,480	7%	27,873	55%
Amortization of intangible assets	23,475	2%	20,474	3%	3,001	15%
Acquisition and integration costs	—	—%	—	—%	—	NMF*
Restructuring and related	2,630	—%	19,141	3%	(16,511)	(86)%
Total cost of revenue	$622,223	66%	$496,739	67%	$125,484	25%
Gross profit	$321,156	34.0%	$244,000	32.9%	$77,156	32%
*NMF - not meaningful
Revenue
2019 Compared to 2018. Product revenue increased by $247.9 million, or 32%, in 2019 from 2018, primarily attributable to the inclusion of Coriant’s revenue for all of 2019 as compared to only the fourth quarter of 2018. Revenue growth was also driven by strong year over year growth from a large ICP, a large domestic Tier 1 and a large Tier 1 in Europe. Overall growth was partially offset by a decline from our largest cable customer, compared to a very strong 2018.
Services revenue increased by $107.6 million, or 60%, in 2019 from 2018, primarily attributable to the inclusion of Coriant's services revenue for all of 2019 as compared to only the fourth quarter of 2018. Services revenue was slightly offset by lower revenue from our largest cable customer.
2018 Compared to 2017. Product revenue increased by $153.0 million, or 25%, in 2018 from 2017, primarily attributable to the inclusion of Coriant’s revenue for the fourth quarter of 2018, increased demand for our next-generation ICE4 products and strong spending from our largest cable customer. In 2018, we experienced growth from all of our major customer verticals: Tier-1s, ICPs and cable. Additionally, our product revenue benefited by $10.7 million from the adoption of Topic 606 during 2018.
Services revenue increased by $49.6 million, or 38%, in 2018 from 2017, primarily attributable to the inclusion of Coriant's services revenue for the fourth quarter of 2018, and partially offset by the negative impact of $3.9 million from the adoption of Topic 606 during 2018. In 2018, we continued to experience growth in on-going maintenance services due to our growing installed base in customer networks.
We currently expect that revenue in the first quarter of 2020 will decline relative to the fourth quarter of 2019. The first quarter in our industry tends to be negatively impacted by seasonality as it takes time for customers to finalize their annual plans for capital expenditures. Revenue could potentially be further impacted in particular due to the uncertainty surrounding the evolving coronavirus situation.
Revenue by geographic region is based on the shipping address of the customer. The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 28, 2019	% of total revenue	December 29, 2018	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$628,075	48%	$476,784	51%	$151,291	32%
International	670,790	52%	466,595	49%	204,195	44%
	$1,298,865	100%	$943,379	100%	$355,486	38%
Total revenue by sales channel
Direct	$1,032,527	79%	$838,931	89%	$193,596	23%
Indirect	266,338	21%	104,448	11%	161,890	155%
	$1,298,865	100%	$943,379	100%	$355,486	38%

	Years Ended
	December 29, 2018	% of total revenue	December 30, 2017	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$476,784	51%	$428,592	58%	$48,192	11%
International	466,595	49%	312,147	42%	154,448	49%
	$943,379	100%	$740,739	100%	$202,640	27%
Total revenue by sales channel
Direct	$838,931	89%	$693,472	94%	$145,459	21%
Indirect	104,448	11%	47,267	6%	57,181	121%
	$943,379	100%	$740,739	100%	$202,640	27%
2019 Compared to 2018. Domestic revenue increased by $151.3 million, or 32%, in 2019 compared to 2018, primarily attributable to the inclusion of Coriant’s revenue for all of 2019 as compared to only the fourth quarter of 2018. In 2019 we saw a significant increase in spending from a large ICP, which has adopted our Groove platform, and a large Tier 1, which has been a long-term customer. Growth was partially offset by lower spending from cable operators in 2019, compared to a very strong 2018.
International revenue increased by $204.2 million, or 44%, in 2019 compared to 2018, primarily attributable to the inclusion of Coriant’s revenue for all of 2019 as compared to only the fourth quarter of 2018. Additionally, we also benefited from increased ICE4 sales to a large European Tier 1.
2018 Compared to 2017. Domestic revenue increased by $48.2 million, or 11%, in 2018 compared to 2017, primarily due to a significant increase in spending from cable operators for the first half of 2018, success with our ICE4 platform and the inclusion of Coriant's revenue since the Acquisition.
International revenue increased by $154.4 million, or 49%, in 2018 compared to 2017, primarily due to the inclusion of Coriant's revenue. Additionally, we also benefited from increased ICE4 sales and U.S.-based ICPs network deployments in both EMEA and APAC regions.
Cost of Revenue and Gross Margin
2019 Compared to 2018. Gross margin decreased to 25% in 2019 from 34% in 2018. This decline was primarily due to the mix of products acquired from the Acquisition, as Coriant products historically had a lower margin. As the time of the Acquisition, Coriant carried a higher cost structure largely due to not being vertically integrated. Integration and restructuring expenses also contributed to the gross margin decline. Over the course of 2019, we were able to improve margins by improving pricing discipline and executing on our integration strategy of lowering our cost structure by reducing headcount and transitioning costs to lower cost regions and variable cost models.

2018 Compared to 2017. Gross margin increased to 34% in 2018 from 32.9% in 2017. This improvement was primarily attributable to benefits of our vertically-integrated operating model, driven by higher revenue spread across our largely fixed cost structure and improved cost structure of our new ICE4 technology due to the increased levels of integration. Additionally, in 2018, we incurred substantially less costs related to bridging customers to our new ICE4 technology and from initially higher costs of early production units from our new ICE4 products. The increased gross margin in 2018 was offset by lower margins from the Coriant business and increased amortization of intangible assets.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of footprint versus fill, product mix, customer mix and overall volume.
We currently expect that gross margin in the first quarter of 2020 will decline slightly versus the fourth quarter of 2019 largely due to customer and product mix, and lower revenue expectations relative to our fixed cost structure for costs of goods sold. We intend to continue to take steps to lower our cost structure, and thus improve gross margin, over the course of 2020.

Amortization of Intangible Assets
2019 Compared to 2018. Amortization of intangible assets increased by $9.1 million in 2019 from 2018 primarily due to a full year of amortization expense on intangible assets acquired from Coriant.
2018 Compared to 2017. Amortization of intangible assets increased by $3.0 million in 2018 from 2017 as a result of the Acquisition.
Acquisition and Integration Costs
2019 Compared to 2018. Acquisition and integration costs increased by $28.4 million in 2019 from 2018 as a result of the Acquisition. Costs in 2019 were predominantly integration related, which included the transition of our Berlin manufacturing activities to a contract manufacturer, start-up costs around a new European distribution center, and contractors and employees focused on integration-specific activities.
See Note 7, “Business Combination” to the Notes to Consolidated Financial Statements for more information on the Acquisition.
Restructuring and Related
2019 Compared to 2018. In 2019, within cost of revenue, we incurred $29.9 million in restructuring and other related costs, including $26.6 million of severance and related costs and $2.2 million of asset impairment charges and $1.2 million of impaired facilities charges. These charges were primarily associated with the closure of our Berlin, Germany site and the reduction of headcount at our Munich, Germany site.
2018 Compared to 2017. In 2018, within cost of revenue, we incurred $2.6 million in restructuring and other related costs and it includes all of severance-related costs.
See Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.

Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 28, 2019	% of total revenue	December 29, 2018	% of total revenue	Change	% Change
Research and development	$287,977	22%	$244,302	26%	$43,675	18%
Sales and marketing	151,423	12%	124,238	13%	27,185	22%
General and administrative	126,351	10%	80,957	9%	45,394	56%
Amortization of intangible assets	27,280	2%	29,296	3%	(2,016)	(7)%
Acquisition and integration costs	42,271	3%	15,530	2%	26,741	172%
Restructuring and related	40,851	3%	12,512	1%	28,339	226%
Total operating expenses	$676,153	52%	$506,835	54%	$169,318	33%

	Years Ended
	December 29, 2018	% of total revenue	December 30, 2017	% of total revenue	Change	% Change
Research and development	$244,302	26%	$224,368	30%	$19,934	9%
Sales and marketing	124,238	13%	109,511	15%	14,727	13%
General and administrative	80,957	9%	70,620	10%	10,337	15%
Amortization of intangible assets	29,296	3%	6,160	1%	23,136	NMF*
Acquisition and integration costs	15,530	2%	322	—%	15,208	NMF*
Restructuring and related	12,512	1%	16,106	2%	(3,594)	(22)%
Total operating expenses	$506,835	54%	$427,087	58%	$79,748	19%
*NMF - not meaningful

The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Research and development	$17,457	$16,270	$15,845
Sales and marketing	8,413	10,869	11,288
General and administration	10,460	9,649	10,776
Total	$36,330	$36,788	$37,909

Research and Development Expenses
2019 Compared to 2018. Research and development expenses increased by $43.7 million, or 18%, in 2019 from 2018, primarily due to increased headcount as a result of the Acquisition. Over the course of 2019, R&D expenses grew at a slower rate than revenue, largely due to reducing headcount and lower spending in equipment and materials as we started to benefit from company-wide cost reduction and integration efforts.
2018 Compared to 2017. Research and development expenses increased by $19.9 million, or 9%, in 2018 from 2017, primarily due to increased headcount as a result of the Acquisition. Excluding the additional expenses from the Coriant business, research and development costs would have decreased due to lower headcount costs and lower spending in equipment and materials, in conjunction with company-wide cost reduction efforts.
Sales and Marketing Expenses
2019 Compared to 2018. Sales and marketing expenses increased by $27.2 million, or 22%, in 2019 from 2018, primarily due to the inclusion of the Coriant business and higher commission expense as a result of higher revenue. Sales and marketing expenses grew at a slower rate than revenue due to reducing headcount and lower demo and trial spend in conjunction with company-wide cost reduction and integration efforts.
2018 Compared to 2017. Sales and marketing expenses increased by $14.7 million, or 13%, in 2018 from 2017, primarily due to the inclusion of the Coriant business and an increase in recruiting and relocation expenses. Excluding the additional expenses from the Coriant business, sales expenses would have been slightly higher due to increased commissions expenses relative to revenue growth in 2018. Marketing expenses would have been a slight decrease as a result of a reduction in personnel-related costs due to reduced headcount and lower program spend in conjunction with company-wide cost reduction efforts.
General and Administrative Expenses
2019 Compared to 2018. General and administrative expenses increased by $45.4 million, or 56%, in 2019 from 2018, primarily due to the inclusion of headcount associated expenses from the Coriant business and higher outside professional services. General and administrative expenses grew faster than revenue to ensure we had sufficient infrastructure and operations to support the larger company.
2018 Compared to 2017. General and administrative expenses increased by $10.3 million, or 15%, in 2018 from 2017, primarily due to the inclusion of the Coriant business offset by a decrease in personnel-related costs due to lower headcount attributable to company-wide cost reduction efforts.
Amortization of Intangible Assets
2019 Compared to 2018. Amortization of intangible assets decreased by $2.0 million in 2019 from 2018, primarily due to higher amortization of backlog in 2018 compared to 2019 offset by higher amortization of customer relationship intangible assets in 2019 as a result of the Acquisition.
2018 Compared to 2017. Amortization of intangible assets increased by $23.1 million in 2018 from 2017 as a result of the Acquisition.
Acquisition and Integration Costs
2019 Compared to 2018. Acquisition and integration costs increased by $26.7 million in 2019 from 2018 as a result of the Acquisition. Costs in 2019 were predominantly integration-related including the convergence of three ERP systems into one new corporate ERP system, other systems-related integration activities, and costs related to contractors and headcount focused on integration-specific activities.
See Note 7, “Business Combination” to the Notes to Consolidated Financial Statements for more information on the Acquisition.
2018 Compared to 2017. Acquisition and integration costs increased by $15.2 million in 2018 from 2017 as a result of the Acquisition. Acquisition and integration costs consist of legal, financial, employee-related costs and other professional fees.

Restructuring and Related
2019 Compared to 2018. In 2019, within operating expenses, we incurred $40.9 million in restructuring and other related costs, including $25.3 million of severance and related costs and $14.7 million of impaired facilities charges. These charges were primarily associated with the closure of our Berlin, Germany site, the reduction of headcount at our Munich, Germany site and impairment of a facility in Naperville, Illinois.

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
See Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.
Other Income (Expense), Net

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017

	(In thousands)
Interest income	$1,139	$2,428	$3,328
Interest expense	(31,657)	(22,049)	(14,017)
Other gain (loss), net	(2,907)	(9,650)	(2,160)
Total other income (expense), net	$(33,425)	$(29,271)	$(12,849)
2019 Compared to 2018. Interest income decreased $1.3 million in 2019 from 2018, primarily due to a lower average investment balance during the year. Interest expense for 2019 increased by $9.6 million due to $18.6 million of additional interest and amortization related to the 2024 Notes issued in September 2018, $0.3 million of interest on cash collateral obtained in March 2019, $0.5 million of interest on a financing assistance arrangement obtained in May 2019, $1.1 million of interest and other related charges related to the Credit Facility (as defined under “Liquidity and Capital Resources-Liquidity” below) obtained in August 2019, and $1.7 million of other interest charges. The increase to interest expense was offset by a reduction of $6.5 million related to financing lease obligations, which we assumed in connection with the Acquisition and were reclassified in 2019 on adoption of the new leasing standard, and $6.2 million interest on 2018 Notes that matured in 2018. Other gain (loss), net, primarily consisted of a $3.7 million loss primarily related to foreign exchange related transactions and a $1.1 million gain on the sale of non-marketable equity investments.
2018 Compared to 2017. Interest income decreased $0.9 million in 2018 from 2017, primarily due to a lower average investment balance, partially offset by a higher return on investments. Interest expense for 2018 increased $8.0 million due to $6.6 million related to financing lease obligations, which we assumed in connection with the Acquisition, $0.5 million of interest accrual on cash collateral from a third-party institution and $0.9 million of higher amortization related to the 2024 Notes. Other gain (loss), net, primarily consisted of a $5.1 million impairment charge related to our non-marketable equity investment, $3.0 million loss primarily related to foreign exchange related transactions and a $2.5 million acquisition funding commitment fee related to the Acquisition. This was offset by a $1.1 million gain on the sale of non-marketable equity investments.
Provision for/(Benefit From) Income Taxes
We recognized an income tax expense of $(3.0) million on a loss before income taxes of $383.7 million, an income tax benefit of $0.7 million on a loss before income taxes of $215.0 million, and an income tax benefit of $1.4 million on a loss before income taxes of $195.9 million in 2019, 2018 and 2017, respectively. The resulting effective tax rates were (0.8)%, 0.3% and 0.7% for 2019, 2018 and 2017, respectively. The 2019 and 2018 effective tax rates differ from the expected statutory rate of 21% based on our ability to benefit from our U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The increase in 2019 income tax provision compared to 2018 is due to additional foreign earnings from the Acquisition. The lower 2018 income tax benefit compared to

2017 primarily relates to lower corporate income tax rate due to the Tax Act and lower stock-based compensations as a result of the Acquisition.
Because of our U.S. operating loss in 2019, significant loss carryforward position, and corresponding valuation allowance in all years, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
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

Liquidity and Capital Resources

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(167,350)	$(99,083)	$(21,925)
Investing activities	$(12,609)	$12,624	$(54,849)
Financing activities	$71,910	$207,889	$16,486

	Years Ended
	December 28, 2019	December 29, 2018

	(In thousands)
Cash and cash equivalents	$109,201	$202,954
Investments	—	26,511
Restricted cash	23,596	39,383
	$132,797	$268,848
All short term and long term investments were liquidated as of December 28, 2019. Cash and cash equivalents and short term investments as of December 28, 2018 consisted of highly-liquid investments in certificates of deposits, money market funds, commercial paper, U.S. agency notes, corporate bonds and U.S. treasuries. Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases. Additionally, our restricted cash balance as of December 29, 2018 also included funds in escrow related to the cash consideration associated with the Acquisition.
Operating Activities
Net cash used in operating activities was $167.4 million for 2019, as compared to net cash used in operating activities of $99.1 million for 2018 and net cash used in operating activities of $21.9 million for 2017.
Net loss for 2019 was $386.6 million, which included non-cash charges of $227.5 million, compared to a net loss for 2018 of $214.3 million, which included non-cash charges of $172.4 million. Net loss for 2017 was $194.5 million, which included non-cash charges of $154.9 million. Net cash used in working capital was $8.3 million for 2019. Accounts receivables increased by $35.4 million attributable to higher revenue levels during 2019 and the timing of invoicing and collections. Inventory levels increased by $42.8 million to address strong customer demand for our ICE4 products, and additional inventory to support our manufacturing transition and integration efforts. Prepaid and other assets increased by $93.6 million primarily due to timing of tax payments, and increase in customer contract assets. Accounts payable increased by $83.3 million primarily to support integration initiatives and the increase in inventory. Accrued liabilities and other expenses increased by $54.7 million primarily due to increased compensation-related expenses and timing of tax payments. Deferred revenue increased by $25.7 million due to maintenance renewals on our growing installed base, which are typically contracted on an annual or multi-year basis.
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
Investing Activities
Net cash used in investing activities for 2019 was $12.6 million. Investing activities during 2019 included the net escrow payment of $10.0 million in connection with the Acquisition, and net proceeds of $26.6 million associated with sales, maturities and purchases of investments during the year. In addition, we spent $30.2 million on capital expenditures and received additional proceeds on the sale of our non-marketable equity investments of $1.0 million.
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
Financing Activities
Net cash provided by financing activities was $71.9 million and $207.9 million for 2019 and 2018, respectively, and net cash provided by financing activities was $16.5 million for 2017. Financing activities in 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities, $48.1 million from a new revolving line of credit obtained in August 2019 and subsequently amended in December 2019 (as described under “Liquidity and Capital Resources-Liquidity” below) and $24.3 million under a financing assistance arrangement with third-party contract manufacturer. Financing activities during 2019 also included $20.0 million for the repayment of the revolving line of credit. The period also included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan (the “ESPP”) and the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
Net cash provided by financing activities was $207.9 million and $16.5 million for 2018 and 2017, respectively. Financing activities in 2018 included proceeds from the issuance of the 2024 Notes of $391.4 million, offset by the payment for capped call transactions related to the 2024 Notes of $48.9 million. Financing activities during 2018 also included $150.0 million for the repayment of the 2018 Notes, which matured on June 1, 2018. Additionally, we made principal payments on capital lease obligations of $1.2 million during the period. The period also included net proceeds from the issuance of shares under the ESPP and the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units RSUs.
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
Liquidity
We believe that our current cash, cash equivalents, along with the Credit Facility (as defined and described below) we entered into with Wells Fargo Bank, National Association, and BMO Harris Bank N.A. will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, payments under the financing assistance arrangement with third-party contract manufacturer, and the interest payments on the 2024 Notes and Credit Facility for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On August 1, 2019, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which we may draw upon from time to time. We may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. The Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility.
On December 23, 2019, we exercised our option to increase the total commitments under the Credit Facility and entered into an Increase Joinder and Amendment Number One to Credit Agreement (the “Amendment”), with BMO Harris Bank N.A. and Wells Fargo Bank, as administrative agent. The amendment increased the total commitments under the Credit Facility to $150 million.
The proceeds of the loans under the Credit Agreement, as amended by the Amendment (the “Amended Credit Agreement”) may be used to pay the fees, costs and expenses incurred in connection with the Amended Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024. Availability under the Credit Facility is based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. The Credit Facility is secured by first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts in certain domestic subsidiaries.
Loans under the Amended Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. Letters of credit issued pursuant to the Credit Facility will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees.

As of December 28, 2019, we have outstanding borrowings of $30 million due in March 2024 and related interest due monthly. For more information regarding the Credit Facility, see Note 13, “Debt” to the Notes to Consolidated Financial Statements.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 28, 2019, long-term debt, net, was $285.7 million, which represents the liability component of the $402.5 million principal balance, net of $116.8 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of December 28, 2019, contractual obligations related to the 2024 Notes are payments of $8.6 million due each year from 2020 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 13, “Debt” to the Notes to Consolidated Financial Statements.
As of December 28, 2019, we had $109.2 million of cash, cash equivalents including $68.7 million of cash and cash equivalents held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the Tax Act, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Contractual Obligations
The following is a summary of our contractual obligations as of December 28, 2019:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In thousands)
Purchase obligations(1)	$258,177	$255,427	$2,707	$43	$—
Operating leases(2)	117,014	24,717	33,753	22,420	36,124
Convertible senior notes, including interest	445,265	8,553	17,106	419,606	—
Financing lease obligations(3)	4,109	1,563	2,140	406	—
Asset backed loan	30,525	525	—	30,000	—
Financing assistance agreement, including interest	31,809	31,809	—	—	—
Mortgage Payable, including interest	10,090	841	1,683	7,566	—
Total contractual obligations(4)(5)	$896,989	$323,435	$57,389	$480,041	$36,124

(1)	We have service agreements with our major production suppliers under which we are committed to purchase certain parts.

(2)
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to five years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to 11 years. See Note 14, "Commitments and Contingencies" to the Notes to Consolidated Financial Statements for more information.

(3)
We have two finance leases for manufacturing and other equipment. The financing lease assets will continue to be amortized and payments due will be made over the lease terms, which range from 3 to 5 years. See Note 9, "Balance Sheet Details" to the Notes to Consolidated Financial Statements for more information.

(4)	Tax liabilities of $4.1 million related to uncertain tax positions are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any.

(5)
In 2020, we expect to make contributions of $3.5 million to cover benefit payments to plan participants. Expected future payments to our pension and post-employment plan are excluded from the contractual obligation table because they do not represent contractual cash outflow as they are dependent on various factors. See Note 19, "Employee Benefit and Pension Plans" to the Notes to Consolidated Financial Statements for more information.

We had $27.9 million of standby letters of credit and bank guarantees outstanding as of December 28, 2019. These consisted of $14.2 million related to customer performance guarantees, $5.9 million related to property leases, $6.8 million related to Coriant pre-acquisition restructuring plans, $0.4 million of value-added tax and customs' licenses, $0.5 million related to credit cards and $0.1 million for other liabilities. Of the aforementioned standby letters of credit and bank guarantees outstanding, $4.1 million was backed by cash collateral from a third-party institution, and the Company accrues 2.25% annual fee and 0.13% annual fronting fee on the average LOC balances outstanding on the cash collateral.
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

Off-Balance Sheet Arrangements
As of December 28, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. See Note 2, “Significant Accounting Policies” to the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Financial Statements and Supplementary Data, which describes our significant accounting policies and methods used in preparation of our consolidated financial statements. Management believes that the estimates, assumptions and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
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
Customer Purchase Commitments
We sell software licenses that provide customers the ability to purchase incremental bandwidth capacity on an already-deployed piece of hardware. Instant Bandwidth-enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of Instant Bandwidth licenses. Instant Bandwidth licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
Some contracts commit the customer to purchase incremental Instant Bandwidth licenses within a specified time frame from the initial shipment of the Instant Bandwidth-enabled hardware. The time frame varies by customer and generally ranges between 12 to 24 months. If the customer does not purchase the additional capacity within the time frame as stated in the contract, we have the right to deliver and invoice such Instant Bandwidth licenses to the customer. Under Topic 605, the additional incremental licenses were not included as an element of the initial arrangement because fees for the future purchases were not fixed. Under Topic 606, future committed licenses are considered to be additional performance obligations when a minimum purchase obligation is present, as evidenced by enforceable rights and obligations. As such, we are required to estimate the variable consideration for future Instant Bandwidth licenses as part of determining the contract transaction price.
Contract Termination Rights
The contract term is determined on the basis of the period over which the parties to the contract have present enforceable rights and obligations. Certain customer contracts include a termination for convenience clause that allows the customer to terminate services without penalty, upon advance notification. For such contracts, the service duration is limited to the non-cancelable portion of the contract.
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
We account for the fair value of RSUs using the closing market price of our common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over two, three or four years.
We granted performance shares (“PSUs”) to our executive officers and senior management in 2017 and 2018. The PSUs granted during 2017 and 2018 to our executive officers and senior management are based on total stockholder return (“TSR”) of our common stock price relative to the TSR of the individual companies listed in the S&P North American Technology Multimedia Networking Index (SPGIIPTR) (the “S&P Networking Index”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on our performance against the individual companies listed in the SPGIIPTR. This performance metric is classified as a market condition.
PSUs granted to our executive officers and senior management during 2019 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. We assess the achievement status of these PSUs on a quarterly basis and record the related stock-based compensation expenses based on the estimated achievement payout.
We use a Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of a target composite index, correlation between changes in our stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of our stock is based on the weighted-average historical volatility of our stock. Expected volatility of the target composite index is based on the historical and implied data. Correlation is based on the historical relationship between our stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. Our expected dividend yield is zero as we do not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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
We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 28, 2019, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
Business Combination
Accounting for acquisitions requires management to estimate the fair value of the assets and liabilities assumed, which requires management to make significant estimates, judgments, and assumptions that could materially affect the timing or amounts recognized in our financial statements. These assumptions and estimates include our use of the asset and the appropriate discount rates. Our significant estimates can include, but are not limited to, the future cash flows, the appropriate weighted cost of capital, and discount rates, as well as the estimated useful life of intangible assets, deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowance, which are initially estimated as of the acquisition date. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year following the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, we may record adjustments to the fair value of these assets and liabilities, with the corresponding offset to goodwill.
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
Impairment of Intangible Assets and Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If we determine that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. Beginning the first quarter of 2019, we adopted Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment”, which eliminated Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of adoption of this new standard an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
Foreign Currency Risk
We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the euro and Swedish kronor (“SEK”). Historically, the majority of our revenue contracts are denominated in U.S. dollars, with the most significant exception being in Europe, where we invoice primarily in euros and SEK. Additionally, a portion of our expenses, primarily the cost of personnel for research and development, sales and sales support to deliver technical support on our products and professional services, and the cost to manufacture, are denominated in foreign currencies, primarily the Indian rupee, the euro, the SEK and the British pound. As a result of the Acquisition, we have increased our exposure to a broader set of currencies. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, operating income may differ from expectations.
We currently enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on accounts receivable and restricted cash denominated in euros and British pounds. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated accounts receivable balances and restricted cash in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2019 would not be material to our results of operations.
During 2019, we also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds. The contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded. The effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2019 would not be material to our results of operations.
Interest Rate Sensitivity
We had cash and cash equivalents, investments, and restricted cash totaling $132.8 million and $268.8 million as of December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019, we have liquidated all our investments. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. We are also exposed to interest rate risk in connection with our variable interest rate borrowings. The effect of an immediate 10% adverse change in interest rates would not be material to our results of operations.
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
As of December 28, 2019, the fair value of the 2024 Notes was $417.2 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 27, 2019. The 2024 Notes are classified as Level 2 of the fair value hierarchy. The fair value of the 2024 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2024 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2024 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2024 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2024 Notes at fair value. We present the fair value of the 2024 Notes for required disclosure purposes only.
See Note 13, “Debt” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in the year ended December 29, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
March 4, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinera Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 4, 2020 expressed an unqualified opinion thereon.
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

/s/    Ernst & Young LLP
San Jose, California
March 4, 2020

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$109,201	$202,954
Short-term investments	—	26,511
Short-term restricted cash	4,339	13,229
Accounts receivable, net of allowance for doubtful accounts of $4,005 in 2019 and $1,821 in 2018	349,645	317,115
Inventory	340,429	311,888
Prepaid expenses and other current assets	139,217	85,400
Total current assets	942,831	957,097
Property, plant and equipment, net	150,793	342,820
Operating lease right-of-use assets	68,081	—
Intangible assets, net	170,346	233,119
Goodwill	249,848	227,231
Long-term restricted cash	19,257	26,154
Other non-current assets	27,182	14,849
Total assets	$1,628,338	$1,801,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,397	$191,187
Accrued expenses and other current liabilities	193,168	131,891
Accrued compensation and related benefits	92,221	71,152
Short-term debt, net	31,673	—
Accrued warranty	21,107	20,103
Deferred revenue	103,753	88,534
Total current liabilities	715,319	502,867
Long-term debt, net	323,678	266,929
Long-term financing lease obligation	2,394	193,538
Accrued warranty, non-current	22,241	20,918
Deferred revenue, non-current	36,067	31,768
Deferred tax liability	8,700	13,347
Operating lease liabilities	64,210	—
Other long-term liabilities	69,194	68,082
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2019 and 500,000 in 2018 Issued and outstanding shares—181,134 in 2019 and 175,452 in 2018	181	175
Additional paid-in capital	1,740,884	1,685,916
Accumulated other comprehensive income (loss)	(34,639)	(25,300)
Accumulated deficit	(1,319,891)	(956,970)
Total stockholders' equity	386,535	703,821
Total liabilities and stockholders’ equity	$1,628,338	$1,801,270

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenue:
Product	$1,011,488	$763,555	$610,535
Services	287,377	179,824	130,204
Total revenue	1,298,865	943,379	740,739
Cost of revenue:
Cost of product	735,059	517,765	406,644
Cost of services	146,916	78,353	50,480
Amortization of intangible assets	32,583	23,475	20,474
Acquisition and integration costs	28,449	—	—
Restructuring and related	29,935	2,630	19,141
Total cost of revenue	972,942	622,223	496,739
Gross profit	325,923	321,156	244,000
Operating expenses:
Research and development	287,977	244,302	224,368
Sales and marketing	151,423	124,238	109,511
General and administrative	126,351	80,957	70,620
Amortization of intangible assets	27,280	29,296	6,160
Acquisition and integration costs	42,271	15,530	322
Restructuring and related	40,851	12,512	16,106
Total operating expenses	676,153	506,835	427,087
Loss from operations	(350,230)	(185,679)	(183,087)
Other income (expense), net:
Interest income	1,139	2,428	3,328
Interest expense	(31,657)	(22,049)	(14,017)
Other gain (loss), net	(2,907)	(9,650)	(2,160)
Total other income (expense), net	(33,425)	(29,271)	(12,849)
Loss before income taxes	(383,655)	(214,950)	(195,936)
Provision for/(benefit) from income taxes	2,963	(655)	(1,430)
Net loss	(386,618)	(214,295)	(194,506)
Net loss per common share:
Basic	$(2.16)	$(1.36)	$(1.32)
Diluted	$(2.16)	$(1.36)	$(1.32)
Weighted average shares used in computing net loss per common share:
Basic	178,984	157,748	147,878
Diluted	178,984	157,748	147,878

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net loss	$(386,618)	$(214,295)	$(194,506)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	91	327	(209)
Foreign currency translation adjustment	(9,376)	(26,483)	34,787
Tax effect on items related to available-for-sale investments	—	(85)	—
Actuarial loss on pension liabilities	(54)	(5,313)	—
Net change in accumulated other comprehensive income (loss)	(9,339)	(31,554)	34,578
Comprehensive loss	$(395,957)	$(245,849)	$(159,928)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 28, 2019, December 29, 2018 and December 30, 2017
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	145,021	$145	$1,354,082	$(28,324)	$(563,575)	$762,328
Stock options exercised	196	—	1,525	—	—	1,525
ESPP shares issued	2,140	2	16,409	—	—	16,411
Shares withheld for tax obligations	(110)	—	(1,034)	—	—	(1,034)
Restricted stock units released	2,224	2	(2)	—	—	—
Stock-based compensation	—	—	46,063	—	—	46,063
Other comprehensive income	—	—	—	34,578	—	34,578
Net loss	—	—	—	—	(194,506)	(194,506)
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365
Stock options exercised	229	—	1,701	—	—	1,701
ESPP shares issued	2,189	2	15,990	—	—	15,992
Shares withheld for tax obligations	(109)	—	(1,144)	—	—	(1,144)
Restricted stock units released	2,697	3	(3)	—	—	—
Issuance of common stock related to acquisition	20,975	21	129,607	—	—	129,628
Stock-based compensation	—	—	42,905	—	—	42,905
Conversion option related to convertible senior notes, net of allocated costs	—	—	128,726	—	—	128,726
Capped call	—	—	(48,909)	—	—	(48,909)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	15,406	15,406
Other comprehensive loss	—	—	—	(31,554)	—	(31,554)
Net loss	—	—	—	—	(214,295)	(214,295)
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	2,897	3	12,049	—	—	12,052
Shares withheld for tax obligations	(98)	—	(425)	—	—	(425)
Restricted stock units released	2,883	3	(3)	—	—	—
Stock-based compensation	—	—	43,347	—	—	43,347
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(9,339)	—	(9,339)
Net loss	—	—	—	—	(386,618)	(386,618)
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities:
Net loss	$(386,618)	$(214,295)	$(194,506)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119,824	100,494	65,997
Non-cash restructuring and other related	13,937	7,291	29,237
Amortization of debt discount and issuance costs	19,162	11,161	11,342
Interest accretion related to financing lease obligation	—	4,694	—
Operating lease expense	31,141	—	—
Impairment of non-marketable equity investment	—	5,110	1,890
Stock-based compensation expense	43,294	43,410	45,720
Other, net	178	254	755
Changes in assets and liabilities:
Accounts receivable	(35,395)	(21,111)	25,849
Inventory	(42,840)	(8,617)	2,727
Prepaid expenses and other assets	(93,621)	(13,458)	(8,194)
Accounts payable	83,272	(520)	(4,763)
Accrued liabilities and other expenses	54,658	(21,490)	(14,395)
Deferred revenue	25,658	7,994	16,416
Net cash used in operating activities	(167,350)	(99,083)	(21,925)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	—	(2,986)	(160,215)
Proceeds from sales of available-for-sale investments	1,499	53,039	10,531
Proceeds from maturities of investments	25,085	102,112	152,876
Acquisition of business, net of cash acquired	(10,000)	(102,899)	—
Proceeds from sale of non-marketable equity investments	1,009	1,050	—
Purchase of property and equipment, net	(30,202)	(37,692)	(58,041)
Net cash provided by (used in) investing activities	(12,609)	12,624	(54,849)
Cash Flows from Financing Activities:
Proceeds from issuance of 2024 Notes	—	391,431	—
Proceeds from mortgage payable	8,584	—	—
Proceeds from short-term borrowings	24,310	—	—
Proceeds from revolving line of credit	48,125	—	—
Purchase of capped call transactions	—	(48,880)	—
Repayment of revolving line of credit	(20,000)	—	—
Repayment of mortgage payable	(300)	(150,000)	—
Payment of debt issuance cost	(273)	—	—
Principal payments on financing lease obligations	(163)	(1,211)	—
Acquisition of non-controlling interest	—	—	(471)
Proceeds from issuance of common stock	12,053	17,693	17,991
Minimum tax withholding paid on behalf of employees for net share settlement	(426)	(1,144)	(1,034)
Net cash provided by financing activities	71,910	207,889	16,486
Effect of exchange rate changes on cash	(1,491)	(579)	4,194
Net change in cash and cash equivalents	(109,540)	120,851	(56,094)
Cash, cash equivalents and restricted cash at beginning of period	242,337	121,486	177,580
Cash, cash equivalents and restricted cash at end of period(1)	$132,797	$242,337	$121,486

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$16,944	$6,692	$5,690
Cash paid for interest	$9,564	$3,554	$2,639
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$2,961	$3,787	$4,950
Common stock issued in connection with acquisition	$—	$129,628	$—
Third-party manufacturer funding for transfer expenses incurred	$6,960	$—	$—
Unpaid debt issuance cost	$2,493	$—	$—

(1)     Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	December 29, 2019	December 29, 2018	December 30, 2017

	(In thousands)
Cash and cash equivalents	$109,201	$202,954	$116,345
Short-term restricted cash	4,339	13,229	544
Long-term restricted cash	19,257	26,154	4,597
Total cash, cash equivalents and restricted cash	$132,797	$242,337	$121,486

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in Sunnyvale, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera is a global supplier of networking solutions comprised of networking equipment, software and services. The Company's portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems and disaggregated router platforms, and a suite of networking and automation software offerings.
During the fourth quarter of 2018, the Company completed the acquisition of all the outstanding limited liability company interests (the “Units”) of Telecom Holding Parent LLC (“Coriant”), a Delaware limited liability company and wholly-owned subsidiary of Coriant Investor LLC, a Delaware limited liability company (“Seller”), pursuant to the Unit Purchase Agreement (the “Purchase Agreement”) by and among the Company, Seller and Oaktree Optical Holdings, L.P., a Delaware limited partnership (“Lender”) (the “Acquisition”). The Acquisition was accounted for as a business combination, and accordingly, the Company's consolidated financial statements include the operating results of Coriant from October 1, 2018, the date the acquisition closed (the “Acquisition Date”).
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2019, 2018 and 2017 were 52-week years that ended on December 28, 2019, December 29, 2018 and December 30, 2017 respectively. The next 53-week year will end on December 31, 2022.
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include all adjustments necessary for a fair presentation of the Company's annual results. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the Company's current period presentation.
The consolidated financial statements include the accounts for the Company and its subsidiaries and affiliates in the Company which the Company has a controlling financial interest or is the primary beneficiary. All inter-company balances and transactions have been eliminated.

2.    Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Such management estimates include, but not limited to the stand-alone selling price for the Company's products and services, stock-based compensation, inventory valuation, accrued warranty, fair value of assets acquired and liabilities assumed in a business combinations and accounting for income taxes. Other estimates, assumptions and judgments made by management include restructuring and other related costs, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for doubtful accounts, pension benefit cost and obligations, useful life of acquired intangibles and recoverability of property, plant and equipment, cease-use loss related to facility exit, fair value measurement of the debt component of the convertible senior notes, and loss contingencies. The Company bases its assumptions on historical experience and also on assumptions that it believes are reasonable. Actual results could differ materially from those estimates.

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
Customer Purchase Commitments
The Company sells software licenses that provide customers the ability to purchase incremental bandwidth capacity on an already-deployed piece of hardware. Infinera Instant Bandwidth-enabled systems generally include a specific initial capacity and incremental capacity can be added by the purchase of Instant Bandwidth licenses. Instant Bandwidth licenses are considered distinct performance obligations because customers can provision additional transmission capacity on demand without the deployment of any incremental equipment.
Some contracts commit the customer to purchase incremental Instant Bandwidth licenses within a specified time frame from the initial shipment of the Instant Bandwidth-enabled hardware. The time frame varies by customer and generally ranges between 12 to 24 months. If the customer does not purchase the additional capacity within the time frame as stated in the contract, the Company has the right to deliver and invoice such Instant Bandwidth licenses to the customer. Under ASC 605, the additional incremental licenses were not included as an element of the initial arrangement because fees for the future purchases were not fixed. Under Topic 606, future committed licenses are considered to be additional performance obligations when a minimum purchase obligation is present, as evidenced by enforceable rights and obligations. As such, the Company is required to estimate the variable consideration for future Instant Bandwidth licenses as part of determining the contract transaction price.
Contract Termination Rights
The contract term is determined on the basis of the period over which the parties to the contract have present enforceable rights and obligations. Certain customer contracts include a termination for convenience clause that allows the customer to terminate services without penalty, upon advance notification. For such contracts, the service duration is limited to the non-cancelable portion of the contract.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably on an annual basis over two, three or four years.
The Company granted performance shares (“PSUs”) to its executive officers and senior management in 2017 and 2018. The PSUs granted during 2017 and 2018 to the Company’s executive officers and senior management are based on total stockholder return (“TSR”) of the Company’s common stock price relative to the TSR of the individual companies listed in the S&P North American Technology Multimedia Networking Index (SPGIIPTR) (the “S&P Networking Index”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR. This performance metric is classified as a market condition.
PSUs granted to the Company's executive officers and senior management during 2019 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. The Company assesses the achievement status of these PSUs on a

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
The Company uses a Monte Carlo simulation model to determine the fair value of PSUs on the date of grant. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company's stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company's stock price, expected volatility of a target composite index, correlation between changes in the Company's stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of the Company's stock is based on the weighted-average historical volatility of its stock. Expected volatility of the target composite index is based on the historical and implied data. Correlation is based on the historical relationship between the Company's stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
In addition, the Company granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
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
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2019, 2018 and 2017 were $1.5 million, $0.9 million and $1.8 million, respectively.
Accounting for Income Taxes
As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax assets and liabilities, which are included in its consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in its consolidated statements of operations become deductible expenses under applicable income tax laws or loss, or credit carryforwards are utilized. Accordingly, realization of the Company's deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities, and any valuation allowance recorded against the Company’s net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 28, 2019, the Company believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other gain (loss), net, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded in 2019, 2018 and 2017 were losses of $3.7 million, $2.5 million and $0.3 million, respectively.
The Company enters into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from accounts receivable balances denominated in euros and British pounds, and restricted cash denominated in euros.

The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Euros, British pounds. The contracts are generally settled for U.S. dollars, Euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 28, 2019 all short-term and long-term investments were liquidated.
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
As of December 28, 2019 all short-term and long-term investments were liquidated.
Foreign Currency Exchange Forward Contracts
As discussed in Note 6, “Derivative Instruments" to the Notes to Consolidated Financial Statements, the Company mainly holds non-speculative foreign exchange forward contracts to hedge certain foreign currency exchange exposures. The Company estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies.
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
The Company classifies the following assets and liabilities within Level 3 of the fair value hierarchy and applies fair value accounting on a non-recurring basis, only if impairment is indicated:
Facilities-related Charges
The Company estimates the fair value of its facilities-related charges associated with the 2017 Restructuring Plan and 2018 Restructuring Plan (each as defined in Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements), based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
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
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 28, 2019, December 29, 2018 and December 30, 2017, revenue was reduced for estimated sales returns by $3.5 million, $4.3 million and $0.9 million, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.
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
As of December 28, 2019, one customer accounted for over 10% of the Company's net accounts receivable balance. As of December 29, 2018, no customers accounted for over 10% of the Company's net accounts receivable balance.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. One customer accounted for approximately 13% of the Company's revenue in each of 2019 and 2018. This same customer completed a merger with another customer in 2017, and these two customers accounted for approximately 6% and 12% of the Company's revenue in 2017, respectively. One other customer accounted for approximately 15% of the Company's revenue in 2018. No other customers accounted for over 10% of the Company's revenue in 2019, 2018 or 2017.
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
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from its euro and British pound denominated receivables and euro denominated restricted cash balance amounts that are pledged as collateral for certain standby letters of credit. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk. The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Euros and British pounds. These contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The forward contracts are with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparty.
The Company has entered into factoring agreements, to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for in accordance with ASC Topic 860, “Transfers and Servicing” (“ASC 860”). ASC 860 and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company's factoring

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements do not allow for recourse in the event of uncollectability, and the Company does not retain any interest in the underlying accounts receivable once sold.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. This includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably certain. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

Estimated Useful Lives
Building	20 to 41 years
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	1.5 to 7 years
Leasehold and building improvements	1 to 11 years

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty
In the Company's contracts with its customers, the Company warrants that its products will operate substantially in conformity with product specifications. Hardware warranties provide the purchaser with protection in the event that the product does not perform to product specifications. During the warranty period, the purchaser’s sole and exclusive remedy in the event of such defect or failure to perform is limited to the correction of the defect or failure by repair, refurbishment or replacement, at the Company’s sole option and expense. The Company's hardware warranty periods generally range from one to five years from date of acceptance for hardware and the Company's software warranty is 90 days. Upon delivery of the Company's products, the Company provides for the estimated cost to repair or replace products that may be returned under warranty. The hardware warranty accrual is based on actual historical returns and cost of repair experience and the application of those historical rates to the Company's in-warranty installed base. The provision for warranty claims fluctuates depending upon the installed base of products and the failure rates and costs of repair associated with these products under warranty. Furthermore, the Company's costs of repair vary based on repair volume and its ability to repair, rather than replace, defective units. In the event that actual product failure rates and costs to repair differ from the Company's estimates, revisions to the warranty provision are required. In addition, from time to time, specific hardware warranty accruals may be made if unforeseen technical problems arise with specific products. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
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
Impairment of Intangible Assets and Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. Beginning the first quarter of 2019, the Company adopted Accounting Standards Update No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017- 04”), which eliminated Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of adoption of this new standard an entity should recognize an impairment charge for the

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
Leases
Effective December 30, 2018, the Company adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“Topic 842”) utilizing the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated.
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
Upon abandoning or committing to a plan to abandon a leased property in the short term before the lease term expires, the Company assesses the fair value of its remaining obligation under the lease and records an impairment of the ROU asset, if needed. The impairment loss is calculated as the present value of the amount by which the remaining lease obligation, adjusted for the effects of any one-time costs to sublease, exceeds the estimated sublease rentals that could be reasonably obtained. The estimated sublease rentals consider Company's ability and intent to sublease the space. The significant assumptions used in the Company's discounted cash flow model include the amount and timing of estimated sublease rental receipts and the discount rate which involve a number of risks and uncertainties, some of which are beyond control, including future real estate market conditions and the Company's ability to successfully enter into subleases or termination agreements with terms as favorable as those assumed when arriving at its estimates. The Company monitors these estimates and assumptions on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in its statement of operations in the period when such changes are known.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss recorded or to be recorded may change significantly as a result of the re-measurement of the liability, if the timing or amount of estimated cash flows change.
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
Restructuring costs include employee and contract termination costs, facility consolidation and closure costs, equipment write-downs and inventory write-downs. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable.
Restructuring charges require significant estimates and assumptions, including estimates made for employee separation costs and other contract termination charges. Management estimates involve a number of risks and uncertainties, some of which are beyond control, including the Company's ability to successfully enter into termination agreements with employees and others with terms as favorable as those assumed when arriving at its estimates. The Company monitors these estimates and assumptions on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in its statement of operations in the period when such changes are known.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). This update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance, and would require capitalization of certain implementation costs. The Company adopted ASU 2018-15 on a prospective basis in the first quarter of 2019. The Company's adoption of ASU 2018-15 during its first quarter of 2019 did not have a significant impact on its consolidated financial statements.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2018, the FASB issued an accounting standard update No. 2018-02 that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”). This accounting standard update eliminates the stranded tax effects from the TCJA and improves the usefulness of information reported to users of the Company’s financial statements. This standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance does not have a material impact on the Company’s financial statements.
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
Accounting Pronouncements Not Yet Effective
In December 2019, FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from ASC 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income., (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries, and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income, (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction, (iii) separate financial statements of entities not subject to tax, and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, with early adoption permitted. The Company has elected to not early adopt ASU 2019-12 as of December 28, 2019. . The Company is currently evaluating the impact the adoption of ASU 2019-12 would have on its consolidated financial statements.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Company in its first quarter of 2020. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) further amended by Accounting Standards Update No. 2019-04 issued in April 2019, Accounting Standards Update No. 2019-05 issued in May 2019, Accounting Standards Update No. 2019-10 issued in November 2019 and Accounting Standards Update No. 2019-11 issued in November 2019 which require measurement and recognition of expected credit losses for financial assets held. This guidance is effective for the Company in its first quarter of fiscal 2020 and early adoption is permitted. This standard impacts the Company’s accounting for allowances for doubtful accounts and other assets that may be subject to credit risk. In preparation for the adoption of this standard, the Company will update its credit loss models as needed. The Company is currently evaluating the impact the adoption of ASU 2016-13 would have on its consolidated financial statements.

3.    Leases
Adoption of Topic 842
Effective December 30, 2018, the Company adopted Topic 842 utilizing the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated.
The primary impact for the Company was the balance sheet recognition of operating lease ROU assets and operating lease liabilities. In addition, the Company's financing lease obligations that historically did not qualify for sale leaseback accounting under ASC 840-40, “Leases - Sale-Leaseback Transactions” (“ASC 840-40”) now meet the criteria for sale under Topic 842 and are recorded as operating leases. As a result, the Company reclassified financing liabilities of $198.3 million from accrued expenses and long-term financing lease obligations and assets of $174.6 million from property, plant and equipment, net, to $23.7 million accumulated deficit adjustment reflecting the cumulative effect of an accounting change related to the sale-leasebacks.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the impacts of adopting Topic 842 on the Company's consolidated balance sheet as of December 29, 2018 (in thousands):

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

The Company has operating leases for real estate and automobiles. During the year ended December 28, 2019, operating lease expense was approximately $41.5 million (including $15.9 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the year ended December 28, 2019. As of December 28, 2019, $18.1 million was included in accrued expenses and other current liabilities and $64.2 million as long term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of December 28, 2019 (in thousands):

2020	$24,717
2021	18,265
2022	15,488
2023	12,208
2024	10,212
Thereafter	36,124
Total lease payments	$117,014
Less: interest(1)	34,698
Present value of lease liabilities	$82,316
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the year ended December 28, 2019 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	7.38
Weighted average discount rate	9.10%
Cash paid for amounts included in the measurement of lease liabilities	$27,027
Operating cash flow from operating leases
Leased assets obtained in exchange for new operating lease liabilities	$21,847

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 840-40 Disclosures
The following table presents future minimum lease payments related to the non-cancelable portion of operating leases as of December 29, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease payments	$18,352	$14,047	$7,888	$5,926	$4,905	$18,303	$69,421

Financing Lease Obligations
During the year ended December 28, 2019, the Company entered into finance lease arrangements for manufacturing and facility related equipments. The lease term ranged from 3 to 5 years with option to purchase at the end of the term. Finance lease cost was approximately $0.5 million for the twelve months ended December 28, 2019 out of which $0.4 million was amortization of right of use asset and $0.1 million was interest cost. As of December 28, 2019, $1.4 million was included in accrued expenses and other current liabilities and $2.4 million as long term finance lease obligation related to these equipment finance lease arrangements.
The following table presents maturity of lease liability under the Company's finance leases as of December 28, 2019 (in thousands):

2020	$1,563
2021	1,204
2022	936
2023	406
Thereafter	—
Total lease payments	$4,109
Less: interest	335
Present value of lease liabilities	$3,774

The following table presents supplemental information for the twelve months ended December 28, 2019 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	3.03
Weighted average discount rate	7.00%
Cash paid for amounts included in the measurement of lease liabilities	$163
Operating cash flow from operating leases
Leased assets obtained in exchange for new finance lease liabilities	$4,258

The Company evaluated two sale-leaseback transactions that were assumed by the Company in the Acquisition (as defined in Note 7, "Business Combination" to the Notes to Consolidated Financial Statements). It was determined that these transactions did not qualify for sale-leaseback accounting under ASC 840-40.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
4. Revenue Recognition
Effective December 31, 2017, the Company adopted Topic 606, using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under Topic 605.
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of December 28, 2019 and December 29, 2018 were $0.2 million and $0.4 million, respectively. The Company's amortization expense was not material for the year ended December 28, 2019 and December 29, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017(1)
Product	$1,011,488	$763,555	$610,535
Services	287,377	179,824	130,204
Total revenue	$1,298,865	$943,379	$740,739

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adopting Topic 606.

The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017(1)
United States	$628,075	$476,784	$428,592
Other Americas	93,251	44,581	20,070
Europe, Middle East and Africa	418,333	309,989	234,972
Asia Pacific	159,206	112,025	57,105
Total revenue	$1,298,865	$943,379	$740,739

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017(1)
Direct	$1,032,527	$838,931	$693,472
Indirect	266,338	104,448	47,267
Total revenue	$1,298,865	$943,379	$740,739

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adopting Topic 606.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 28, 2019	December 29, 2018
Accounts receivable, net	$349,645	$317,115
Contract assets	$22,814	$24,981
Deferred revenue	$139,820	$120,302

Revenue recognized for the year ended December 28, 2019 and December 29, 2018 that was included in the deferred revenue balance at the beginning of the reporting period was $119.9 million and $44.4 million, respectively. Changes in the contract asset and liability balances during year ended December 28, 2019 were not materially impacted by other factors. Changes in the contract asset and liability balances during the year ended December 29, 2018 were primarily impacted by the Acquisition during the fourth quarter of 2018.
Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized in the future as of December 28, 2019	$488,149	$37,579	$12,449	$6,361	$1,596	$811	$546,945

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

5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its marketable securities measured at fair value on a recurring basis (in thousands):

	As of December 28, 2019			As of December 29, 2018
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Money market funds	$—	$—	$—	$10,347	$—	$10,347
Corporate bonds	—	—	—	—	23,512	23,512
U.S. agency notes	—	—	—	—	2,999	2,999
U.S. treasuries	—	—	—	23,987	—	23,987
Total assets	$—	$—	$—	$34,334	$26,511	$60,845
Liabilities
Foreign currency exchange forward contracts	$—	$(159)	$(159)	$—	$(91)	$(91)

During 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2. As of December 29, 2018, none of the Company’s existing securities were classified as Level 3 securities.
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values. The fair values are classified as Level 3 measurements due to the significance of unobservable inputs. These analysis require management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates.
Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements), the Company calculated the fair value of the $15.9 million in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. See Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on the 2018 Restructuring Plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents
Cash, cash equivalents and investments were as follows (in thousands):

	December 28, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$109,201	$—	$—	$109,201
Total cash	$109,201	$—	$—	$109,201

	December 29, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$168,620	$—	$—	$168,620
Money market funds	10,347	—	—	10,347
U.S. treasuries	23,986	1	—	23,987
Total cash and cash equivalents	$202,953	$1	$—	$202,954
U.S. agency notes	3,000	—	(1)	2,999
Corporate bonds	23,603	—	(91)	23,512
Total short-term investments	$26,603	$—	$(92)	$26,511
Total cash, cash equivalents and investments	$229,556	$1	$(92)	$229,465

As of December 28, 2019, the Company has liquidated all its investments. Gross realized gains and losses on short-term and long-term investments were insignificant for all periods. The specific identification method is used to account for gains and losses on available-for-sale investments.
As of December 28, 2019, the Company had $109.2 million of cash including $68.7 million of cash held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros, British pounds. The contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
As of December 28, 2019 and December 29, 2018, the Company posted $0.9 million and 0.9 million, respectively of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying consolidated balance sheets.
The before-tax effect of foreign currency exchange forward contracts was a gain of $0.5 million and 0.7 million for 2019 and 2018 respectively, and a loss of $3.5 million in 2017, included in other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
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
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 28, 2019			As of December 29, 2018
	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities	Gross Notional(1)	Prepaid Expenses and Other Assets	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$27,566	$—	$(159)	$40,068	$—	$(52)
Related to British pound denominated receivables	—	—	—	6,412	—	(38)
Related to euro denominated restricted cash	—	—	—	240	—	(1)
Total	$27,566	$—	$(159)	$46,720	$—	$(91)

(1)	Represents the face amounts of forward contracts that were outstanding as of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860. The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations, and for the year ended December 28, 2019 and December 29, 2018, the Company's recognized factoring related interest expense was approximately $0.6 million and $0.1 million, respectively. The gross amount of trade accounts receivables sold totaled approximately $84.8 million and $12.6 million for the year ended December 28, 2019 and December 29, 2018 respectively. Prior to the Acquisition, the Company had not entered into any factoring arrangements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Business Combination
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

The Company financed the cash portion of the purchase price of the Acquisition with the net proceeds from its offering of the $402.5 million of 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”). See Note 13, “Debt” to the Notes to Consolidated Financial Statements for more information.
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
The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the Acquisition Date using preliminary information. In accordance with Topic 805, during the measurement period an acquirer retrospectively adjusts the provisional amounts recognized at the Acquisition Date to reflect information obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of the Acquisition Date. The Company has recognized measurement period adjustments during the fiscal year 2019 to the fair value of certain assets acquired and liabilities assumed with the acquisition of Coriant, which resulted in a $30.9 million increase to goodwill. The adjustments were recorded as a result of additional information obtained during the year ended December 28, 2019 about facts and circumstances that existed as of the date of acquisition. The measurement period adjustments were primarily related to adjustments to income taxes, inventory, acquired liabilities, deferred revenue, accounts receivable and others. The measurement period adjustments included tax adjustments related to uncertain tax positions, realization of certain income taxes receivable, tax attributes and deferred tax asset valuation allowances. This resulted from additional information collected and analysis performed including preparation, filing and assessment of tax returns in certain jurisdictions. The Company also recorded adjustments to fair value of inventory as the Company received additional information and performed analysis to finalize the estimated values.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s allocation of the purchase consideration based on the fair value of assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Total
Cash and cash equivalents	$15,549	$—	$15,549
Restricted cash	25,743	—	25,743
Accounts receivable	170,466	(2,153)	168,313
Inventory	96,067	(10,433)	85,634
Property, plant and equipment, net	217,991	—	217,991
Other assets	39,145	(5,083)	34,062
Intangible assets, net	200,700	—	200,700
Goodwill	48,235	30,916	79,151
Financing lease obligation	(194,700)	—	(194,700)
Deferred revenue	(43,502)	5,264	(38,238)
Other liabilities	(291,874)	(18,511)	(310,385)
Total net assets	$283,820	$—	$283,820

The following table presents details of the identifiable assets acquired at the Acquisition Date (in thousands):

	Fair Value	Estimated Useful Life (Years)
Customer relationships and backlog	$111,400	8
Developed technology	70,550	5
In-process technology	17,750	n/a
Trade name	1,000	1
Total	$200,700

Goodwill generated from this business combination is primarily attributable to the synergies from combining the operations of Coriant with that of the Company, which resulted in strengthening the Company's ability to serve a global customer base and accelerate delivery of product solutions. The goodwill recorded in the Acquisition is not expected to be deductible for income tax purposes.

8.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the year ended December 28, 2019 (in thousands):

Balance as of December 29, 2018	$227,231
Foreign currency translation adjustments	(8,299)
Measurement period adjustments	30,916
Balance as of December 28, 2019	$249,848

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The following table presents details of the Company’s intangible assets as of December 28, 2019 and December 29, 2018 (in thousands):

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	NMF*
Customer relationships and backlog	155,942	(68,119)	87,823	5.8
Developed technology	179,593	(97,070)	82,523	3.5
Total intangible assets	$336,535	$(166,189)	$170,346
*NMF = Not meaningful

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(250)	$750	NMF*
Customer relationships and backlog	158,110	(42,478)	115,632	6.5
Developed technology	166,355	(67,368)	98,987	3.8
Total intangible assets with finite lives	$325,465	$(110,096)	$215,369
Acquired in-process technology	17,750	—	17,750
Total intangible assets	$343,215	$(110,096)	$233,119

*NMF = Not meaningful
In connection with the Acquisition, the Company acquired intangible assets for a total of $200.7 million, which is included in the gross carrying amount of intangible assets as of each of the periods ended December 28, 2019 and December 29, 2018. See Note 7, "Business Combination" to the Notes to Consolidated Financial Statements for more information.
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $59.9 million and $52.8 million for the years ended December 28, 2019 and December 29, 2018, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the year ended December 28, 2019, the Company transferred $17.8 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 28, 2019 (in thousands):

		Fiscal Years
	Total	2020	2021	2022	2023	2024 and Thereafter
Total future amortization expense	$170,346	$47,681	$35,275	$32,755	$26,876	$27,759

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.

The following table provides details of selected balance sheet items (in thousands):

	December 28, 2019	December 29, 2018
Inventory:
Raw materials	$47,474	$74,435
Work in process	48,842	57,232
Finished goods	244,113	180,221
Total	$340,429	$311,888
Property, plant and equipment, net:
Computer hardware	$36,086	$15,633
Computer software(1)	45,428	40,923
Laboratory and manufacturing equipment(2)	313,081	304,889
Land and building	12,349	187,184
Furniture and fixtures	2,845	2,587
Leasehold and building improvements(3)	52,263	46,038
Construction in progress	27,946	32,997
Subtotal	$489,998	$630,251
Less accumulated depreciation and amortization(4)	(339,205)	(287,431)
Total	$150,793	$342,820
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$24,812	$26,042
Professional and other consulting fees	12,296	10,442
Taxes payable	65,815	23,249
Accrued rebate and customer prepay liability	4,390	14,301
Restructuring accrual	26,076	13,097
Acquisition-related funds in escrow	—	10,000
Short-term financing lease obligation	1,380	4,718
Short-term operating lease liability	18,106	—
Other accrued expenses and other current liabilities	40,293	30,042
Total accrued expenses	$193,168	$131,891

(1)
Included in computer software at December 28, 2019 and December 29, 2018 were $23.3 million and $13.1 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at December 28, 2019 and December 29, 2018 were $11.3 million and $3.9 million, respectively.

(2)
Included in laboratory and manufacturing equipment at December 28, 2019 was $2 million related to an equipment finance lease entered by the Company for a term of three years with an option to purchase at the end of the three year term. The finance lease was recorded at $2 million using a discount rate of 8.2% and was included in property, plant and equipment, net. As of December 28, 2019, $1 million was included in accrued expenses and other current liabilities and $1.0 million as long term finance lease obligation.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
Included in leasehold improvements at December 28, 2019 was equipment finance lease entered by the Company for a term of five years with an option to purchase at the end of five year term. The finance lease was recorded at $2.3 million using a discount rate of 5% and was included in property, plant and equipment, net. As of December 28, 2019, $0.4 million was included in accrued expenses and other current liabilities and $1.3 million as long term finance lease obligation.

(4)
Depreciation expense was $60.0 million, $47.7 million and $39.4 million (which includes depreciation of capitalized ERP costs of $2.4 million, $2.2 million and $1.7 million, respectively) for 2019, 2018 and 2017, respectively.

10.    Restructuring and Other Related Costs
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, the Company has made several changes it believes will help its research and development efficiency, with consolidation of its manufacturing and development sites, including closure of its Berlin, Germany site, reduction of headcount at its Munich, Germany site, process changes to leverage the Company's engineering and product line development resources across regions and prioritization of research and development initiatives. As of December 28, 2019, the Berlin and Munich initiatives have been substantially completed, with some remaining payments to be made in 2020. Additional restructuring initiatives may continue as the Company shifts to transformation initiatives.
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
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the 2017 Restructuring Plan (in thousands):

	Year Ended
	December 28, 2019
	Cost of Revenue	Operating Expenses

Severance and related expenses	$26,576	$25,303
Lease related impairment charges	1,158	14,703
Asset impairment	2,201	7
Others	—	838
Total	$29,935	$40,851

	Year Ended
	December 29, 2018
	Cost of Revenue	Operating Expenses

Severance and related expenses	$2,630	$10,413
Lease related impairment charges	—	(544)
Asset impairment	—	2,643
Total	$2,630	$12,512

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	December 29, 2018	Assumed Liabilities from the Acquisition	Charges	Cash	Other and Non-cash Settlements	December 28, 2019

Severance and related expenses	$19,842	—	51,879	$(43,136)	$(20)	$28,565
Lease related impairment charges	4,266	—	15,861	(8,418)	(11,709)	—
Asset impairment	243	—	2,208	(243)	(2,208)	—
Others	—	—	838	—	—	838
Total	$24,351	$—	$70,786	$(51,797)	$(13,937)	$29,403

As of December 28, 2019, the Company's restructuring liability was comprised of $28.6 million of severance and related expenses, of which $7.4 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by 2022. The remaining $21.2 million is primarily related to the 2018 Restructuring Plan and is expected to be substantially paid by the end of 2020. The Company's restructuring liability as of December 28, 2019 also comprised of $0.8 million related to service agreements that were determined to have no future use. The Company expects the payments related to the service agreements to be fully paid by the second quarter of 2021. Other and Non-cash settlements primarily include foreign exchange impact on settlement of restructuring liability and impairment of right of use asset.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 31, 2016	$(209)	$(27,236)	$(879)	$—	$(28,324)
Other comprehensive income (loss) before reclassifications	(209)	34,787	—	—	34,578
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive income (loss)	(209)	34,787	—	—	34,578
Balance at December 30, 2017	$(418)	$7,551	$(879)	$—	$6,254
Other comprehensive income (loss) before reclassifications	327	(26,483)	(85)	(5,547)	(31,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	234	234
Net current-period other comprehensive income (loss)	327	(26,483)	(85)	(5,313)	(31,554)
Balance at December 29, 2018	$(91)	$(18,932)	$(964)	$(5,313)	$(25,300)
Other comprehensive income (loss) before reclassifications	91	(9,376)	—	(1,692)	(10,977)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	1,638	1,638
Net current-period other comprehensive income (loss)	91	(9,376)	—	(54)	(9,339)
Balance at December 28, 2019	$—	$(28,308)	$(964)	$(5,367)	$(34,639)

12.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of the 2024 Notes from the conversion spread (as further discussed in Note 13, “Debt” to the Notes to Consolidated Financial Statements), and $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) from the conversion spread (as further discussed in Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017). The Company would include the dilutive effects of the 2024 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes being converted, therefore, only the conversion spread relating to the 2024 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net loss	$(386,618)	$(214,295)	$(194,506)
Weighted average common shares outstanding - basic and diluted	178,984	157,748	147,878
Net loss per common share - basic and diluted	$(2.16)	$(1.36)	$(1.32)

The Company incurred net losses during 2019, 2018 and 2017, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2018 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 28, 2019	December 29, 2018	December 30, 2017
Stock options outstanding	873	1,134	1,461
Restricted stock units	11,776	7,792	6,856
Performance stock units	2,389	1,284	1,420
Employee stock purchase plan shares	569	940	810
Total	15,607	11,150	10,547

13.    Debt
Asset-based revolving credit facility
On August 1, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which the Company may draw upon from time to time. The Company may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. The Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility.
On December 23, 2019, the Company exercised its option to increase the total commitments under the Credit Facility and entered into an Increase Joinder and Amendment Number One to Credit Agreement (the “Amendment”), with BMO Harris Bank N.A. and Wells Fargo Bank, National Association, as administrative agent. The amendment increased the total commitments under the Credit Facility to $150 million.
The proceeds of the loans under the Credit Agreement, as amended by the Amendment (the “Amended Credit Agreement”) may be used to pay the fees, costs and expenses incurred in connection with the Amended Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024. Availability under the Credit Facility is based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. The Credit Facility is secured by first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts in certain domestic subsidiaries.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans under the Amended Credit Agreement bear interest, at the Company's option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. Letters of credit issued pursuant to the Credit Facility will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees.
The Amended Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Amended Credit Agreement also contains customary covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Amended Credit Agreement also contains a financial covenant that requires the Company to maintain a minimum amount of liquidity and customary events of default.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. During the year ended December 28, 2019, the Company recorded $0.3 million as amortization of deferred debt issuance cost, $0.8 million as contractual interest expense and related charges.
As of December 28, 2019, the Company had availability of $115.9 million under the Credit Facility and had letters of credit outstanding of approximately $4.1 million.
Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to a third-party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. As of December 28, 2019, $31.3 million was outstanding, which was included in short-term debt.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of December 28, 2019, $8.4 million remained outstanding, of which $0.4 million was included in short-term debt and $8 million was included in long-term debt
2.125% Convertible Senior Notes due September 1, 2024
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
Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2019. The net proceeds to the Company were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of the Acquisition (as discussed in Note 7, “Business Combination” to the Notes to Consolidated Financial Statements), including fees and expenses relating thereto, and intends to use the remaining net proceeds for general corporate purposes.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net carrying amounts of the debt obligation were as follows (in thousands):

	December 28, 2019	December 29, 2018
Principal	$402,500	$402,500
Unamortized discount (1)	(109,652)	(127,264)
Unamortized issuance cost (1)	(7,158)	(8,307)
Net carrying amount	$285,690	$266,929

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 57 months.

As of December 28, 2019, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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
The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Year Ended
	December 28, 2019	December 29, 2018
Contractual interest expense	$8,553	$2,613
Amortization of debt issuance costs	1,149	373
Amortization of debt discount	17,612	5,716
Total interest expense	$27,314	$8,702

For the year ended December 28, 2019, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.07%, to interest expense over the term of the 2024 Notes.
As of December 28, 2019, the fair value of the 2024 Notes was $417.2 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 27, 2019. The 2024 Notes are classified as Level 2 of the fair value hierarchy.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the closing price of the Company’s common stock of $7.78 on December 27, 2019, the if-converted value of the Notes did not exceed their principal amount.
1.75% Convertible Senior Notes due June 1, 2018
In May 2013, the Company issued the 2018 Notes, which matured on June 1, 2018. Upon maturity of the 2018 Notes, the Company repaid in full all $150.0 million in aggregate principal amount and the final coupon interest of $1.3 million.
The following table sets forth total interest expense recognized related to the 2018 Notes (in thousands):

Year ended
December 29, 2018
Contractual interest expense	$1,094
Amortization of debt issuance costs	402
Amortization of debt discount	4,671
Total interest expense	$6,167

The coupon rate was 1.75%. For the year ended December 28, 2019 and the year ended December 29, 2018, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 10.23%, to interest expense over the term of the 2018 Notes.
14.    Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.7 million and $5.4 million as of December 28, 2019 and December 29, 2018, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
Future annual minimum operating lease payments at December 28, 2019 were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease payments	$24,717	$18,265	$15,488	$12,208	$10,212	$36,124	$117,014

In the fourth quarter of 2017, the Company implemented the 2017 Restructuring Plan, which included cease-use of certain leased facilities. See Note 10, "Restructuring and Other Related Costs" to the Notes to Consolidated Financial Statements for more information.
In the fourth quarter of 2018, the Company implemented the 2018 Restructuring Plan, which included vacating certain leased facilities. See Note 10, "Restructuring and Other Related Costs" to the Notes to Consolidated Financial Statements for more information.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Lease Obligations
The Company has two finance leases for manufacturing and other equipment. See Note 9, "Balance Sheet Details" to the Notes to Consolidated Financial Statements for more information.
Future annual minimum financing lease payments at December 28, 2019 were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Financing lease obligations	$1,563	$1,204	$936	$406	$—	$—	$4,109

Purchase Commitments
The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 28, 2019, December 29, 2018 and December 30, 2017, these non-cancelable purchase commitments were $258.2 million, $203.5 million and $96.1 million, respectively. The significant increase of purchase commitments in 2018 was due to the Acquisition.
Future purchase commitments at December 29, 2018 were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Purchase obligations	$255,427	$1,553	$1,154	$43	$—	$—	$258,177
The contractual obligation tables above exclude tax liabilities of $4.1 million related to uncertain tax positions because the Company cannot reliably estimate the timing and amount of future payments, if any.
Convertible Senior Notes 2024
The future interest and principal payments related to the 2024 Notes are as follows as of December 28, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Convertible senior notes, including interest	$8,553	$8,553	$8,553	$8,553	$411,053	$—	$445,265

Mortgage Payable
The future interest and principal payments related to the Mortgage are as follows as of December 28, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage payable, including interest	$841	$842	$841	$841	$6,725	$—	$10,090

Finance Assistance Agreement
The future interest and principal payments related to the Financing assistance agreement are as follows as of December 28, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Finance assistance agreement	$31,809	$—	$—	$—	$—	$—	$31,809

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset-backed Loan
The future interest and principal payments related to the Credit Facility are as follows as of December 28, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Asset backed loan	$525	$—	$—	$—	$30,000	$—	$30,525

Legal Matters
Oyster Optics LLC I
On November 23, 2016, Oyster Optics, LLP (“Oyster Optics”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent Nos. 6,469,816, 6,476,952, 6,594,055, 7,099,592, 7,620,327 (the “’327 patent”), 8,374,511 (the “’511 patent”) and 8,913,898 (the “’898 patent”). Collectively, the asserted patents are referred to herein as the “Oyster Optics patents in suit.” The complaint seeks unspecified damages and a permanent injunction. The Company filed its answer to Oyster Optics’ complaint on February 3, 2017. The Company filed two petitions for Inter Partes Review (“IPR”) of the ‘898 patent with the U.S. Patent and Trademark Office (“USPTO”). Other defendants have filed IPR petitions in connection with the remaining Oyster Optics patents in suit. The USPTO instituted two IPRs of the ‘511 patent and two IPRs of the ‘898 patent but denied IPR petitions in connection with the ‘327 patent.
A first Markman decision issued on December 5, 2017 and fact discovery closed on December 22, 2017. Oyster Optics dropped the ‘511 and ‘898 patents, leaving only a few claims in the ‘327 patent at issue in the case.
Oyster Optics LLC II
On May 15, 2018, Oyster Optics filed a new patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. On October 26, 2018, the Company filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of the Company’s affiliated subsidiaries). The Company also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the Court granted the Company’s motion for summary judgment and on June 28, 2019, the court entered a final judgment for the Company. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intend to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation at this time and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster filed an amended complaint. On December 3, 2019, the Company filed a motion to dismiss certain claims based on certain allegations made by Oyster in their amended complaint. On December 27, 2019, the Company filed petitions IPR petitions with the USPTO, in which the Company requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit and intend to defend this action vigorously. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Oyster Optics LLC IV
On August 26, 2019, Oyster Optics filed a fourth complaint against the Company in the Superior Court of California, Santa Clara County (“Oyster IV”). On November 5, 2019, the Oyster IV lawsuit was dismissed.
Civil Investigative Demand
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 28, 2019 and December 29, 2018, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 28, 2019	December 29, 2018
Beginning balance	$41,021	$30,909
Charges to operations	23,874	28,685
Utilization	(25,070)	(18,028)
Change in estimate(1)	3,523	(545)
Balance at the end of the period	$43,348	$41,021

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

Letters of Credit and Bank Guarantees
The Company had $27.9 million of standby letters of credit and bank guarantees outstanding as of December 28, 2019. These consisted of $14.2 million related to customer performance guarantees, $0.4 million of value-added tax and customs' licenses, $5.9 million related to property leases, $6.8 million related to Coriant pre-acquisition restructuring plans, $0.5 million related to credit cards and $0.1 million for other liabilities.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $4.1 million was backed by cash collateral from a third-party institution, and the Company accrues 2.25% annual fee and 0.13% annual fronting fee on the average LOC balances outstanding on the cash collateral.
The Company had $30.0 million of standby letters of credit and bank guarantees outstanding as of December 29, 2018. These consisted of $2.9 million related to property leases, $23.4 million related to customer performance guarantees, $1.4 million related to a value added tax and customs authorities' licenses and $1.8 million related to Coriant pre-acquisition restructuring plans and $0.5 million related to credit cards.
As of December 28, 2019 and December 29, 2018, the Company has a line of credit for approximately $150.0 million and $1.6 million, respectively to support the issuance of letters of credit, of which $4.1 million and zero had been issued and outstanding, respectively. The Company has pledged approximately $180.9 million and $4.9 million of assets of a subsidiary to secure this line of credit and other obligations as of December 28, 2019 and December 29, 2018, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Stockholders’ Equity
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan, however the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of December 28, 2019, options to purchase 0.7 million shares of the Company's common stock were outstanding and 0.3 million RSUs were outstanding under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018 and May 2019 respectively, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares and 7.3 million shares. As of December 28, 2019, the Company reserved a total of 22.7 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors.
The ESPP was adopted by the board of directors in February 2007 and approved by the stockholders in May 2007. The ESPP was last amended by the stockholders in May 2019 to increase the shares authorized under the ESPP to a total of approximately 31.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 3,000 shares per purchase period and $25,000 of stock during any calendar year.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 28, 2019
Outstanding stock options and awards	14,835
Reserved for future option and award grants	8,149
Reserved for future ESPP	12,438
Total common stock reserved for stock options and awards	35,422

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,655	$8.30	$965
Options granted	—	$—
Options exercised	(196)	$7.78	$373
Options canceled	(62)	$14.11
Outstanding at December 30, 2017	1,397	$8.11	$1
Options granted	—	$—
Options exercised	(229)	$7.43	$496
Options canceled	(53)	$11.57
Outstanding at December 29, 2018	1,115	$8.09	$—
Options granted	—	$—
Options exercised	—	$—	$—
Options canceled	(385)	$7.47
Outstanding at December 28, 2019	730	$8.41	$—
Exercisable at December 28, 2019	730	$8.41	$—

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,293	$14.10	$44,939
RSUs granted	4,281	$9.66
RSUs released	(2,198)	$13.56	$20,791
RSUs canceled	(585)	$13.24
Outstanding at December 30, 2017	6,791	$11.55	$42,988
RSUs granted	3,756	$10.52
RSUs released	(2,642)	$12.12	$26,457
RSUs canceled	(1,159)	$11.12
Outstanding at December 29, 2018	6,746	$10.83	$26,446
RSUs granted	8,950	$4.36
RSUs released	(2,784)	$10.48	$12,901
RSUs canceled	(1,312)	$8.37
Outstanding at December 28, 2019	11,600	$6.20	$90,254

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2016	904	$14.13	$7,672
PSUs granted	916	$10.88
PSUs released	(26)	$11.83	$225
PSUs canceled	(427)	$12.20
Outstanding at December 30, 2017	1,367	$16.28	$8,651
PSUs granted	521	$9.79
PSUs released	(55)	$15.93	$411
PSUs canceled	(704)	$16.01
Outstanding at December 29, 2018	1,129	$16.10	$4,425
PSUs granted	2,202	$4.63
PSUs released	(99)	$11.11	$472
PSUs canceled	(727)	$14.42
Outstanding at December 28, 2019	2,505	$6.48	$19,485
Expected to vest as of December 28, 2019	2,392		$18,613

The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $7.78 at December 27, 2019 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $7.78 at December 27, 2019. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 28, 2019. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$50,418	2.10
PSUs	$7,458	1.99

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 28, 2019.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$6.99 - $ 7.25	48	1.40	$7.03	48	$7.03
$ 7.53	35	1.34	$7.53	35	$7.53
$ 8.01	93	0.87	$8.01	93	$8.01
$ 8.58	485	1.05	$8.58	485	$8.58
$9.02 - $9.28	69	0.01	$9.19	69	$9.19
	730			730

Employee Stock Options
The Company did not grant any stock options during 2019, 2018 or 2017. Stock option exercises are settled with newly issued shares of common stock approved by stockholders for inclusion under the 2007 Plan.
Amortization of stock-based compensation expense related to stock options in 2019, 2018 and 2017 was insignificant.

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Volatility	70% - 72%	48% - 62%	47% - 51%
Risk-free interest rate	1.76% - 2.48%	1.90% - 2.31%	0.81% - 1.16%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.64 - $1.77	$2.47 - $3.13	$2.44 - $3.46

The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Stock-based compensation expense	$4,873	$5,478	$6,049
Employee contributions	$12,052	$15,992	$16,410
Shares purchased	2,897	2,189	2,140

Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2019, 2018 and 2017 was approximately $32.3 million, $29.2 million and $30.5 million, respectively.

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
The ranges of estimated values of the PSUs granted that are compared to the SPGIIPTR, as well as the assumptions used in calculating these values were based on estimates as follows:

	2018	2017
Index volatility	33%	33% - 34%
Infinera volatility	58% - 59%	55% - 56%
Risk-free interest rate	2.37% - 2.40%	1.41% - 1.63%
Correlation with index	0.04 - 0.48	0.10 - 0.49
Estimated fair value	$14.99 - $19.46	$15.23 - $17.35

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by grant year, the Company’s PSU activity for the year ended December 28, 2019 (in thousands):

		Grant Year
	Total Number of Performance Stock Units	2016	2017	2018	2019
Outstanding at December 29, 2018	1,129	156	481	492	—
PSUs granted	2,202	—	—	—	2,202
PSUs released	(99)	—	(26)	(25)	(48)
PSUs canceled	(727)	(156)	(256)	(197)	(118)
Outstanding at December 28, 2019	2,505	—	199	270	2,036

Amortization of stock-based compensation expense related to PSUs in 2019, 2018 and 2017 was approximately $6.1 million, $8.2 million and $9.5 million, respectively.

Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Stock-based compensation effects in inventory	$4,798	$4,750	$5,255

Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,743	$1,635	$3,065
Research and development	17,457	16,270	15,845
Sales and marketing	8,413	10,869	11,288
General and administrative	10,460	9,649	10,776
	$38,073	$38,423	$40,974
Cost of revenue—amortization from balance sheet (1)	4,706	4,986	4,746
Total stock-based compensation expense	$42,779	$43,409	$45,720

(1)	Represents stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Income Taxes
The following is a geographic breakdown of the provision for/(benefit from) income taxes (in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$—	$—	$—
State	288	186	69
Foreign	3,046	6,832	4,679
Total current	$3,334	$7,018	$4,748
Deferred:
Federal	$369	$(546)	$—
State	—	—	—
Foreign	(740)	(7,127)	(6,178)
-	$(371)	$(7,673)	$(6,178)
Total provision for/(benefit from) income taxes	$2,963	$(655)	$(1,430)

Loss before provision for income taxes from international operations was $202.2 million, $135.5 million and $22.6 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
The provisions for (benefit from) income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Expected tax at federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	(0.1)%	(0.1)%	—%
Research credits	1.0%	1.8%	1.8%
Stock-based compensation	(2.0)%	(0.8)%	(6.0)%
Change in valuation allowance	(19.7)%	(18.1)%	(26.8)%
Foreign rate differential	(0.2)%	(2.9)%	(3.3)%
Other	(0.8)%	(0.6)%	—%
Effective tax rate	(0.8)%	0.3%	0.7%

For 2019, the Company's income tax expense was $3.0 million with effective tax rate of (0.8)%. The difference between the effective income tax rate and the U.S federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and valuation allowances. The Company recognized an income tax benefit of $0.7 million and $1.4 million in fiscal years 2018 and 2017. The resulting effective tax rates were 0.3% and 0.7% for 2018 and 2017. The 2018 and 2017 effective tax rates differ from the expected statutory rate of 21% and 35%, respectively, based on the Company's ability to benefit from its U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended
	December 29, 2019	December 29, 2018
Deferred tax assets:
Net operating losses	$301,929	$257,928
Research and foreign tax credits	121,065	221,943
Nondeductible accruals	72,094	50,312
Inventory valuation	31,982	39,430
Property, plant and equipment	4,601	2,591
Leasing Liabilities	19,265	—
Stock-based compensation	3,998	4,825
Total deferred tax assets	$554,934	$577,029
Valuation allowance	(484,834)	(493,157)
Net deferred tax assets	$70,100	$83,872
Deferred tax liabilities:
Accrual and reverse - lease	—	(16,802)
Depreciation	—	(199)
Accruals, reserves and prepaid expenses	(830)	(784)
Right of use asset	(16,261)	—
Acquired intangible assets	(34,542)	(49,406)
Convertible senior notes	(25,417)	(29,419)
Total deferred tax liabilities	$(77,050)	$(96,610)
Net deferred tax liabilities	$(6,950)	$(12,738)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 28, 2019 and December 29, 2018.
To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 28, 2019, the Company had net operating loss carryforwards of approximately $576.1 million for federal income tax purposes which will begin to expire in 2027 if unused. The Company had net operating loss carryforwards of approximately $442.5 million for state income tax purposes which will begin to expire in the year 2020 if unused. The Company also had foreign net operating loss carryforwards of approximately $605.5 million.
As of December 28, 2019, the Company also had R&D credit carryforwards of approximately $52.1 million for federal income tax and $52.9 million for state income tax purposes. The federal R&D tax credit will begin to expire in 2023 if unused. State R&D tax credits will carry forward indefinitely.
As of December 28, 2019, the Company also had Foreign Tax credit carryforwards of approximately $39.5 million for federal income tax. The foreign R&D tax credit will begin to expire in 2023 if unused.
Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $2.5 million to offset future Canadian income tax payable as of December 28, 2019. The Company's Portugal subsidiary has a SIFIDE Credit of $5.0 million to offset future income tax in Portugal payable as of December 28, 2019. Canadian SRED credits will begin to expire in the year 2032 if not fully utilized. The Portugal SIFIDE credits will begin to expire in the year 2021.
At December 28, 2019, the Company had federal capital loss carryforwards of $7.8 million. If not utilized, the federal capital loss will expire in 2023.
The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. The Company has completed a Section 382 review and has determined that none of its operating losses will expire solely due to Section 382 limitation(s).
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 29, 2019	December 29, 2018	December 30, 2017
Beginning balance	$24,617	$19,786	$22,282
Tax position related to current year
Additions	1,965	2,296	2,234
Tax positions related to prior years
Additions	18,212	2,981	—
Reductions	(542)	(40)	(4,728)
Lapses of statute of limitations	(160)	(406)	(2)
Ending balance	$44,092	$24,617	$19,786

As of December 28, 2019, the cumulative unrecognized tax benefit was $44.1 million, of which $40.8 million was netted against deferred tax assets that would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 28, 2019, approximately $3.1 million, if recognized, would impact the Company’s effective tax rate. Prior year addition of $18.2 million is related to reserve on Federal and California R&D credits acquired from Coriant Operations, Inc. As the Company determined that it is more likely than not that 100% of the Federal and California R&D credit will not be sustained in the event of an audit. As such the Company recorded a 100% reserve on these acquired R&D credits in 2019.
As of December 28, 2019, December 29, 2018 and December 30, 2017, the Company had $1.4 million, $1.2 million and $0.7 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.8 million was included in the Company’s provision for income taxes in each of the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The Company’s policy is

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

The Company files income tax returns in the United States, various state jurisdictions and various foreign jurisdictions. As of December 28, 2019, the Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities and other major foreign jurisdictions where the Company conducts business, under the statute of limitations for years 2002 and forward.

With these jurisdictions and in the United States, it is reasonably possible that there could be significant changes to the Company's unrecognized tax benefits in the next twelve months due to either the expiration of a statute of limitation or a tax audit settlement that will be partially offset by an anticipated tax liability related to unremitted foreign earnings, where applicable. Given the number of years and numerous matters that remain subject to examination in various tax jurisdictions, management is unable to estimate the range of possible changes to the balance of the Company's unrecognized tax benefits.

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

Included in the balance of income tax liabilities, accrued interest and penalties at December 28, 2019 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
18.    Segment Information
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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth long-lived assets by geographic region (in thousands):
Property, plant and equipment, net

	December 28, 2019	December 29, 2018
United States	$118,656	$288,614
Other Americas	2,798	2,370
Europe, Middle East and Africa	21,536	38,273
Asia Pacific and Japan	7,803	13,563
Total property, plant and equipment, net	$150,793	$342,820

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Employee Benefit and Pension Plans
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $2.7 million, $2.3 million and $2.2 million for 2019, 2018 and 2017, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2019, 2018 and 2017.
In connection with the Company's acquisition of Transmode during the third quarter of 2015, the Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.6 million for 2019, $2.8 million for 2018 and $3.3 million for 2017.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. For the year ended December 28, 2019, the Company had $3.9 million related to post-retirement costs.
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
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

	December 28, 2019	December 29, 2018
Benefit obligation at beginning of year	$104,624	$106,474
Service cost	2,061	466
Interest cost	2,075	512
Benefits paid	(1,925)	(194)
Actuarial loss	9,134	236
Foreign currency exchange rate changes	(2,735)	(2,870)
Benefit obligation at end of year(1)	$113,234	$104,624
Fair value of plan assets at beginning of year	$63,064	$69,614
Actual return on plan assets	2,371	653
Payments	(1,397)	—
Employee contributions	715	—
Employer contributions	53	—
Actuarial gain/(loss)	6,672	(5,319)
Foreign currency exchange rate changes	(1,701)	(1,884)
Fair value of plan assets at end of year	$69,777	$63,064
Net liability recognized	$43,457	$41,560

(1)	The Company's accumulated benefit obligation was $110.8 million and $100.2 million at December 28, 2019 and December 29, 2018, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.
The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

	December 29, 2018	December 29, 2018
Other non-current assets	$69,777	$63,064
Current liabilities	—	(901)
Other long-term liabilities	(113,234)	(103,723)
Net liability recognized	$(43,457)	$(41,560)

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Years ended
	December 28, 2019	December 29, 2018 (1)
Service cost	$2,061	$466
Interest cost	2,075	512
Expected return on plan assets	(2,371)	(653)
Amortization of actuarial loss	1,638	234
Total net periodic benefit cost	$3,403	$559

(1) Acquisition date through December 29, 2018.
Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the pension benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the pension plan participants. All components of net periodic benefit cost are recorded in operating expense of the Company's consolidated statements of operations as the impact of the amounts to be recorded in other income and expense is immaterial.
The following table sets forth the changes in accumulated other comprehensive income for the Company's benefit plans (pre-tax) (in thousands):

	December 28, 2019	December 29, 2018
Beginning balance	$(5,313)	$—
Net actuarial loss arising in current year	(1,680)	(5,562)
Amortization of net actuarial loss(1)	1,638	234
Foreign currency translation gain/(loss)	(12)	15
Ending balance	$(5,367)	$(5,313)

(1)
The actuarial loss for the year ended December 29, 2018 was caused primarily by the change in the discount rate. Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during fiscal year 2020 is $1.6 million (pre-tax).

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	December 28, 2019	December 29, 2018
Discount rate	1.35%	2.07%
Salary growth rate	2.25%	2.25%
Pension growth rate	2.00%	2.00%

Assumptions regarding future mortality are set based on actuarial advice in accordance with published German statistics and experience. These assumptions translate into an average remaining life expectancy in years for a pensioner retiring at age 65:

2020 Life Expectancy
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
Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category (in thousands):

	As of December 28, 2019
	Fair Value Measured Using
	Level 1	Level 2	Total
Cash	$895	$—	$895
Equity fund	—	43,540	43,540
Insurance contracts	—	15,149	15,149
Mixed fund	—	615	615
Pension fund	—	9,578	9,578
Total plan assets at fair value	$895	$68,882	$69,777

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred during the year ended December 28, 2019.
Future Contributions
In fiscal 2020, the Company expects to make contributions of $3.5 million to cover benefit payments to plan participants.
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 28, 2019 are as follows (in thousands):

2020	$3,485
2021	$3,982
2022	$3,995
2023	$3,435
2024	$3,605
2025 to 2029	$20,060

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2019 and 2018. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
	2019				2018
	Dec. 28	Sep. 28	Jun. 29	Mar. 30	Dec. 29	Sep. 29	Jun. 30	Mar. 31

	(In thousands, except per share data)
Revenue:
Product	$307,861	$253,754	$226,866	$223,007	$249,608	$167,030	$175,288	$171,629
Services	76,706	71,587	69,384	69,700	82,450	33,383	32,939	31,052
Total revenue	384,567	325,341	296,250	292,707	332,058	200,413	208,227	202,681
Cost of revenue:
Cost of product	213,536	186,205	177,501	157,817	197,251	112,276	105,914	102,324
Cost of services	38,543	34,866	36,831	36,676	39,408	13,075	13,039	12,831
Amortization of intangible assets	8,437	7,796	8,098	8,252	8,315	4,876	4,943	5,341
Acquisition and integration costs	7,238	8,447	10,700	2,064	—	—	—	—
Restructuring and related	5,407	1,198	1,864	21,466	2,580	7	26	17
Total cost of revenue	273,161	238,512	234,994	226,275	247,554	130,234	123,922	120,513
Gross profit	111,406	86,829	61,256	66,432	84,504	70,179	84,305	82,168
Amortization of intangible assets	6,617	6,861	6,745	7,057	24,735	1,467	1,487	1,607
Acquisition and integration costs	11,011	11,962	12,164	7,134	13,463	2,067	—	—
Restructuring and related	18,024	2,168	3,471	17,188	10,804	191	1,680	(163)
Other operating expenses	136,625	135,125	147,260	146,741	149,726	91,612	102,757	105,402
Total operating expenses	172,277	156,116	169,640	178,120	198,728	95,337	105,924	106,846
Loss from operations	(60,871)	(69,287)	(108,384)	(111,688)	(114,224)	(25,158)	(21,619)	(24,678)
Other income (expense), net	(5,886)	(13,932)	(3,887)	(9,720)	(19,231)	(7,317)	(443)	(2,280)
Loss before income taxes	(66,757)	(83,219)	(112,271)	(121,408)	(133,455)	(32,475)	(22,062)	(26,958)
Provision for (benefit from) income taxes	(163)	1,548	1,385	193	12	135	(124)	(678)
Net loss	$(66,594)	$(84,767)	$(113,656)	$(121,601)	$(133,467)	$(32,610)	$(21,938)	$(26,280)
Net loss per common share
Basic	$(0.37)	$(0.47)	$(0.64)	$(0.69)	$(0.76)	$(0.21)	$(0.14)	$(0.17)
Diluted	$(0.37)	$(0.47)	$(0.64)	$(0.69)	$(0.76)	$(0.21)	$(0.14)	$(0.17)

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2019 and 2018 were 52-week years that ended on December 28, 2019, and December 29, 2018 respectively. The quarters for fiscal years 2019, and 2018 were 13-week quarters.
During the fourth quarter of 2018, the Company completed the Coriant Acquisition, which was accounted for as a business combination, and accordingly, the Company has consolidated the financial results of

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Coriant with its financial results for the period from the Acquisition Date through December 28, 2019. For more information, see Note 7, “Business Combination” to the Notes to Consolidated Financial Statements.
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. These integration initiatives and restructuring initiatives continued through 2019. For more information on the Company's restructuring plans, see Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements.
Effective December 30, 2018, the Company adopted Topic 842, using the alternative modified transition method. Results for the reporting periods beginning December 30, 2018 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under Accounting Standards Codification (“ASC”) Topic 840, “Leases.” The company incurred lease impairment costs included in restructuring expenses.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 28, 2019, our disclosure controls and procedures are effective.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2019, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our fiscal year 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of the end of fiscal year 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive offers, refer to the section entitled “Information about our Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
(a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$493,157	$205,241	$200,476
Additions	122,878	355,166	31,759
Reductions	(131,201)	(67,250)	(26,994)
Ending balance	$484,834	$493,157	$205,241
Allowance for doubtful accounts
Beginning balance	$1,821	$892	$772
Additions	2,184	929	138
Reductions	—	—	(18)
Ending balance	$4,005	$1,821	$892

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

4.4	Form of 2.125% Convertible Senior Notes due 2024 (included in Exhibit 4.3 incorporated by reference hereto).
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*
Form of Indemnification Agreement between Registrant and each of its directors and executive officers, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form S-1 (No. 333-140876), filed with the SEC on February 26, 2007.

10.2*	2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.3*	Infinera Corporation Amended and Restated 2007 Employee Stock Purchase Plan.
10.4*	Form of 2007 Employee Stock Purchase Plan Global Subscription Agreement.
10.5*	Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on 8-K (No. 001-33486), filed with the SEC on February 14, 2011.
10.6*
Form of Section 16 Officer Notice of Grant of Restricted Stock Units under the 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.

10.7*
Form of Notice of Grant of Stock Option under the 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 5, 2010.

10.8*
Form of Chief Executive Officer Amended and Restated Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 22, 2018.

10.9*
Form of Section 16 Officer Amended and Restated Change of Control Severance Agreement, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on February 22, 2018.

10.10*	Executive Clawback Policy, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on January 17, 2013.
10.11*	Executive Severance Policy, incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on February 18, 2015.
10.12*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 23, 2019.

Exhibit No.	Description
10.13*
Form of Notice of Grant of Restricted Stock Units under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 9, 2019.

10.14*
Form of Notice of Grant of Restricted Stock Units for Directors under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 17, 2016.

10.15*
Form of Notice of Grant of Performance Shares under the Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on May 9, 2019.

10.16
Underwriting Agreement, dated as of September 6, 2018, by and between Infinera Corporation and Morgan Stanley & Co. LLC, as manager of the underwriter named therein, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.

10.17	Form of Capped Call Confirmation, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on September 12, 2018.
10.18
First Amendment to Unit Purchase Agreement, dated as of March 4, 2019, by and among Infinera Corporation, Coriant Investor LLC and Oaktree Optical Holdings, L.P., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 4, 2019.

10.19*
Offer Letter between Infinera Corporation and David L. Teichmann dated March 18, 2019, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on August 8, 2019.

10.20*
Offer Letter between Infinera Corporation and Nancy Erba dated July 8, 2019, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (No. 001-33486), filed with the SEC on November 12, 2019.

10.21*
Infinera Corporation 2019 Inducement Equity Incentive Plan, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.22*
Form of Notice of Grant of Restricted Stock Units (Inducement Plan), incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.23*
Form of Notice of Grant of Performance Shares (Inducement Plan), incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (No. 333-233150), filed with the SEC on August 8, 2019.

10.24
Credit Agreement, dated as of August 1, 2019, by and among Infinera Corporation, Coriant Operations, Inc., Coriant North America, LLC, Coriant America Inc., Coriant (USA) Inc., and Wells Fargo Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on August 2, 2019.

10.25
Guaranty and Security Agreement, dated as of August 1, 2019, by and among Infinera Corporation, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on August 2, 2019.

10.26
Increase Joinder and Amendment Number One to Credit Agreement, dated as of December 23, 2019, by and among Infinera Corporation, Wells Fargo Bank, National Association and BMO Harris Bank N.A., incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (No. 001-33486), filed with the SEC on December 26, 2019.

10.27*	Offer Letter between Infinera Corporation and Nicholas Walden dated January 3, 2020.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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

Exhibit No.	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 04, 2020

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer Principal Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Fallon and Nancy Erba, and each of them individually, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ THOMAS J. FALLON	Chief Executive Officer, Principal Executive Officer and Director	March 4, 2020
Thomas J. Fallon

/s/ NANCY ERBA	Chief Financial Officer, Principal Financial Officer	March 4, 2020
Nancy Erba

/s/ MICHAEL FERNICOLA	Chief Accounting Officer and Principal Accounting Officer	March 4, 2020
Michael Fernicola
/s/ KAMBIZ Y. HOOSHMAND	Chairman of the Board	March 4, 2020
Kambiz Y. Hooshmand

/s/ SHARON HOLT	Director	March 4, 2020
Sharon Holt

/s/ GREG P. DOUGHERTY	Director	March 4, 2020
Greg P. Dougherty

/s/ MARCEL GANI	Director	March 4, 2020
Marcel Gani

/s/ PAUL J. MILBURY	Director	March 4, 2020
Paul J. Milbury

/s/ RAJAL M. PATEL	Director	March 4, 2020
Rajal M. Patel

/s/ MARK A. WEGLEITNER	Director	March 4, 2020
Mark A. Wegleitner
/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Innovation Officer and Director	March 4, 2020
David F. Welch, Ph.D.