Form 10-Q
period 2020-03-28
INFINERA Corp
filed 2020-05-15
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
(408) 572-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, par value $0.001 per share	INFN	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2020, 186,897,010 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 28, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$261,534	$109,201
Short-term restricted cash	4,126	4,339
Accounts receivable, net of allowance for doubtful accounts of $4,014 in 2020 and $4,005 in 2019	272,278	349,645
Inventory	319,696	340,429
Prepaid expenses and other current assets	159,845	139,217
Total current assets	1,017,479	942,831
Property, plant and equipment, net	148,815	150,793
Operating lease right-of-use assets	61,914	68,081
Intangible assets	155,356	170,346
Goodwill	239,412	249,848
Long-term restricted cash	17,808	19,257
Other non-current assets	26,347	27,182
Total assets	$1,667,131	$1,628,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,277	$273,397
Accrued expenses and other current liabilities	186,668	193,168
Accrued compensation and related benefits	69,135	92,221
Short-term debt, net	31,680	31,673
Accrued warranty	18,988	21,107
Deferred revenue	95,693	103,753
Total current liabilities	605,441	715,319
Long-term debt, net	509,564	323,678
Long-term financing lease obligations	2,113	2,394
Accrued warranty, non-current	20,474	22,241
Deferred revenue, non-current	34,149	36,067
Deferred tax liability	7,505	8,700
Operating lease liabilities	60,420	64,210
Other long-term liabilities	65,746	69,194
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 28, 2020 and December 28, 2019 Issued and outstanding shares – 183,198 as of March 28, 2020 and 181,134 as of December 28, 2019	183	181
Additional paid-in capital	1,827,484	1,740,884
Accumulated other comprehensive loss	(46,139)	(34,639)
Accumulated deficit	(1,419,809)	(1,319,891)
Total stockholders' equity	361,719	386,535
Total liabilities and stockholders’ equity	$1,667,131	$1,628,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Product	$255,192	$223,007
Services	75,081	69,700
Total revenue	330,273	292,707
Cost of revenue:
Cost of product	201,792	157,817
Cost of services	40,695	36,676
Amortization of intangible assets	8,628	8,252
Acquisition and integration costs	1,035	2,064
Restructuring and related	1,157	21,466
Total cost of revenue	253,307	226,275
Gross profit	76,966	66,432
Operating expenses:
Research and development	68,180	73,660
Sales and marketing	36,689	40,037
General and administrative	29,620	33,044
Amortization of intangible assets	4,555	7,057
Acquisition and integration costs	9,222	7,134
Restructuring and related	5,580	17,188
Total operating expenses	153,846	178,120
Loss from operations	(76,880)	(111,688)
Other income (expense), net:
Interest income	24	766
Interest expense	(8,794)	(7,563)
Other gain (loss), net	(12,682)	(2,923)
Total other income (expense), net	(21,452)	(9,720)
Loss before income taxes	(98,332)	(121,408)
Provision for income taxes	936	193
Net loss	$(99,268)	$(121,601)
Net loss per common share:
Basic	$(0.55)	$(0.69)
Diluted	$(0.55)	$(0.69)
Weighted average shares used in computing net loss per common share:
Basic	182,024	176,406
Diluted	182,024	176,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net loss	$(99,268)	$(121,601)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	65
Foreign currency translation adjustment	(11,106)	(5,557)
Actuarial gain (loss) on pension liabilities	(394)	78
Net change in accumulated other comprehensive loss	(11,500)	(5,414)
Comprehensive loss	$(110,768)	$(127,015)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
ESPP shares issued	1,839	2	7,392	—	—	7,394
Restricted stock units released	225	—	—	—	—	—
Stock-based compensation	—	—	11,411	—	—	11,411
Cumulative-effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Other comprehensive loss	—	—	—	(11,500)	—	(11,500)
Net loss	—	—	—		(99,268)	(99,268)
Balance at March 28, 2020	183,198	$183	$1,827,484	$(46,139)	$(1,419,809)	$361,719

	Three Months Ended March 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	1,825	2	7,738	—	—	7,740
Restricted stock units released	138	—	—	—	—	—
Stock-based compensation	—	—	9,056	—	—	9,056
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(5,414)	—	(5,414)
Net loss	—	—	—	—	(121,601)	(121,601)
Balance at March 30, 2019	177,415	177	$1,702,710	$(30,714)	$(1,054,874)	$617,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net loss	$(99,268)	$(121,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,445	30,939
Non-cash restructuring charges and related costs	1,760	16,851
Amortization of debt discount and issuance costs	5,731	4,614
Operating lease expense	5,204	14,966
Stock-based compensation expense	11,703	8,713
Other, net	1,153	1,775
Changes in assets and liabilities:
Accounts receivable	70,238	49,754
Inventory	17,737	(24,937)
Prepaid expenses and other assets	(18,744)	(5,236)
Accounts payable	(72,355)	(23,439)
Accrued liabilities and other expenses	(32,083)	(15,486)
Deferred revenue	(8,038)	6,933
Net cash used in operating activities	(91,517)	(56,154)
Cash Flows from Investing Activities:
Proceeds from maturities of investments	—	10,542
Acquisition of business, net of cash acquired	—	(10,000)
Purchase of property and equipment, net	(8,464)	(6,590)
Net cash used in investing activities	(8,464)	(6,048)
Cash Flows from Financing Activities:
Proceeds from issuance of 2027 Notes	194,500	—
Proceeds from mortgage payable	—	8,584
Proceeds from revolving line of credit	55,000	—
Repayment of revolving line of credit	—	—
Payment of debt issuance cost	(1,775)
Repayment of mortgage payable	(99)	—
Proceeds from issuance of common stock	7,395	7,740
Net cash provided by financing activities	255,021	16,324
Effect of exchange rate changes on cash and restricted cash	(4,369)	(1,213)
Net change in cash, cash equivalents and restricted cash	150,671	(47,091)
Cash, cash equivalents and restricted cash at beginning of period	132,797	242,337
Cash, cash equivalents and restricted cash at end of period(1)	$283,468	$195,246

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,072	$1,353
Cash paid for interest	$5,131	$4,315
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$1,793	$—
Transfer of inventory to fixed assets	$118	$1,805

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	March 28, 2020	March 30, 2019

	(In thousands)
Cash and cash equivalents	$261,534	$167,259
Short-term restricted cash	4,126	4,671
Long-term restricted cash	17,808	23,316
Total cash, cash equivalents and restricted cash	$283,468	$195,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating lease liabilities, business combinations, fair value measurement of investments and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the recent outbreak of a novel strain of the coronavirus (“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
The interim financial information is unaudited, but reflects all adjustments that are, in management’s opinion, necessary to provide a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.
This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended March 28, 2020, one customer accounted for 11% of the Company's total revenue and for the three months ended March 30, 2019, the same customer accounted for 11% of the Company's total revenue.
Certain reclassifications have been made to prior period balances in order to conform to the current period  presentation of the cash flows from operating activities in the condensed consolidated statements of cash flows. The reclassifications were not material and had no impact on previously reported net cash used in operating activities and on our other condensed consolidated financial statements for the periods ended March 28, 2020 and March 30, 2019.
There have been no material changes in the Company’s significant accounting policies for the three months ended March 28, 2020 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, with the exception of updates to the policy noted below as a result of the adoption of ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326)" ("Topic 326") as of December 29, 2019.
Allowance for doubtful accounts
The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from the inability of its customers to make required payments and reviews the allowance quarterly. The Company determines expected credit losses by performing credit evaluations of its customers' financial condition, establishing both a general reserve and specific reserves for customers in an adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks. Amounts are written off when receivables are determined to be uncollectible.

2.	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13”), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted ASU 2016-13 on a modified retrospective basis in the first quarter of 2020 through a cumulative-effect adjustment at the beginning of the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of the Company’s customers, and external market factors. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 was effective for the Company in its first quarter of 2020. The Company adopted ASU 2018-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In March 2020, the FASB issued ASU No. 2020-04 (Topic 848), "Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact the adoption of ASU 2020-04 would have on its consolidated financial statements.
In December 2019, FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from ASC 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income, (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries, and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income, (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction, (iii) separate financial statements of entities not subject to tax, and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, with early adoption permitted. The Company elected not to early adopt ASU 2019-12 as of December 28, 2019. The Company is currently evaluating the impact the adoption of ASU 2019-12 would have on its consolidated financial statements.
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

3.    Leases
The Company has operating leases for real estate and automobiles. During the three months ended March 28, 2020, operating lease expense was approximately $8.6 million (including $1.4 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the three months ended March 28, 2020. As of March 28, 2020, $18.1 million was included in accrued expenses and other current liabilities and $60.4 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of March 28, 2020 (in thousands):

Remainder of 2020	$18,987
2021	18,691
2022	15,245
2023	12,054
2024	10,066
Thereafter	35,855
Total lease payments	110,898
Less: interest(1)	32,423
Present value of lease liabilities	$78,475

(1) Calculated using the interest rate for each lease.
The following table presents supplemental information for the three months ended March 28, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	7.01 years
Weighted average discount rate	9.09%
Cash paid for amounts included in the measurement of lease liabilities	$6,425
Operating cash flow from operating leases	$6,425
Leased assets obtained in exchange for new operating lease liabilities	$1,818

Financing Lease Obligations
During the three months ended March 28, 2020, there were no new finance lease arrangements. The lease term for the existing arrangements range from 3 - 5 years with options to purchase at the end of the term. Finance lease cost was approximately $0.2 million for the three months ended March 28, 2020 and zero for the three months ended March 30, 2019. As of March 28, 2020, $1.7 million was included in accrued expenses and other current liabilities and $2.1 million as long-term finance lease obligation related to these equipment finance lease arrangements.
As of December 28, 2019, $1.4 million was included in accrued expenses and other current liabilities and $2.4 million as a long-term finance lease obligation related to these equipment finance lease arrangements.
The following table presents maturity of lease liability under the Company's finance leases as of March 28, 2020 (in thousands):

Remainder of 2020	$1,557
2021	1,199
2022	930
2023	402
Thereafter	—
Total lease payments	4,088
Less: interest	281
Present value of lease liabilities	$3,807

The following table presents supplemental information for the three months ended March 28, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	2.78 years
Weighted average discount rate	7.00%
Cash paid for amounts included in the measurement of lease liabilities	$—
Operating cash flow from operating leases	$—
Leased assets obtained in exchange for new finance lease liabilities	$—

4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of March 28, 2020 and December 28, 2019 were $0.2 million and $0.2 million, respectively. The Company's amortization expense was not material for each of the three months ended March 28, 2020 and March 30, 2019.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Product	$255,192	$223,007
Services	75,081	69,700
Total revenue	$330,273	$292,707
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
United States	$170,526	$132,522
Other Americas	19,688	15,132
Europe, Middle East and Africa	88,578	98,992
Asia Pacific	51,481	46,061
Total revenue	$330,273	$292,707

	Three Months Ended
	March 28, 2020	March 30, 2019
Direct	$244,351	$248,196
Indirect	85,922	44,511
Total revenue	$330,273	$292,707

Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 28, 2020	December 28, 2019
Accounts receivable, net	$272,278	$349,645
Contract assets	$34,806	$22,814
Deferred revenue	$129,842	$139,820

Revenue recognized for the three months ended March 28, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $38.7 million. Changes in the contract asset and liability balances during the three months ended March 28, 2020 were not materially impacted by other factors.
Transaction Price Allocated to the Remaining Performance Obligation
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized in the future as of March 28, 2020	$453,406	$37,172	$11,538	$6,056	$1,802	$449	$510,423

5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 28, 2020			As of December 28, 2019
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Foreign currency exchange forward contracts	$—	$(52)	$(52)	$—	$(159)	$(159)

During the three months ended March 28, 2020, there were no transfers of liabilities between Level 1 and Level 2 of the fair value hierarchy. As of March 28, 2020 and December 28, 2019, none of the Company’s existing liabilities were classified as Level 3.
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values. The fair values are classified as Level 3 measurements due to the significance of unobservable inputs. This analysis requires management to make assumptions and estimates regarding industry and economic factors, future operating results and discount rates.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 28, 2020.

Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 9, “Restructuring and Related Costs” to the Notes to Consolidated Financial Statements), the Company calculated the fair value of the $3.0 million in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level-3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
Cash
As of March 28, 2020, the Company had $261.5 million of cash, including $53.6 million of cash held by its foreign subsidiaries.
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
6.    Derivative Instruments
Foreign Currency Exchange Forward Contracts
The Company transacts business in various foreign currencies and has international sales, cost of sales, and expenses denominated in foreign currencies, and carries foreign-currency-denominated monetary assets and liabilities, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows. The Company utilizes foreign currency forward contracts, primarily short term in nature.
Historically, the Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro and, British pound denominated receivables and restricted cash balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk.
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
As of March 28, 2020, and December 28, 2019, the Company posted $0.9 million and 0.9 million, respectively, of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying consolidated balance sheets.
For the three months ended March 28, 2020 and March 30, 2019, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.1 million and a net gain of $0.7 million, respectively, included in other gain (loss), net in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of March 28, 2020, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 28, 2020		As of December 28, 2019
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$8,928	$(52)	$27,566	$(159)
	$8,928	$(52)	$27,566	$(159)

(1)	Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860. The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations, and for the three months ended March 28, 2020 and March 30, 2019, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.2 million. The gross amount of trade accounts receivables sold during the three months ended March 28, 2020 and March 30, 2019 totaled approximately $26.5 million and $24.4 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three months ended March 28, 2020 (in thousands):

Balance as of December 28, 2019	$249,848
Foreign currency translation adjustments	(10,436)
Balance as of March 28, 2020	$239,412

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 28, 2020 and December 28, 2019 (in thousands, except for weighted average data):

	March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	NMF*
Customer relationships and backlog	153,216	(71,159)	82,057	5.6
Developed technology	174,068	(100,769)	73,299	3.5
Total intangible assets with finite lives	$328,284	$(172,928)	$155,356

*NMF = Not meaningful

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	NMF*
Customer relationships and backlog	155,942	(68,119)	87,823	5.8
Developed technology	179,593	(97,070)	82,523	3.5
Total intangible assets with finite lives	$336,535	$(166,189)	$170,346

*NMF = Not meaningful
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $13.1 million for the three months ended March 28, 2020 and was $15.3 million for the three months ended March 30, 2019.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 28, 2020 (in thousands):

		Fiscal Years
	Total	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter
Total future amortization expense	$155,356	$33,596	$34,904	$32,417	$26,662	$11,983	$15,794

8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees. The following table provides details of selected balance sheet items (in thousands):

	March 28, 2020	December 28, 2019
Inventory
Raw materials	$49,992	$47,474
Work in process	52,012	48,842
Finished goods	217,692	244,113
Total inventory	$319,696	$340,429
Property, plant and equipment, net
Computer hardware	$33,179	$36,086
Computer software(1)	45,124	45,428
Laboratory and manufacturing equipment(2)	314,701	313,081
Land and building	12,349	12,349
Furniture and fixtures	3,218	2,845
Leasehold and building improvements(3)	52,568	52,263
Construction in progress	37,148	27,946
Subtotal	498,287	489,998
Less accumulated depreciation and amortization(4)	(349,472)	(339,205)
Total property, plant and equipment, net	$148,815	$150,793
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$25,860	$24,812
Professional and other consulting fees	14,218	12,296
Taxes payable	76,589	65,815
Accrued rebate and customer prepay liability	711	4,390
Short-term operating lease liability	18,054	18,106
Short-term financing lease obligation	1,693	1,380
Restructuring accrual	24,262	26,076
Other accrued expenses and other current liabilities	25,281	40,293
Total accrued expenses	$186,668	$193,168

(1)
Included in computer software at March 28, 2020 and December 28, 2019 were $23.5 million and $23.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at March 28, 2020 and December 28, 2019 were $10.8 million and $11.3 million, respectively.

(2)
Included in laboratory and manufacturing equipment at March 28, 2020 was $2 million related to an equipment finance lease entered by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $2 million using a discount rate of 8.2% and was included in property, plant and equipment, net.

(3)
Included in leasehold improvements at March 28, 2020 was equipment finance lease entered by the Company for a term of five-years with an option to purchase at the end of five year term. The finance lease was recorded at $2.3 million using a discount rate of 5% and was included in property, plant and equipment, net.

(4)	Depreciation expense was $12.3 million, which includes depreciation of capitalized ERP cost of $0.7 million for the three months ended March 28, 2020.

9.    Restructuring and Related Costs
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). As part of the 2018 Restructuring Plan, the Company has made several changes it believes will help its research and development efficiency, with consolidation of its manufacturing and development sites, including closure of its Berlin, Germany site, reduction of headcount at its Munich, Germany site, process changes to leverage the Company's engineering and product line development resources across regions and prioritization of research and development initiatives. As of March 28, 2020, the Berlin and Munich initiatives have been substantially completed, with some remaining payments to be made in 2020. Additional restructuring initiatives may continue as the Company shifts to transformation initiatives.
In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the Company's earlier restructuring initiatives (in thousands):

	Three Months Ended
	March 28, 2020
	Cost of Revenue	Operating Expenses
Severance and related expenses	$1,102	$2,630
Lease related impairment charges	44	2,945
Asset impairment	12	5
Total	$1,158	$5,580

	Three Months Ended
	March 30, 2019
	Cost of Revenue	Operating Expenses
Severance and related expenses	$20,698	$5,850
Accelerated amortization of lease assets due to cease use	—	11,338
Asset impairment	768	—
Total	$21,466	$17,188

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 28, 2019	Charges	Cash	Non-cash Settlements and Other	March 28, 2020
Severance and related expenses	$28,565	$3,732	$(6,083)	$(181)	$26,033
Lease related impairment charges	—	2,989	(1,407)	(1,582)	—
Asset impairment	—	17	(28)	11	—
Others	838	—	(126)	(8)	704
Total	$29,403	$6,738	$(7,644)	$(1,760)	$26,737

As of March 28, 2020, the Company's restructuring liability was comprised of $26.0 million of severance and related expenses, of which $6.3 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by 2022. The remaining $19.7 million is primarily related to the 2018 Restructuring Plan and is expected to be substantially paid by the end of 2020. The Company's restructuring liability as of March 28, 2020 also comprised of $0.7 million related to service agreements that were determined to have no future use. The Company expects the payments related to the service agreements to be fully paid by the second quarter of 2021. Other and non-cash settlements primarily include foreign exchange impact on settlement of restructuring liability and impairment of right of use asset.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive income (loss) by component for the three months ended March 28, 2020 (in thousands):

	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 28, 2019	$(28,308)	$(964)	$(5,367)	$(34,639)
Other comprehensive loss before reclassifications	(11,106)	—	(807)	(11,913)
Amounts reclassified from accumulated other comprehensive loss	—	—	413	413
Net current-period other comprehensive loss	(11,106)	—	(394)	(11,500)
Balance at March 28, 2020	$(39,414)	$(964)	$(5,761)	$(46,139)

11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), and assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of its 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements) and $200 million in aggregate principal amount of its 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements). The Company would include the dilutive effects of the 2024 Notes and 2027 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes and 2027 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes and 2027 Notes being converted, therefore, only the conversion spread relating to the 2024 Notes and 2027 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net loss	$(99,268)	$(121,601)
Weighted average common shares outstanding - basic and diluted	182,024	176,406
Net loss per common share - basic and diluted	$(0.55)	$(0.69)

The Company incurred net losses during the three months ended March 28, 2020 and March 30, 2019, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2027 Notes in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock options outstanding	605	970
Restricted stock units	17,214	12,473
Performance stock units	4,057	2,599
Employee stock purchase plan shares	525	1,325
Total	22,401	17,367

12.    Debt
2.50% Convertible Senior Notes due March 1, 2027

In March 2020, the Company issued the 2027 Notes due on March 1, 2027, unless earlier repurchased, redeemed or converted. The 2027 Notes are governed by an indenture dated as of March 9, 2020 (the “2027 Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2027 Notes are unsecured, and the 2027 Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2020. The net proceeds to the Company were approximately $193.3 million after deducting initial purchasers' fee and other debt issuance costs. The Company intends to use the net proceeds for general corporate purposes, including working capital to fund growth and potential strategic projects.
Upon conversion, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, the Company intends to pay or deliver, as the case may be, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 130.5995 shares of common stock per $1,000 principal amount of 2027 Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $7.66 per share of common stock.
Throughout the term of the 2027 Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the 2027 Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a 2027 Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to December 1, 2026, holders may convert their 2027 Notes under the following circumstances:

•
during any fiscal quarter commencing after the fiscal quarter ended on June 27, 2020 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•
if the Company calls any or all of the 2027 Notes for redemption, such 2027 Notes called for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date;

•	upon the occurrence of specified corporate events described under the Indenture, such as a consolidation, merger or binding share exchange; or

•
at any time on or after December 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances.

If the Company undergoes a fundamental change as defined in the Indenture governing the 2027 Notes, holders may require the Company to repurchase for cash all or any portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change.
The net carrying amounts of the debt obligation were as follows (in thousands):

March 28, 2020
Principal	$200,000
Unamortized discount (1)	(69,694)
Unamortized issuance cost (1)	(4,300)
Net carrying amount	$126,006

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 83 months.
As of March 28, 2020, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2027 Notes.
The Company allocated the total issuance costs incurred to the liability and equity components of the 2027 Notes based on their relative values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the 2027 Notes and will be amortized as interest expense over the term of the 2027 Notes. The issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The Company recorded a deferred tax liability of $16.2 million in connection with the issuance of the 2027 Notes, and a corresponding reduction in valuation allowance. The impact of both was recorded to stockholders' equity.
The Company determined that the embedded conversion option in the 2027 Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholders’ equity if freestanding.
The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

Three Months Ended
March 28, 2020
Contractual interest expense	$274
Amortization of debt issuance costs	27
Amortization of debt discount	440
Total interest expense	$741

For the three months ended March 28, 2020, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of March 28, 2020, the fair value of the 2027 Notes was $178.3 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on March 27, 2020 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.14 per share as reported on the Nasdaq Stock Market on March 27, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes did not exceed their principal amount.

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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. During the three months ended March 28, 2020, the Company recorded $0.3 million as amortization of deferred debt issuance cost, $1.1 million as contractual interest expense and related charges.
As of March 28, 2020, $85.0 million was outstanding under the Credit Facility, which was included in long-term debt and $0.4 million in expired interest which was included in accrued liabilities. As of March 28, 2020, the Company had availability of $50.8 million under the Credit Facility and had letters of credit outstanding of approximately $13.8 million.

Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to a third-party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. As of March 28, 2020, $31.3 million was outstanding, which was included in short-term debt.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of March 28, 2020, $8.3 million remained outstanding, of which $0.4 million was included in short-term debt and $7.9 million was included in long-term debt.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	March 28, 2020	December 28, 2019
Principal	$402,500	$402,500
Unamortized discount (1)	(104,972)	(109,652)
Unamortized issuance cost (1)	(6,852)	(7,158)
Net carrying amount	$290,676	$285,690

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 54 months.
As of March 28, 2020, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

Three Months Ended
March 28, 2020
Contractual interest expense	$2,138
Amortization of debt issuance costs	306
Amortization of debt discount	4,680
Total interest expense	$7,124
For the three months ended March 28, 2020, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of March 28, 2020, the fair value of the 2024 Notes was $334.1 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on March 27, 2020 (the last trading day of the fiscal quarter). The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.14 per share as reported on the Nasdaq Stock Market on March 27, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
13.    Commitments and Contingencies

		Payments Due by Period
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter

	(In thousands)
Operating leases(1)(2)	110,898	18,987	18,691	15,245	12,054	10,066	35,855
Financing lease obligations(3)	4,088	1,557	1,199	930	402	—	—
2027 - Convertible senior notes, including interest(4)	234,889	2,389	5,000	5,000	5,000	5,000	212,500
2024 - Convertible senior notes, including interest(4)	440,989	4,277	8,553	8,553	8,553	411,053	—
Asset backed loan(4)	86,289	1,289	—	—	—	85,000	—
Financing assistance agreement, including interest(4)	32,278	32,278	—	—	—	—	—
Mortgage Payable, including interest(4)	9,879	631	841	841	842	6,724	—
Total contractual obligations	$919,310	$61,408	$34,284	$30,569	$26,851	$517,843	$248,355
(1) The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.9 million and $4.7 million as of March 28, 2020 and December 28, 2019, respectively. These obligations are classified as other long-term liabilities on the accompanying consolidated balance sheets.
(2) The Company has two finance leases for manufacturing and other equipment.
(3) See Note 3, "Leases" to the Notes to Consolidated Financial Statements for more information.
(4) See Note 12, "Debt" to the Notes to Consolidated Financial Statements for more information.
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
Oyster Optics LLC II
On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. On October 26, 2018, the Company filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of the Company’s affiliated subsidiaries). The Company also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted the Company’s motion for summary judgment and on June 28, 2019, the court entered a final judgment for the Company. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. Oyster filed its opening brief on November 20, 2019. The Company filed its responsive brief on January 29, 2020, and Oyster filed its reply brief on March 13, 2020. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation at this time and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster filed an amended complaint. On December 3, 2019, the Company filed a motion to dismiss certain claims based on certain allegations made by Oyster in their amended complaint. On December 27, 2019, the Company filed petitions IPR petitions with the USPTO, in which the Company requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit, and the Company filed on January 17, 2020, a motion to stay to the this case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to the Company’s IPR petitions on April 13, 2020, and the Company filed its answer to Oyster’s amended complaint on April 14, 2020. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit and intends to defend this action vigorously. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Civil Investigative Demand
On June 8, 2017, a Civil Investigative Demand was issued to Coriant pursuant to a False Claims Act investigation by the U.S. government as to whether there has been any violation of 31 U.S.C. §3729. Coriant provided documents and other responses to the U.S. government, and the Company will continue to cooperate in the ongoing investigation.
Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. The Company believes that it does not infringe any valid and enforceable claim of the Capella Patents, and intends to defend this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of March 28, 2020 and December 28, 2019, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
14.    Stockholders’ Equity
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan, however the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of March 28, 2020, options to purchase 0.6 million shares of the Company's common stock were outstanding and 0.2 million RSUs were outstanding under the 2007 Plan.

In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018 and May 2019 respectively, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares and 7.3 million shares. As of March 28, 2020, the Company reserved a total of 22.7 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
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
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	730	$8.41	$—
Options granted	—	$—
Options exercised	—	$—	$—
Options canceled	(125)	$8.81
Outstanding at March 28, 2020	605	$8.33	$—
Exercisable at March 28, 2020	605	$8.33

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	11,600	$6.20	$90,254
RSUs granted	5,978	$5.90
RSUs released	(165)	$7.45	$848
RSUs canceled	(200)	$6.87
Outstanding at March 28, 2020	17,213	$6.08	$88,478

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	2,505	$6.48	$19,485
PSUs granted	1,628	$5.89
PSUs released	(60)	$4.98	$308
PSUs canceled	(16)	$5.19
Outstanding at March 28, 2020	4,057	$5.77	$20,853
Expected to vest at March 28, 2020	3,946		$20,282

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $5.14 at March 27, 2020 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $5.14 at March 27, 2020 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of March 28, 2020. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$76,045	2.40
PSUs	$15,416	2.69

Employee Stock Options
The Company did not grant any stock options during the three months ended March 28, 2020. Amortization of stock-based compensation related to stock options in the three months ended March 28, 2020 and the corresponding period in 2019 was insignificant.
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
	March 28, 2020	March 30, 2019
Volatility	42%	72%
Risk-free interest rate	1.56%	2.48%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.17	$1.77
Total stock-based compensation expense	$1,513	$1,316

Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three months ended March 28, 2020 and for the three months ended March 30, 2019 was approximately $8.3 million and $6.0 million, respectively.

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

PSUs granted to the Company's executive officers and senior management under the 2016 Plan during 2019 and the first quarter of 2020 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three-year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs are capped at the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.
In addition, in 2019, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met. The assumptions used in calculating the estimated values of this award granted in fiscal 2019 were based upon Monte Carlo Model Assumptions and estimates as follows:

2019
Index volatility	N/A
Infinera volatility	64% - 68%
Risk-free interest rate	2.17% - 2.48%
Correlation with index/index component	N/A
Estimated fair value	$2.08 - $2.89

The following table summarizes by grant year, the Company’s PSU activity for the three months ended March 28, 2020 (in thousands):

	Total Number of Performance Stock Units	2017	2018	2019	2020
Outstanding at December 28, 2019	2,505	199	270	2,036	—
PSUs granted	1,628	—	—	—	1,628
PSUs released	(60)	—	—	(60)	—
PSUs canceled	(16)	(1)	—	(15)	—
Outstanding at March 28, 2020	4,057	198	270	1,961	1,628

Amortization of stock-based compensation expense related to PSUs for the three months ended March 28, 2020 and for the three months ended March 30, 2019 was approximately $1.6 million and $1.7 million, respectively.

Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 28, 2020	December 28, 2019
Stock-based compensation effects in inventory	$4,506	$4,798

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$624	$538
Research and development	3,774	3,603
Sales and marketing	2,644	1,547
General and administration	3,183	2,235
	10,225	7,923
Cost of revenue – amortization from balance sheet (1)	1,478	790
Total stock-based compensation expense	$11,703	$8,713

(1)	Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.
15.    Income Taxes
Income taxes for the three months ended March 28, 2020 represented a tax expense of $0.9 million, on pre-tax losses of $98.3 million. This compared to a tax expense of $0.2 million, on pre-tax losses of $121.4 million for the three months ended March 30, 2019. Provision for income taxes increased by approximately $0.7 million during the three months ended March 28, 2020, as a result of additional foreign tax expense.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At March 28, 2020, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's provision for income taxes for the three month ended March 28, 2020.

16.    Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“the CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and services. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth long-lived assets by geographic region (in thousands):

	March 28, 2020	December 28, 2019
United States	$118,694	$118,656
Other Americas	2,520	2,798
Europe, Middle East and Africa	21,395	21,536
Asia Pacific and Japan	6,206	7,803
Total property, plant and equipment, net	$148,815	$150,793

For information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.
17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning balance	$43,348	$41,021
Charges to operations	6,312	5,420
Utilization	(8,335)	(5,803)
Change in estimate(1)	(1,863)	(887)
Balance at the end of the period	$39,462	$39,751

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

Letters of Credit and Bank Guarantees
The Company had $35.7 million of standby letters of credit and bank guarantees outstanding as of March 28, 2020 that consisted of $22.8 million related to customer performance guarantees, $0.3 million related to value added tax and customs licenses, $5.9 million related to property leases, $6.1 million related to restructuring plans, $0.5 million related to credit cards and $0.1 million related to suppliers. The Company had $27.9 million of standby letters of credit and bank guarantees outstanding as of December 28, 2019 that consisted of $14.2 million related to customer performance guarantees, $0.4 million related to a value added tax license, $5.9 million related to property leases, $6.8 million related to Coriant's pre-Acquisition restructuring plans, $0.5 million related to credit cards and $0.1 million for other liabilities.
As of March 28, 2020 and December 28, 2019, the Company had a Credit Facility, which included a $50 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $13.8 million and $4.1 million had been issued and outstanding for both periods, respectively. Approximately $185.4 million and $180.9 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of March 28, 2020 and December 28, 2019, respectively.
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
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Service cost	$352	$356
Interest cost	365	371
Expected return on plan assets	(669)	(604)
Amortization of actuarial loss	413	418
Total net periodic benefit cost	$461	$541

The components of net periodic benefit costs other than the service cost component are included in Interest and other, net, in the Company’s condensed consolidated statements of operations.
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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of the novel coronavirus (“COVID-19”) pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives, including in the second quarter of 2020; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”); the impact of new customer network footprint on our gross margin; statements regarding our enterprise resource planning (“ERP”) systems; the effects of seasonal patterns in our business; factors that may affect our operating results; our ability to leverage our vertically-integrated manufacturing infrastructure; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control such as natural disasters, acts of war or terrorism, epidemics and pandemics, statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” "possible," "predict" or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed on March 4, 2020. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview
We are a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems, disaggregated router platforms, and a suite of networking and automation software offerings, and support and professional services.

Our customers include telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business Ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things.

Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative optical engine technology, comprised of largescale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including low cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. We believe our vertical integration strategy becomes increasingly more valuable as our customers transition to 800 gigabits per second (“Gb/s”) per wavelength transmission speeds and beyond, as the combination of our optical integration, DSP, and tightly integrated packaging enables a leading optical performance at higher optical speeds. Over time, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.

Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, and data center interconnect (“DCI”), and long-haul and subsea transport.

We have grown our portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode AB. In October 2018, we expanded our product portfolio and customer base by acquiring Coriant, which has helped position us as one of the largest providers of vertically integrated transport networking solutions in the world and enhanced our ability to serve a global customer base and accelerate the delivery of the innovative solutions our customers demand. Acquiring Coriant has also enabled us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control.

Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine (“ICE”), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of available optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE4”).

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

To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended March 28, 2020, one customer accounted for 11% of our total revenue and for the corresponding period in 2019, the same customer accounted for 11% of our total revenue.

We are headquartered in Sunnyvale, California, with employees located throughout (i) the United States and Canada (“North America”); (ii) Latin America and South America; (iii) Europe, Middle East and Africa (“EMEA”);

and (iv) Asia Pacific and Japan (“APAC”), including China. We sell our products both through our direct sales force and indirectly through channel partners.
COVID-19
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. In addition, we have instituted a work-from-home policy that requires most of our employees to work from home and implemented certain business continuity plans in order to minimize any potential business disruption, protect our employees and protect our supply chain and operations. As a result of the spread of COVID-19, we have also experienced some disruption and delays in our supply chain, customer demand, and logistics challenges, including certain limitations on our ability to access customer fulfillment and service sites. We expect these existing conditions to have a minimal adverse impact on our revenue and results of operations for the second quarter of fiscal 2020 and, possibly, an additional adverse impact in future quarters during the current fiscal year. We are monitoring the situation and actively assessing further possible implications to our business, supply chain and customer demand.

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

An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 28, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	March 28, 2020		March 30, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$255,192	77%	$223,007	76%	$32,185	14%
Services	75,081	23%	69,700	24%	5,381	8%
Total revenue	$330,273	100%	$292,707	100%	$37,566	13%
Cost of revenue:
Product	$201,792	61%	$157,817	54%	$43,975	28%
Services	40,695	12%	36,676	12%	4,019	11%
Amortization of intangible assets	8,628	3%	8,252	3%	376	5%
Acquisition and integration costs	1,035	—%	2,064	1%	(1,029)	(50)%
Restructuring and related	1,157	—%	21,466	7%	(20,309)	(95)%
Total cost of revenue	$253,307	76%	$226,275	77%	$27,032	12%
Gross profit	$76,966	23.3%	$66,432	22.7%	$10,534	16%

Revenue
Total product revenue increased by $32.2 million, or 14%, during the three months ended March 28, 2020 compared to the corresponding period in 2019. The increase was primarily driven by growth from large ICP customers and growth in our Tier 1 service provider business, driven by large subsea deployments in APAC. This increase was partially offset by a revenue decline from our Cable vertical.
Total services revenue increased by $5.4 million, or 8%, during the three months ended March 28, 2020 compared to the corresponding period in 2019. This increase was predominantly due to strong services renewal bookings at the end of fiscal 2019, and partially offset by lower professional services revenue from our Cable vertical.
We expect our total revenue will be stable to slightly lower in the second quarter of 2020 as compared to the first quarter of 2020. In the second quarter of 2020, our expectation is that revenue from Tier 1 and other service provider customers should be slightly up sequentially and revenue from ICPs should slightly decline.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 28, 2020		March 30, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$170,526	52%	$132,522	45%	$38,004	29%
International	159,747	48%	160,185	55%	(438)	—%
	$330,273	100%	$292,707	100%	$37,566	13%
Total revenue by sales channel:
Direct	$244,351	74%	$248,196	85%	$(3,845)	(2)%
Indirect	85,922	26%	44,511	15%	41,411	93%
	$330,273	100%	$292,707	100%	$37,566	13%

Domestic revenue increased by $38.0 million, or 29%, during the three months ended March 28, 2020 compared to the corresponding period in 2019. This increase was primarily attributable to strong growth from US-based ICPs and partially offset by slower spend from our historically largest Cable customer.
International revenue decreased by $0.4 million during the three months ended March 28, 2020 compared to the corresponding period in 2019. This decrease was attributable to seasonally weaker results from our largest cable customer and a large Tier 1 customer in the EMEA region and nearly offset by growth from a large subsea deployment in APAC.
Cost of Revenue and Gross Margin
Gross profit was $77.0 million during the three months ended March 28, 2020, with gross margin increasing to 23.3% versus 22.7% in the corresponding period in 2019. A significant reduction in restructuring-related costs was partially offset by higher product and services costs stemming from a less favorable customer mix. A meaningful portion of revenue in the quarter represented initially lower margin footprint revenue from customers where we expect margins will improve over time as additional capacity is added to deployed networks and from implementation of new technologies that are more cost-effective for us.
We currently expect that gross margin in the second quarter of 2020 will improve as compared to the first quarter of 2020. We believe this improvement will be driven primarily by improved customer mix and from expected benefits from a continued focus on lowering our overall cost structure. Over time, we anticipate gross margin will improve and we remain committed to driving cost synergies while expanding vertical integration of our optical chips across a broad mix of our products.
Amortization of Intangible Assets
Amortization of intangible assets increased by an immaterial amount of $0.4 million during the three months ended March 28, 2020 compared to the corresponding period in 2019 due to capitalization of in-process technology to developed technology in the fourth quarter of 2019.
Acquisition and Integration Costs
Integration costs, within cost of revenue, decreased by $1.0 million during the three months ended March 28, 2020 compared to the corresponding period in 2019 primarily due to reduction in vendor-related integration costs.
Restructuring and Related
During the three months ended March 28, 2020, within cost of revenue, we incurred $1.2 million in restructuring and related costs, including $1.1 million of severance and related costs. These charges were primarily associated with the reduction of headcount at our Munich, Germany site. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 28, 2020		March 30, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$68,180	21%	$73,660	25%	$(5,480)	(7)%
Sales and marketing	36,689	11%	40,037	14%	(3,348)	(8)%
General and administrative	29,620	9%	33,044	12%	(3,424)	(10)%
Amortization of intangible assets	4,555	1%	7,057	2%	(2,502)	(35)%
Acquisition and integration costs	9,222	3%	7,134	2%	2,088	29%
Restructuring and related	5,580	2%	17,188	6%	(11,608)	(68)%
Total operating expenses	$153,846	47%	$178,120	61%	$(24,274)	(14)%

Research and Development Expenses
Research and development expenses declined by $5.5 million, or 7%, during the three months ended March 28, 2020 compared to the corresponding period in 2019. This decrease was primarily due to lower employee-related costs, partially offset by increased prototype spend. Despite the decline in employee-related costs, we continue to make targeted innovation investments in research and development to support our highest potential initiatives and to support our strategy of expanding our vertically integrated product portfolio.
Sales and Marketing Expenses
Sales and marketing expenses declined by $3.3 million, or 8%, during the three months ended March 28, 2020 compared to the corresponding period in 2019. This decrease was primarily attributable to lower employee-related spend and lower travel expenses, primarily driven by the impact of the COVID-19 pandemic. This decrease was partially offset by higher commission expenses attributable to higher revenue in the period.
General and Administrative Expenses
General and administrative expenses declined $3.4 million, or 10%, during the three months ended March 28, 2020 compared to the corresponding period in 2019. This decrease was attributable to lower employee-related expenses and broadly lower other expenses, including lower equipment and software expenses and lower professional expenses primarily stemming from efficiencies following the Acquisition.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.5 million, or 35%, during the three months ended March 28, 2020 compared to the corresponding period in 2019, primarily due to higher amortization of backlog by $2.0 million for the three months ended March 30, 2019.
Acquisition and Integration Costs
Integration costs during the three months ended March 28, 2020 were $9.2 million as a result of the Acquisition. Costs during the three months ended March 28, 2020 were predominantly related to IT and research and development efforts focused on integration-specific activities.
Restructuring and Related Costs
During the three months ended March 28, 2020, within operating expenses, we incurred $5.6 million in restructuring and related costs, including $2.6 million of severance and related costs and $2.9 million of impaired facilities charges. These charges were primarily associated with the reduction of headcount at our Munich, Germany site and impairment of a few facilities worldwide. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	March 28, 2020	March 30, 2019	Change	% Change

	(In thousands)
Interest income	$24	$766	$(742)	(97)%
Interest expense	(8,794)	(7,563)	(1,231)	16%
Other gain (loss), net	(12,682)	(2,923)	(9,759)	334%
Total other expense, net	$(21,452)	$(9,720)	$(11,732)	121%
Interest income during the three months ended March 28, 2020 decreased by $0.7 million compared to the corresponding period in 2019, primarily due to the liquidation of investments in 2019. Interest expense during the three months ended March 28, 2020 compared to the corresponding period in 2019 increased by $1.2 million, primarily due to amortization of debt discount and debt issuance costs of $0.7 million on the new convertible debt issued in March 2020, $0.4 million of interest on a financing assistance arrangement obtained in May 2019, $1.4 million of interest and other related charges related to the Credit Facility (as described and defined below) in August 2019, and as amended, and $0.1 million of other interest charges. The increase was offset by a $1.4 million of interest credit from a supplier.

The change in other gain (loss), net, during the three months ended March 28, 2020 compared to the corresponding period in 2019 was primarily due to a $9.8 million increase in foreign exchange losses, primarily driven by the devaluation of currencies in Latin American countries in which we have a presence.
Income Tax Benefit/Expense
Income taxes during the three months ended March 28, 2020 represented a tax expense of $0.9 million, on a pre-tax loss of $98.3 million. This compares to a tax expense of $0.2 million, on a pre-tax loss of $121.4 million, during the three months ended March 30, 2019. Provision for income taxes increased by approximately $0.7 million during the three months ended March 28, 2020 as a result of higher tax expense in foreign jurisdictions.

Liquidity and Capital Resources

	Three Months Ended
	March 28, 2020	March 30, 2019

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(91,517)	$(56,154)
Investing activities	$(8,464)	$(6,048)
Financing activities	$255,021	$16,324

	March 28, 2020	December 28, 2019

	(In thousands)
Cash	$261,534	$109,201
Restricted cash	21,934	23,596
	$283,468	$132,797

Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the three months ended March 28, 2020 was $91.5 million compared to $56.2 million for the corresponding period in 2019.
Net loss during the three months ended March 28, 2020 was $99.3 million, which included non-cash charges of $51.0 million such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance cost on the $402.5 million of 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) and the $200 million of 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes” and together with the 2024 Notes, the “Notes”), compared to a net loss during the three months ended March 30, 2019 of $121.6 million, which included non-cash charges of $77.9 million. Net cash used in working capital was $43.2 million during the three months ended March 28, 2020. Accounts receivable decreased by $70.2 million due to lower revenue and due to cash collections. Inventory levels decreased by $17.7 million due to lower buffer inventory since we completed our manufacturing integration. Prepaid and other assets increased by $18.7 million primarily due to timing of tax payments and increase in customer contract assets. Accounts payable decreased by $72.4 million primarily due to timing of payment to suppliers and lower purchases. Accrued liabilities and other expenses decreased by $32.1 million primarily due to purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in February 2020. Deferred revenue decreased by $8.0 million due to the amortization of maintenance renewals and lower renewals during the quarter, which are typically contracted on an annual or multi-year basis.
Net cash used to fund working capital was $12.4 million during the three months ended March 30, 2019. Accounts receivable decreased by $49.8 million commensurate with lower revenue and due to collecting cash from longer payment term deals inherited from the Coriant business. Inventory increased by $24.9 million as we built buffer inventory to reduce risk related to revenue plan execution and in preparation for the transition of our Berlin, Germany manufacturing facility to a third-party manufacturer. Accounts payable decreased by $23.4 million primarily due to the significant decrease in cost of goods associated with lower revenue. Accrued liabilities and other expenses decreased by $15.5 million primarily due to purchases of shares of our common stock under the ESPP in February 2019 and lower overall spend resulting from our cost reduction strategy. Deferred revenue increased by $6.9 million compared to the corresponding period in 2018 due to maintenance renewals on our installed base, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the three months ended March 28, 2020 was $8.5 million entirely consisting of capital expenditures.

Net cash used in investing activities during the three months ended March 30, 2019 was $6.0 million. Investing activities during the three months ended March 30, 2019 included proceeds of $10.5 million associated with maturities of investments and capital expenditures of $6.6 million. Additionally, $10.0 million held in escrow related to the Acquisition was released during the three months ended March 30, 2019 due to the lack of underlying claims.
Financing Activities
Net cash provided by financing activities during the three months ended March 28, 2020 was $255.0 million compared to net cash provided by financing activities of $16.3 million in the corresponding period of 2019. Financing activities during the three months ended March 28, 2020 included proceeds of $194.5 million from issuance of the 2027 Notes and $55.0 million from the Credit Facility (as described and defined below). The period also included net proceeds from the issuance of shares of our common stock under the ESPP.
Net cash provided by financing activities during the three months ended March 30, 2019 was $16.3. Financing activities during the three months ended March 30, 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities, which we own. The period also included net proceeds from the issuance of shares of our common stock under the ESPP.

Liquidity

We believe that our current cash, along with the Credit Facility (as defined and described below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, payments under the financing assistance arrangement with third-party contract manufacturer, and the interest payments on the Notes and the Credit Facility for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On March 9, 2020, we issued the 2027 Notes, which will mature on March 1, 2027, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2020. The net proceeds from the 2027 Notes issuance were approximately $194.5 million and we intend to use the net proceeds for general corporate purposes, including working capital to fund growth and potential strategic projects.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 28, 2020, long-term debt, net, included $126.0 million outstanding for 2027 Notes which represents the liability component of the $200.0 million principal balance, net of $74.0 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of March 28, 2020, contractual obligations related to the 2027 Notes are payments of $2.4 million due for the remainder of 2020 and $5.0 million due each year from 2021 through 2026 and $202.5 million due in 2027.

These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
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
As of March 28, 2020, we have outstanding borrowings of $85.0 million due in March 2024 and related interest due monthly. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 28, 2020, long-term debt, net, included $290.7 million for 2024 Notes which represents the liability component of the $402.5 million principal balance, net of $111.8 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of March 28, 2020, contractual obligations related to the 2024 Notes are payments of $4.3 million due for the remainder of 2020 and $8.5 million due each year from 2021 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of March 28, 2020, we had $261.5 million of cash including $53.6 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017

(the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of March 28, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against the adverse effects of these and other potential exposures.
Foreign Currency Exchange Rate Risk
There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Interest Rate Risk
There have been no material changes to the interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Market Risk and Market Interest Risk
In March 2020, we issued the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%, and, therefore, we do not have economic interest rate exposure on the 2027 Notes. However, the fair values of the 2027 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2027 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2027 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2027 Notes at fair value. We present the fair value of the 2027 Notes for required disclosure purposes only.
For a discussion of our exposure to market risk and market interest risk related to the 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no other material changes to our market risk during the three months ended March 28, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of March 28, 2020, our disclosure controls and procedures are effective.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting occurred during the three months ended March 28, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
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

Oyster Optics LLC II

On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. On October 26, 2018, we filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of our affiliated subsidiaries). We also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted our motion for summary judgment and on June 28, 2019, the court entered a final judgment for us. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. Oyster filed its opening brief on November 20, 2019. We filed our responsive brief on January 29, 2020, and Oyster filed its reply brief on March 13, 2020. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intend to defend this action vigorously. We are currently unable to predict the outcome of this litigation at this time and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against us, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, we filed our answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster filed an amended complaint. On December 3, 2019, we filed a motion to dismiss certain claims based on certain allegations made by Oyster in their amended complaint. On December 27, 2019, we filed IPR petitions with the USPTO, in which we requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit, and we filed on January 17, 2020, a motion to stay to the this case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to our IPR petitions on April 13, 2020, and we filed our answer to Oyster Optics’ amended complaint on April 14, 2020. We believe that we do not infringe any valid and enforceable claim of the Oyster III patent in suit and intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.

Civil Investigative Demand
On June 8, 2017, a Civil Investigative Demand was issued to Coriant pursuant to a False Claims Act investigation by the U.S. government as to whether there has been any violation of 31 U.S.C. §3729. Coriant provided documents and other responses to the U.S. government, and we will continue to cooperate in the ongoing investigation.

Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against us, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. We believe that we do not infringe any valid and enforceable claim of the Capella Patents and intend to defend this action vigorously. Because this action is in the early stages, we are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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

Investing in our securities involves a high degree of risk and a description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and in our other public filings. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings, which could cause the market price of our common stock to decline, perhaps significantly.
Risks Related to Our Business and Our Common Stock

Our quarterly results may vary significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor, analyst or our expectations.
Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short-term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. For example, we continue to have operating losses, primarily the result of higher operating expenses related to the Acquisition and lower gross margins.
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

•	our ability to successfully restructure our operations within our anticipated time frame and realize our anticipated savings;

•	the quality and timing of delivery of key components from suppliers, including any delays in the supply of components that may result from the effects of the COVID-19 pandemic;

•	order cancellations, reductions or delays in delivery schedules by our customers;

•	any delay in collecting or failure to collect accounts receivable;

•	our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;

•	any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;

•	readiness of customer sites for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us;

•	the timing of revenue recognition and revenue deferrals;

•	any future changes in U.S. GAAP or new interpretations of existing accounting rules;

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
The outbreak of COVID-19 could have a material adverse effect on our business and results of operations.
On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the COVID-19 pandemic, and on February 28, 2020, the WHO raised its assessment of the threat from high to very high at a global level. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which we operate, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of our offices and employees, including those located in the United States.

As a result, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of our work-from-home policy that was implemented to protect our global workforce has contributed to delays in certain operational processes, including our routine quarterly financial statement close process for the first quarter of fiscal 2020. We have also experienced some disruption and delays in our supply chain, customer demand, and logistics challenges, including certain limitations on our ability to access customer fulfillment and service sites. We expect these existing conditions to have a minimal adverse impact on our revenue and results of operations for the second quarter of fiscal 2020 and, possibly, an additional adverse impact in future quarters during the current fiscal year.

The COVID-19 pandemic and its potential effects on our business in our second quarter of fiscal 2020 and thereafter remains dynamic, and the broader implications for our business and results of operations remain uncertain. These implications could include further disruptions or restrictions on our ability to source, manufacture or distribute our products, including disruptions to our fabrication and manufacturing facilities in California and Pennsylvania and to the facilities of our suppliers and our contract manufacturers in China, Malaysia, Mexico, Hungary and Thailand, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of our global supply chain due to restrictions imposed to limit the spread of the COVID-19 could delay or inhibit our ability to obtain supply of components and finished goods. If COVID-19 becomes more prevalent in the locations where we, our customers or suppliers conduct business, or we experience more pronounced disruptions in our operations or ability to service our customers, we may experience constrained supply or curtailed demand that may materially adversely impact our business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for our products could have a material adverse effect on our business, cash flows or results of operations.
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
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or to grow our business. For example, in each of the fiscal quarters since the completion of the Acquisition, we have had a net loss and negative cash flows and we may continue to incur losses and negative cash flows in future quarters. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities. For example, in August 2019 and as supplemented in December 2019, we entered into the Credit Facility with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business. Further, in March 2020, we issued the 2027 Notes. For additional risks related to the Notes, please see “Risk Related to our Notes” below.
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

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. For example, the recent outbreak of the COVID-19 pandemic in China, which has spread to countries throughout the world, may cause a disruption of the global supply chain for certain components necessary for our products and it is unknown the magnitude of or how long any such impact may continue. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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

•
changes in the price or availability of components for our products, including as a result of COVID-19 pandemic-related supply shortages and due to new or increased tariffs on the prices of raw materials used in such components;

•	increased costs of shipping, logistics and freight related to the COVID-19 pandemic;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;

•	consolidation amongst our suppliers, which may increase prices of components for our products;

•	the volume of Instant Bandwidth-enabled solutions sold, and capacity licenses activated;

•	price discounts negotiated by our customers;

•	charges for excess or obsolete inventory; and

•	changes in warranty related costs.

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
While our revenue and customer base have become more diversified over the past few years, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the quarter ended March 28, 2020, our top ten customers accounted for approximately 53% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. For fiscal 2018, our top ten customers accounted for approximately 54% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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

•
potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters or international health emergencies such as the COVID-19 pandemic).

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
Our business requires significant capital. For example, in August 2019 and as supplemented in December 2019, we entered into the Credit Facility with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business. In addition, we issued the 2027 Notes in March 2020 to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

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
As a result of having global operations, the sudden disruption of the supply chain and/or the manufacture of our customer’s components caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products or provide installation and maintenance services to our customers. For example, the global COVID-19 pandemic may cause a disruption of the global supply chain for certain components necessary for our products and could threaten the health and safety of our employees.
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
The U.S. enacted the 2017 Tax Act, which was a significant tax reform. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information, and includes certain personal information and other data relating to our employees and others. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. During the pendency of the COVID-19 pandemic, while so many of our own employees are primarily working from home and accessing our corporate network via remote devices, the potential for such events to occur is even greater. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or any other unauthorized access or disclosure of our information or other information that we or our third-party vendors maintain, could compromise our intellectual property and reveal proprietary or confidential business information. While we continually work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant costs and expenses to remediate and otherwise respond to the incident, subject us to regulatory actions and investigations, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and in an effort to prevent future security incidents and breaches.
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
Risks Related to our Notes
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

As of March 28, 2020, we had $402.5 million outstanding aggregate principal amount of 2024 Notes and $200 million outstanding aggregate principal amount of 2027 Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited; and

•
a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have stated the intention to pay the principal amount of each series Notes in cash upon conversion or when otherwise due, such that we would not have those funds available for use in our business.

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
In the event that some or all of each series of Notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of any series of Notes could depress the market price of our common stock.
The fundamental change provisions of the 2024 Notes and the 2027 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
If a fundamental change, such as an acquisition of our company, occurs prior to the maturity of the 2024 Notes or 2027 Notes, holders of the applicable series of Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes of such series. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the applicable series of Notes may be increased upon conversion of the such series of Notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase any series of Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
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
4.1
Indenture, dated March 9, 2020, by and between Infinera Corporation and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

4.2	Form of 2.50% Convertible Senior Note due 2027 (included in Exhibit 4.1 incorporated by reference hereto)

10.1*
Offer Letter between Infinera Corporation and Nicholas Walden dated January 3, 2020, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K (No. 001-33486), filed with the SEC on March 4, 2020

10.2
Second Amendment to Credit Agreement, dated as of March 4, 2020, among Infinera Corporation, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 4, 2020

10.3
Purchase Agreement, dated March 4, 2020, by and between Infinera Corporation and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan, contract or arrangement.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 15, 2020