Form 10-Q/A
period 2020-03-28
INFINERA Corp
filed 2020-05-21
CIK 1138639

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33486
INFINERA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-33486	77-0560433
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

140 Caspian Court
Sunnyvale,	California	94089
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

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Infinera Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 30, 2020 (the “Prior Form 8-K”), the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 (the “Quarterly Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”). As noted in the Quarterly Report, the impact of the Company’s work-from-home policy that was implemented in response to the COVID-19 pandemic in order to protect its global workforce contributed to delays in certain operational processes, including its routine quarterly financial statement close process for the quarter ended March 28, 2020. Specifically, the Company’s work-from-home policy resulted in more restricted access to facilities and books and records required to prepare the Quarterly Report. The postponement of the filing of the Quarterly Report allowed the Company additional time to assess the impact of the COVID-19 pandemic on its operations, financial position and forecasts, process its quarterly financial information, as well as prepare additional disclosures regarding these impacts on its business. Collectively, the amount of additional time and resources required to perform these tasks prevented the Company from completing the work necessary to file the Quarterly Report by its May 7, 2020 due date. This amendment to the Quarterly Report (this “Amendment”) is being filed solely to add this Explanatory Note and indicate that the Company relied on the SEC’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies,” dated March 25, 2020 (Release No. 34-88465), to postpone the filing of the Quarterly Report.

The disclosures contained in this Amendment are entirely consistent with the Prior Form 8-K and do not modify or update in any way the disclosures contained in the Quarterly Report other than to add the additional disclosure set forth above.

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

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan, contract or arrangement.

**	Previously furnished with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, as filed on May 15, 2020.
*** Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, as filed on May 15, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Infinera Corporation

Date: May 21, 2020	By:	/s/ Nancy Erba
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)