Form 10-Q
period 2020-06-27
INFINERA Corp
filed 2020-08-06
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, 187,385,376 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 27, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$202,782	$109,201
Short-term restricted cash	4,307	4,339
Accounts receivable, net of allowance for doubtful accounts of $3,183 in 2020 and $4,005 in 2019	289,107	349,645
Inventory	288,159	340,429
Prepaid expenses and other current assets	168,052	139,217
Total current assets	952,407	942,831
Property, plant and equipment, net	145,110	150,793
Operating lease right-of-use assets	60,798	68,081
Intangible assets	143,762	170,346
Goodwill	251,050	249,848
Long-term restricted cash	17,108	19,257
Other non-current assets	25,623	27,182
Total assets	$1,595,858	$1,628,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,947	$273,397
Accrued expenses and other current liabilities	172,100	193,168
Accrued compensation and related benefits	52,674	92,221
Short-term debt, net	27,726	31,673
Accrued warranty	17,674	21,107
Deferred revenue	95,932	103,753
Total current liabilities	562,053	715,319
Long-term debt, net	508,459	323,678
Long-term financing lease obligations	1,869	2,394
Accrued warranty, non-current	19,409	22,241
Deferred revenue, non-current	31,300	36,067
Deferred tax liability	5,564	8,700
Operating lease liabilities	63,819	64,210
Other long-term liabilities	73,531	69,194
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 27, 2020 and December 28, 2019 Issued and outstanding shares – 187,299 as of June 27, 2020 and 181,134 as of December 28, 2019	187	181
Additional paid-in capital	1,838,677	1,740,884
Accumulated other comprehensive loss	(27,566)	(34,639)
Accumulated deficit	(1,481,444)	(1,319,891)
Total stockholders' equity	329,854	386,535
Total liabilities and stockholders’ equity	$1,595,858	$1,628,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Product	$261,227	$226,866	$516,419	$449,873
Services	70,360	69,384	145,441	139,084
Total revenue	331,587	296,250	661,860	588,957
Cost of revenue:
Cost of product	186,519	177,501	388,311	335,318
Cost of services	36,599	36,831	77,294	73,507
Amortization of intangible assets	8,721	8,098	17,349	16,350
Acquisition and integration costs	750	10,700	1,785	12,764
Restructuring and related	1,591	1,864	2,748	23,330
Total cost of revenue	234,180	234,994	487,487	461,269
Gross profit	97,407	61,256	174,373	127,688
Operating expenses:
Research and development	67,090	73,937	135,270	147,597
Sales and marketing	31,816	37,651	68,505	77,688
General and administrative	30,101	35,672	59,721	68,716
Amortization of intangible assets	4,585	6,745	9,140	13,802
Acquisition and integration costs	3,344	12,164	12,566	19,298
Restructuring and related	5,097	3,471	10,677	20,659
Total operating expenses	142,033	169,640	295,879	347,760
Loss from operations	(44,626)	(108,384)	(121,506)	(220,072)
Other income (expense), net:
Interest income	54	183	78	949
Interest expense	(12,436)	(7,280)	(21,230)	(14,843)
Other gain (loss), net	(1,992)	3,210	(14,674)	287
Total other income (expense), net	(14,374)	(3,887)	(35,826)	(13,607)
Loss before income taxes	(59,000)	(112,271)	(157,332)	(233,679)
Provision for income taxes	2,635	1,385	3,571	1,578
Net loss	$(61,635)	$(113,656)	$(160,903)	$(235,257)
Net loss per common share:
Basic	$(0.33)	$(0.64)	$(0.88)	$(1.33)
Diluted	$(0.33)	$(0.64)	$(0.88)	$(1.33)
Weighted average shares used in computing net loss per common share:
Basic	185,596	178,677	183,810	177,542
Diluted	185,596	178,677	183,810	177,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss	$(61,635)	$(113,656)	$(160,903)	$(235,257)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	24	—	89
Foreign currency translation adjustment	18,068	(1,949)	6,962	(7,506)
Actuarial gain on pension liabilities	505	403	111	481
Net change in accumulated other comprehensive loss	18,573	(1,522)	7,073	(6,936)
Comprehensive loss	$(43,062)	$(115,178)	$(153,830)	$(242,193)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 27, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 28, 2020	183,198	$183	$1,827,484	$(46,139)	$(1,419,809)	$361,719
Restricted stock units released	4,323	4	—	—	—	4
Shares withheld for tax obligations	(222)	—	(1,319)	—	—	(1,319)
Stock-based compensation	—	—	12,512	—	—	12,512
Other comprehensive loss	—	—	—	18,573	—	18,573
Net loss	—	—	—	—	(61,635)	(61,635)
Balance at June 27, 2020	187,299	$187	$1,838,677	$(27,566)	$(1,481,444)	$329,854

	Six Months Ended June 27, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
ESPP shares issued	1,839	2	7,392	—	—	7,394
Restricted stock units released	4,548	4	—	—	—	4
Shares withheld for tax obligations	(222)	—	(1,319)	—	—	(1,319)
Stock-based compensation	—	—	23,923	—	—	23,923
Cumulative-effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Other comprehensive loss	—	—	—	7,073	—	7,073
Net loss	—	—	—	—	(160,903)	(160,903)
Balance at June 27, 2020	187,299	$187	$1,838,677	$(27,566)	$(1,481,444)	$329,854

	Three Months Ended June 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 30, 2019	177,415	$177	$1,702,710	$(30,714)	$(1,054,874)	$617,299
Restricted stock units released	2,004	2	(2)	—	—	—
Shares withheld for tax obligations	(80)	—	(354)	—	—	(354)
Stock-based compensation	—	—	13,303	—	—	13,303
Other comprehensive loss	—	—	—	(1,522)	—	(1,522)
Net loss	—	—	—	—	(113,656)	(113,656)
Balance at June 29, 2019	179,339	$179	$1,715,657	$(32,236)	$(1,168,530)	$515,070

	Six Months Ended June 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	703,821
ESPP shares issued	1,825	2	7,738	—	—	7,740
Restricted stock units released	2,142	2	(2)	—	—	—
Shares withheld for tax obligations	(80)		(354)			(354)
Stock-based compensation	—	—	22,359	—	—	22,359
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(6,936)	—	(6,936)
Net loss	—	—	—	—	(235,257)	(235,257)
Balance at June 29, 2019	179,339	$179	$1,715,657	$(32,236)	$(1,168,530)	$515,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net loss	$(160,903)	$(235,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,369	62,143
Non-cash restructuring charges and related costs	2,818	14,538
Amortization of debt discount and issuance costs	13,016	9,245
Operating lease expense	9,873	19,913
Stock-based compensation expense	24,479	21,760
Other, net	3,001	10
Changes in assets and liabilities:
Accounts receivable	53,989	55,216
Inventory	50,164	(30,640)
Prepaid expenses and other assets	(26,961)	(30,958)
Accounts payable	(77,358)	4,726
Accrued liabilities and other expenses	(59,939)	1,604
Deferred revenue	(11,637)	(12,267)
Net cash used in operating activities	(128,089)	(119,967)
Cash Flows from Investing Activities:
Proceeds from sale of non-marketable equity investments	—	1,009
Proceeds from maturities of investments	—	25,085
Acquisition of business, net of cash acquired	—	(10,000)
Purchase of property and equipment, net	(19,002)	(15,784)
Net cash (used in)/provided by investing activities	(19,002)	310
Cash Flows from Financing Activities:
Proceeds from issuance of 2027 Notes	194,500	—
Proceeds from mortgage payable	—	8,584
Proceeds from revolving line of credit	55,000	—
Repayment of revolving line of credit	(8,000)	—
Repayment of third party manufacturing funding	(3,960)	—
Payment of debt issuance cost	(2,073)	—
Repayment of mortgage payable	(166)	(96)
Principal payments on financing lease obligations	(922)	—
Proceeds from issuance of common stock	7,399	7,740
Minimum tax withholding paid on behalf of employees for net share settlement	(1,319)	(354)
Net cash provided by financing activities	240,459	15,874
Effect of exchange rate changes on cash and restricted cash	(1,968)	(33)

Net change in cash, cash equivalents and restricted cash	91,400	(103,816)
Cash, cash equivalents and restricted cash at beginning of period	132,797	242,337
Cash, cash equivalents and restricted cash at end of period(1)	$224,197	$138,521

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$(773)	$13,606
Cash paid for interest	$7,320	$4,687
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$382	$—
Third-party manufacturer funding for transfer expenses incurred	$—	$3,327
Transfer of inventory to fixed assets	$118	$2,195

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	June 27, 2020	June 29, 2019

	(In thousands)
Cash and cash equivalents	$202,782	$109,034
Short-term restricted cash	4,307	2,742
Long-term restricted cash	17,108	26,745
Total cash, cash equivalents and restricted cash	$224,197	$138,521

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
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended June 27, 2020, one customer accounted for 13% of the Company's total revenue and for the three months ended June 29, 2019, the same customer accounted for 13% of the Company's total revenue. For each of the six months ended June 27, 2020 and June 29, 2019, the same customer accounted for 12% of the Company's total revenue.
Certain reclassifications have been made to prior period balances in order to conform to the current period presentation of the cash flows from operating activities in the condensed consolidated statements of cash flows. Certain other reclassifications have been made to prior period balances in order to conform to the current period presentation of accrued expenses and other current liabilities in Note 8, “Balance Sheet Details” to the Notes to Condensed Consolidated Financial Statements. These reclassifications were not material and had no impact on previously reported net cash used in operating activities for the period ended June 29, 2020 and on the Company's Condensed consolidated Balance sheets for the periods ended June 27, 2020 and December 28, 2019.
There have been no material changes in the Company’s significant accounting policies for the six months ended June 27, 2020 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, with the exception of updates to the policy noted below as a result of the adoption of ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326)" ("Topic 326") as of December 29, 2019.
Allowance for doubtful accounts
The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from the inability of its customers to make required payments and reviews the allowance quarterly. The Company determines expected credit losses by performing credit evaluations of its customers' financial condition, establishing both a general reserve and specific reserves for customers in an adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers a customer's receivable balance past due when the amount is due beyond the credit terms extended. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks. Amounts are written off when receivables are determined to be uncollectible.

2.	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Topic 326, in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 on a modified retrospective basis in the first quarter of 2020 through a cumulative-effect adjustment at the beginning of the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of the Company’s customers, and external market factors. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
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
Accounting Pronouncements Not Yet Effective
In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (Topic 848), "Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact the adoption of ASU 2020-04 would have on its consolidated financial statements.
In December 2019, FASB issued Accounting Standards Update No. 2019-12, "Simplifying the Accounting for Income Taxes" (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, with early adoption permitted. The Company elected not to early adopt ASU 2019-12 as of June 27, 2020. The Company is currently evaluating the impact the adoption of ASU 2019-12 would have on its consolidated financial statements.
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
3.    Leases
The Company has operating leases for real estate and automobiles. The operating lease expense for the three months and six months ended June 27, 2020 was $6.5 million and $15.0 million (including $1.4 million of rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. The operating lease expense for the three and six months ended June 29, 2019 was $6.7 million and $23.4 million (including $10.2 million of accelerated rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three months and six months ended June 27, 2020 and June 29, 2019.
As of June 27, 2020, $17.0 million was included in accrued expenses and other current liabilities and $63.8 million as long-term operating lease liabilities. As of December 28, 2019, $18.1 million was included in accrued expenses and other current liabilities and $64.2 million as long term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of June 27, 2020 (in thousands):

Remainder of 2020	$13,162
2021	19,454
2022	16,040
2023	12,919
2024	10,890
Thereafter	36,613
Total lease payments	109,078
Less: interest(1)	28,245
Present value of lease liabilities	$80,833

(1) Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable operating leases for the six months ended June 27, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.89 years
Weighted average discount rate	9.12%
Cash paid for amounts included in the measurement of lease liabilities	$12,919
Operating cash flow from operating leases	$12,919
Leased assets obtained in exchange for new operating lease liabilities	$4,501

Financing Lease Obligations
During the three and six months ended June 27, 2020, there were no new finance lease arrangements. The lease term for existing arrangements range from 3 - 5 years with options to purchase at the end of the term. Finance lease cost for the three months and six months ended June 27, 2020 was approximately $0.2 million and $0.5 million, respectively. Finance lease cost for the for the three and six months ended June 29, 2019 was zero.
As of June 27, 2020, $1.1 million was included in accrued expenses and other current liabilities and $1.9 million as long-term finance lease obligation related to these equipment finance lease arrangements. As of December 28, 2019, $1.4 million was included in accrued expenses and other current liabilities and $2.4 million as a long-term finance lease obligation related to these equipment finance lease arrangements.

The following table presents maturity of lease liability under the Company's finance leases as of June 27, 2020 (in thousands):

Remainder of 2020	$646
2021	1,210
2022	942
2023	411
Thereafter	—
Total lease payments	3,209
Less: interest	236
Present value of lease liabilities	$2,973

The following table presents supplemental information for the Company's finance leases for the six months ended June 27, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	2.63 years
Weighted average discount rate	7.00%
Cash paid for amounts included in the measurement of lease liabilities	$922
Cash flow from finance leases	$922
Leased assets obtained in exchange for new finance lease liabilities	$—

4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of June 27, 2020 and December 28, 2019 were zero and $0.2 million, respectively. The Company's amortization expense was $0.2 million and $0.2 million for the three and six months ended June 27, 2020. The amortization expense for three and six months ended June 29, 2019 was not material.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Product	$261,227	$226,866	$516,419	$449,873
Services	70,360	69,384	145,441	139,084
Total revenue	$331,587	$296,250	$661,860	$588,957
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	$166,223	$133,213	$336,749	$265,735
Other Americas	25,832	29,535	45,520	44,667
Europe, Middle East and Africa	97,168	90,467	185,746	189,459
Asia Pacific	42,364	43,035	93,845	89,096
Total revenue	$331,587	$296,250	$661,860	$588,957

The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Direct	$268,326	$241,017	$512,677	$489,213
Indirect	63,261	55,233	149,183	99,744
Total revenue	$331,587	$296,250	$661,860	$588,957
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 27, 2020	December 28, 2019
Accounts receivable, net	$289,107	$349,645
Contract assets	$28,262	$22,814
Deferred revenue	$127,232	$139,820

Revenue recognized for the three and six months ended June 27, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $50.9 million and $89.5 million, respectively. Revenue recognized for the three and six months ended June 29, 2019 that was included in the deferred revenue balance at the beginning of the reporting period was $30.9 million and $67.7 million, respectively. Changes in the contract asset and liability balances during the three and six months ended June 27, 2020 and June 29, 2019 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) on contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized in the future as of June 27, 2020	$401,347	$40,971	$8,662	$3,107	$1,449	$193	$455,729

5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 27, 2020			As of December 28, 2019
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Foreign currency exchange forward contracts	$—	$(32)	$(32)	$—	$(159)	$(159)

During the three and six months ended June 27, 2020, there were no transfers of liabilities between Level 1 and Level 2 of the fair value hierarchy. As of June 27, 2020, and December 28, 2019, none of the Company’s existing liabilities were classified as Level 3.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 27, 2020.
Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 9, “Restructuring and Related Costs” to the Notes to Consolidated Financial Statements), for the three and six months ended June 27, 2020, the Company calculated the fair value of the $1.4 million and $4.3 million, respectively, in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
Cash
As of June 27, 2020, the Company had $202.8 million of cash, including $66.4 million of cash held by its foreign subsidiaries.
As of December 28, 2019, the Company had $109.2 million of cash including $68.7 million of cash held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

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
Historically, the Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro denominated receivables and restricted cash balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash, and therefore, do not subject the Company to material balance sheet risk.
As of June 27, 2020, and December 28, 2019, the Company posted $0.9 million and 0.9 million, respectively, of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three months ended June 27, 2020 and June 29, 2019, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.1 million and immaterial, respectively, and for the six months ended June 27, 2020 and June 29, 2019, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.2 million and $0.7 million, respectively, included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of June 27, 2020, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 27, 2020		As of December 28, 2019
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$542	$(32)	$27,566	$(159)
	$542	$(32)	$27,566	$(159)

(1)	Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received are reflected as cash provided by operating activities in the condensed consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three and six months ended June 27, 2020, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.2 million, respectively, and for the three and six months ended June 29, 2019 was approximately $0.2 million and $0.4 million, respectively. For the three and six months ended June 27, 2020, the Company's gross amount of trade accounts receivables sold was approximately $18.7 million and $45.2 million, respectively, and for the three and six months ended June 29, 2019 was approximately $21.2 million and $45.6 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three months ended June 27, 2020 (in thousands):

Balance as of December 28, 2019	$249,848
Foreign currency translation adjustments	1,202
Balance as of June 27, 2020	$251,050

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 27, 2020 and December 28, 2019 (in thousands, except for weighted average data):

	June 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	*NMF*
Customer relationships and backlog	156,256	(77,524)	78,732	5.4
Developed technology	180,303	(115,273)	65,030	3.4
Total intangible assets with finite lives	$337,559	$(193,797)	$143,762

*NMF = Not meaningful

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	*NMF*
Customer relationships and backlog	155,942	(68,119)	87,823	5.8
	179,593	(97,070)	82,523	3.5
Total intangible assets with finite lives	$336,535	$(166,189)	$170,346

*NMF = Not meaningful
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $13.3 million and $26.5 million for the three and six months ended June 27, 2020, respectively and was $14.8 million and $30.1 million for the three and six months ended June 29, 2019, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 27, 2020 (in thousands):

		Fiscal Years
	Total	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter
Total future amortization expense	$143,762	$20,934	$35,332	$32,808	$26,911	$11,983	$15,794

8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides rollforward of the allowance for doubtful accounts for accounts receivable for the six months ended June 27, 2020.

Balance as of December 28, 2019	$4,005
Adjustment for adoption of new standard	650
Additions(1)	962
Write offs(2)	(2,418)
Recoveries during the period	(39)
Other(3)	23
Balance as of June 27, 2020	$3,183

(1)	The new additions during the six months ended June 27, 2020 are primarily due to specific reserves.

(2)	The write offs during the six months ended June 27, 2020 are primarily of amounts fully reserved previously.

(3)	Primarily represents translation adjustments.

The following table provides details of selected balance sheet items (in thousands):

	June 27, 2020	December 28, 2019
Inventory
Raw materials	$43,364	$47,474
Work in process	50,899	48,842
Finished goods	193,896	244,113
Total inventory	$288,159	$340,429
Property, plant and equipment, net
Computer hardware	$33,723	$36,086
Computer software(1)	43,619	45,428
Laboratory and manufacturing equipment(2)	312,626	313,081
Land and building	12,349	12,349
Furniture and fixtures	3,261	2,845
Leasehold and building improvements(3)	52,976	52,263
Construction in progress	41,247	27,946
Subtotal	499,801	489,998
Less accumulated depreciation and amortization(4)	(354,691)	(339,205)
Total property, plant and equipment, net	$145,110	$150,793
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$24,426	$25,410
Taxes payable	67,585	65,815
Short-term operating lease liability	17,014	18,106
Short-term financing lease obligation	1,104	1,380
Restructuring accrual	14,222	26,706
Other accrued expenses and other current liabilities	47,749	55,751
Total accrued expenses	$172,100	$193,168

(1)
Included in computer software at June 27, 2020 and December 28, 2019 were $23.8 million and $23.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at June 27, 2020 and December 28, 2019 were $10.4 million and $11.3 million, respectively.

(2)
Included in laboratory and manufacturing equipment at June 27, 2020 was $2.0 million related to an equipment finance lease entered by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $2.0 million using a discount rate of 8.2% and was included in property, plant and equipment, net.

(3)
Included in leasehold improvements at June 27, 2020 was an equipment finance lease entered into by the Company for a term of five years with an option to purchase at the end of five-year term. The finance lease was recorded at $2.3 million using a discount rate of 5% and was included in property, plant and equipment, net.

(4)	Depreciation expense was $24.9 million, which includes depreciation of capitalized ERP cost of $1.3 million for the six months ended June 27, 2020.

9.    Restructuring and Related Costs
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). As part of the 2018 Restructuring Plan, the Company made several changes to help its research and development efficiency, with consolidation of its manufacturing and development sites, including closure of its Berlin, Germany site, reduction of headcount at its Munich, Germany site, process changes to leverage the Company's engineering and product line development resources across regions and prioritization of research and development initiatives. As of June 27, 2020, the Berlin and Munich initiatives were substantially completed, with some remaining payments to be made in 2020.
During the three months ended June 27, 2020, the Company implemented another restructuring initiative (the "2020 Restructuring Plan") primarily intended to reduce costs. As of June 27, 2020, the cost reduction initiatives under this plan have been substantially completed, with payments to be made by the first half of 2021. Additional restructuring initiatives may continue as the Company shifts to transformation initiatives.
In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2020 Restructuring Plan, the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the Company's earlier restructuring initiatives (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020		June 27, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$1,574	$3,321	$2,676	$5,951
Lease related impairment charges	15	1,398	59	4,343
Asset impairment	2	378	14	383
Total	$1,591	$5,097	$2,749	$10,677

	Three Months Ended		Six Months Ended
	June 29, 2019		June 29, 2019
	Cost of Revenue	Operating Expenses	Cost of Revenue		Operating Expenses
Severance and related expenses	$1,264	$2,390	$21,961		$8,240
Lease related impairment charges	—	1,081	—		12,419
Asset impairment	600	—	1,369		—
Total	$1,864	$3,471	$23,330	$—	$20,659

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 28, 2019	Charges	Cash	Non-cash Settlements and Other	June 27, 2020
Severance and related expenses	$28,565	$8,627	$(20,947)	$(874)	$15,371
Lease related impairment charges	—	4,402	(2,820)	(1,582)	—
Asset impairment	—	397	(28)	(369)	—
Others	838	—	(252)	7	593
Total	$29,403	$13,426	$(24,047)	$(2,818)	$15,964

As of June 27, 2020, the Company's restructuring liability was comprised of $15.4 million of severance and related expenses, of which $5.0 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by 2022. Out of the remaining, $7.4 million is primarily related to the 2018 Restructuring Plan and is expected to be substantially paid by the end of 2020 and $3.0 million is related to the 2020 Restructuring Plan expected to be substantially paid by the first half of 2021.
The Company's restructuring liability as of June 27, 2020 also comprised of $0.6 million related to service agreements that were determined to have no future use. The Company expects the payments related to the service agreements to be fully paid by the second quarter of 2021. Other and non-cash settlements primarily include foreign exchange impact on settlement of restructuring liability and impairment of right of use asset.

10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended June 27, 2020 (in thousands):

	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 28, 2019	$(28,308)	$(964)	$(5,367)	$(34,639)
Other comprehensive income (loss) before reclassifications	6,962	—	(808)	6,154
Amounts reclassified from accumulated other comprehensive loss	—	—	919	919
Net current-period other comprehensive income	6,962	—	111	7,073
Balance at June 27, 2020	$(21,346)	$(964)	$(5,256)	$(27,566)

11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), and assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of its 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements) and $200 million in aggregate principal amount of its 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements). The Company would include the dilutive effects of the 2024 Notes and 2027 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes and 2027 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes and 2027 Notes being converted, therefore, only the conversion spread relating to the 2024 Notes and 2027 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss	$(61,635)	$(113,656)	$(160,903)	$(235,257)
Weighted average common shares outstanding - basic and diluted	185,596	178,677	183,810	177,542
Net loss per common share - basic and diluted	$(0.33)	$(0.64)	$(0.88)	$(1.33)

The Company incurred net losses during the three months ended June 27, 2020 and June 29, 2019, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2027 Notes in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options outstanding	605	970	605	970
RSUs	13,431	11,148	15,323	11,810
PSUs	3,582	2,196	3,820	2,398
ESPP shares	—	—	263	663
Total	17,618	14,314	20,011	15,841

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

•	upon the occurrence of specified corporate events described under the 2027 Indenture, such as a consolidation, merger or binding share exchange; or

•
at any time on or after December 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances.

If the Company undergoes a fundamental change as defined in the 2027 Indenture governing the 2027 Notes, holders may require the Company to repurchase for cash all or any portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the 2027 Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change.
The net carrying amounts of the debt obligation were as follows (in thousands):

June 27, 2020
Principal	$200,000
Unamortized discount (1)	(67,915)
Unamortized issuance cost (1)	(4,191)
Net carrying amount	$127,894

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 80 months.
As of June 27, 2020, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
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
The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

	Three Months Ended	Six Months Ended
	June 27, 2020	June 27, 2020
Contractual interest expense	$1,250	$1,524
Amortization of debt issuance costs	110	137
Amortization of debt discount	1,778	2,218
Total interest expense	$3,138	$3,879

For the three and six months ended June 27, 2020, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of June 27, 2020, the fair value of the 2027 Notes was $195.5 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on June 27, 2020 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.96 per share as reported on the Nasdaq Stock Market on June 26, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes did not exceed their principal amount.

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
Loans under the Amended Credit Agreement bear interest, at the Company's option, at either a rate based on LIBOR for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. The letter of credit will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $5.1 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. For the three and six months ended June 27, 2020, the Company recorded $0.3 million and $0.6 million, respectively, as amortization of deferred debt issuance cost and $1.0 million and $2.1 million, respectively, as contractual interest expense and related charges.
As of June 27, 2020, $77.0 million was outstanding under the Credit Facility, which was included in long-term debt. As of June 27, 2020, the Company had availability of $57.3 million under the Credit Facility and had letters of credit outstanding of approximately $15.7 million.

Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to a third-party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. As of June 27, 2020, $27.3 million was outstanding, which was included in short-term debt.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of June 27, 2020, $8.2 million remained outstanding, of which $0.4 million was included in short-term debt and $7.8 million was included in long-term debt.
2.125% Convertible Senior Notes due September 1, 2024
In September 2018, the Company issued the 2024 Notes due on September 1, 2024, unless earlier repurchased, redeemed or converted. The 2024 Notes are governed by a base indenture dated as of September 11, 2018 and a first supplemental indenture dated as of September 11, 2018 (together, the “2024 Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured, and the 2024 Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
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
The Capped Calls have an initial strike price of $9.87 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The Capped Calls have initial cap prices of $15.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, 40.8 million shares of common stock. The Capped Calls transactions are expected generally to reduce or offset potential dilution to the Company's common stock upon any conversion of the 2024 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls expire on various dates between July 5, 2024 and August 29, 2024. The Capped Calls were recorded as a reduction of the Company’s stockholders’ equity in the accompanying condensed consolidated balance sheets.
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

•	if the Company calls the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date;

•	upon the occurrence of specified corporate events described under the 2024 Indenture, such as a consolidation, merger or binding share exchange; or

•
at any time on or after June 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances.

If the Company undergoes a fundamental change as defined in the 2024 Indenture governing the 2024 Notes, holders may require the Company to repurchase for cash all or any portion of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the 2024 Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.
The net carrying amounts of the debt obligation were as follows (in thousands):

	June 27, 2020	December 28, 2019
Principal	$402,500	$402,500
Unamortized discount (1)	(100,173)	(109,652)
Unamortized issuance cost (1)	(6,539)	(7,158)
Net carrying amount	$295,788	$285,690

(1)	Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 51 months.
As of June 27, 2020, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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

The following table sets forth total interest expense recognized related to the 2024 Notes for the three and six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Contractual interest expense	$2,138	$2,138	$4,276	$4,277
Amortization of debt issuance costs	313	284	619	561
Amortization of debt discount	4,799	4,348	9,479	8,589
Total interest expense	$7,250	$6,770	$14,374	$13,427

For the three and six months ended June 27, 2020, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of June 27, 2020, the fair value of the 2024 Notes was $344.6 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on June 27, 2020 (the last trading day of the fiscal quarter). The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.96 per share as reported on the Nasdaq Stock Market on June 26, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
13.    Commitments and Contingencies

The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period (In thousands)
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter

Operating leases(1)(2)	109,078	13,162	19,454	16,040	12,919	10,890	36,613
Financing lease obligations(3)	3,209	646	1,210	942	411	—	—
2027 Notes, including interest(4)	234,889	2,389	5,000	5,000	5,000	5,000	212,500
2024 Notes, including interest(4)	440,989	4,277	8,553	8,553	8,553	411,053	—
Asset-based revolving credit facility(4)	77,327	327	—	—	—	77,000	—
Financing assistance agreement, including interest(4)	28,953	28,953	—	—	—	—	—
Mortgage Payable, including interest(4)	9,739	421	841	912	841	6,724	—
Total contractual obligations	$904,184	$50,175	$35,058	$31,447	$27,724	$510,667	$249,113

(1)
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.9 million and $4.7 million as of June 27, 2020 and December 28, 2019, respectively. Of the $4.9 million as of June 27, 2020, $0.3 million is included in accrued expenses and other current liabilities and the remainder is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.

(2)     The Company has two finance leases for manufacturing and other equipment.
(3)     See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(4)     See Note 12, "Debt" to the Notes to Condensed Consolidated Financial Statements for more information.
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
Oyster Optics LLC II
On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. On October 26, 2018, the Company filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of the Company’s affiliated subsidiaries). The Company also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted the Company’s motion for summary judgment and on June 28, 2019, the court entered a final judgment for the Company. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. Oyster filed its opening brief on November 20, 2019. The Company filed its responsive brief on January 29, 2020, and Oyster filed its reply brief on March 13, 2020. Oral argument in connection with Oyster’s appeal is scheduled for September 2, 2020. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation at this time and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster filed an amended complaint. On December 3, 2019, the Company filed a motion to dismiss certain claims based on certain allegations made by Oyster in their amended complaint. On December 27, 2019, the Company filed petitions IPR petitions with the USPTO, in which the Company requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit, and the Company filed on January 17, 2020, a motion to stay to the case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to the Company’s IPR petitions on April 13, 2020, and the Company filed its answer to Oyster’s amended complaint on April 14, 2020. In connection with the Company’s IPR petitions, the USPTO issued an order on June 8, 2020, requesting additional briefing on the issue of why the Company filed two IPR petitions instead of one. The Company filed its reply to the USPTO order on June 16, 2020, and Oyster submitted its sur-reply on June 18, 2020. On June 26, 2020, the USPTO instituted some of the Company’s IPR claims and rejected others. On July 17, 2020. the Court denied the Company's motion to stay the proceedings. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit and intends to defend this action vigorously. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Civil Investigative Demand
On June 8, 2017, a Civil Investigative Demand was issued to Coriant pursuant to a False Claims Act investigation by the U.S. government as to whether there has been any violation of 31 U.S.C. §3729. Coriant provided documents and other responses to the U.S. government, and the Company will continue to cooperate in the ongoing investigation. On June 17, 2020, representatives from the Department of Justice and the U.S. Attorney’s Office for the District of Columbia confirmed that they have closed their investigation files relating to this matter.
Capella Photonics, Inc.

On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. The Company filed answers to the complaint on May 29, 2020. On July 6, 2020, the Company filed a motion seeking to transfer the case to the Northern District of California, which motion remains pending at this time. The Company believes that it does not infringe any valid and enforceable claim of the Capella Patents, and intends to defend this action vigorously. The Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of June 27, 2020 and December 28, 2019, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

14.    Stockholders’ Equity
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan, however the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of June 27, 2020, options to purchase 0.6 million shares of the Company's common stock were outstanding and an insignificant number of RSUs were outstanding under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019 and May 2020, the Company's stockholders approved an amendment to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares and 8.1 million shares, respectively. As of June 27, 2020, the Company reserved a total of 30.8 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors, pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
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
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	730	$8.41	$—
Options granted	—	$—
Options exercised	—	$—	$—
Options canceled	(125)	$8.81
Outstanding at June 27, 2020	605	$8.33	$—
Exercisable at June 27, 2020	605	$8.33

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	11,600	$6.20	$90,254
RSUs granted	6,611	$5.85
RSUs released	(4,275)	$6.48	$25,037
RSUs canceled	(505)	$6.59
Outstanding at June 27, 2020	13,431	$5.96	$80,051

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	2,505	$6.48	$19,485
PSUs granted	1,628	$5.89
PSUs released	(273)	$9.23	$1,606
PSUs canceled	(278)	$7.67
Outstanding at June 27, 2020	3,582	$5.96	$21,352
Expected to vest at June 27, 2020	3,545		$21,128

The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $5.96 at June 26, 2020 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $5.96 at June 26, 2020 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of June 27, 2020. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$67,833	2.24
PSUs	$12,819	2.54

Employee Stock Options
The Company did not grant any stock options during the six months ended June 27, 2020 and June 29, 2019. Unamortized expense at the beginning of both periods was zero.
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Volatility	42%	72%	42%	72%
Risk-free interest rate	1.56%	2.48%	1.56%	2.48%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.17	$1.77	$2.17	$1.77
Total stock-based compensation expense	$1,348	$796	$2,861	$2,112

Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three and six months ended June 27, 2020 was approximately $9.8 million and $18.1 million, respectively, and for the three and six months ended June 29, 2019 was approximately $10.1 million and $16.1 million, respectively.
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

In addition, in 2019, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met. The assumptions used in calculating the estimated values of this award granted in fiscal 2019 were based upon Monte Carlo Model Assumptions and estimates as follows:

2019
Index volatility	N/A
Infinera volatility	64% - 68%
Risk-free interest rate	2.17% - 2.48%
Correlation with index/index component	N/A
Estimated fair value	$2.08 - $2.89

The following table summarizes by grant year, the Company’s PSU activity for the six months ended June 27, 2020 (in thousands):

	Total Number of Performance Stock Units	2017	2018	2019	2020
Outstanding at December 28, 2019	2,505	199	270	2,036	—
PSUs granted	1,628	—	—	—	1,628
PSUs released	(273)	(104)	(109)	(60)	—
PSUs canceled	(278)	(95)	(36)	(119)	(28)
Outstanding at June 27, 2020	3,582	—	125	1,857	1,600

Amortization of stock-based compensation expense related to PSUs for the three and six months ended June 27, 2020 was approximately $1.4 million and $3.0 million, respectively, and for the three and six months ended June 29, 2019 was approximately $2.4 million and $4.1 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 27, 2020	December 28, 2019
Stock-based compensation effects in inventory	$4,242	$4,798

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$779	$663	$1,403	$1,201
Research and development	4,379	6,127	8,153	9,730
Sales and marketing	2,786	2,099	5,430	3,646
General and administration	3,548	3,230	6,731	5,465
	11,492	12,119	21,717	20,042
Cost of revenue – amortization from balance sheet (1)	1,284	928	2,762	1,718
Total stock-based compensation expense	$12,776	$13,047	$24,479	$21,760

(1)	Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

15.    Income Taxes
Income taxes for the three and six months ended June 27, 2020 represented a tax expense of $2.6 million and $3.6 million on pre-tax losses of $59.0 million and $157.3 million, respectively. This compared to a tax expense of $1.4 million and $1.6 million, on pre-tax losses of $112.3 million and $233.7 million for the three and six months ended June 29, 2019, respectively. Provision for income taxes increased by approximately $2.0 million during the six months ended June 27, 2020, compared to the corresponding period in 2019 as a result of additional foreign tax expense.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At June 27, 2020, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's provision for income taxes for the six months ended June 27, 2020.

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
Revenue by geographic region is based on the shipping address of the customer. The following tables set forth long-lived assets by geographic region (in thousands):

	June 27, 2020	December 28, 2019
United States	$116,863	$118,656
Other Americas	2,811	2,798
Europe, Middle East and Africa	20,070	21,536
Asia Pacific and Japan	5,366	7,803
Total property, plant and equipment, net	$145,110	$150,793

For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning balance	$39,462	$39,751	$43,348	$41,021
Charges to operations	6,246	5,277	12,558	10,697
Utilization	(7,479)	(5,786)	(15,814)	(11,589)
Change in estimate(1)	(1,146)	4,904	(3,009)	4,017
Balance at the end of the period	$37,083	$44,146	$37,083	$44,146

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

Letters of Credit and Bank Guarantees
The Company had $37.1 million of standby letters of credit and bank guarantees outstanding as of June 27, 2020 that consisted of $16.9 million related to customer performance guarantees, $0.3 million related to value added tax and customs licenses, $4.6 million related to property leases, $14.6 million related to restructuring plans, $0.6 million related to credit cards and $0.1 million related to suppliers. The Company had $27.9 million of standby letters of credit and bank guarantees outstanding as of December 28, 2019 that consisted of $14.2 million related to customer performance guarantees, $0.4 million related to a value added tax license, $5.9 million related to property leases, $6.8 million related to Coriant's pre-Acquisition restructuring plans, $0.5 million related to credit cards and $0.1 million for other liabilities.
As of June 27, 2020, and December 28, 2019, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $15.7 million and $4.1 million had been issued and outstanding for both periods, respectively. Approximately $180.3 million and $180.9 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of June 27, 2020 and December 28, 2019, respectively.
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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$198	$874	$550	$1,230
Interest cost	451	662	816	1,033
Expected return on plan assets	(555)	(1,193)	(1,224)	(1,797)
Amortization of actuarial loss	505	409	918	827
Total net periodic benefit cost	$599	$752	$1,060	$1,293

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of the novel coronavirus (“COVID-19”) pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; or achievement of strategic objectives, including in the third quarter of 2020; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”); the impact of new customer network footprint on our gross margin; statements regarding our enterprise resource planning (“ERP”) systems; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control such as natural disasters, acts of war or terrorism, epidemics and pandemics, statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” "possible," "predict" or “will,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed on March 4, 2020. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended June 27, 2020, one customer accounted for 13% of our total revenue and for the corresponding period in 2019, the same customer accounted for 13% of our total revenue. For each of the six months ended June 27, 2020 and June 29, 2019, the same customer accounted for 12% of our total revenue.

We are headquartered in Sunnyvale, California, with employees located throughout (i) the United States and Canada; (ii) Latin America and South America; (iii) Europe, Middle East and Africa (“EMEA”); and (iv) Asia Pacific and Japan (“APAC”), including China. We sell our products both through our direct sales force and indirectly through channel partners.

Impact of COVID-19 Pandemic
COVID-19 was declared a global pandemic in March 2020. We have been and will continue monitoring and adjusting our operations, as appropriate, in response to the COVID-19 pandemic.
Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we are able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments or at business partner sites to perform their roles, we are taking appropriate measures to protect the health and safety of our employees. We have worked to create and maintain a safe working environment for all our employees and contractors. However, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively in the development of new products.
Business Operations
In addition, we have implemented certain business continuity plans in order to minimize any potential business disruption and to protect our supply chain, customer fulfillment sites and support operations. As a result of the spread of COVID-19, we have experienced some disruption and delays in our supply chain, customer demand, and logistics challenges, including certain limitations on our ability to access customer fulfillment and service sites. We continue to monitor the COVID-19 pandemic situation and actively assess for any further possible implications to our business, supply chain and customer demand. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.
In the second quarter of fiscal 2020, some of these disruptions negatively impacted our revenue and our results of operations. We expect these existing conditions to continue to have an adverse impact on our revenue and results of operations for the third quarter of fiscal 2020 and, possibly, in the fourth quarter of fiscal 2020 and beyond.
Liquidity and Capital Resources
We have implemented measures to preserve cash and enhance liquidity, including suspending salary increases and bonuses, reducing salaries paid to a portion of our workforce, instituting a company-wide hiring freeze, eliminating business travel, reducing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our products while managing potential changes or delays in installations.
While we believe we have enough cash to operate our business for the next 12 months, if the impact of the COVID-19 pandemic to our business and financial position is more extensive than expected, we may need additional capital to enhance liquidity and working capital. We have historically been successful in our ability to secure other sources of financing, such as accessing capital markets, and implementing other cost reduction initiatives such as restructuring, delaying or eliminating discretionary spending to satisfy our liquidity needs. However, our access to these sources of capital could be materially and adversely impacted and we may not be able to receive terms as favorable as we have historically received. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, some of our existing debt has restrictive covenants that may limit our ability to raise new debt, which would limit our ability to access liquidity by those means without obtaining the consent of our lenders.

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

An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended June 27, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	June 27, 2020		June 29, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$261,227	79%	$226,866	77%	$34,361	15%
Services	70,360	21%	69,384	23%	976	1%
Total revenue	$331,587	100%	$296,250	100%	$35,337	12%
Cost of revenue:
Product	$186,519	56%	$177,501	60%	$9,018	5%
Services	36,599	11%	36,831	11%	(232)	(1)%
Amortization of intangible assets	8,721	3%	8,098	3%	623	8%
Acquisition and integration costs	750	—%	10,700	4%	(9,950)	(93)%
Restructuring and related	1,591	—%	1,864	1%	(273)	(15)%
Total cost of revenue	$234,180	70%	$234,994	79%	$(814)	—%
Gross profit	$97,407	29.4%	$61,256	20.7%	$36,151	59%

	Six Months Ended
	June 27, 2020		June 29, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$516,419	78%	$449,873	76%	$66,546	15%
Services	145,441	22%	139,084	24%	6,357	5%
Total revenue	$661,860	100%	$588,957	100%	$72,903	12%
Cost of revenue:
Product	$388,311	59%	$335,318	57%	$52,993	16%
Services	77,294	12%	73,507	12%	3,787	5%
Amortization of intangible assets	17,349	3%	16,350	3%	999	6%
Acquisition and integration costs	1,785	—%	12,764	2%	(10,979)	(86)%
Restructuring and related	2,748	—%	23,330	4%	(20,582)	(88)%
Total cost of revenue	$487,487	74%	$461,269	78%	$26,218	6%
Gross profit	$174,373	26.3%	$127,688	21.7%	$46,685	37%
Revenue
Total product revenue increased by $34.4 million, or 15%, during the three months ended June 27, 2020 compared to the corresponding period in 2019. This increase was attributable to growth in each of our major verticals, Cable, ICPs, Tier 1 and other service providers. Total product revenue increased by $66.5 million, or 15%, during the six months ended June 27, 2020 compared to the corresponding period in 2019. The growth was primarily driven by growth in our ICP and Tier 1 verticals and a large new subsea deployment in APAC. This increase was partially offset by lower revenue from our Cable vertical.
Total services revenue for the three months ended June 27, 2020 was slightly higher compared to the corresponding period in 2019, largely attributable to the addition of a new customer in North America. Total services revenue increased by $6.4 million, or 5%, during the six months ended June 27, 2020 compared to the corresponding period in 2019. This increase was attributable to an increase in amortized revenue stemming from an higher services renewals revenue from certain larger customers.
We expect our total revenue will be slightly higher in the third quarter of 2020 as compared to the second quarter of 2020, driven primarily by growth from certain ICP and Tier 1 customers.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 27, 2020		June 29, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$166,223	50%	$133,213	45%	$33,010	25%
International	165,364	50%	163,037	55%	2,327	1%
	$331,587	100%	$296,250	100%	$35,337	12%
Total revenue by sales channel:
Direct	$268,326	81%	$241,017	81%	$27,309	11%
Indirect	63,261	19%	55,233	19%	8,028	15%
	$331,587	100%	$296,250	100%	$35,337	12%

	Six Months Ended
	June 27, 2020		June 29, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$336,749	51%	$265,734	45%	$71,015	27%
International	325,111	49%	323,223	55%	1,888	1%
	$661,860	100%	$588,957	100%	$72,903	12%
Total revenue by sales channel:
Direct	$512,677	77%	$489,213	83%	$23,464	5%
Indirect	149,183	23%	99,744	17%	49,439	50%
	$661,860	100%	$588,957	100%	$72,903	12%
Domestic revenue increased by $33.0 million, or 25%, during the three months ended June 27, 2020 compared to the corresponding period in 2019, driven by strong growth from key Cable and ICP customers. Domestic revenue grew by $71.0 million, or 27% during the six months ended June 27, 2020 compared to the corresponding period in 2019, primarily due to strong growth from multiple ICP customers.
International revenue increased by $2.3 million, or 1%, during the three months ended June 27, 2020 compared to the corresponding period in 2019 due to growth in our EMEA region from certain customers in our other service providers vertical, that was somewhat offset by decline in Other Americas, attributable to timing of purchases from a key customer in the region. International revenue increased by $1.9 million, or 1%, during the six months ended June 27, 2020 compared to the corresponding period in 2019. In this period, revenue in APAC increased due to a large subsea deployment and was somewhat offset by a small decline in EMEA driven by lower revenue from a large cable provider in the region.
Cost of Revenue and Gross Margin
Gross profit was $97.4 million during the three months ended June 27, 2020, with gross margin increasing to 29.4% versus 20.7% in the corresponding period in 2019. Gross profit was $174.4 million during the six months ended June 27, 2020, with gross margin increasing to 26.3% versus 21.7% in the corresponding period in 2019. In the three months ended June 27, 2020, we enjoyed a material improvement in our product margins stemming from internal cost improvement initiatives and more favorable product mix. In the three and six months ended June 27, 2020, our margins benefited from cost efficiencies, including expected reductions in integration-related expenses.
We currently expect that gross margin in the third quarter of 2020 will be slightly higher compared to the second quarter of 2020. We believe this improvement will be driven primarily by continued focus on lowering our overall cost structure and improved product mix. Over time we expect our margins will improve as we look for opportunities to reduce costs and increase our vertical integration as we deliver new technologies to our customers.
Amortization of Intangible Assets
Amortization of intangible assets increased by $0.6 million and by $1.0 million during the three and six months ended June 27, 2020, respectively, compared to the corresponding periods in 2019 due to capitalization of in-process technology to developed technology in the fourth quarter of 2019.
Acquisition and Integration Costs
Integration costs, within cost of revenue, decreased by $10.0 million and by $11.0 million during the three and six months ended June 27, 2020, respectively, compared to the corresponding periods in 2019. This has been the result of significantly lower integration-related headcount, contractors, and vendor spend during 2020 as we have largely completed our integration efforts.
Restructuring and Related
Restructuring and related costs primarily consisting of severance and related costs decreased by $0.3 million and $20.6 million during the three and six months ended June 27, 2020, respectively, primarily due to completion of restructuring initiatives under the 2018 Restructuring Plan. The decreases are offset by additional costs under the 2020 Restructuring Plan. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Operating Expenses

The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 27, 2020		June 29, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$67,090	20%	$73,937	25%	$(6,847)	(9)%
Sales and marketing	31,816	10%	37,651	13%	(5,835)	(15)%
General and administrative	30,101	9%	35,672	12%	(5,571)	(16)%
Amortization of intangible assets	4,585	1%	6,745	2%	(2,160)	(32)%
Acquisition and integration costs	3,344	1%	12,164	4%	(8,820)	(73)%
Restructuring and related	5,097	2%	3,471	1%	1,626	47%
Total operating expenses	$142,033	43%	$169,640	57%	$(27,607)	(16)%

	Six Months Ended
	June 27, 2020		June 29, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$135,270	20%	$147,597	25%	$(12,327)	(8)%
Sales and marketing	68,505	10%	77,688	13%	(9,183)	(12)%
General and administrative	59,721	9%	68,716	12%	(8,995)	(13)%
Amortization of intangible assets	9,140	2%	13,802	2%	(4,662)	(34)%
Acquisition and integration costs	12,566	2%	19,298	3%	(6,732)	(35)%
Restructuring and related	10,677	2%	20,659	4%	(9,982)	(48)%
Total operating expenses	$295,879	45%	$347,760	59%	$(51,881)	(15)%
Research and Development Expenses
Research and development expenses decreased by $6.8 million, or 9%, during the three months ended June 27, 2020, and by $12.3 million, or 8%, during the six months ended June 27, 2020 compared to the corresponding periods in 2019. The decrease in both periods was primarily attributable to lower employee-related costs and lower travel costs due to COVID-19 pandemic. The decreases were partially offset by higher equipment spend for new technologies. Despite lower employee-related costs, we continue to make targeted innovation investments in research and development to support our top priorities and to support our strategy of expanding our vertically integrated product portfolio.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $5.8 million, or 15%, during the three months ended June 27, 2020, and by $9.2 million, or 12%, during the six months ended June 27, 2020 compared to the corresponding periods in 2019. In these periods we incurred reductions in travel and marketing-related expenses, primarily driven by the impact of the COVID-19 pandemic. We also had lower employee-related spend during these periods as a result of workforce reduction initiatives. This decrease was partially offset by higher spend in lab trials.
General and Administrative Expenses
General and administrative expenses decreased by $5.6 million, or 16%, during the three months ended June 27, 2020, and by $9.0 million, or 13%, during the six months ended June 27, 2020 compared to the corresponding periods in 2019. These decreases were attributable to lower employee-related expenses, lower travel expenses due to COVID-19 pandemic, and a litigation settlement in the second quarter of 2019. This was partially offset by an increase in bad debt expense due to deterioration in the financial condition of one of our customers.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.2 million, or 32%, and by $4.7 million, or 34% during the three and six months ended June 27, 2020, respectively, compared to the corresponding periods in 2019, primarily due to higher amortization of backlog by $2.0 million and $4.0 million, respectively, for the three and six months ended June 29, 2019.
Acquisition and Integration Costs
Integration costs decreased by $8.8 million, or 72.5%, and by $6.7 million, or 35%, during the three and six months ended June 27, 2020, respectively, compared to the corresponding periods in 2019, primarily due to lower integration-related headcount, contractors and vendor spend in the three and six months ended June 27, 2020, as compared to the same period last year, as we largely completed our integration efforts in 2019.
Restructuring and Related Costs
Restructuring and related costs increased by $1.6 million during the three months ended June 27, 2020, compared to the corresponding period in 2019. The increase in the three months ended June 27, 2020 was primarily due to severance and related costs under the 2020 Restructuring Plan. Restructuring and related costs decreased by $10.0 million during the six months ended June 27, 2020, compared to the corresponding period in 2019 primarily due to impairment charges, relating to our facilities, in 2019, and severance and related costs under the 2018 Restructuring Plan, offset by severance and related costs recorded under the 2020 Restructuring Plan in the current quarter. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	June 27, 2020	June 29, 2019	Change	% Change

	(In thousands)
Interest income	$54	$183	$(129)	(70)%
Interest expense	(12,436)	(7,280)	(5,156)	71%
Other gain (loss), net	(1,992)	3,210	(5,202)	(162)%
Total other expense, net	$(14,374)	$(3,887)	$(10,487)	270%

	Six Months Ended
	June 27, 2020	June 29, 2019	Change	% Change

	(In thousands)
Interest income	$78	$949	$(871)	(92)%
Interest expense	(21,230)	(14,843)	(6,387)	43%
Other gain (loss), net	(14,674)	287	(14,961)	(5,213)%
Total other expense, net	$(35,826)	$(13,607)	$(22,219)	163%
Interest income during the three and six months ended June 27, 2020 decreased by $0.1 million and $0.9 million, respectively, compared to the corresponding periods in 2019, primarily due to the liquidation of investments in 2019.
Interest expense during the three months ended June 27, 2020 compared to the corresponding period in 2019 increased by $5.2 million, primarily due to amortization of debt discount and debt issuance costs of $3.1 million on the new convertible debt issued in March 2020, $0.5 increase in amortization of debt discount and debt issuance costs on the 2024 Notes (as described and defined below), $0.4 million increase in interest on a financing assistance arrangement obtained in May 2019, $1.3 million increase in interest and other related charges related to the Credit Facility (as described and defined below) in August 2019, and as amended. This increase was offset by reduction in miscellaneous interest charges by $0.1 million.

Interest expense during the six months ended June 27, 2020 compared to the corresponding period in 2019 increased by $6.4 million, primarily due to amortization of debt discount and debt issuance costs of $3.9 million on the new convertible debt issued in March 2020, $1.0 million increase in amortization of debt discount and debt issuance costs on the 2024 Notes (as described and defined below), $0.9 million increase in interest on a financing assistance arrangement obtained in May 2019, $2.7 million increase in interest and other related charges related to the Credit Facility (as described and defined below) in August 2019, and as amended. This increase was offset by a $1.4 million of interest credit from a supplier and reduction in miscellaneous interest charges by $0.7 million.
The change in other gain (loss), net, during the three months ended June 27, 2020 compared to the corresponding period in 2019 was $5.2 million due to a decrease in foreign exchange losses, primarily driven by the favorable foreign currency exchange rate changes.
The change in other gain (loss), net, during the six months ended June 27, 2020 compared to the corresponding period in 2019 was $15.0 million due to an increase in foreign exchange losses, primarily driven by the devaluation of currencies in Latin American countries in which we have operations.
Income Tax Benefit/Expense
Income taxes during the three and six months ended June 27, 2020 represented a tax expense of $2.6 million and $3.6 million, respectively, on pre-tax losses of $59.0 million and $157.3 million, respectively. This compares to a tax expense of $1.4 million and $1.6 million, on pre-tax losses of $112.3 million and $233.7 million, respectively, during the three and six months ended June 29, 2019. Provision for income taxes increased by approximately $1.2 million and $2.0 million during the three and six months ended June 27, 2020, respectively, as a result of higher tax expense in foreign jurisdictions.

Liquidity and Capital Resources

	Six Months Ended
	June 27, 2020	June 29, 2019

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(128,089)	$(119,967)
Investing activities	$(19,002)	$310
Financing activities	$240,459	$15,874

	June 27, 2020	December 28, 2019

	(In thousands)
Cash	$202,782	$109,201
Restricted cash	21,415	23,596
	$224,197	$132,797

Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the six months ended June 27, 2020 was $128.1 million compared to $120.0 million for the corresponding period in 2019.
Net loss during the six months ended June 27, 2020 was $160.9 million, which included non-cash charges of $104.6 million such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss during the six months ended June 29, 2019 of $235.3 million, which included non-cash charges of $127.6 million. Net cash used in working capital was $71.7 million during the six months ended June 27, 2020. Accounts receivable decreased by $54.0 million due to cash collections. Inventory levels decreased by $50.2 million due to management efforts to reduce inventory. Prepaid and other assets increased by $27.0 million primarily due to timing of tax payments and increase in customer contract assets. Accounts payable decreased by $77.4 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by

$59.9 million primarily due to the payment of the fiscal 2019 corporate bonus, restructuring liabilities and purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in February 2020. Deferred revenue decreased by $11.6 million due to the amortization of maintenance renewals and lower renewals during the period, which are typically contracted on an annual or multi-year basis.
Net cash used to fund working capital was $12.3 million during the six months ended June 29, 2019. Accounts receivable decreased by $55.2 million commensurate with lower revenue and due to collection efforts on certain customer deals from the acquired Coriant business. Inventory increased by $30.6 million as we built buffer inventory to reduce risk related to revenue plan execution and in preparation for the transition of our Berlin, Germany manufacturing facility to a third-party manufacturer. Accounts payable increased by $4.7 million largely to support the increase in inventory and were primarily offset by payment of overdue accounts associated with the acquired Coriant business. Prepaid and other assets increased by $31.0 million primarily due to payment of income taxes, deposits with contract manufacturers and growth in unbilled receivables. Deferred revenue decreased by $12.3 million due to the recognition of revenue on maintenance services provided to our customers, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the six months ended June 27, 2020 was $19.0 million for the purchase of property and equipment.
Net cash provided by investing activities during the six months ended June 29, 2019 was $0.3 million. Investing activities during the six months ended June 29, 2019 included proceeds of $25.1 million associated with maturities of investments and capital expenditures of $15.8 million. Additionally, $10.0 million held in escrow related to the Acquisition was released due to the absence of underlying claims during the six months ended June 29, 2019 and $1.0 million was received from sale of a non-marketable equity investment.
Financing Activities
Net cash provided by financing activities during the six months ended June 27, 2020 was $240.5 million compared to net cash provided by financing activities of $15.9 million in the corresponding period of 2019. Financing activities during the six months ended June 27, 2020 included proceeds of $194.5 million from issuance of the 2027 Notes and $55.0 million from the Credit Facility (as described and defined below). Payments during this period included $8.0 million under the Credit Facility, $4.0 million under the financing assistance arrangement, $2.1 million in debt issuance cost and $0.9 million for finance lease obligations.
Net cash provided by financing activities during the six months ended June 29, 2019 was $15.9 million. Financing activities during the six months ended June 29, 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities. Both the periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan and minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.

Liquidity

We believe that our current cash, along with the Credit Facility (as defined and described below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, payments under the financing assistance arrangement with the third-party contract manufacturer, and the interest payments on the Notes and the Credit Facility for at least 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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

Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 27, 2020, long-term debt, net, included $127.9 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $72.1 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of June 27, 2020, contractual obligations related to the 2027 Notes are payments of $2.4 million due for the remainder of 2020 and $5.0 million due each year from 2021 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
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
As of June 27, 2020, we have outstanding borrowings of $77.0 million due in March 2024 and related interest due monthly. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
In September 2018, we issued the 2024 Notes, which will mature on September 1, 2024, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on March 1, 2019. The net proceeds from the 2024 Notes issuance were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the Capped Calls. We also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition, including fees and expenses relating thereto, and intend to use the remaining net proceeds for general corporate purposes.
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 27, 2020, long-term debt, net, included $295.8 million for 2024 Notes which represents the liability component of the $402.5 million principal balance, net of $106.7 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of June 27, 2020, contractual obligations related to the 2024 Notes are payments of $4.3 million due for the remainder of 2020 and $8.5 million due each year from 2021 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of June 27, 2020, we had $202.8 million of cash including $66.4 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of June 27, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against, but that cannot entirely eliminate the adverse effects of these and other potential exposures.
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
For a discussion of our exposure to market risk and market interest risk related to the 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no other material changes to our market risk during the six months ended June 27, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of June 27, 2020, our disclosure controls and procedures are effective.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting occurred during the three months ended June 27, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Oyster Optics LLC II

On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. On October 26, 2018, we filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of our affiliated subsidiaries). We also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted our motion for summary judgment and on June 28, 2019, the court entered a final judgment for us. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. Oyster filed its opening brief on November 20, 2019. We filed our responsive brief on January 29, 2020, and Oyster filed its reply brief on March 13, 2020. Oral argument in connection with Oyster’s appeal is scheduled for September 2, 2020. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intend to defend this action vigorously. We are currently unable to predict the outcome of this litigation at this time and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against us, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, we filed our answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster filed an amended complaint. On December 3, 2019, we filed a motion to dismiss certain claims based on certain allegations made by Oyster in their amended complaint. On December 27, 2019, we filed IPR petitions with the USPTO, in which we requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit, and we filed on January 17, 2020, a motion to stay to the case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to our IPR petitions on April 13, 2020, and we filed our answer to Oyster Optics’ amended complaint on April 14, 2020. In connection with our IPR petitions, the USPTO issued an order on June 8, 2020, requesting additional briefing on the issue of why we filed two IPR petitions instead of one. We filed our reply to the USPTO order on June 16, 2020, and Oyster submitted its sur-reply on June 18, 2020. On June 26, 2020, the USPTO instituted some of our IPR claims and rejected others. On July 17, 2020. the Court denied our motion to stay the proceedings. We believe that we do not infringe any valid and enforceable claim of the Oyster III patent in suit and intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.

Civil Investigative Demand
On June 8, 2017, a Civil Investigative Demand was issued to Coriant pursuant to a False Claims Act investigation by the U.S. government as to whether there has been any violation of 31 U.S.C. §3729. Coriant provided documents and other responses to the U.S. government, and we will continue to cooperate in the ongoing investigation. On June 17, 2020, representatives from the Department of Justice and the U.S. Attorney’s Office for the District of Columbia confirmed that they have closed their investigation files relating to this matter.

Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against us, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. We filed answers to the complaint on May 29, 2020. On July 6, 2020, we filed a motion seeking to transfer the case to the Northern District of California, which motion remains pending at this time. We believe that we do not infringe any valid and enforceable claim of the Capella Patents and intend to defend this action vigorously. We are unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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

•
the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines and in a designated flood zone; and

•
general economic and political conditions in domestic and international markets, including those related to the upcoming presidential election in the United States, and other factors beyond our control including the ongoing effects of the COVID-19 pandemic and related response measures.

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
On January 30, 2020, the World Health Organization (“WHO”) declared a global emergency due to the outbreak of COVID-19, and on March 11, 2020, the WHO declared a global pandemic. The outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which we operate, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of our offices and employees, including those located in the United States.

As a result, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of our work-from-home policy that was implemented to protect our global workforce has contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020 and may have an impact on our operational processes in the future. We have also experienced some disruption and delays in our supply chain, customer demand, and logistics challenges, including certain limitations on our ability to access customer fulfillment and service sites. We expect these existing conditions and ongoing effects of the COVID-19 pandemic to have an adverse impact on our revenue and results of operations for future quarters during the current fiscal year, and possibly fiscal 2021.

The COVID-19 pandemic and its potential effects on our business in our third quarter of fiscal 2020 and thereafter remains dynamic, and the broader implications for our business and results of operations remain uncertain. These implications could include further disruptions or restrictions on our ability to source, manufacture or distribute our products, including disruptions to our fabrication and manufacturing facilities in California and Pennsylvania and to the facilities of our suppliers and our contract manufacturers in China, Malaysia, Mexico, Hungary and Thailand, or the facilities of its suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of our global supply chain due to restrictions imposed to limit the spread of the COVID-19 could delay or inhibit our ability to obtain supply of components and finished goods. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and enterprise and consumer behaviors. If COVID-19 becomes more prevalent in the locations where we, our customers or suppliers conduct business, or we experience more pronounced disruptions in our operations or ability to service our customers, we may experience constrained supply or curtailed demand that may materially adversely impact our business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for our products could have a material adverse effect on our business, cash flows or results of operations.

The COVID-19 pandemic has also led to increased disruption and volatility in capital markets and credit markets. The pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets. The duration and severity of any further economic or market impact of the COVID-19 pandemic remains uncertain and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future. The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods. In addition, if the COVID-19 pandemic impacts the financial position of our customers or reseller partners, we may have difficulty collecting receivables, and our business and results of operations could be exposed to risks associated with uncollectible accounts. Lack of liquidity in the capital markets, macroeconomic weakness and market volatility, including disruption caused by the COVID-19 pandemic, may increase our exposure to these credit risks. Our attempts to monitor customer payment capability and to take appropriate measures to protect ourselves may not be sufficient, and it is possible that we may have to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our revenue and operating results.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions as has been precipitated by the COVID-19 pandemic, changes in government regulations relating to telecommunications and data networks, customer or other reasons, could have a material adverse effect on our business, results of operations and financial condition.
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
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-

programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. For example, the COVID-19 pandemic has caused a disruption of the global supply chain for certain components necessary for our products and it is unknown the magnitude of or how long any such impact may continue. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
Further, any anticipated benefits from the 2018 Restructuring Plan, or from the 2020 Restructuring Plan implemented in the second quarter of 2020, may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. While we believe significant synergies have been achieved, our ability to continue to drive further synergies in the amounts and time frames expected are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these additional synergies. In addition, as a result of the restructuring, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
While our revenue and customer base have become more diversified over the past few years, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first half of fiscal 2020, our top ten customers accounted for approximately 45% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. For fiscal 2018, our top ten customers accounted for approximately 54% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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

In addition, the negative effects of the COVID-19 pandemic on global economic conditions may affect the network spending, procurement strategies, or business practices of our key customers. If any of our key customers experience a loss in revenue due to the impact of the COVID-19 pandemic on their consumer or enterprise customers, they may reduce capital spending generally or with respect to our products, which could materially adversely affect our business and results of operations.
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
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products, is very complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products were fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, like the COVID-19 pandemic, work stoppage or otherwise, for any extended period of time would cause our business, financial condition and operating results to be harmed.
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

•
risks and uncertainties associated with the locations or countries where our products are manufactured, including potential manufacturing disruptions caused by social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic;

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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part II, Item 1, "Legal Proceedings."
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

•	mergers and acquisitions by us, by our competitors or by our customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole, including global trade tariffs;

•	social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand for optical communications products. The COVID-19 pandemic has also led to increased disruption and volatility in capital markets and credit markets. These conditions may also result in the tightening of credit markets, which may limit or delay our customers’ ability to obtain necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued uncertainty in the global economic environment may cause our customers to delay or cancel their purchases, increase the time they take to pay or default on their payment obligations, each of which would negatively affect our business and operating results. Weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.
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
Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;

•	potentially adverse tax consequences;

•	natural disasters, acts of war or terrorism, and health crises, including the COVID-19 pandemic;

•
significant changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements; and

•
effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar versus other currencies that could negatively affect our financial results and cash flows.

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
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future, many of our processes will remain manually intensive and thus subject to human error. In addition, if we are unable to implement key operation controls around pricing, spending and other financial processes, we may not be able to improve our financial performance or sufficiently scale to support the growth of our business. Prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems, and Coriant, as a private company, was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In August 2019, we migrated to an integrated ERP system. As a result of the integration, we may encounter difficulties and unanticipated issues due to the complexity of the business processes and technical challenges faced by moving to a single ERP system. If we are unable to successfully manage our integrated ERP system and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline. Additionally, integration of our ERP system may cause time delays and impact our ability to undertake financial reporting in a timely manner. For example, we required additional time to complete our quarter-end closing procedures for the three months ended September 28, 2019 due to issues encountered as part of the integration of three separate global instances into a single ERP system.
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

As of June 27, 2020, we had $402.5 million outstanding aggregate principal amount of 2024 Notes and $200 million outstanding aggregate principal amount of 2027 Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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
The Capped Calls may affect the value of the 2024 Notes and our common stock.
In connection with the issuance of the 2024 Notes, we entered into capped call transactions with the “option counterparties.” The Capped Calls are expected generally to reduce or offset the potential dilution upon conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
We are subject to counterparty risk with respect to the Capped Calls.
The option counterparties to the Capped Calls are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Letter agreement, dated as of April 13, 2020, among Infinera Corporation, Oaktree Optical Holdings, L.P. and certain other parties, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 14, 2020

10.2*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 22, 2020

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan, contract or arrangement.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 6, 2020