Form 10-Q
period 2020-09-26
INFINERA Corp
filed 2020-11-05
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, 193,069,836 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 26, 2020

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$196,546	$109,201
Short-term restricted cash	4,503	4,339
Accounts receivable, net of allowance for doubtful accounts of $3,357 in 2020 and $4,005 in 2019	290,316	349,645
Inventory	275,839	340,429
Prepaid expenses and other current assets	158,765	139,217
Total current assets	925,969	942,831
Property, plant and equipment, net	143,878	150,793
Operating lease right-of-use assets	66,458	68,081
Intangible assets	132,559	170,346
Goodwill	256,178	249,848
Long-term restricted cash	14,735	19,257
Other non-current assets	31,690	27,182
Total assets	$1,571,467	$1,628,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,777	$273,397
Accrued expenses and other current liabilities	164,233	193,168
Accrued compensation and related benefits	47,170	92,221
Short-term debt, net	24,886	31,673
Accrued warranty	19,163	21,107
Deferred revenue	88,106	103,753
Total current liabilities	500,335	715,319
Long-term debt, net	515,739	323,678
Long-term financing lease obligations	1,629	2,394
Accrued warranty, non-current	22,988	22,241
Deferred revenue, non-current	29,952	36,067
Deferred tax liability	4,578	8,700
Operating lease liabilities	71,111	64,210
Other long-term liabilities	75,907	69,194
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 26, 2020 and December 28, 2019 Issued and outstanding shares – 192,879 as of September 26, 2020 and 181,134 as of December 28, 2019	193	181
Additional paid-in capital	1,888,492	1,740,884
Accumulated other comprehensive loss	(22,117)	(34,639)
Accumulated deficit	(1,517,340)	(1,319,891)
Total stockholders' equity	349,228	386,535
Total liabilities and stockholders’ equity	$1,571,467	$1,628,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Product	$261,906	$253,754	$778,325	$703,627
Services	78,305	71,587	223,746	210,671
Total revenue	340,211	325,341	1,002,071	914,298
Cost of revenue:
Cost of product	185,001	186,205	573,312	521,523
Cost of services	38,100	34,866	115,394	108,373
Amortization of intangible assets	7,287	7,796	24,636	24,146
Acquisition and integration costs	43	8,447	1,828	21,211
Restructuring and related	1,504	1,198	4,252	24,528
Total cost of revenue	231,935	238,512	719,422	699,781
Gross profit	108,276	86,829	282,649	214,517
Operating expenses:
Research and development	65,636	71,748	200,906	219,345
Sales and marketing	28,954	35,756	97,459	113,444
General and administrative	28,183	27,621	87,904	96,337
Amortization of intangible assets	4,696	6,861	13,836	20,663
Acquisition and integration costs	1,045	11,962	13,611	31,260
Restructuring and related	6,679	2,168	17,356	22,827
Total operating expenses	135,193	156,116	431,072	503,876
Loss from operations	(26,917)	(69,287)	(148,423)	(289,359)
Other income (expense), net:
Interest income	7	131	85	1,080
Interest expense	(12,645)	(7,868)	(33,875)	(22,711)
Other gain (loss), net	5,018	(6,195)	(9,656)	(5,908)
Total other income (expense), net	(7,620)	(13,932)	(43,446)	(27,539)
Loss before income taxes	(34,537)	(83,219)	(191,869)	(316,898)
Provision for income taxes	1,359	1,548	4,930	3,126
Net loss	$(35,896)	$(84,767)	$(196,799)	$(320,024)
Net loss per common share:
Basic	$(0.19)	$(0.47)	$(1.06)	$(1.79)
Diluted	$(0.19)	$(0.47)	$(1.06)	$(1.79)
Weighted average shares used in computing net loss per common share:
Basic	189,589	179,988	185,737	178,357
Diluted	189,589	179,988	185,737	178,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net loss	$(35,896)	$(84,767)	$(196,799)	$(320,024)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	2	—	91
Foreign currency translation adjustment	4,913	(10,525)	11,874	(18,031)
Amortization of actuarial gain (loss)	536	(7,301)	648	(6,820)
Net change in accumulated other comprehensive income (loss)	5,449	(17,824)	12,522	(24,760)
Comprehensive loss	$(30,447)	$(102,591)	$(184,277)	$(344,784)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 27, 2020	187,299	$187	$1,838,677	$(27,566)	$(1,481,444)	$329,854
Shares of common stock sold in at-the-market equity offering, net of issuance costs	4,050	4	30,626			30,630
ESPP shares issued	1,162	1	7,951			7,952
Restricted stock units released	465	1	—	—	—	1
Shares withheld for tax obligations	(96)	—	(640)	—	—	(640)
Stock-based compensation	—	—	11,878	—	—	11,878
Other comprehensive Income	—	—	—	5,449	—	5,449
Net loss	—	—	—	—	(35,896)	(35,896)
Balance at September 26, 2020	192,880	$193	$1,888,492	$(22,117)	$(1,517,340)	$349,228

	Nine Months Ended September 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
Shares of common stock sold in at-the-market equity offering, net of issuance costs	4,050	4	30,626			30,630
ESPP shares issued	3,001	3	15,343	—	—	15,346
Restricted stock units released	5,013	5	—	—	—	5
Shares withheld for tax obligations	(318)	—	(1,959)	—	—	(1,959)
Stock-based compensation	—	—	35,801	—	—	35,801
Cumulative-effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Other comprehensive Income	—	—	—	12,522	—	12,522
Net loss	—	—	—	—	(196,799)	(196,799)
Balance at September 26, 2020	192,880	$193	$1,888,492	$(22,117)	$(1,517,340)	$349,228

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 29, 2019	179,339	$179	$1,715,657	$(32,236)	$(1,168,530)	$515,070
ESPP shared issued	1,073	1	4,311	—	—	4,312
Restricted stock units released	196	1	—	—	—	1
Shares withheld for tax obligations	(13)	—	(39)	—	—	(39)
Stock-based compensation	—	—	9,946	—	—	9,946
Other comprehensive loss	—	—	—	(17,824)	—	(17,824)
Net loss	—	—	—	—	(84,767)	(84,767)
Balance at September 28, 2019	180,595	$181	$1,729,875	$(50,060)	$(1,253,297)	$426,699

	Nine Months Ended September 28, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	703,821
ESPP shares issued	2,898	3	12,049	—	—	12,052
Restricted stock units released	2,338	3	(2)	—	—	1
Shares withheld for tax obligations	(93)	—	(393)	—	—	(393)
Stock-based compensation	—	—	32,305	—	—	32,305
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(24,760)	—	(24,760)
Net loss	—	—	—	—	(320,024)	(320,024)
Balance at September 28, 2019	180,595	$181	$1,729,875	$(50,060)	$(1,253,297)	$426,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities:
Net loss	$(196,799)	$(320,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,263	91,181
Non-cash restructuring charges and related costs	2,893	17,194
Amortization of debt discount and issuance costs	20,475	14,107
Operating lease expense	14,123	25,922
Stock-based compensation expense	36,542	31,565
Other, net	3,891	579
Changes in assets and liabilities:
Accounts receivable	55,252	27,521
Inventory	63,201	(23,339)
Prepaid expenses and other assets	(25,479)	(53,470)
Accounts payable	(117,824)	16,487
Accrued liabilities and other expenses	(73,509)	23,190
Deferred revenue	(21,545)	(8,073)
Net cash used in operating activities	(164,516)	(157,160)
Cash Flows from Investing Activities:
Proceeds from sale of non-marketable equity investments	—	1,009
Proceeds from maturities of investments	—	26,584
Acquisition of business, net of cash acquired	—	(10,000)
Proceeds from sale of assets	—	778
Purchase of property and equipment, net	(27,148)	(28,331)
Net cash used in investing activities	(27,148)	(9,960)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs of $954	31,022	—
Proceeds from issuance of 2027 Notes	194,500	—
Proceeds from revolving line of credit	55,000	37,334
Repayment of revolving line of credit	(8,000)	—
Repayment of third party manufacturing funding	(5,346)	—
Payment of debt issuance cost	(2,437)	(124)
Repayment of mortgage payable	(233)	(197)
Principal payments on financing lease obligations	(1,050)	—
Proceeds from issuance of common stock	15,352	12,053
Minimum tax withholding paid on behalf of employees for net share settlement	(1,959)	(393)

Net cash provided by financing activities	276,849	48,673
Effect of exchange rate changes on cash and restricted cash	(2,198)	(3,260)
Net change in cash, cash equivalents and restricted cash	82,987	(121,707)
Cash, cash equivalents and restricted cash at beginning of period	132,797	242,337
Cash, cash equivalents and restricted cash at end of period(1)	$215,784	$120,630

Supplemental disclosures of cash flow information:
Cash paid (refund) for income taxes, net	$(4,962)	$15,924
Cash paid for interest	$14,415	$13,369
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$31	$1,931
Third-party manufacturer funding for transfer expenses incurred	$—	$6,541
Transfer of inventory to fixed assets	$453	$2,440

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	September 26, 2020	September 28, 2019

	(In thousands)
Cash and cash equivalents	$196,546	$94,804
Short-term restricted cash	4,503	—
Long-term restricted cash	14,735	25,826
Total cash, cash equivalents and restricted cash	$215,784	$120,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
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
    To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended September 26, 2020, one customer accounted for 15% of the Company's total revenue. The same customer also accounted for 15% of the Company's total revenue for the three months ended September 28, 2019. For each of the nine months ended September 26, 2020 and September 28, 2019, the same customer accounted for 13% of the Company's total revenue.
    Certain reclassifications have been made to prior period balances in order to conform to the current period presentation within the cash flows from operating activities in the condensed consolidated statements of cash flows. Certain other reclassifications have been made to prior period balances in order to conform to the current period presentation of accrued expenses and other current liabilities in Note 8, “Balance Sheet Details” to the Notes to Condensed Consolidated Financial Statements. These reclassifications were not material and had no impact on previously reported net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows for any periods presented or to the Company's Condensed consolidated Balance sheets for the periods ended September 26, 2020 and December 28, 2019.
There have been no material changes in the Company’s significant accounting policies for the nine months ended September 26, 2020 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, with the exception of updates to the policy noted below as a result of the adoption of Accounting Standards Update ("ASU") 2016-13 "Financial Instruments-Credit Losses (Topic 326)" as of December 29, 2019.
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
2.Recent Accounting Pronouncements
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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 was effective for the Company in its first quarter of 2020. The Company adopted ASU 2018-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. This update removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. This update also simplifies the diluted net income per share calculation in certain areas. The update is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2020-06 would have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 (Topic 848), "Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company is currently evaluating the impact the adoption of ASU 2020-04 would have on its consolidated financial statements.
In December 2019, FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU

2019-12 also simplifies U.S. GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, with early adoption permitted. The Company elected not to early adopt ASU 2019-12 as of September 26, 2020. The Company is currently evaluating the impact the adoption of ASU 2019-12 would have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). This update eliminates, adds and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 is effective for the Company in its first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2018-14 would have on its consolidated financial statements.
3.    Leases
    The Company has operating leases for real estate and automobiles. The operating lease expense for the three months and nine months ended September 26, 2020 was $6.4 million and $21.5 million (including $1.8 million of rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. The operating lease expense for the three and nine months ended September 28, 2019 was $8.0 million and $31.3 million (including $11.9 million of accelerated rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three months and nine months ended September 26, 2020 and September 28, 2019.
As of September 26, 2020, $15.1 million was included in accrued expenses and other current liabilities and $71.1 million as long-term operating lease liabilities. As of December 28, 2019, $18.1 million was included in accrued expenses and other current liabilities and $64.2 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of September 26, 2020 (in thousands):

Remainder of 2020	$6,703
2021	20,807
2022	18,579
2023	15,443
2024	13,420
Thereafter	40,977
Total lease payments	115,929
Less: interest(1)	29,742
Present value of lease liabilities	$86,187
(1) Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable operating leases for the nine months ended September 26, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.75 years
Weighted average discount rate	9.15%
Cash paid for amounts included in the measurement of lease liabilities	$19,665
Operating cash flow from operating leases	$19,665
Leased assets obtained in exchange for new operating lease liabilities	$13,156
Financing Lease Obligations
During the three and nine months ended September 26, 2020, there were no new finance lease arrangements. The lease terms for existing arrangements range from three to five with options to purchase at the end of the term. Finance lease expense for the three months and nine months ended September 26, 2020 was approximately $0.2 million and $0.7 million, respectively. Finance lease expense for each of the three and nine months ended September 28, 2019 was $0.2 million.
As of September 26, 2020, $1.3 million was included in accrued expenses and other current liabilities and $1.6 million as long-term finance lease obligation related to these equipment finance lease arrangements. As of December 28, 2019, $1.4 million was included in accrued expenses and other current liabilities and $2.4 million as a long-term finance lease obligation related to these equipment finance lease arrangements.
The following table presents maturity of lease liability under the Company's finance leases as of September 26, 2020 (in thousands):

Remainder of 2020	$529
2021	1,229
2022	961
2023	427
Thereafter	—
Total lease payments	3,146
Less: interest	197
Present value of lease liabilities	$2,949
The following table presents supplemental information for the Company's finance leases for the nine months ended September 26, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	2.36 years
Weighted average discount rate	6.56%
Cash paid for amounts included in the measurement of lease liabilities	$1,050
Cash flow from finance leases	$1,050
Leased assets obtained in exchange for new finance lease liabilities	$—
4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
    The ending balances of the Company’s capitalized costs to obtain a contract as of September 26, 2020 and December 28, 2019 were zero and $0.2 million, respectively. The Company's amortization expense was zero and $0.2 million for the three and nine months ended September 26, 2020, respectively. The amortization expense for the three and nine months ended September 28, 2019 was not material.

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Product	$261,906	$253,754	$778,325	$703,627
Services	78,305	71,587	223,746	210,671
Total revenue	$340,211	$325,341	$1,002,071	$914,298
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$167,043	$160,645	$503,792	$426,380
Other Americas	27,521	20,574	73,041	65,241
Europe, Middle East and Africa	101,334	113,417	287,080	302,876
Asia Pacific	44,313	30,705	138,158	119,801
Total revenue	$340,211	$325,341	$1,002,071	$914,298
    The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Direct	$269,653	$254,886	$782,330	$744,099
Indirect	70,558	70,455	219,741	170,199
Total revenue	$340,211	$325,341	$1,002,071	$914,298
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 26, 2020	December 28, 2019
Accounts receivable, net	$290,316	$349,645
Contract assets	$27,592	$22,814
Deferred revenue	$118,058	$139,820
Revenue recognized for the three and nine months ended September 26, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $31.5 million and $70.4 million, respectively. Revenue recognized for the three and nine months ended September 28, 2019 that was included in the deferred revenue balance at the beginning of the reporting period was $22.9 million and $90.6 million, respectively. Changes to the contract asset and liability balances during the three and nine months ended September 26, 2020 and September 28, 2019 were not materially impacted by other factors.
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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized in the future as of September 26, 2020	$226,410	$100,823	$18,733	$7,421	$2,484	$1,252	$357,123

5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 26, 2020			As of December 28, 2019
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Foreign currency exchange forward contracts	$—	$3	$3	$—	$(159)	$(159)
During the three and nine months ended September 26, 2020, there were no transfers of liabilities between Level 1 and Level 2 of the fair value hierarchy. As of September 26, 2020, and December 28, 2019, none of the Company’s existing liabilities were classified as Level 3.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 26, 2020.
Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 9, “Restructuring and Related Costs” to the Notes to Consolidated Financial Statements), for the three and nine months ended September 26, 2020, the Company calculated the fair value of $1.4 million and $5.8 million, respectively, in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs. These inputs included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate.
Cash
As of September 26, 2020, the Company had $196.5 million of cash, including $72.5 million of cash held by its foreign subsidiaries.
As of December 28, 2019, the Company had $109.2 million of cash, including $68.7 million of cash held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

6.    Derivative Instruments

Foreign Currency Exchange Forward Contracts
The Company transacts business in various foreign currencies, has international sales, cost of sales, and expenses denominated in foreign currencies, and carries foreign-currency-denominated monetary assets and liabilities, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows. The Company utilizes foreign currency forward contracts, which are primarily short term in nature.
Historically, the Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro denominated receivables and restricted cash balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated accounts receivables and restricted cash and therefore, do not subject the Company to material balance sheet risk.
As of September 26, 2020, and December 28, 2019, the Company posted collateral of $0.9 million and $0.9 million, respectively, on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three months ended September 26, 2020 and September 28, 2019, the before-tax effect of the foreign currency exchange forward contracts was a net gain of insignificant amount for both periods and for the nine months ended September 26, 2020 and September 28, 2019, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.2 million and $1.2 million, respectively, included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of September 26, 2020, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes. Accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 26, 2020		As of December 28, 2019
	Gross Notional(1)	Prepaid expenses and other current assets	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$632	$3	$27,566	$(159)
	$632	$3	$27,566	$(159)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements to a large international banking institution. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three and nine months ended September 26, 2020, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 28, 2019 was approximately $0.1 million and $0.5 million, respectively. For the three and nine months ended September 26, 2020, the Company's gross amount of trade accounts receivables sold was approximately $16.3 million and $61.6 million, respectively, and for the three and nine months ended September 28, 2019 was approximately $17.2 million and $62.8 million, respectively.
7.    Goodwill and Intangible Assets

Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine months ended September 26, 2020 (in thousands):

Balance as of December 28, 2019	$249,848
Foreign currency translation adjustments	6,330
Balance as of September 26, 2020	$256,178
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 26, 2020 and December 28, 2019 (in thousands, except for weighted average data):

	September 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	*NMF*
Customer relationships and backlog	157,597	(82,998)	74,599	5.2
Developed technology	183,053	(125,093)	57,960	3.3
Total intangible assets with finite lives	$341,650	$(209,091)	$132,559
*NMF = Not meaningful

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	*NMF*
Customer relationships and backlog	155,942	(68,119)	87,823	5.8
Developed technology	179,593	(97,070)	82,523	3.5
Total intangible assets with finite lives	$336,535	$(166,189)	$170,346
*NMF = Not meaningful
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $12.0 million and $38.5 million for the three and nine months ended September 26, 2020, respectively and was $14.7 million and $44.8 million for the three and nine months ended September 28, 2019, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 26, 2020 (in thousands):

		Fiscal Years
	Total	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter
Total future amortization expense	$132,559	$9,259	$35,521	$32,981	$27,021	$11,983	$15,794

8.    Balance Sheet Details
Restricted Cash
    The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
    The following table provides a rollforward of the allowance for doubtful accounts for accounts receivable for the nine months ended September 26, 2020 (in thousands):

Balance as of December 28, 2019	$4,005
Adjustment for adoption of new standard	650
Additions(1)	1,239
Write offs(2)	(2,418)
Recoveries during the period	(154)
Other(3)	35
Balance as of September 26, 2020	$3,357
(1)     The new additions during the nine months ended September 26, 2020 are primarily due to specific reserves.
(2)    The write offs during the nine months ended September 26, 2020 are primarily amounts fully reserved previously.
(3)     Primarily represents translation adjustments.

The following table provides details of selected balance sheet items (in thousands):

	September 26, 2020	December 28, 2019
Inventory
Raw materials	$39,310	$47,474
Work in process	51,575	48,842
Finished goods	184,954	244,113
Total inventory	$275,839	$340,429
Property, plant and equipment, net
Computer hardware	$33,692	$36,086
Computer software(1)	26,728	45,428
Laboratory and manufacturing equipment(2)	331,036	313,081
Land and building	12,349	12,349
Furniture and fixtures	3,322	2,845
Leasehold and building improvements(3)	63,218	52,263
Construction in progress	36,610	27,946
Subtotal	506,955	489,998
Less accumulated depreciation and amortization(4)	(363,077)	(339,205)
Total property, plant and equipment, net	$143,878	$150,793
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$18,912	$25,410
Taxes payable	56,577	65,815
Short-term operating lease liability	15,076	18,106
Short-term financing lease obligation	1,320	1,380
Restructuring accrual	11,523	26,706
Other accrued expenses and other current liabilities	60,825	55,751
Total accrued expenses	$164,233	$193,168
(1)Included in computer software at September 26, 2020 and December 28, 2019 were $24.6 million and $23.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 26, 2020 and December 28, 2019 were $10.6 million and $11.3 million, respectively.
(2)Included in laboratory and manufacturing equipment at September 26, 2020 was $2.0 million related to an equipment finance lease entered into by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $2.0 million using a discount rate of 8.2% and was included in property, plant and equipment, net.
(3)Included in leasehold improvements at September 26, 2020 was an equipment finance lease entered into by the Company for a term of five years with an option to purchase at the end of five-year term. The finance lease was recorded at $2.3 million using a discount rate of 5% and was included in property, plant and equipment, net.
(4)Depreciation expense was $35.8 million, which includes depreciation of capitalized ERP cost of $2.0 million for the nine months ended September 26, 2020.

9.    Restructuring and Related Costs
In December 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for many of the largest global network operators (the “Acquisition”). As part of the 2018 Restructuring Plan, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, including closure of its Berlin, Germany site, reducing headcount at its Munich, Germany site, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. The Berlin and Munich initiatives were substantially completed in the first half of fiscal year 2020, with some remaining payments to be made during the remainder of 2020.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. During the three and nine months ended September 26, 2020, the Company recorded $6.6 million and $15.2 million, respectively in restructuring and related costs in its condensed consolidated statements of operations. As of September 26, 2020, the identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed, with the majority of associated payments expected to be made in 2020 and the remaining amounts expected to be paid by the first half of 2021. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
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
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2020 Restructuring Plan, the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the Company's earlier restructuring initiatives (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020		September 26, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$1,489	$5,114	$4,165	$11,065
Lease related impairment charges	13	1,365	71	5,708
Asset impairment	—	34	14	417
Others	2	166	2	166
Total	$1,504	$6,679	$4,252	$17,356

	Three Months Ended		Nine Months Ended
	September 28, 2019		September 28, 2019
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$(369)	$1,101	$21,593	$9,341
Lease related impairment charges	1,155	1,113	1,155	13,532
Asset impairment	412	(46)	1,780	(46)
Total	$1,198	$2,168	$24,528	$22,827
Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	December 28, 2019	Charges	Cash	Non-cash Settlements and Other	September 26, 2020
Severance and related expenses	$28,565	$15,230	$(31,006)	$(534)	$12,255
Lease related impairment charges	—	5,779	(3,799)	(1,980)	—
Asset impairment	—	431	(28)	(403)	—
Others	838	168	(546)	24	484
Total	$29,403	$21,608	$(35,379)	$(2,893)	$12,739
As of September 26, 2020, the Company's restructuring liability was comprised of $12.3 million of severance and related expenses, of which $4.4 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be substantially paid by 2022. Out of the remaining liability, $3.1 million is primarily related to the 2018 Restructuring Plan and is expected to be substantially paid by the end of 2020, and $4.8 million is related to the 2020 Restructuring Plan and is expected to be substantially paid by the first half of 2021.
The Company's restructuring liability as of September 26, 2020 also comprised $0.5 million related to service agreements that were determined to have no future use. The Company expects the payments related to the service agreements to be fully paid by the second quarter of 2021. Non-cash Settlements and Other primarily include foreign exchange impact on settlement of restructuring liability and impairment of right of use asset.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine months ended September 26, 2020 (in thousands):

	Foreign Currency Translation	Accumulated Tax Effect	Actuarial Gain (Loss) on Pension	Total
Balance at December 28, 2019	$(28,308)	$(964)	$(5,367)	$(34,639)
Other comprehensive income (loss) before reclassifications	11,874	—	(806)	11,068
Amounts reclassified from accumulated other comprehensive loss	—	—	1,454	1,454
Net current-period other comprehensive income	11,874	—	648	12,522
Balance at September 26, 2020	$(16,434)	$(964)	$(4,719)	$(22,117)

11.    Basic and Diluted Net Loss Per Common Share
    Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), and assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of the Company's 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements) and $200 million in aggregate principal amount of the Company's 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements). The Company would include the dilutive effects of the 2024 Notes and 2027 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes and 2027 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes and 2027 Notes being converted; therefore, only the conversion spread relating to the 2024 Notes and 2027 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net loss	$(35,896)	$(84,767)	$(196,799)	$(320,024)
Weighted average common shares outstanding - basic and diluted	189,589	179,988	185,737	178,357
Net loss per common share - basic and diluted	$(0.19)	$(0.47)	$(1.06)	$(1.79)

The Company incurred net losses during the three months ended September 26, 2020 and September 28, 2019, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2027 Notes in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock options outstanding	542	820	584	920
RSUs	12,674	11,884	14,440	11,835
PSUs	3,566	2,255	3,735	2,350
ESPP shares	6	—	177	442
Total	16,788	14,959	18,936	15,547
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
Throughout the term of the 2027 Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the 2027 Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a 2027 Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to December 1, 2026, holders may convert their 2027 Notes under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ended on June 27, 2020 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•if the Company calls any or all of the 2027 Notes for redemption, such 2027 Notes called for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date;
•upon the occurrence of specified corporate events described under the 2027 Indenture, such as a consolidation, merger or binding share exchange; or
•at any time on or after December 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances.
If the Company undergoes a fundamental change as defined in the 2027 Indenture, holders may require the Company to repurchase for cash all or any portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the 2027 Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change.
The net carrying amounts of the debt obligation were as follows (in thousands):

September 26, 2020
Principal	$200,000
Unamortized discount (1)	(66,092)
Unamortized issuance cost (1)	(4,078)
Net carrying amount	$129,830

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 77 months.
As of September 26, 2020, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
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

The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 26, 2020	September 26, 2020
Contractual interest expense	$1,250	$2,774
Amortization of debt issuance costs	113	250
Amortization of debt discount	1,823	4,041
Total interest expense	$3,186	$7,065
For the three and nine months ended September 26, 2020, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of September 26, 2020, the fair value of the 2027 Notes was $202.8 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on September 25, 2020 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.84 per share as reported on the Nasdaq Stock Market on September 25, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes did not exceed their principal amount.
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
Loans under the Amended Credit Agreement bear interest, at the Company's option, at either a rate based on LIBOR for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. The letter of credit will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin multiplied by the average amount of the letter of credit usage during the immediately preceding quarter, in addition to the fronting fees, commissions and other fees.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $5.1 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. For the three and nine months ended September 26, 2020, the Company recorded $0.3 million and $0.8 million, respectively, as amortization of deferred debt issuance cost and $1.1 million and $3.2 million, respectively, as contractual interest expense and related charges.
As of September 26, 2020, $77.0 million was outstanding under the Credit Facility, which was included in long-term debt and $0.7 million in expired interest which was included in accrued liabilities. As of September 26, 2020, the Company had availability of $54.7 million under the Credit Facility and had letters of credit outstanding of approximately $17.6 million.
Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to the contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. As of September 26, 2020, $24.6 million was outstanding, which was included in short-term debt.
In October 2020, the Company and the contract manufacturer amended the payment terms to extend the due date by six months, set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due.
Mortgage Payable
    In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of September 26, 2020, $8.2 million remained outstanding, of which $0.3 million was included in short-term debt and $7.9 million was included in long-term debt.
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
Throughout the term of the 2024 Notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the 2024 Notes will not receive any cash payment representing accrued and unpaid interest upon conversion of a 2024 Note. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to June 1, 2024, holders may convert their 2024 Notes under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ended on December 29, 2018 (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date;
•upon the occurrence of specified corporate events described under the 2024 Indenture, such as a consolidation, merger or binding share exchange; or
•at any time on or after June 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances.
If the Company undergoes a fundamental change as defined in the 2024 Indenture, holders may require the Company to repurchase for cash all or any portion of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the 2024 Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its 2024 Notes in connection with such make-whole fundamental change.
The net carrying amounts of the debt obligation were as follows (in thousands):

	September 26, 2020	December 28, 2019
Principal	$402,500	$402,500
Unamortized discount (1)	(95,255)	(109,652)
Unamortized issuance cost (1)	(6,218)	(7,158)
Net carrying amount	$301,027	$285,690

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 47 months.
As of September 26, 2020, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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
The following table sets forth total interest expense recognized related to the 2024 Notes for the three and nine months ended September 26, 2020 and September 28, 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Contractual interest expense	$2,139	$2,138	$6,415	$6,415
Amortization of debt issuance costs	321	290	940	851
Amortization of debt discount	4,918	4,456	14,397	13,045
Total interest expense	$7,378	$6,884	$21,752	$20,311
For the three and nine months ended September 26, 2020, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of September 26, 2020, the fair value of the 2024 Notes was $362.8 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on September 25, 2020 (the last trading day of the fiscal quarter). The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $5.84 per share as reported on the Nasdaq Stock Market on September 25, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period (In thousands)
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter

Operating leases(1)(2)	115,929	6,703	20,807	18,579	15,443	13,420	40,977
Financing lease obligations(3)	3,146	529	1,229	961	427	—	—
2027 Notes, including interest(4)	232,500	—	5,000	5,000	5,000	5,000	212,500
2024 Notes, including interest(4)	436,712	—	8,553	8,553	8,553	411,053	—
Asset-based revolving credit facility(4)	78,127	1,127	—	—	—	77,000	—
Financing assistance agreement, including interest(4)	26,086	—	26,086	—	—	—	—
Mortgage Payable, including interest(4)	9,640	70	841	912	841	6,976	—
Total contractual obligations	$902,140	$8,429	$62,516	$34,005	$30,264	$513,449	$253,477
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.9 million and $4.7 million as of September 26, 2020 and December 28, 2019, respectively. Of the $4.9 million as of September 26, 2020, $0.5 million is included in accrued expenses and other current liabilities and the remainder is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
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
Oyster Optics LLC II
On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. On October 26, 2018, the Company filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of the Company’s affiliated subsidiaries). The Company also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted the Company’s motion for summary judgment and on June 28, 2019, the court entered a final judgment for the Company. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. Oyster Optics filed its opening brief on November 20, 2019. The Company filed its responsive brief on January 29, 2020, and Oyster Optics filed its reply brief on March 13, 2020. Oral argument in connection with Oyster Optics' appeal was scheduled for September 2, 2020, but the court waived oral argument. A decision in the case is pending. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster Optics filed an amended complaint. On December 3, 2019, the Company filed a motion to dismiss certain claims based on certain allegations made by Oyster Optics in their amended complaint, and Oyster Optics filed its opposition to the Company's motion on January 3, 2020. The Company filed its reply brief on January 13, 2020, and Oyster Optics filed its sur-reply on January 21, 2020. On December 27, 2019, the Company filed IPR petitions with the USPTO, in which the Company requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit. On January 17, 2020, the Company filed a motion to stay to the case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to the Company’s IPR petitions on April 13, 2020. The Company filed its answer to Oyster Optics' amended complaint on April 14, 2020. In connection with the Company’s IPR petitions, the USPTO issued an order on June 8, 2020, requesting additional briefing on the issue of why the Company filed two IPR petitions instead of one. The Company filed its reply to the USPTO order on June 16, 2020, and Oyster Optics submitted its sur-reply on June 18, 2020. On June 26, 2020, the USPTO instituted some of the Company’s IPR claims and rejected others. In light of the USPTO's favorable institution decision, the Company filed a renewed motion to stay the Oyster III case on June 30, 2020. On July 17, 2020, the Court denied the Company's motion to stay the proceedings, and on July 24, 2020 the Company received the Court's claim construction decision. On September 28, 2020, the Company filed motions for summary judgement based on the Company's license, non-infringement and marking defenses. The Company also filed motions to exclude certain testimony by Oyster Optics' expert witnesses. On September 29, 2020, the Court dismissed Oyster Optics' fraud claims without prejudice in response to the motion the Company filed on December 3, 2019. The Company and Oyster Optics participated in a mediation on October 16, 2020, which failed to result in any settlement between the parties. A trial is currently scheduled for January 2021. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. The Company filed answers to the complaint on May 29, 2020. On July 6, 2020, the Company filed a motion seeking to transfer the case to the Northern District of California, which motion remains pending at this time. The Parties continue to engage in fact discovery. A trial is currently scheduled for June 2021. The Company believes that it does not infringe any valid and enforceable claim of the Capella Patents, and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of September 26, 2020 and December 28, 2019, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
14.    Stockholders’ Equity
Open Market Sales Agreement
On August 12, 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent and/or principal, pursuant to which the Company may offer and sell through Jefferies, from time to time, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $100,000,000. Subject to the terms and conditions of the Sales Agreement, Jefferies will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Jefferies with customary indemnification rights, and Jefferies will be entitled to a compensation of 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.
During the three months ended September 26, 2020, the Company sold 4,049,530 shares of common stock under the Sales Agreement, for net proceeds of approximately $31.0 million, after paying Jefferies a sales commission of approximately $0.9 million related to services provided as the sales agent with respect to the sales of those shares.

2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan; however, the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of September 26, 2020, options to purchase 0.5 million shares of the Company's common stock were outstanding and an insignificant number of RSUs were outstanding under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019 and May 2020, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares and 8.1 million shares, respectively. As of September 26, 2020, the Company reserved a total of 30.8 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
The ESPP was adopted by the board of directors in February 2007 and approved by the stockholders in May 2007. The ESPP was last amended by the stockholders in May 2019 to increase the shares authorized under the ESPP to a total of approximately 31.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and an employee may not purchase more than 3,000 shares per purchase period and $25,000 of stock during any calendar year.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs, as well as an ESPP for all eligible employees.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	730	$8.41	$—
Options granted	—	$—
Options exercised	—	$—	$—
Options canceled	(188)	$9.18
Outstanding at September 26, 2020	542	$8.34	$—
Exercisable at September 26, 2020	542	$8.34

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	11,600	$6.20	$90,254
RSUs granted	6,721	$5.85
RSUs released	(4,728)	$6.41	$27,951
RSUs canceled	(919)	$6.34
Outstanding at September 26, 2020	12,674	$5.93	$74,020

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 28, 2019	2,505	$6.48	$19,485
PSUs granted	1,628	$5.89
PSUs released	(285)	$9.02	$1,702
PSUs canceled	(282)	$7.62
Outstanding at September 26, 2020	3,566	$5.35	$20,825
Expected to vest at September 26, 2020	3,316		$19,365
The aggregate intrinsic value of unexercised stock options is calculated as the difference between the closing price of the Company’s common stock of $5.84 at September 25, 2020 (the last trading day of the fiscal quarter) and the exercise prices of the underlying stock options. The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $5.84 at September 25, 2020 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of September 26, 2020. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$57,245	2.09
PSUs	$10,738	2.34

Employee Stock Options
The Company did not grant any stock options during the three and nine months ended September 26, 2020 and September 28, 2019. Unamortized expense at the beginning of both periods was zero.
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Volatility	97%	70%	42% - 97%	70%-72%
Risk-free interest rate	0.12%	1.76%	0.12% - 1.56%	1.76%-2.48%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$3.42	$1.64	$2.17 - $3.42	$1.64-$1.76
Total stock-based compensation expense	$1,650	$1,351	$4,511	$3,463
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three and nine months ended September 26, 2020 was approximately $8.8 million and $26.8 million, respectively, and for the three and nine months ended September 28, 2019 was approximately $8.1 million and $24.2 million, respectively.
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

In addition, in 2019, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met. The assumptions used in calculating the estimated values of this award granted in fiscal 2019 were based upon Monte Carlo Model Assumptions and estimates as follows:

2019
Index volatility	N/A
Infinera volatility	64% - 68%
Risk-free interest rate	2.17% - 2.48%
Correlation with index/index component	N/A
Estimated fair value	$2.08 - $2.89
The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 26, 2020 (in thousands):

	Total Number of Performance Stock Units	2017	2018	2019	2020
Outstanding at December 28, 2019	2,505	199	270	2,036	—
PSUs granted	1,628	—	—	—	1,628
PSUs released	(285)	(104)	(121)	(60)	—
PSUs canceled	(282)	(95)	(40)	(119)	(28)
Outstanding at September 26, 2020	3,566	—	109	1,857	1,600
Amortization of stock-based compensation expense related to PSUs for the three and nine months ended September 26, 2020 was approximately $1.4 million and $4.4 million, respectively, and for the three and nine months ended September 28, 2019 was approximately $0.5 million and $4.6 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 26, 2020	December 28, 2019
Stock-based compensation effects in inventory	$4,057	$4,798

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock-based compensation effects included in net loss before income taxes
Cost of revenue	$723	$662	$2,126	$1,863
Research and development	4,209	4,153	12,362	13,883
Sales and marketing	2,706	2,189	8,136	5,835
General and administration	3,270	1,826	10,001	7,291
	10,908	8,830	32,625	28,872
Cost of revenue – amortization from balance sheet (1)	1,155	1,116	3,917	2,834
Total stock-based compensation expense	$12,063	$9,946	$36,542	$31,706
(1)Stock-based compensation expense deferred to inventory in prior periods and recognized in the current period.

15.    Income Taxes
Income taxes for the three and nine months ended September 26, 2020 represented a tax expense of $1.4 million and $4.9 million on pre-tax losses of $34.5 million and$191.9 million, respectively. This compared to a tax expense of $1.5 million and $3.1 million, on pre-tax losses of $83.2 million and $316.9 million for the three and nine months ended September 28, 2019, respectively. Provision for income taxes decreased by approximately $0.1 million during the three months ended September 26, 2020, compared to the corresponding period in 2019 as a result of immaterial return to provision adjustments recorded in certain foreign jurisdictions. Provision for income taxes increased by approximately $1.8 million during the nine months ended September 26, 2020, compared to the corresponding period in 2019 as a result of additional foreign tax expense.
The Company must assess the likelihood that some portion of or all its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 26, 2020, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The aforementioned relief available under the CARES Act did not have a material impact on the Company's provision for income taxes for the nine months ended September 26, 2020.

16.    Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“the CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and services. Accordingly, the Company is considered a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.
Additionally, The following table sets forth long-lived assets by geographic region (in thousands):

	September 26, 2020	December 28, 2019
United States	$116,997	$118,656
Other Americas	2,679	2,798
Europe, Middle East and Africa	19,511	21,536
Asia Pacific and Japan	4,691	7,803
Total property, plant and equipment, net	$143,878	$150,793

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning balance	$37,083	$44,146	$43,348	$41,021
Charges to operations	6,610	6,591	19,167	17,288
Utilization	(7,904)	(6,246)	(23,718)	(17,835)
Change in estimate(1)	6,362	(154)	3,354	3,863
Balance at the end of the period	$42,151	$44,337	$42,151	$44,337
(1)The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair and product recalls. During the three months ended September 26, 2020, the Company recorded $3.0 million in product warranty cost as a result of revising estimated failure rates and repair cost data for certain products. As the Company's products mature over time, failure rates and repair costs associated with such products generally decline leading to favorable changes in warranty reserves.
Letters of Credit and Bank Guarantees
The Company had $36.9 million of standby letters of credit and bank guarantees outstanding as of September 26, 2020, which consisted of $18.7 million related to customer performance guarantees, $0.3 million related to value added tax and customs licenses, $4.8 million related to property leases, $12.3 million related to restructuring plans, $0.7 million related to credit cards and $0.1 million related to suppliers. The Company had $27.9 million of standby letters of credit and bank guarantees outstanding as of December 28, 2019, which consisted of $14.2 million related to customer performance guarantees, $0.4 million related to a value added tax license, $5.9 million related to property leases, $6.8 million related to Coriant's pre-Acquisition restructuring plans, $0.5 million related to credit cards and $0.1 million for other liabilities.
As of September 26, 2020 and December 28, 2019, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $17.6 million and $4.1 million had been issued and outstanding for both periods, respectively. Approximately $166.4 million and $180.9 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of September 26, 2020 and December 28, 2019, respectively.
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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$210	$(414)	$760	$817
Interest cost	478	510	1,294	1,543
Expected return on plan assets	(624)	(594)	(1,848)	(2,391)
Amortization of actuarial loss	536	408	1,454	1,234
Total net periodic benefit cost	$600	$(90)	$1,660	$1,203
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, including in the fourth quarter of 2020; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding the Acquisition; remaining payments under the 2020 Restructuring Plan; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; our plans and actions related to sales of stock pursuant to the Sales Agreement; impacts of the 2020 presidential election in the United States; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 as filed on March 4, 2020. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, data center interconnect (“DCI”) transport, and long-haul and subsea transport.
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
Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine (“ICE”), our optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of available optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fourth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as ICE4).
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
To date, a few of our customers have accounted for a significant portion of our revenue. For the three months ended September 26, 2020, one customer accounted for 15% of our total revenue. The same customer also accounted for 15% of our total revenue for the corresponding period in 2019. For each of the nine months ended September 26, 2020 and September 28, 2019, the same customer accounted for 13% of our total revenue.
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
Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we are able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments or at business partner sites to perform their roles, we are taking appropriate measures to protect the health and safety of our employees. We have worked to create and maintain a safe working environment for all our employees and contractors. However, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively as desired in the development of new products, which can affect development schedules.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption and delays in our supply chain, logistics and customer support operations, including shipping delays, increased costs and limitations on our ability to access customer fulfillment and service sites. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. In the second and third quarters of fiscal 2020, some of these disruptions negatively impacted our revenue and our results of operations. We expect these existing conditions to continue to have an adverse impact on our revenue and results of operations for the fourth quarter of fiscal 2020 and, possibly, in the first quarter of fiscal 2021 and beyond.
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

On August 12, 2020, we entered into the Sales Agreement with Jefferies in order to raise funds for general corporate purposes, including working capital and capital expenditures. Under the Sales Agreement, we may issue and sell through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $100 million. During the three months ended September 26, 2020, we sold 4,049,530 shares of common stock under the Sales Agreement, for net proceeds of approximately $31.0 million, after paying Jefferies a sales commission of approximately $0.9 million related to services provided as the sales agent with respect to the sales of those shares.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended September 26, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	September 26, 2020		September 28, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$261,906	77%	$253,754	78%	$8,152	3%
Services	78,305	23%	71,587	22%	6,718	9%
Total revenue	$340,211	100%	$325,341	100%	$14,870	5%
Cost of revenue:
Product	$185,001	54%	$186,205	57%	$(1,204)	(1)%
Services	38,100	11%	34,866	11%	3,234	9%
Amortization of intangible assets	7,287	2%	7,796	2%	(509)	(7)%
Acquisition and integration costs	43	NMF*	8,447	3%	(8,404)	NMF*
Restructuring and related	1,504	NMF*	1,198	—%	306	26%
Total cost of revenue	$231,935	68%	$238,512	73%	$(6,577)	(3)%
Gross profit	$108,276	31.8%	$86,829	26.7%	$21,447	25%
*NMF = Not meaningful

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$778,325	78%	$703,627	77%	$74,698	11%
Services	223,746	22%	210,671	23%	13,075	6%
Total revenue	$1,002,071	100%	$914,298	100%	$87,773	10%
Cost of revenue:
Product	$573,312	57%	$521,523	57%	$51,789	10%
Services	115,394	12%	108,373	12%	7,021	6%
Amortization of intangible assets	24,636	2%	24,146	3%	490	2%
Acquisition and integration costs	1,828	—%	21,211	2%	(19,383)	(91)%
Restructuring and related	4,252	—%	24,528	3%	(20,276)	(83)%
Total cost of revenue	$719,422	71%	$699,781	77%	$19,641	3%
Gross profit	$282,649	28.2%	$214,517	23.5%	$68,132	32%
Revenue
Total product revenue increased by $8.2 million, or 3%, during the three months ended September 26, 2020 compared to the corresponding period in 2019. This increase was attributable to revenue growth from our Tier 1 and other service provider customers, and partially offset by moderate declines in our ICP and Cable verticals. Total product revenue increased by $74.7 million, or 11%, during the nine months ended September 26, 2020 compared to the corresponding period in 2019. This increase was primarily driven by revenue growth in our Tier 1 and ICP verticals, including significant growth from a large North American ICP. This increase was partially offset by lower revenue from our Cable vertical.
Total services revenue increased by $6.7 million, or 9% for the three months ended September 26, 2020 compared to the corresponding period in 2019. This increase was attributable to growth in professional services and an increase in amortized revenue stemming from higher services renewals. Total services revenue increased by $13.1 million, or 6%, during the nine months ended September 26, 2020 compared to the corresponding period in 2019. This increase was attributable to an increase in amortized revenue stemming from higher services renewals and an increase in professional services revenue.
We expect our total revenue will be higher in the fourth quarter of 2020 as compared to the third quarter of 2020, driven primarily by growth from certain ICP and Tier 1 customers.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 26, 2020		September 28, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$167,043	49%	$160,645	49%	$6,398	4%
International	173,168	51%	164,696	51%	8,472	5%
	$340,211	100%	$325,341	100%	$14,870	5%
Total revenue by sales channel:
Direct	$269,653	79%	$254,886	78%	$14,767	6%
Indirect	70,558	21%	70,455	22%	103	—%
	$340,211	100%	$325,341	100%	$14,870	5%

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$503,792	50%	$426,380	47%	$77,412	18%
International	498,279	50%	487,918	53%	10,361	2%
	$1,002,071	100%	$914,298	100%	$87,773	10%
Total revenue by sales channel:
Direct	$782,330	78%	$744,099	81%	$38,231	5%
Indirect	219,741	22%	170,199	19%	49,542	29%
	$1,002,071	100%	$914,298	100%	$87,773	10%
Domestic revenue increased by $6.4 million, or 4%, during the three months ended September 26, 2020 compared to the corresponding period in 2019, driven primarily by strong growth from key Tier 1 and ICP customers, and somewhat offset by a decline from certain Cable customers. Domestic revenue grew by $77.4 million, or 18% during the nine months ended September 26, 2020 compared to the corresponding period in 2019, primarily due to strong growth from ICP customers.
International revenue increased by $8.5 million, or 5%, during the three months ended September 26, 2020 compared to the corresponding period in 2019. In this period we had strong growth from certain Tier 1 and Other Service Provider customers in APAC and Other Americas, which was nearly offset by a decline from a large Tier 1 customer in EMEA that spent heavily on a large network deployment in the third quarter of 2019. International revenue increased by $10.4 million, or 2%, during the nine months ended September 26, 2020 compared to the corresponding period in 2019. In this period, revenue in APAC and Other Americas increased strongly due to certain large new deployments. This growth was nearly offset by a decline in EMEA driven by lower spend from the aforementioned Tier 1 customer.
Cost of Revenue and Gross Margin
Gross profit was $108.3 million during the three months ended September 26, 2020, with gross margin increasing to 31.8% versus 26.7% in the corresponding period in 2019. Gross profit was $282.6 million during the nine months ended September 26, 2020, with gross margin increasing to 28.2% versus 23.5% in the corresponding period in 2019. In the three months ended September 26, 2020, we realized an improvement in our product margins stemming from ongoing internal cost improvement initiatives, favorable product mix and lower integration-related expenses. In the nine months ended September 26, 2020, our margins benefited from cost efficiencies, including reductions in integration-related expenses and restructuring costs.
We currently expect that gross margin in the fourth quarter of 2020 will be higher than that of the third quarter of 2020. In the fourth quarter we anticipate the benefit of continued cost reduction initiatives to be somewhat offset by product mix. Over time, we believe our margins will continue to improve as we increase the proportion of revenue derived from sales of our vertically integrated products.

Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.5 million during the three months ended September 26, 2020, compared to the corresponding period in 2019, due to certain technologies being fully amortized during the quarter. The decrease was offset by additional amortization due to capitalization of in-process technology to developed technology in the fourth quarter of 2019.
Amortization of intangible assets increased by $0.5 million during the nine months ended September 26, 2020, compared to the corresponding period in 2019 due to capitalization of in-process technology to developed technology in the fourth quarter of 2019. This increase was partially offset by certain technologies becoming fully amortized in the third quarter of 2020.
Acquisition and Integration Costs
Integration costs, within cost of revenue, decreased by $8.4 million and by $19.4 million during the three and nine months ended September 26, 2020, respectively, compared to the corresponding periods in 2019. This reduction has been the result of lower integration-related headcount, third-party contractors, and vendor spend during 2020 as we have largely completed our integration efforts.
Restructuring and Related
Restructuring and related costs primarily consisting of severance and related costs increased by $0.3 million during the three months ended September 26, 2020, compared to the corresponding period in 2019. Restructuring and related costs primarily consisting of severance and related costs decreased by $20.3 million during the nine months ended September 26, 2020, compared to the corresponding period in 2019. In the three and nine months ended September 26, 2020, the decrease in restructuring and related costs due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan prior to the third quarter of 2019 was partially offset by additional costs under the 2020 Restructuring Plan initiated in the second quarter of 2020. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 26, 2020		September 28, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$65,636	19%	$71,748	22%	$(6,112)	(9)%
Sales and marketing	28,954	9%	35,756	11%	(6,802)	(19)%
General and administrative	28,183	8%	27,621	9%	562	2%
Amortization of intangible assets	4,696	1%	6,861	2%	(2,165)	(32)%
Acquisition and integration costs	1,045	—%	11,962	4%	(10,917)	(91)%
Restructuring and related	6,679	2%	2,168	—%	4,511	208%
Total operating expenses	$135,193	39%	$156,116	48%	$(20,923)	(13)%

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$200,906	20%	$219,345	24%	$(18,439)	(8)%
Sales and marketing	97,459	10%	113,444	12%	(15,985)	(14)%
General and administrative	87,904	9%	96,337	11%	(8,433)	(9)%
Amortization of intangible assets	13,836	1%	20,663	2%	(6,827)	(33)%
Acquisition and integration costs	13,611	1%	31,260	3%	(17,649)	(56)%
Restructuring and related	17,356	2%	22,827	2%	(5,471)	(24)%
Total operating expenses	$431,072	43%	$503,876	55%	$(72,804)	(14)%
Research and Development Expenses
Research and development expenses decreased by $6.1 million, or 9%, during the three months ended September 26, 2020, and by $18.4 million, or 8%, during the nine months ended September 26, 2020 compared to the corresponding periods in 2019. The decrease in both periods was primarily attributable to lower employee-related costs and lower travel costs due to COVID-19 pandemic. The decreases were partially offset by higher equipment spend for new technologies and higher outside services spend associated with bringing our new technologies to market. As employee-related costs have declined, we have continued to make targeted innovation investments in research and development to support our strategy of expanding our vertically integrated product portfolio, including bringing new products to market quickly.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $6.8 million, or 19%, during the three months ended September 26, 2020, and by $16.0 million, or 14%, during the nine months ended September 26, 2020 compared to the corresponding periods in 2019. In these periods we incurred reductions in travel and marketing-related expenses, primarily driven by the impact of the COVID-19 pandemic. We also had lower employee-related spend during these periods as a result of workforce reduction initiatives. The 2020 year-to-date decrease was partially offset by higher spend in conducting lab trials.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 2%, during the three months ended September 26, 2020, and decreased by $8.4 million, or 9%, during the nine months ended September 26, 2020 compared to the corresponding periods in 2019. The increase in the three-month period was largely due to higher outside professional services and stock compensation expenses, partially offset by reductions in travel, primarily driven by the impact of the COVID-19 pandemic. The decrease in the nine-month period was attributable to lower employee-related expenses, lower travel expenses due to the COVID-19 pandemic, and a litigation settlement in the second quarter of 2019.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.2 million, or 32%, and by $6.8 million, or 33% during the three and nine months ended September 26, 2020, respectively, compared to the corresponding periods in 2019, primarily due to higher amortization of backlog by $2.0 million and $6.1 million, respectively, for the three and nine months ended September 28, 2019.
Acquisition and Integration Costs
Integration costs decreased by $10.9 million, or 91.3%, and by $17.6 million, or 56%, during the three and nine months ended September 26, 2020, respectively, compared to the corresponding periods in 2019, primarily due to lower integration-related headcount, third-party contractors and vendor spend in the three and nine months ended September 26, 2020, as compared to the same period last year, as we largely completed our integration efforts in 2019.

Restructuring and Related Costs
Restructuring and related costs increased by $4.5 million during the three months ended September 26, 2020, compared to the corresponding period in 2019. The increase in the three months ended September 26, 2020 was primarily due to severance and related costs under the 2020 Restructuring Plan. Restructuring and related costs decreased by $5.5 million during the nine months ended September 26, 2020, compared to the corresponding period in 2019 primarily due to facilities-related impairment charges in 2019, and severance and related costs under the 2018 Restructuring Plan in 2019 being higher than severance and related costs recorded under the 2020 Restructuring Plan in 2020. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	September 26, 2020	September 28, 2019	Change	% Change

	(In thousands)
Interest income	$7	$131	$(124)	(95)%
Interest expense	(12,645)	(7,868)	(4,777)	61%
Other gain (loss), net	5,018	(6,195)	11,213	(181)%
Total other expense, net	$(7,620)	$(13,932)	$6,312	(45)%

	Nine Months Ended
	September 26, 2020	September 28, 2019	Change	% Change

	(In thousands)
Interest income	$85	$1,080	$(995)	(92)%
Interest expense	(33,875)	(22,711)	(11,164)	49%
Other gain (loss), net	(9,656)	(5,908)	(3,748)	63%
Total other expense, net	$(43,446)	$(27,539)	$(15,907)	58%
Interest income during the three and nine months ended September 26, 2020 decreased by $0.1 million and $1.0 million, respectively, compared to the corresponding periods in 2019, primarily due to the liquidation of investments in 2019.
Interest expense during the three months ended September 26, 2020 compared to the corresponding period in 2019 increased by $4.8 million, primarily due to amortization of debt discount and debt issuance costs of $1.9 million and contractual interest of $1.3 million on the new convertible debt issued in March 2020, $0.5 million increase in amortization of debt discount and debt issuance costs on the 2024 Notes (as described and defined below), a $0.2 million increase in interest on a financing assistance arrangement obtained in May 2019, and a $1.0 million increase in interest and other related charges related to the Credit Facility (as described below) in August 2019, and as amended. This increase was offset by reduction in miscellaneous interest charges $0.1 million.
Interest expense during the nine months ended September 26, 2020 compared to the corresponding period in 2019 increased by $11.2 million, primarily due to amortization of debt discount and debt issuance costs of $4.3 million and contractual interest of $2.8 million on the new convertible debt issued in March 2020, $1.4 million increase in amortization of debt discount and debt issuance costs on the 2024 Notes (as described below), a $1.1 million increase in interest on a financing assistance arrangement obtained in May 2019, and a $3.5 million increase in interest and other related charges related to the Credit Facility (as described and defined below) in August 2019, and as amended. This increase was offset by a $1.4 million of interest credit from a supplier and reduction in miscellaneous interest charges of $0.5 million.
The change in other gain (loss), net, during the three months ended September 26, 2020 compared to the corresponding period in 2019 was $11.2 million due to a decrease in foreign exchange losses, primarily driven by the favorable foreign currency exchange rate changes.
The change in other gain (loss), net, during the nine months ended September 26, 2020 compared to the corresponding period in 2019 was $3.7 million due to an increase in foreign exchange losses, primarily driven by the devaluation of currencies in Latin American countries in which we have operations.

Income Tax Benefit/Expense
Income taxes during the three and nine months ended September 26, 2020 represented a tax expense of $1.4 million and $4.9 million, respectively, on pre-tax losses of $34.5 million and $191.9 million, respectively. This compares to a tax expense of $1.5 million and $3.1 million, on pre-tax losses of $83.2 million and $316.9 million, respectively, during the three and nine months ended September 28, 2019. Provision for income taxes decreased by approximately $0.1 million during the three months ended September 26, 2020, compared to the corresponding period in 2019 as a result of immaterial return to provision adjustments recorded in certain foreign jurisdictions. During the nine months ended September 26, 2020, provision for income taxes increased by $1.8 million, compared to the corresponding period in 2019, as a result of additional foreign tax expense.

Liquidity and Capital Resources

	Nine Months Ended
	September 26, 2020	September 28, 2019

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(164,516)	$(157,160)
Investing activities	$(27,148)	$(9,960)
Financing activities	$276,849	$48,673

	September 26, 2020	December 28, 2019

	(In thousands)
Cash	$196,546	$94,804
Restricted cash	19,238	25,826
	$215,784	$120,630
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the nine months ended September 26, 2020 was $164.5 million compared to $157.2 million for the corresponding period in 2019.
Net loss during the nine months ended September 26, 2020 was $196.8 million, which included non-cash charges of $152.2 million such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss during the nine months ended September 28, 2019 of $320.0 million, which included non-cash charges of $180.5 million.
Net cash used in working capital was $119.9 million during the nine months ended September 26, 2020. Accounts receivable decreased by $55.3 million due to cash collections. Inventory levels decreased by $63.2 million due to management efforts to reduce inventory. Prepaid and other assets increased by $25.5 million primarily due to timing of tax payments and increase in customer contract assets. Accounts payable decreased by $117.8 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by $73.5 million primarily due to the payment of the fiscal 2019 corporate bonus, restructuring liabilities, tax liabilities and purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in 2020. Deferred revenue decreased by $21.5 million due to the amortization of maintenance renewals and lower renewals during the period, which are typically contracted on an annual or multi-year basis.
Net cash used to fund working capital was $17.7 million during the nine months ended September 28, 2019. Accounts receivable decreased by $27.5 million primarily due to timing of invoicing and more timely collections on customer accounts. Inventory increased by $23.3 million as we built buffer inventory to reduce risk related to revenue plan execution and the transition of our Berlin, Germany manufacturing facility to a third-party contract manufacturer and increase in sales inventory for subsea customers. Accounts payable increased by $16.5 million largely to support the increase in inventory and were primarily offset by payment of overdue accounts associated with the acquired Coriant business. Prepaid and other assets increased by $53.5 million primarily due to timing of tax payments and increase in customer contract assets. Accrued liabilities and other expenses increased by $23.2 million primarily due to increased compensation related expenses and timing of tax payments. Deferred revenue decreased by $8.1 million due to the recognition of revenue on maintenance services provided to our customers, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the nine months ended September 26, 2020 was $27.1 million for the purchase of property and equipment.
Net cash used in investing activities during the nine months ended September 28, 2019 was $10.0 million. Investing activities during the nine months ended September 28, 2019 included proceeds of $26.6 million associated with maturities of investments and capital expenditures of $28.3 million. Additionally, $10.0 million held in escrow related to the Acquisition was released due to the absence of underlying claims during the nine months ended September 28, 2019 and $1.0 million was received from sale of a non-marketable equity investment.
Financing Activities
Net cash provided by financing activities during the nine months ended September 26, 2020 was $276.8 million compared to net cash provided by financing activities of $48.7 million in the corresponding period of 2019. Financing activities during the nine months ended September 26, 2020 included proceeds of $31.0 million from our common stock "at-the-market" offering program, $194.5 million from issuance of the 2027 Notes and $55.0 million from the Credit Facility (as described below). Payments during this period included $8.0 million under the Credit Facility, $5.3 million under the financing assistance arrangement, $2.4 million in debt issuance cost and $1.1 million for finance lease obligations.
Net cash provided by financing activities during the nine months ended September 28, 2019 was $48.7 million. Financing activities during the nine months ended September 28, 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities and $28.8 million from new revolving line of credit obtained in August 2019. Both periods included net proceeds from the issuance of shares under our 2007 Employee Stock Purchase Plan and minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units.
Liquidity
We believe that our current cash, along with the Credit Facility (as defined below) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, payments under the financing assistance arrangement with the third-party contract manufacturer, and the interest payments on the Notes and the Credit Facility for at least 12 months. While we believe we have enough cash to operate our business for the next 12 months, if the impact of the COVID-19 pandemic to our business and financial position is more extensive than expected and the existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On August 12, 2020, we entered into the Sales Agreement with Jefferies under which the Company may issue and sell through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $100.0 million. As of September 26, 2020, we issued and sold 4,049,530 shares of our common stock under the Sales Agreement, for net proceeds of approximately $31.0 million, after paying Jefferies a sales commission of approximately $0.9 million related to those shares. We intend to use the net proceeds for general corporate purposes, including working capital and capital expenditures.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 26, 2020, long-term debt, net, included $129.8 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $70.2 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of September 26, 2020, contractual obligations related to the 2027 Notes are payments of $5.0 million due each year from 2021 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
On August 1, 2019, we entered into the Credit Agreement with Wells Fargo Bank. The Credit Agreement provides for the Credit facility, a senior secured asset-based revolving credit facility of up to $100 million, which we may draw upon from time to time. We may increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. The Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility.
On December 23, 2019, we exercised our option to increase the total commitments under the Credit Facility and entered into the Amendment to the Credit Agreement with BMO Harris Bank N.A. and Wells Fargo Bank, as administrative agent. The Amendment increased the total commitments under the Credit Facility to $150 million.
The proceeds of the loans under the Amended Credit Agreement may be used to pay the fees, costs and expenses incurred in connection with the Amended Credit Agreement and for working capital and general corporate purposes. The Credit Facility matures, and all outstanding loans become due and payable, on March 5, 2024. Availability under the Credit Facility is based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. The Credit Facility is secured by first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts in certain domestic subsidiaries.
Loans under the Amended Credit Agreement bear interest, at our option, at either a rate based on LIBOR for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. Letters of credit issued pursuant to the Credit Facility will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees.
As of September 26, 2020, we have outstanding borrowings of $77.0 million due in March 2024 and related interest due monthly. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 26, 2020, long-term debt, net, included $301.0 million for 2024 Notes which represents the liability component of the $402.5 million principal balance, net of $101.4 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of September 26, 2020, contractual obligations related to the 2024 Notes are payments of $8.5 million due each year from 2021 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of September 26, 2020, we had $196.5 million of cash including $72.5 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Off-Balance Sheet Arrangements
As of September 26, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We assess these risks on a regular basis and have established policies that are designed to protect against, but that cannot entirely eliminate the adverse effects of these and other potential exposures.
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
Market Risk and Market Interest Risk
In March 2020, we issued the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%, and, therefore, we do not have economic interest rate exposure on the 2027 Notes. However, the fair values of the 2027 Notes is subject to interest rate risk, credit risk and market risk and other factors due to the convertible feature. The fair value of the 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2027 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2027 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2027 Notes at fair value. We present the fair value of the 2027 Notes for required disclosure purposes only.

For a discussion of our exposure to market risk and market interest risk related to the 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no other material changes to our market risk during the nine months ended September 26, 2020.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of September 26, 2020, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 26, 2020 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
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
Oyster Optics LLC II
On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming us as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. We filed our answer to the new complaint on July 16, 2018. On October 26, 2018, we filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of our affiliated subsidiaries). We also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted our motion for summary judgment and on June 28, 2019, the court entered a final judgment for us. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. Oyster filed its opening brief on November 20, 2019. We filed our responsive brief on January 29, 2020, and Oyster Optics filed its reply brief on March 13, 2020. Oral argument in connection with Oyster Optics appeal was scheduled for September 2, 2020, but the court waived oral argument. A decision in the case is pending. We believe that we do not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intend to defend this action vigorously. We are currently unable to predict the outcome of this litigation and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against us, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, we filed our answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster Optics filed an amended complaint. On December 3, 2019, we filed a motion to dismiss certain claims based on certain allegations made by Oyster Optics in its amended complaint, , and Oyster Optics filed its opposition to our motion on January 3, 2020. We filed our reply brief on January 13, 2020, and Oyster Optics filed its sur-reply on January 21, 2020. On December 27, 2019, we filed IPR petitions with the USPTO, in which we requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit. On January 17, 2020, we filed a motion to stay to the case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to our IPR petitions on April 13, 2020. We filed our answer to Oyster Optics’ amended complaint on April 14, 2020. In connection with our IPR petitions, the USPTO issued an order on June 8, 2020, requesting additional briefing on the issue of why we filed two IPR petitions instead of one. We filed our reply to the USPTO order on June 16, 2020, and Oyster Optics submitted its sur-reply on June 18, 2020. On June 26, 2020, the USPTO instituted some of our IPR claims and rejected others. In light of the USPTO’s favorable institution decision, we filed a renewed motion to stay the Oyster III case on June 30, 2020. On July 17, 2020, the Court denied our motion to stay the proceedings and on July 24, 2020 the Company received the Court's claim construction decision. On September 28, 2020, the Company filed motions for summary judgement based on the Company's license, non-infringement and marking defenses. The Company also filed motions to exclude certain testimony by Oyster Optics’ expert witnesses.
On September 29, 2020, the Court dismissed Oyster Optics’ fraud claims without prejudice in response to the motion the Company filed on December 3, 2019. The Company and Oyster Optics participated in a mediation on October 16, 2020, which failed to result in any settlement between the parties. A trial is currently scheduled for January 2021. We believe that we do not infringe any valid and enforceable claim of the Oyster III patent in suit and intend to defend this action vigorously. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against us, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. We filed answers to the complaint on May 29, 2020. On July 6, 2020, we filed a motion seeking to transfer the case to the Northern District of California, which motion remains pending at this time. The Parties continue to engage in fact discovery. A trial is currently scheduled for June 2021. We believe that we do not infringe any valid and enforceable claim of the Capella Patents and intend to defend this action vigorously. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
In addition to the matters described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 1A.Risk Factors
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
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:
•fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures, as well as the timing of purchases by our key customers;
•changes in customers’ budgets for optical transport network purchases and changes or variability in their purchasing cycles;
•fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, and customer consolidation, which may affect our ability to grow revenue;
•the timing and acceptance of our new product releases and our competitors' new product releases;
•how quickly, or whether at all, the markets in which we operate adopt our solutions;
•our ability to increase volumes and yields on products manufactured in our internal manufacturing facilities;
•delays in operations we may continue to experience during the course of utilizing our ERP system, which we implemented in August 2019, including unintended disruptions in our ability to deliver and bill for customer shipments, project our inventory requirements, and manage our supply chain, including our hardware servicing operations;
•our ability to successfully restructure or transform our operations within our anticipated time frame and realize our anticipated savings;
•the quality and timing of delivery of key components from suppliers, including any delays in the supply of components that may result from the effects of the COVID-19 pandemic;
•order cancellations, reductions or delays in delivery schedules by our customers;
•any delay in collecting or failure to collect accounts receivable;

•our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;
•any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation;
•readiness of customer sites for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us;
•the timing of revenue recognition and revenue deferrals;
•any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•the impact of a significant natural disaster, such as an earthquake, severe weather, or tsunami or other flooding, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which is located near major earthquake fault lines and in a designated flood zone; and
•general economic and political conditions in domestic and international markets, including those related to the 2020 presidential election in the United States, and other factors beyond our control, including the ongoing effects of the COVID-19 pandemic and related response measures.
Many factors affecting our results of operations are beyond our control and make it difficult to predict our results for a particular quarter and beyond. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.
The COVID-19 pandemic could have a material adverse effect on our business and results of operations.
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
As a result, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. The impact of our work-from-home policy that was implemented to protect our global workforce has contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020 and may have an impact on our operational processes in the future. We have also experienced some disruption and delays in our supply chain, customer demand, and logistics challenges, including certain limitations on our ability to access customer fulfillment and service sites and higher transport costs. We expect these existing conditions and ongoing effects of the COVID-19 pandemic and any resurgence in infection to have an adverse impact on our revenue and results of operations for the current fiscal year, and possibly fiscal 2021.
The COVID-19 pandemic and its potential effects on our business in the fourth quarter of fiscal 2020 and thereafter remains dynamic, and the broader implications for our business and results of operations remain uncertain. These implications could include further disruptions or restrictions on our ability to source, manufacture or distribute our products, including disruptions to our fabrication and manufacturing facilities in California and Pennsylvania and to the facilities of our suppliers and our contract manufacturers in China, Malaysia, Mexico, Hungary and Thailand, or the facilities of our suppliers and their contract manufacturers globally. Additionally, multiple countries have imposed and may further impose restrictions on business operations and movement of people and products to limit the spread of COVID-19. Delays in production or delivery of components or raw materials that are part of our global supply chain due to restrictions imposed to limit the spread of COVID-19 could delay or inhibit our ability to obtain supply of components and finished goods. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and enterprise and consumer behaviors. If COVID-19 becomes more prevalent in the locations where we, our customers or suppliers conduct business, or we experience more pronounced disruptions in our operations or ability to service our customers, we may experience constrained supply or curtailed demand that may materially adversely impact our business and results of operations. In addition, any other widespread health crisis that could adversely affect global and regional economies, financial markets and overall demand environment for our products could have a material adverse effect on our business, cash flows or results of operations.
    The COVID-19 pandemic has also led to increased disruption and volatility in capital markets and credit markets. The pandemic and any resurgence of infection resulting in further economic uncertainty could adversely affect our liquidity and capital resources in the future. While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets. The duration and severity of any further economic or market impact of the COVID-19 pandemic remains uncertain and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future. The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods. In addition, if the COVID-19 pandemic impacts the financial position of our customers or reseller partners, we may have difficulty collecting receivables, and our business and results of operations could be exposed to risks associated with uncollectible accounts. Lack of liquidity in the capital markets, macroeconomic weakness and market volatility, including disruption caused by the COVID-19 pandemic, may increase our exposure to these credit risks. Our attempts to monitor customer payment capability and to take appropriate measures to protect ourselves may not be sufficient, and it is possible that we may have to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if large, could have a material adverse effect on our revenue and operating results.
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
At any given time, various new product introductions and enhancements to our existing products are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early stage companies, to develop, manufacture and deliver components for our next-generation products, which can often require custom development. The development process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous efforts. These efforts often must be completed in a timely and coordinated manner so that they may be incorporated into the product development cycle for our systems, and include:
•completion of product development, including the development and completion of our next-generation optical engines, and the completion of associated module development;
•the qualification and multiple sourcing of critical components;
•validation of manufacturing methods and processes;
•extensive quality assurance and reliability testing and staffing of testing infrastructure;
•validation of software; and
•establishment of systems integration and systems test validation requirements.
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, which are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, limited or constrained engineering resources, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. For example, sustained restrictions on the ability of our engineers to work in our offices as a result of COVID-19-related restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively as desired in the development of new products, which could affect development schedules. If we do not develop and successfully introduce or enhance products in a timely manner, including the successful development of our next generation optical engine, our competitive position will suffer.
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
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or to grow our business. For example, in each of the fiscal quarters since the completion of the Acquisition, we have had a net loss and negative cash flows and we may continue to incur losses and negative cash flows in future quarters. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities. For example, in August 2019 and as supplemented in December 2019, we entered into the Credit Facility with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business. Further, in March 2020, we issued the 2027 Notes. On August 12, 2020, the Company entered into the Sales Agreement with Jefferies under which the Company may issue and sell through Jefferies, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $100 million. For additional risks related to the Notes, please see “Risk Related to our Notes” below.
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
The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. For example, the COVID-19 pandemic has caused a disruption of the global supply chain for certain components necessary for our products and the magnitude of or duration of any such impact is unknown. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
Our gross margin may fluctuate from period to period and may be adversely affected by a number of factors, some of which are beyond our control.
Our gross margin fluctuates from period to period and varies by customer and by product. Over the past eight fiscal quarters, our gross margin has ranged from 20.7% to 31.8%. Our gross margin is likely to continue to fluctuate and will be affected by a number of factors, including:
•the mix of the types of customers purchasing our products as well as the product mix;
•the initially lower margin expected to be generated by the initial products released that are powered by our next-generation technologies, as initial units tend to have higher per unit production costs and experience more variability in production yields;
•the pace at which we deploy solutions powered by our next generation technologies, which could lead to higher excess or obsolete inventory;
•the mix of products sold to customers that benefit from vertical integration as compared to products that include a higher percentage of third-party components;
•significant new deployments to existing and new customers, often with a higher portion of lower margin common equipment as we deploy network footprint;

•aggressive pricing tactics by our competitors;
•changes in the price or availability of components for our products, including as a result of COVID-19 pandemic-related supply shortages and due to new or increased tariffs on the prices of raw materials used in such components;
•increased costs of shipping, logistics and freight related to the COVID-19 pandemic;
•changes in our manufacturing costs, including fluctuations in yields and production volumes;
•pricing and commercial terms designed to secure long-term customer relationships, as well as commercial deals to transition certain customers to our new products;
•consolidation amongst our suppliers, which may increase prices of components for our products;
•the volume of Instant Bandwidth-enabled solutions sold, and the capacity of licenses activated;
•price discounts negotiated by our customers;
•charges for excess or obsolete inventory; and
•changes in warranty related costs.
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
In December 2018, we implemented the 2018 Restructuring Plan as part of a comprehensive review of our operations and ongoing integration synergies in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, we sought to reduce expenses, streamline the organization, and reallocate resources to align more closely with our needs going forward. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. For example, in the third quarter of 2019, we completed the transfer of our manufacturing operations in Berlin, Germany to a contract manufacturer. We may not fully realize all the projected cost savings from the closure of this site or other sites, which would harm our business. In addition, any disruptions in the smooth transition to a third-party manufacturer could damage customer relations and harm our ability to achieve our financial plans.
Further, any anticipated benefits from the 2018 Restructuring Plan, or from the 2020 Restructuring Plan initiated in the second quarter of 2020, may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. While we believe significant synergies have been achieved, our ability to continue to drive further synergies in the amounts and time frames expected are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced, and we may incur additional and/or unexpected costs to realize these additional synergies. In addition, as a result of these restructuring actions, our ability to execute on product development, address key market opportunities and/or meet customer demand, could be materially and adversely affected.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
While our revenue and customer base have become more diversified over the past few years, today a relatively small number of customers account for a large percentage of our revenue from period to period. For example, for the first three quarters of fiscal 2020, our top ten customers accounted for approximately 45% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. For fiscal 2018, our top ten customers accounted for approximately 54% of our total revenue. Our business will likely be harmed if any of our key customers are acquired, do not generate as much revenue as we forecast, stop purchasing from us, delay anticipated product purchases, or substantially reduce their orders to us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
In addition, the negative effects of the COVID-19 pandemic on global economic conditions may affect the network spending, procurement strategies, or business practices of our key customers. If any of our key customers experience a loss in revenue due to the impact of the COVID-19 pandemic on their consumer or enterprise customers, they may reduce or delay capital spending generally or with respect to our products, which could materially adversely affect our business and results of operations.
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
If reliability, quality, security or network monitoring problems develop, a number of negative effects on our business could result, including:

•reduced orders from existing customers;
•declining interest from potential customers;
•delays in our ability to recognize revenue or in collecting accounts receivables;
•costs associated with fixing hardware or software defects or replacing products;

•high service and warranty expenses;
•delays in shipments;
•high inventory excess and obsolescence expense;
•high levels of product returns;
•diversion of our engineering personnel from our product development efforts; and
•payment of liquidated damages, performance guarantees or similar penalties.
Because we outsource the manufacturing of certain components of our products, we may also be subject to product performance problems as a result of the acts or omissions of third parties, and we may not have adequate compensating remedies against such third parties.
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
The markets in which we compete are extremely competitive and this often results in aggressive business tactics by our competitors, including:
•aggressively pricing their optical transport products and other portfolio products, including offering significant one-time discounts and guaranteed future price decreases;
•offering optical products at a substantial discount or for free when bundled together with broader technology purchases, such as router or wireless equipment purchases;
•providing financing, marketing and advertising assistance to customers; and
•influencing customer requirements to emphasize different product capabilities, which better suit their products.
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
Competition in the packet-optical equipment market is intense. Our main competitors include WDM system suppliers, such as ADVA Optical Networking, Ciena Corporation, Cisco Systems, ECI (now part of Ribbon Communications Inc.), Huawei Technologies Co., Ltd., Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings.
Competition in the markets we serve is based on any one or a combination of the following factors:
•price and other commercial terms;
•functionality;
•existing business and customer relationships;
•the ability of products and services to meet customers’ immediate and future network requirements;
•power consumption;
•heat dissipation;
•form factor or density;
•installation and operational simplicity;
•quality and reliability;
•service and support;
•security and encryption requirements;
•scalability and investment protection; and
•product lead times.

In addition to our current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in the third quarter of fiscal 2019, Cisco Systems announced its intention to acquire optical communications supplier Acacia Communications. In July 2020, the parties extended the closing deadline for the transaction until January 2021 in order to allow for continued review by the State Administration for Market Regulation of the People’s Republic of China.
Some of our competitors have substantially greater name recognition, technical, financial and marketing resources, and better-established relationships with potential customers than we have. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels and/or have the ability to provide financing to customers, which could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and could, therefore, have an inherent advantage in selling products to those customers.
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
We rely on a number of third-party service partners, both domestic and international, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. In addition, as our customers increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our service partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:
•delays in recognizing revenue;
•liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;
•our services revenue and gross margin may be adversely affected; and
•our relationships with customers could suffer.
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
We rely on third-party contract manufacturers to perform a portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers that will guarantee product availability, or the continuation of particular pricing or payment terms. There are a number of risks associated with our dependence on contract manufacturers, including:
•reduced control over delivery schedules, particularly for international contract manufacturing sites;
•reliance on the quality assurance procedures of third parties;
•potential uncertainty regarding manufacturing yields and costs;
•potential lack of adequate capacity during periods of high demand;
•potential variability of pricing or payment terms due to agreement length;
•risks and uncertainties associated with the locations or countries where our products are manufactured, including potential manufacturing disruptions caused by social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic;
•limited warranties on components;
•potential misappropriation of our intellectual property; and
•potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters or international health emergencies such as the COVID-19 pandemic).
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
Our products can have a lengthy sales cycle, which can extend from six to twelve months and may take even longer for larger prospective customers. Our prospective customers conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our products. We incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. We have seen a lengthening of our sales cycle as a result of the COVID-19 pandemic, due to delays in the customer certification process for our products resulting from customer facility closures or access restrictions.
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
Our business requires significant capital. For example, in August 2019 and as supplemented in December 2019, we entered into the Credit Facility with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business. In addition, we issued the 2027 Notes in March 2020 to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, the Company entered into the Sales Agreement with Jefferies under which the Company may issue and sell through Jefferies, acting as agent and/or principal, shares of the Company’s common stock having an aggregate offering price of up to $100 million, to raise funds for general corporate purposes, including working capital and capital expenditures. We cannot guarantee sales pursuant to the Sales Agreement or that we will be able the raise the funds that we anticipate or desire. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
The trading prices of our common stock and the securities of other technology companies have been and may continue to be highly volatile. Factors affecting the trading price of our common stock include:

•variations in our operating results;
•announcements of technological innovations, new services or service enhancements, strategic alliances or agreements by us or by our competitors;
•the gain or loss of customers;
•recruitment or departure of key personnel;
•changes in the estimates of our future operating results or external guidance on those results or changes in recommendations or business expectations by any securities analysts that elect to follow our common stock;
•mergers and acquisitions by us, by our competitors or by our customers;
•market conditions in our industry, the industries of our customers and the economy as a whole, including global trade tariffs;
•social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic; and
•adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
Future sales of our common stock could cause our stock price to fall.
On August 12, 2020, we entered into the Sales Agreement with Jefferies under which we may issue and sell through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of up to $100 million, to raise funds for general corporate purposes, including working capital and capital. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.
In addition, if our existing stockholders sell, or indicate an intent to sell, a large number of shares of our common stock in the public market, it could cause our stock price to fall. We may also issue shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuance would result in dilution to our existing stockholders and could cause our stock price to fall.
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

Challenging economic conditions have from time to time contributed to slowdowns in the telecommunications industry in which we operate. Such slowdowns may result in:
•reduced demand for our products as a result of constraints on capital spending by our customers;
•increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customer’s utilization of inventoried or underutilized products, which could put additional downward pressure on our near-term gross profits;
•risk of excess or obsolete inventories;
•our customers facing financial difficulties, including bankruptcy;
•excess manufacturing capacity and higher associated overhead costs as a percentage of revenue; and
•more limited ability to accurately forecast our business and future financial performance.
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
Our international operations are subject to inherent risks, and our future results could be adversely affected by a variety of factors, many of which are outside of our control, including:
•greater difficulty in collecting accounts receivable and longer collection periods;
•difficulties of managing and staffing international offices, and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;
•tariff and trade barriers and other regulatory requirements or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•less effective protection of intellectual property than is afforded to us in the United States or other developed countries;
•potentially adverse tax consequences;
•natural disasters, acts of war or terrorism, and health crises, including the COVID-19 pandemic;
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes related to the outcome of the 2020 presidential election in the United States; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar versus other currencies that could negatively affect our financial results and cash flows.
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
Our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:
•changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changing tax laws, regulations, rates and interpretations in multiple jurisdictions in which we operate;
•changes to the financial accounting rules for income taxes;
•the tax effects of acquisitions; and
•the resolution of issues arising from tax audits.
For example, the U.S. enacted the 2017 Tax Act, which was a significant tax reform. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law, which could affect our results of operations in the period issued. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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

Acquisitions also involve numerous risks that could disrupt our ongoing business and distract our management team, including:
•problems integrating the acquired operations, technologies or products with our own;
•diversion of management’s attention from our core business;
•adverse effects on existing business relationships with suppliers and customers;
•risks associated with entering new markets; and
•loss of key employees.
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
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:
•authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;
•require that directors only be removed from office for cause;
•provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•prevent stockholders from calling special meetings; and
•prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find such exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Risks Related to our Notes
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
As of September 26, 2020, we had $402.5 million outstanding aggregate principal amount of 2024 Notes and $200 million outstanding aggregate principal amount of 2027 Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited; and
•a substantial portion of our future cash balance may be dedicated to the payment of the principal of our indebtedness as we have stated the intention to pay the principal amount of each series Notes in cash upon conversion or when otherwise due, such that we would not have those funds available for use in our business.
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

Item 6.Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on August 11, 2020

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

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 5, 2020