Form 10-K
period 2020-12-26
Infinera Corp
filed 2021-03-03
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-33486

Infinera Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0560433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6373 San Ignacio Avenue
San Jose, CA 95119
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $778,201,587 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 19, 2021, 203,036,792 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 26, 2020

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we,” “us,” “our”, “Infinera” or the "Company") is a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, disaggregated router platforms, a suite of networking and automation software offerings, and support and professional services.
Our customers include telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business Ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative, vertically integrated optical engine technology, comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. We believe our vertical integration strategy becomes increasingly more valuable as our customers transition to 800 gigabits per second (“Gb/s”) per wavelength transmission speeds and beyond, as the combination of our optical integration, DSP, and tightly integrated packaging enables leading optical performance at higher optical speeds with increased spectral efficiency.
Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offer packet-optical networking solutions that address multiple market segments within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, data center interconnect (“DCI”), and long-haul and subsea transport.
We have grown our solutions portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode AB (“Transmode”), a leader in metro packet-optical applications. In October 2018, we expanded our product portfolio and customer base through the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). The Acquisition has helped position us as one of the largest providers of vertically integrated transport networking solutions in the world and enhanced our ability to serve a global customer base and accelerate the delivery of the innovative solutions our customers demand. The Acquisition has also enabled us to expand the breadth of customer applications we can address, including 600 Gb/s coherent optical transport, metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control.
Our high-speed optical transport platforms are differentiated by our Infinite Capacity Engine (ICE) coherent optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of coherent optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fifth-generation PIC and latest generation FlexCoherent DSP (the combination of which we market as “ICE6”). ICE6 is capable of delivering 800 Gb/s over a single wavelength. ICE6 will be integrated into various networking platforms in our product portfolio.
Our products are designed to be managed by a suite of software solutions that enable simplified network management, multi-layer service orchestration, and automated operations. We also provide software-

enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network capacity needs evolve.
We believe our portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various transport network applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively meet bandwidth demand, which continues to grow 30%-35% year over year.
We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 6373 San Ignacio Avenue, San Jose, CA 95119. Our telephone number is (408) 572-5200. “Infinera,” “Infinera DTN-X,” “FlexCoherent,” “Infinera Groove,” “Infinera mTera,” “Infinera DRX,” “Infinera Transcend” and the Infinera logo, are trademarks or service marks of Infinera Corporation in the United States, certain other countries and/or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.
Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of wavelength division multiplexing (“WDM”) systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Customers deploy WDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the end-user. Fiber optic networks are generally capable of carrying most types of communications traffic. We believe that a number of trends in the communications industry are driving demand for large amounts of network bandwidth and ultimately will increase demand for packet-optical transport networking systems and software. These trends include:
•growth of cloud services;
•growth of over-the-top services and high-definition video streaming;
•growth of mobile broadband services, including 4G and emerging 5G services;
•increasing use of connected virtual and augmented reality devices; and
•the IoT, which continues to drive massive growth in the number of network-connected devices.
As network traffic grows, customers add transmission capacity to existing optical networks or deploy new systems to address bandwidth demands and offer expanded services to end-users.
We believe we are in the midst of an important shift in transport network architectures that impact the markets we serve. The shift to open and disaggregated networks is increasingly being embraced by the communications industry. Examples of this trend include separation of compute, storage, and networking in data centers, the separation of hardware, operating system and apps in smart phones, hardware/software separation in network function virtualization (NFV) and hardware and software routing stack routers, and open RAN initiatives for 5G. Industry evolution is now enabling optical networking to leverage these same principles of openness and disaggregation.
Optical networking technology has evolved to enable open networks at the physical and management layer. These technologies allow network operators to move from a traditional vendor locked-in model to a more flexible model where they can choose from a collection of modular, best-of-breed solutions from different suppliers for each network function. Open and standards-based interfaces ease the integration into a unified network architecture.
The shift to open optical networking provides network operators with key benefits that include:
•Accelerated innovation cycles: By leveraging the full innovation capabilities of the optical ecosystem, network operators are able to select best-in-class technologies and vendors independently throughout the network lifecycle. And solution providers can develop innovative technologies for specific network functions without having to supply end-to-end networking solutions significantly broadening the innovation ecosystem.

•Optimized network architectures: By selecting the ideal products and technologies for each layer and domain of the network independently, network operators are able to optimize their optical network for specific applications and services and avoid the constraints of a single-vendor for one-size-fits-all solutions.
•Improved network economics: Open optical networks enables cost-per-bit reducing innovations to be quickly deployed throughout the network lifecycle, with customized multi-vendor network designs providing additional scope for cost-optimization as capacity and service demands evolve.
A second shift is happening at the edge of the network, where fiber continues to be deployed closer to the end-user to deliver an improved, low latency customer experience. This trend is frequently referred to as “Fiber Deep,” and primarily occurs in two types of access networks: 4G/5G mobile transport networks and next-generation cable and multiple system operator (“MSO”) networks. As end-user bandwidth demand continues to grow exponentially, this trend is driving the need for high-performance coherent optics at the edge of the network.
We believe both of these trends require cost-efficient scalability, higher density and lower power per bit networking solutions with open network capabilities and high-performance optical engine technology.
Strategy
Our goal is to be the preeminent provider of high-performance transport technologies and solutions that enable customers to cost-efficiently scale network capacity and launch new services in response to increasing end-user bandwidth demand. Key aspects of our strategy include:
•Leveraging our vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers differentiated value by leveraging our vertically integrated optical engine. This value includes significant cost advantages that our innovative PIC and DSP technology enable, including service agility, spectral efficiency, optical performance leadership and reliability, industry-leading optical scalability, and high-density and ultra-power efficient platforms. Our strategy is to continue to evolve our unique optical technology with higher speed and increasingly efficient capabilities, integrating our vertically integrated optical engines across a broad range of our open optical networking platforms.
•Driving cost structure optimization and achieving cost advantages of scale. Leveraging scale as part of our vertical integration strategy, which includes integration of our optical engine across a broader set of platforms, enables us to achieve cost advantages and cost structure efficiencies that enhance our ability to continue to invest in research and development in our optical engine and end-to-end portfolio, as well as drive profitability. In particular, we believe our vertically integrated in-house manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective, and enable a lower cost structure and thus, higher profitability. To further drive cost structure optimization, we are transforming our supply chain to enable us to move from a fixed cost structure to an increasingly outsourced model that will allow for enhanced flexibility in our delivery capabilities to better support customers, while optimizing our cost leverage.
•Building open optical networking solutions. Our strategy is focused on leveraging open optical networking principles, including disaggregated networking solutions and industry-leading optical technology with open APIs and standardized data models to offer our customers best-in-class solutions and create insertion opportunities to gain market share. Open optical networking provides benefits for both network operators and innovative solution providers. These benefits include accelerating innovation cycles, enabling optimized and differentiated networking solutions, and the ability to transform network economics.
•Delivering a superior customer experience. Our success will continue to be driven by our commitment to providing a superior experience to all customers. In addition to product delivery capability that efficiently and predictably delivers innovative technology and high-quality products to market, we bring value to our customers by providing end-to-end solutions with differentiation that includes usage-based bandwidth provisioning, service agility and ease-of-use that accelerates time-to-revenue. Additionally, our global customer services team is committed to making our customers successful by providing the highest quality support services that help our customers deploy, operate and maintain their networks. We believe our technology leadership combined with our ability to provide the most reliable products and a differentiated customer experience contribute to customer success and represent major differentiators.
•Utilizing software-driven automation to deliver differentiated solutions. We believe we lead the industry in ease of use and automation, both integrated into our system design and facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of Instant Bandwidth offerings and introducing automation and programmability capabilities. We are extending management and control capabilities across our entire product portfolio with the addition of a new orchestration solution. This new solution enables customers to utilize end-to-end network resources and the automation of multi-layer, multi-domain and multi-vendor networks. Additionally, based on our customers’ desire for more programmable networks, we have added open application programming interfaces (“APIs”) to our solutions to enable our customers to create more agile and customized automated operations.
Customers, Products and Services
Our customer verticals include:
•Tier 1 carriers for domestic and international networks;
•Tier 2 and Tier 3 carriers;
•ICP and cloud providers;
•cable providers and MSOs;
•wholesale carriers;
•submarine network operators;
•large enterprise customers;
•research and education institutions; and
•government entities.
In the markets we serve, we believe our customers seek the following solutions to meet growing bandwidth needs, increase their revenue, expand their service offerings and lower the total cost of their operations:
•high-bandwidth solutions that scale optical transmission capacity to meet increasing bandwidth demand while providing efficiency through service granularity;
•flexible, efficient and easy to deploy solutions that optimize performance and increase reliability while reducing physical space and power consumption, leading to lower operational and capital expenses;
•easy-to-use solutions that are highly programmable, open, and automated, which help reduce the time and complexity of deploying new transmission bandwidth; and
•strong encryption at the transport layer.
We sell our products directly to our end-user customers and to channel partners that sell on our behalf. We do not have long-term sales commitments from our customers. One customer accounted for approximately 11%, 13% & 13% of the Company's revenue in 2020, 2019 and 2018, respectively. One other customer accounted for approximately 15% of the Company's revenue in 2018. No other customers accounted for over 10% of the Company's revenue in 2020, 2019 or 2018.
We have focused our efforts and capital on developing high-performance, vertically integrated transport technologies and solutions that enable customers to cost-efficiently scale network capacity and launch new services in response increasing end-user bandwidth demand. Our products feature industry-leading optical performance for capacity-reach, high service port density, a low power profile, and multi-layer, application-aware software that allows fast and simple provisioning of network services.
We believe one of our key differentiating capabilities is our deep vertical integration of high-end optical technology. Our Optical Innovation Center (OIC), which comprises a world-class team of scientists and engineers, is responsible for driving the opto-electronic innovations that are integrated into many of our coherent transport systems. Core OIC disciplines include coherent ASIC/DSP design, PIC design and manufacture, analog ASIC design, advanced packaging design and manufacture, and holistic co-design, including the RF interconnect. The Infinera OIC has been responsible for many industry firsts, including the first large-scale PIC, the first coherent PIC, the first commercial super-channels, the first Nyquist subcarriers, and the first point-to-multipoint coherent technology. Additional OIC innovation highlights include soft-decision forward error correction gain sharing techniques and long-codeword probabilistic constellation shaping. These innovations enabled the fourth-generation Infinite Capacity Engine (ICE4) optical engine to set multiple subsea spectral efficiency records, and they are also behind the superior reach performance of our 800 Gb/s capable ICE6 optical engine and our industry-first point-to-multipoint XR optics technology.
Financially, we believe our in-house developed technology approach enables improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration. These advantages also allow us to develop new technologies and solutions that offer our customers innovative ways to solve their business needs.
In 2020, we introduced our sixth-generation Infinite Capacity Engine (“ICE6”) to the market. ICE6, which is designed to support high-capacity optical transmission with dual-channel 800 Gb/s and leading optical performance, builds on the market success of ICE4 and Instant Bandwidth with a 1.6 terabits per second ("Tb/s") optical engine, providing a path for network operators to meet the ongoing growth of bandwidth and increasingly dynamic, unpredictable traffic flows. ICE6 combines our sixth-generation PIC with our internally developed 7 nanometer DSP technology.
Product Portfolio
Our hardware product portfolio consists of compact modular platforms, optical line systems, packet-optical platforms and network routers. Software products include the Infinera Transcend Software Suite, which includes SDN and network management software, and our CNOS routing software. These products address multiple market segments in the end-to-end transport infrastructure, including metro, long-haul and subsea. DCI is a subset of these markets. We also provide customer support services, including professional service offerings designed to help customers optimize their network assets and migrate legacy services.
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
Infinera Groove (GX) Series
The Infinera Groove (GX) Series of highly compact, modular, and sled-based platforms includes integrated muxponder capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the GX Series supports up to 800 Gb/s per wavelength to deliver cost-optimized optical reach in metro and long-haul applications, enabling rapid capacity increases as network traffic grows. The GX muxponder solution supports deployment over virtually any optical line system, enabling network operators to easily introduce our best-of-breed, high-performance transmission capabilities over existing infrastructure.
Infinera XT Series
The Infinera XT Series of compact, open and disaggregated platforms, powered by our ICE4, delivers up to 2.4 Tb/s of line-side capacity for metro, DCI, regional and long-haul networks in compact 1RU and 4RU form factors, with ultra-long-haul and submarine reach. These platforms are designed to power cloud scale network services over metro, DCI, long-haul and subsea networks.
Optical Line Systems
Infinera Groove (GX) Series
The Infinera Groove (GX) Series of modular, sled-based platforms includes integrated optical line system capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the GX solution supports up to 600 Gb/s per wavelength to deliver cost-optimized optical reach in metro and long-haul applications, enabling rapid capacity increases as network traffic grows. Introduced in 2020, the latest generation of GX platforms support 800 Gb/s per wavelength enabled by our ICE6 optical engine.
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
Infinera XTM Series
The Infinera XTM Series packet-optical transport platform enables high-performance metro connectivity solutions with service-aware capabilities optimized for 5G, Fiber Deep, business services and other metro transport applications. The XTM Series offers superior density, lower power consumption and higher scalability for multi-service metro access and aggregation networks, including integrated Layer 1 and Layer 2 support and Time Sensitive Networking features required for 5G mobile x-haul applications. The platform is designed for application-rich packet-optical metro networks providing cable, mobile, broadband and business services that require 10 Gb/s, 100 Gb/s or 200 Gb/s wavelengths with differentiated performance. This offering includes Auto-Lambda, a feature that provides a unique solution for deploying access and aggregation networks. Auto-Lambda enables network operators to simply plug DWDM optics into aggregation and access nodes, which allows the packet-optical network element to automatically tune each of the optical signals to the appropriate wavelength.
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
Infinera CNOS
Infinera CNOS is a hardware-independent network operating system that leverages field-proven 8600 Internet Protocol/MPLS software widely deployed by leading Tier 1 carriers. Infinera CNOS is designed to run on the Infinera DRX platform or on third-party packet switching white boxes to provide a scalable disaggregated router solution. This solution is designed to enable network operators to reduce capital expenses and accelerate innovation by minimizing vendor lock-in, while also reducing operational expenses with SDN-enabled automation and the ability to scale cost effectively with stacking and leaf-spine architectures.
System Software
Our networking platforms include system software designed to maximize reliability and streamline automation. This software controls all aspects of system operations, including command processing, system security, policy management, fault monitoring, and alarm reporting. our system software is designed to be field upgradable, with minimal impact on customer traffic.
Customer Support Services
In connection with our product offerings, we provide a comprehensive range of support services for all hardware and software products. These support services cover all phases of network ownership, from the initial installation through day-to-day maintenance activities and professional services, including migration of legacy transport services. From turnkey installation to standalone projects, our support services are designed to efficiently manage and maintain customer network operations in the face of today's ever-increasing demands for lower operational costs and minimized downtime.
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
Competition in the packet-optical equipment market is intense, with consolidation and geopolitical market shifts creating new competitive dynamics. In the long-haul market, our main competitors include WDM systems suppliers such as Ciena, Huawei, Nokia and ZTE. In the metro market, we face the same competitors as in long-haul, plus Cisco, ADVA Optical Networking, Ribbon Communications, and Fujitsu among others. In the DCI market we also face competition from vendors that are selling optical components directly to customers as opposed to WDM systems. In addition to our current competitors, other companies have, or may in the future, develop products that are, or could be, competitive with our products. We also may encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
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

Research and Development
Continued investment in research and development is critical to our business. To this end, we have a team of engineers with expertise in various fields, including photonic integrated circuits, components, systems, sub-systems and software. Our research and development efforts are currently focused in San Jose, California; Allentown, Pennsylvania; Annapolis, Maryland; Bangalore, India; Kanata, Canada; Stockholm, Sweden; Munich, Germany; Lisbon, Portugal; Shanghai, PRC; Espoo, Finland; and Naperville, Illinois. We utilize a mix of internal resources and supplement our staffing with development personnel provided by third parties on a contract basis. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. As part of the integration efforts related to the Acquisition, we are integrating the legacy Infinera and Coriant products into a seamless end-to-end portfolio; and we are investing in leveraging the vertical integration capabilities of Infinera across a broader portion of our platforms. We are also working to develop new generations of optical engines at a faster cadence than we have historically in order to bring new products to market more rapidly and meet customer demand. We believe these efforts will enhance our competitiveness in the markets we currently serve and also allow us to address adjacent markets to fuel our future growth.
Human Capital
Integrity, trust, mutual commitment, respect for diversity and execution excellence are some of Infinera’s core values – values brought to life by our talented, diverse, and dedicated global workforce. Employee health and safety are cornerstones of our human capital management, particularly during the COVID-19 pandemic. We continuously strive to build and maintain a culture of human connection, individual responsibility, and mutual integrity. As of December 26, 2020, we had 3,050 employees, with 1,902 of those employees located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements, as required by local laws or customs. We have not experienced any work stoppages, and we consider our employee relationships to be good.
Diversity and Inclusion
At Infinera, we strive to be a diverse company with an inclusive culture, as reflected in the way we treat each other and respect our differences, and how we do business with our customers and partners around the world. We believe that our rich culture of inclusion and belonging enables us to leverage the strengths of our people in an effort to exceed customer expectations and growth objectives. Current key diversity and inclusion (“D&I”) initiatives include our global D&I engagement committee, employee resource groups and talent acquisition.
In 2020, as part of our commitment to fully embrace D&I in all aspects of our business, we launched Infinera ALL-In, an employee-led, company-wide effort to promote, facilitate and support sustainable efforts that lead to meaningful and measurable results in our approach to diversity, inclusion, and belonging at the Company. Infinera ALL-In includes members of the executive leadership team (led by our CEO, CFO and CHRO) as well as employees from various global sites and functions who are passionate about D&I. It coordinates and supports new and existing global and local D&I efforts.
Our Infinera ALL-In effort aims to incorporate D&I in every aspect of our business and employee experience; to create an environment where everyone in our global community feels valued, respected, and supported so that every person has the opportunity to achieve full potential; to embrace the unique perspectives and experiences of our employees and partners in an effort to exceed our globally diverse customer expectations; and to prepare and implement a corporate framework for hiring, developing, and engaging the diverse talent required to maximize our opportunity.
To take a holistic approach to D&I, Infinera ALL-In conducted a global employee survey to see if, where, and how different groups of employees experience our company culture. Employee input is critical as we continue to build a unified global culture that values local needs and perspectives. This anonymous survey highlighted key areas of focus for Infinera. In response to the survey, we are adding African Descent/Black at Infinera and LGBTQ+ employee resource groups and incorporating our existing Women at Infinera ("WIN") employee resource group.

WIN was founded in 2018 with the purpose of positively reinforcing women in technology and facilitating engagement and collaboration across the Company. The group works to provide our female employees with access to conferences, social events, and other prominent engagements in the technology industry, as well as to support greater opportunities for career growth, internships, and leadership. In 2019, we created a formal WIN leadership board, which was expanded to a global cross-functional team in 2020.
We are training our recruiters in diversity sourcing strategies. As of December 26, 2020, women represented over 18% of our global employees and minorities represented approximately 36% of our U.S. workforce.
Infinera also participates in national and regional initiatives to recruit diverse talent. For example, in Canada we have an agreement with Canada’s Employment and Social Development Agency to hire and develop women and underrepresented minorities. In 2020, a majority of our Canadian new hires were women and minorities. Similarly, in Europe we are party to European Commission-funded consortium agreements through which we recruit, hire and develop women and underrepresented minority early-stage researchers.
Compensation, Benefits and Well-being
Our goal is to provide our talented employees with a total compensation package that is market-competitive and appropriate for the individual. Our total compensation for eligible employees includes base salary, bonuses and equity awards. We intend to maintain ongoing competitiveness for attracting and retaining talent. We continuously improve our human resources information systems for workforce data collection, monitoring and reporting, and expect that this will allow us to improve our understanding of compensation equity around the globe to ensure fair pay. In addition, with our benefits programs, we seek to provide market-competitive benefits as part of our total reward structure for all employees around the globe and their dependents.
As the world responds to the outbreak of the COVID-19 pandemic, we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology, tips and resources to our customers to help them do their best work while remote. Infinera is a critical infrastructure business with manufacturing facilities in the U.S. and research and development sites in several countries. As such, we have invested in creating physically safe work environments for our on-site workforce. We have a global leadership team comprised of local site leaders that meets regularly to support compliance with all local and international guidelines and establish best practices at every site. In the U.S., we have initiated rapid testing for essential on-site employees at no cost to employees and currently require all non-essential employees to work remotely. We regularly quarantine employees and provide paid leave to employees beyond what is required by local laws. We are working to help protect our local communities. For example, through our engagement with the Silicon Valley Leadership Group, we provided information and shared best practices to promote community safety. Also, proceeds from our on-site testing go to underserved community members to increase access to testing. Leveraging the knowledge of our local site leaders, we continue to evaluate opportunities for similar community initiatives outside of the U.S.
In light of the challenges presented by the COVID-19 pandemic to physical, mental, and emotional health, we have renewed our focus on employee well-being. For example, in the U.S., the Employee Assistance Program benefit includes mental health counseling for help with personal issues, childcare and eldercare referrals, financial coaching, legal consultation, and wellness tools. Employees are provided medical, dental, vision, long-term and short-term disability and life insurance, and employees covered under our health insurance have access to various wellness programs. Employees are provided paid parental leaves as new parents (birth or adoption). Finally, eligible employees are also eligible for unlimited flexible time off.
We are committed to providing employees with a healthful and safe work environment by striving to prevent accidents and improve workplace conditions, and continuously working to improve our processes and performance. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while our culture fosters a sense of proactivity, caution, and communication.
Growth and Development
We believe that transparency and integrity help foster a culture of professional growth. With that in mind, we encourage our employees to share candid feedback about working for our company through our Executive Suggestion site and on public forums such as Glassdoor.com. Our executives utilize this feedback as we work to consistently improve our employee experience.

In addition, we have increased communication between our employees and management teams, which has facilitated the integration of our Coriant workforce. We have also worked extensively with our global site leaders to provide local representation for our workforce, to try to equip our employees with all they need to succeed, and to use local solutions where appropriate.
Finally, experiential learning is powerful in career development, which is why we provide job-based learning opportunities including cross-functional transfers, expanded roles, and relocations to other geographies.
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
Intellectual Property
    Our innovative optical engine technology, including our PIC, DSP, module and related technologies, is foundational to our products and we believe it is highly valued by our customers and provides us with a competitive advantage.
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
    As of December 26, 2020, we held 1,126 U.S. patents and 771 international patents expiring between 2021 and 2038, and held 196 U.S. and 135 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

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

Governmental Regulations
Environmental Laws and Regulations. We are committed to maintaining compliance with all environmental laws and regulations applicable to our operations, products and services. Our business and operations are subject to various federal, state, local and foreign laws and regulations that have been adopted with respect to the environment, including the Waste Electrical and Electronic Equipment Directive ("WEEE"), Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS"), and Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") regulations adopted by the European Union. Environmental regulation is increasing and we expect that our operations will be subject to additional environmental compliance requirements, which may expose us to additional costs. We are also subject to disclosure requirements related to the presence of “conflict minerals” in our products. To date, our compliance costs relating to environmental regulations have not resulted in a material adverse effect on our business, results of operations or financial condition.
Other Laws and Regulations. We are subject to U.S. and foreign laws and regulations across the jurisdictions in which we operate. In addition to the environmental laws and regulations discussed above, we are subject to laws and regulations addressing the telecommunications industry, cybersecurity, privacy and data protection, export and import control, trade sanctions, and anti-bribery and anti-corruption. To date, our compliance costs relating to these laws and regulations have not resulted in a material adverse effect on our business, operating results or financial condition.
For further discussion of risks associated with these governmental laws and regulations, see Part I, Item 1A, “Risk Factors – Legal and Regulatory Risk Factors.”
Information about our Executive Officers
    Our executive officers and their ages and positions as of December 26, 2020, are set forth below:

Name	Age	Position
David W. Heard	52	Chief Executive Officer and Director
Nancy Erba	54	Chief Financial Officer
David L. Teichmann	64	Chief Legal Officer and Corporate Secretary
Nicholas R. Walden	49	Senior Vice President, Worldwide Sales
    David W. Heard has served as our Chief Executive Officer and has been a member of our Board of Directors since November 2020. Mr. Heard served as our Chief Operating Officer from October 2018 to November 2020. Mr. Heard previously served as our General Manager, Products and Solutions, from June 2017 to October 2018. Prior to joining us, Mr. Heard served as a private consultant from 2015 to June 2017. From 2010 to 2015, Mr. Heard served as President of Network and Service Enablement at JDS Uniphase. From 2007 to 2010, Mr. Heard served as Chief Operating Officer at BigBand Networks (now part of Arris). From 2004 to 2006, Mr. Heard served as President and Chief Executive Officer at Somera (now part of Jabil). From 2003 to 2004, Mr. Heard served as President and General Manager Switching Division at Tekelec (now part of Oracle). From 1995 to 2003, Mr. Heard served in a number of leadership roles at Santera Systems Spatial Networks and at Lucent Technologies (both now part of Nokia). Mr. Heard holds an M.B.A. from the University of Dayton, an M.S. in management from Stanford Graduate School of Business, where he was a Sloan Fellow, and a B.A. in production and operations management from Ohio State University.
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
David L. Teichmann has served as our Chief Legal Officer and Secretary since April 2019. Prior to joining us, Mr. Teichmann served as Executive Vice President, General Counsel and Corporate Secretary of

Oclaro, Inc., a maker of optical components and modules for the long-haul, metro and data center markets, from January 2014 until its acquisition by Lumentum in December 2018. From 2007 to 2012, he served as the Executive Vice President, General Counsel and Corporate Secretary of Trident Microsystems, Inc., a public fabless semiconductor company that sold television and set top box integrated circuits. From August 1998 to February 2006, he served as the Senior Vice President, General Counsel and Secretary of GoRemote Internet Communications, Inc., a secure managed global remote access solutions provider, guiding the company through its initial public offering in 1999 and its acquisition by iPass, Inc. in 2006. Mr. Teichmann held various senior legal counsel positions from 1989 to 1998 handling legal matters in Europe, Asia Pacific, Latin America and Canada and began his career with the Fenwick & West law firm. Mr. Teichmann holds a J.D. from the William S. Richardson School of Law at the University of Hawaii, an M.A. in law and diplomacy from the Fletcher School of Law and Diplomacy, and a B.A. in political science from Trinity College.
Nicholas R. Walden has served as our Senior Vice President, Worldwide Sales since January 2020. Mr. Walden served as Senior Vice President, Strategic Accounts from January 2019 to January 2020. He served as Senior Vice President, EMEA Sales from September 2015 to January 2019. Prior to joining us, Mr. Walden served in a variety of senior sales roles at Ciena Corporation from 1999 to 2015, most recently as its Vice President and Managing Director, Regional Carrier Business, EMEA. Mr. Walden studied HVAC Mechanical Engineering at the College of Technology at Reading, Berkshire, United Kingdom.
Available Information
We may use our website (http://www.infinera.com), press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on our website or any website referred to in this Form 10-K is not incorporated by reference unless expressly noted. We file reports with the Securities and Exchange Commission (“SEC”), which we make available on our website free of charge. These reports include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the SEC website is https://www.sec.gov.

ITEM 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. The risks set forth below are not the only risks we face. These, many other factors described in this report and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our operations, performance and financial condition. Our actual results could differ materially from our forward-looking statements.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Business and Operational Risk Factors
•Our quarterly results may vary significantly from period to period.
•The COVID-19 pandemic could have a material adverse effect on our business and results of operations.
•Any delays in the development, introduction or acceptance of our new products or in releasing enhancements to our existing products may harm our business.
•Our ability to increase our revenue will depend upon continued demand growth for additional network capacity and on customer capital spending details.
•We are dependent on sole source and limited source suppliers for several key components.
•We are dependent on a small number of key customers for a significant portion of our revenue.
•Product performance problems or deployment delays could harm our business and reputation.
•Increased consolidation among our customers and suppliers in the communications networking industry has had, and could continue to have, an adverse effect on our business and results of operations.
•The markets in which we compete are highly competitive and we may not be able to compete effectively.
•Aggressive business tactics by our competitors may harm our business.
•If we lose key personnel or fail to attract qualified personnel, our business may be harmed.
•Actions that we are taking to restructure our business may not be as effective as anticipated.
•We rely on various third-party service partners to help complement our global operations.
•We must respond to rapid technological change for our products to be successful.
•The manufacturing process for our optical engine and assembly of our products is very complex.
•If our contract manufacturers do not perform as we expect, our business may be harmed.
•If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs.
•Our large customers have substantial negotiating leverage.
•Our sales cycle can be long and unpredictable, which could result in unexpected revenue shortfalls.
•Any strategic transactions that we undertake could disrupt our business and harm our financial condition and operations.
Financial and Macroeconomic Risk Factors
•We may be unable to generate the cash flow necessary to make anticipated capital expenditures, service our debt, or grow our business.
•Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
•If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
•Our international sales and operations subject us to additional risks.
•We may be adversely affected by fluctuations in currency exchange rates.
•Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
•Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources.
•We may issue additional shares of our common stock in connection with conversions of the Notes.
•The fundamental change provisions of the 2024 Notes and the 2027 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
•The Capped Calls may affect the value of the 2024 Notes and our common stock.
•We are subject to counterparty risk with respect to the Capped Calls.

Legal and Regulatory Risk Factors
•If we fail to protect our intellectual property rights, our competitive position could be harmed, or we could incur significant expense to enforce our rights.
•Claims by others that we infringe their intellectual property could harm our business.
•If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
•Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.
•We are subject to governmental regulations that could adversely affect our business.
•We are subject to various governmental export control, trade sanctions and import laws and regulations that could impair our ability to compete in international markets or subject us to liability.
•A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
•Our business could be adversely affected if we cannot obtain and maintain required security clearances, or we do not comply with obligations regarding the safeguarding of classified information.
•Failure to comply with anti-bribery and similar laws could subject us to adverse consequences.
General Risk Factors
•The trading price of our common stock has been volatile and is likely to be volatile in the future.
•Future sales of our common stock could cause our stock price to fall.
•Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.
•Exclusive forum provisions in our bylaws will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
•Natural disasters, terrorist attacks or other catastrophic events could harm our operations.
For a more complete discussion of the material risks facing our business, see below.
Business and Operational Risk Factors
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
Factors that may contribute to fluctuations in our quarterly results, many of which are outside our control and may be difficult to predict, include:
•fluctuations in demand, sales cycles and prices for products and services, including discounts given in response to competitive pricing pressures or to secure long-term customer relationships, as well as the timing of purchases by our key customers;
•changes in customers’ budgets for optical transport network purchases and changes or variability in their purchasing cycles;
•fluctuations in our customer, product or geographic mix, including the impact of new customer deployments, which typically carry lower gross margins, customer consolidation, which may affect our ability to grow revenue, and products powered by our next-generation technologies, which initially tend to be lower margin due to higher per unit production costs and greater variability in production yields;

•the timing, market acceptance and rate of adoption of our new product releases and our competitors' new product releases;
•our ability to manage manufacturing costs, maintain or improve quality, and increase volumes and yields on products manufactured in our internal manufacturing facilities, each of which has been impacted by the COVID-19 pandemic;
•our ability to successfully restructure or transform our operations within our anticipated time frame and realize our anticipated savings;
•the price, quality and timing of delivery of key components from suppliers, including any shipping cost increases or delays in the supply of components that may result from the effects of the COVID-19 pandemic, as well as impacts due to consolidations amongst our suppliers;
•order cancellations, reductions or delays in delivery schedules by our customers;
•any delay in collecting or failure to collect accounts receivable;
•our ability to control costs, including our operating expenses and the costs and availability of components we purchase for our products;
•any significant changes in the competitive dynamics of the markets we serve, including any new entrants, new technologies, or customer or competitor consolidation, as well as aggressive pricing tactics by our competitors;
•our ability to manage inventory while timely meeting customer demand and avoiding charges for excess or obsolete inventory;
•readiness of customer sites for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us, each of which has been impacted by the COVID-19 pandemic;
•the timing of revenue recognition and revenue deferrals;
•any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, areas of high fire risk and in a designated flood zone; and
•general economic and political conditions in domestic and international markets, including those related to the recent change in presidential administration in the United States, and other factors beyond our control, including the ongoing effects of the COVID-19 pandemic and related response measures.
The COVID-19 pandemic could have a material adverse effect on our business and results of operations.

The COVID-19 pandemic has caused disruptions to our business and operations to date and could have a material adverse effect on our business and results of operations in the future. The COVID-19 global pandemic has adversely affected the economies of many countries and has resulted in significant governmental measures to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which we operate, and the imposition of shelter-in-place or similarly restrictive work-from-home orders impacting many of our offices and employees, including those located in the United States.

As a result of these governmental measures and pursuant to recommended safety guidelines, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. Our work-from-home policy has contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020, and may have an impact on our operational processes in the future. We have experienced some disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During fiscal 2020, some of these disruptions negatively impacted our revenue and our results of operations.

The impact of the COVID-19 pandemic on our business and results of operations in fiscal 2021 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources in fiscal 2021 due to the COVID-19 pandemic and its impacts on our customers, third-party service providers and capital markets.
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
Each of these steps, in turn, presents risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of our products. New generations of our optical engines as well as intensive software testing are important to the timely introduction of new products and enhancements to our existing products, which are subject to these development risks. In addition, unexpected intellectual property disputes, failure of critical design elements, limited or constrained engineering resources, and a host of other development execution risks may delay, or even prevent, the introduction of new products or enhancements to our existing products. For example, sustained restrictions on the ability of our engineers to work in our offices and laboratories as a result of COVID-19-related restrictions imposed by governments, or us, has made and could continue to make it more difficult for our engineers to collaborate as effectively as desired in the development of new products, which could affect development schedules. If we do not develop and successfully introduce or enhance products in a timely manner, including the successful development of our next generation optical engine, our competitive position will suffer.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions as has been precipitated by the COVID-19 pandemic, changes in government regulations relating to telecommunications and data networks, customer or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
We are dependent on sole source and limited source suppliers for several key components, and if we fail to obtain these components on a timely basis, we will not meet our customers’ product delivery requirements.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.

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
While our revenue and customer base have become more diversified over the past few years, a relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for fiscal 2020, our top ten customers accounted for approximately 43% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. For fiscal 2018, our top ten customers accounted for approximately 54% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
The development and production of products with high technology content is complicated and often involves problems with hardware, software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers and performance issues related to software updates. From time to time we have had to replace certain components or provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may also suffer degradation of performance and reliability over time.
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
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. For example, several of our customers have consolidated in the past. During 2016, Charter Communications acquired Time Warner Cable, Inc. and Altice acquired Cablevision. During 2017, Verizon acquired XO Communications and CenturyLink acquired Level 3 Communications. Customer consolidation has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.

In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, Lumentum acquired Oclaro in 2018 and II-VI acquired Finisar in 2019. In January 2021, Lumentum announced its intention to acquire Coherent, and MKS Instruments and II-VI each made unsolicited acquisition proposals for Coherent in February 2021. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
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
•functionality and optical performance;
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
In addition to our current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in the third quarter of 2019, Cisco Systems announced its intention to acquire optical communications supplier Acacia Communications, and in January 2021, the parties agreed to revised acquisition terms, with the acquisition expected to be completed by the end of the first quarter of 2021.
Some of our competitors have substantially greater name recognition, technical, financial and marketing resources. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels and/or have the ability to provide financing to customers, which could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and could, therefore, have an inherent advantage in selling products to those customers.
We also compete with low-cost producers that may increase pricing pressure on us and with a number of smaller companies that provide competition for a specific product, customer segment or geographic market. In addition, we may also face increased competition from system and component companies that develop products based on off-the-shelf hardware that offers the latest commercially available technologies. Due to the narrower focus of their efforts, these competitors may achieve commercial availability of their products more quickly than we can and may provide attractive alternatives to our customers.
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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.
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

Further, any anticipated benefits from the 2018 Restructuring Plan, or from the 2020 Restructuring Plan initiated in the second quarter of 2020, may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of these restructuring actions, our ability to execute on product development, address key market opportunities and/or meet customer demand could be materially and adversely affected.
We rely on various third-party service partners to help complement our global operations, and failure to adequately manage these relationships could adversely impact our financial results and relationships with customers.
We rely on a number of third-party service partners, both domestic and international, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. In addition, as our customers increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our service partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. Our service partners may also experience challenges in providing services to us as a result of the impact of the COVID-19 pandemic. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:
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
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products, is very complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products were fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, like the COVID-19 pandemic, work stoppage or otherwise, for any extended period of time would cause our business, financial condition and results of operations to be harmed.
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
We rely on third-party contract manufacturers to perform a portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers that will guarantee product availability, or the continuation of particular pricing or payment terms. We face a number of risks due to our dependence on contract manufacturers, including:
•reduced control over delivery schedules, particularly for international contract manufacturing sites;
•reliance on the quality assurance procedures of third parties;
•potential uncertainty regarding manufacturing yields and costs;
•potential lack of adequate capacity during periods of high demand;
•potential variability of pricing or payment terms due to agreement length;
•risks and uncertainties associated with the locations or countries where our products are manufactured, including potential manufacturing disruptions caused by social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics, such as the COVID-19 pandemic;
•limited warranties on components;
•potential misappropriation of our intellectual property; and
•potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters or international health emergencies such as the COVID-19 pandemic).

Any of these risks could impair our ability to fulfill orders. Any delays by our contract manufacturers may cause us to be unable to meet the delivery requirements of our customers, which could decrease customer satisfaction and harm our product sales. In addition, if our contract manufacturers are unable or unwilling to continue manufacturing our products or components of our products in required volumes or our relationship with any of our contract manufacturers is discontinued for any reason, we would be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change or qualify a new contract manufacturer, we could lose revenue and damage our customer relationships.
If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs, including inventory write-downs or equipment write-offs, which would adversely affect our business and results of operations.
We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthened lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.
If we overestimate market demand for our products and, as a result, increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, which could result in increased risk of obsolescence and significant inventory write-downs. Furthermore, this will result in reduced production volumes and our fixed costs will be spread across fewer units, increasing our per unit costs. If we underestimate demand for our products, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products, cause delays in shipments and our ability to recognize revenue, and result in potential loss of customers to competitors. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements.
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
Any acquisitions or strategic transaction that we undertake could disrupt our business and harm our financial condition and operations.
We have made strategic acquisitions of businesses, technologies and other assets in the past, including most recently the Acquisition. We may engage in acquisitions, divestitures or other strategic transactions in the future. In order to undertake certain of these transactions, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. If we are unable to achieve the anticipated strategic benefits of such transactions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if investors and securities analysts react unfavorably to a strategic transaction or if the integration or the anticipated financial and strategic benefits of such transactions are not realized as rapidly as or to the extent anticipated by investors and securities analysts.
Acquisitions, divestitures or other strategic transactions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock-based compensation expense, and write-up of acquired inventory to fair value. Divestitures can also result in contractual, employment or intellectual property liability related to divested assets. In addition, we may record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges in the future. If our actual results, or the plans and estimates used in future impairment analyses, are less favorable than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
Acquisitions, divestitures or other strategic transactions also involve numerous risks that could disrupt our ongoing business and distract our management team, including:
•problems integrating the acquired operations, technologies or products with our own;
•challenges in divesting assets and intellectual property without negatively affecting our retained business lines;
•diversion of management’s attention from our core business;
•adverse effects on existing business relationships with suppliers and customers;
•risks associated with entering new markets or exiting existing markets; and
•loss of key employees.
Our failure to adequately manage the risks associated with an acquisition, divestment or strategic transaction could have an adverse effect on our business, financial condition and results of operations.
Financial and Macroeconomic Risk Factors
We may be unable to generate the cash flow necessary to make anticipated capital expenditures, service our debt or grow our business.
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or to grow our business. For example, in each of the fiscal years since the completion of the Acquisition, we have had a net loss and negative cash flows from operations and we may continue to incur losses and negative cash flows from operations in the future periods. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities.
Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand for optical communications products. The COVID-19 pandemic has negatively affected the economies of many countries and has created significant uncertainty regarding global macroeconomic conditions. The COVID-19 pandemic has also led to increased disruption and volatility in capital markets and credit markets. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued uncertainty in the global economic environment may cause our customers to delay or cancel their purchases, or increase the time they take to pay or default on their payment obligations, each of which would negatively affect our business and operating results. Weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.
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

Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as supplemented in December 2019, we entered into the Credit Facility with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business. In addition, in March 2020 we issued convertible senior notes due March 1, 2027 (the “2027 Notes” and, together with the 2024 Notes, the “Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. For additional risks related to the Notes, please see “Common Stock and Indebtedness Risk Factors” below. In August 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all, and may be affected by any impact of the COVID-19 pandemic on capital markets. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
Our international sales and operations subject us to additional risks that may harm our operating results.
Sales of our products into international markets continue to be an important part of our business. During fiscal 2020, fiscal 2019 and fiscal 2018, we derived approximately 54%, 52% and 49%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.
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
•tariff and trade barriers and other regulatory requirements, contractual limitations, or customer specifications impacting our ability to sell or develop our products in certain foreign markets;
•less effective protection of intellectual property than is afforded to us in the United States or other developed countries;
•potentially adverse tax consequences;
•natural disasters, acts of war or terrorism, and health crises, including the COVID-19 pandemic;
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes related to the recent change in presidential administration in the United States; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar versus other currencies that could negatively affect our financial results and cash flows.
International customers may also require that we comply with certain testing or customization of our products to conform to local standards. The product development costs to test or customize our products could be extensive and a material expense for us.
Our international operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act, antitrust or competition laws, anti-money laundering laws, various trade controls, national security related regulations, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.
As we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union ("the EU") and, in particular, the United Kingdom's exit from the E.U., could slow economic growth in the region, affect foreign exchange rates, and could further discourage near-term economic activity, leading to our customers delaying purchases of our products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, financial condition and results of operations.

We may be adversely affected by fluctuations in currency exchange rates.
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency account balances, and also to reduce the volatility of cash flows primarily related to forecasted foreign currency revenue and expenses. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.
Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
Our effective tax rate and the amount of our taxable income could be subject to volatility or adversely affected by several factors, many of which are outside of our control, including:
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
For example, the 2017 Tax Act made a number of changes to the taxation of business entities and the U.S. Department of Treasury continues to issue regulations and interpretative guidance related thereto, which may impact our future effective tax rate. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
As of December 26, 2020, we had $402.5 million outstanding aggregate principal amount of 2024 Notes and $200.0 million outstanding aggregate principal amount of 2027 Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
In connection with the issuance of the 2024 Notes, we entered into capped call transactions (the "Capped Calls") with certain financial institutions who are the option counterparties. The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2024 Notes, as the case may be, with such reduction and/or offset subject to a cap.
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

Legal and Regulatory Risk Factors
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
Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult, time consuming and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of the proprietary rights of others. Such litigation could result in substantial cost and diversion of management resources, either of which could harm our business, financial condition and results of operations. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and results of operations.
Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and results of operations.
We incorporate free and open source licensed software into our products. Although we monitor our use of such open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition, non-compliance with open source software license terms and conditions could subject us to potential liability, including intellectual property infringement and/or contract claims. In such events, we may be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished in a timely manner, any of which could adversely affect our business, financial condition and results of operations.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and enhance our review and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error if we are unable to implement key operation controls around pricing, spending and other financial processes. Prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems, and Coriant, as a private company, was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In August 2019, we migrated to an integrated ERP system and encountered challenges that impacted our ability to complete our quarter-end closing procedures for the three months ended September 28, 2019 in a timely manner. If we are unable to successfully manage our integrated ERP system and maintain effective internal control over financial reporting of the combined company, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline. Additionally, if we encounter any further issues with our integrated ERP system, they may cause time delays and impact our ability to undertake financial reporting in a timely manner.
Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information, and includes certain personal information and other data relating to our employees and others. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. During the pendency of the COVID-19 pandemic, while so many of our own employees are primarily working from home and accessing our corporate network via remote devices, the potential for such events to occur is even greater. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or any other unauthorized access or disclosure of our information or other information that we or our third-party vendors maintain could compromise our intellectual property and result in loss of or unauthorized access to proprietary or confidential information. While we continually work to safeguard our internal network systems and validate the security of our third-party providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches. We also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant costs and expenses to remediate and otherwise respond to the incident, subject us to regulatory actions and investigations, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and in an effort to prevent future security incidents and breaches.
We are subject to governmental regulations that could adversely affect our business.
We are subject to governmental regulations that could adversely affect our business. This includes U.S. and foreign trade control laws that may limit where and to whom we are permitted to sell our products as well as the impact of new or revised environmental rules and regulations or other social initiatives on how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including WEEE, RoHS and REACH regulations adopted by the European Union. From time to time, the European Union restricts or considers restricting certain substances under these Directives. For example, indium phosphide is currently being considered for restriction under RoHS. Any restriction of indium phosphide or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem with complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.
Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or impede investment in network infrastructures. The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. In December 2017, the FCC voted to roll back its 2015 order regulating broadband internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision repeals net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, financial condition and results of operations.
In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions, including the United States, the EU and other regions, are evaluating or have implemented regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (the “GDPR”) has been in effect in the EU since May 2018, and similar regulatory standards are now in effect in the United Kingdom following its exit from the EU on December 31, 2020. These EU and UK laws impose stringent data handling requirements on companies that receive or process personal data of residents of the EU and the UK, respectively, and non-compliance could result in significant penalties, including data protection audits and heavy fines. Additionally, California has enacted the California Consumer Privacy Act (“CCPA”) which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information. Enforcement of the CCPA by the California Attorney General began on July 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 2020 election. The CPRA creates obligations relating to certain types of data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot fully predict the impact of the GDPR, the CCPA, the CPRA or other laws or regulations relating to cybersecurity, privacy or data protection on our business or operations, but these laws and regulations may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any failure to obtain the required approvals or comply with such laws and regulations could result in claims, litigation, and regulatory proceedings. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our reputation. Any of these could harm our business, financial condition and results of operations.
We are subject to various governmental export control, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our products are subject to U.S. and foreign export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
We have procedures in place designed to ensure our compliance with Trade Controls, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.
In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, in 2018 and 2019, the United States imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales. At this time, it remains unclear what additional actions, if any, will be taken by the governments of the United States or China with respect to such trade and tariff matters. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
We currently sell many of our solutions to various government entities, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual, or other legal rights to terminate contracts for convenience or due to a default. For purchases by the

U.S. federal government, the government may require certain products to be manufactured in the United States and other high cost manufacturing locations, and we may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing.
Additionally, we may be required to obtain special certifications to sell some or all of our solutions to government or quasi-government entities. Such certification requirements for our solutions may change, thereby restricting our ability to sell into the federal government sector until we have attained the revised certification. If our products and subscriptions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such governmental entities, or be at a competitive disadvantage, which would harm our business, financial condition and results of operations. There are no assurances that we will find the terms for obtaining such certifications to be acceptable or that we will be successful in obtaining or maintaining the certifications.
As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, financial condition, results of operations, public perception, and growth prospects.
Our business could be adversely affected if our employees cannot obtain and maintain required security clearances or we cannot maintain a required facility security clearance, or we do not comply with legal and regulatory obligations regarding the safeguarding of classified information.
Our U.S. government contract revenue includes income derived from contracts that require our employees to maintain various levels of security clearances, and may require us to maintain a facility security clearance, to comply with Department of Defense (“DoD”) requirements. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide specific information about these classified programs, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business or our business overall. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated.
Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in the United States and in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

General Risk Factors
The trading price of our common stock has been volatile and may be volatile in the future.
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
In addition, if the market for technology stocks or the broader stock market experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
Future sales of our common stock could cause our stock price to fall.
We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall. In August 2020, we entered into the Sales Agreement with Jefferies under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures.
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
Natural disasters, human violence or other catastrophic events could harm our operations.
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes, fires, floods and other natural disasters. Further, attacks and violence aimed at Northern California or at the United States energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, targeted attack or other man-made or natural catastrophe were to destroy any part of our or our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and results of operations would be harmed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
    Not applicable.

ITEM 2.        PROPERTIES
    Our headquarters are located in San Jose, California, which consist of approximately 82,000 square feet under lease. As of December 26, 2020, we leased approximately 261,000 square feet for research and development and manufacturing in Sunnyvale, California of which approximately 204,000 square feet was terminated and vacated in January 2021.
In addition to the leased buildings in San Jose and Sunnyvale, California, we also lease approximately 991,000 square feet of office spaces for research and development centers and for sales, service and support in various countries within (i) North America; (ii) LATAM; (iii) EMEA; and (iv) APAC.
All of these leases expire between 2021 and 2031. We also own a facility in Allentown, Pennsylvania. We intend to adjust our facility space to meet our requirements and we believe that suitable additional or substitute space will be available as needed to accommodate our business needs for our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.

ITEM 3.        LEGAL PROCEEDINGS
The information set forth under the heading “Legal Matters” in Note 14, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
    Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of February 19, 2021, there were 81 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
    We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
    The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 26, 2015 and its relative performance is tracked through December 26, 2020. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index,
and the Nasdaq Telecommunications Index

350
300
250
200
150
100
50
0
12/26/15
12/31/16
12/30/17
12/29/18
12/28/19
12/26/20
Infinera Corporation
Nasdaq Composite
Nasdaq Telecommunications

*Assumes $100 invested on December 26, 2015 in our common stock, in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        SELECTED FINANCIAL DATA
    You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
    We derived the statements of operations data for the years ended December 26, 2020, December 28, 2019 and December 29, 2018 and the balance sheet data as of December 26, 2020 and December 28, 2019 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 30, 2017 and December 31, 2016 and the balance sheet data as of December 29, 2018, December 30, 2017, and December 31, 2016 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. We have not declared or distributed any cash dividends.

	Years Ended
	December 26, 2020(1)	December 28, 2019(2)	December 29, 2018(3)	December 30, 2017	December 31, 2016

	(In thousands, except per share data)
Revenue	$1,355,596	$1,298,865	$943,379	$740,739	$870,135
Gross profit	$408,792	$325,923	$321,156	$244,000	$393,718
Net income (loss)	$(206,723)	$(386,618)	$(214,295)	$(194,506)	$(24,430)
Net income (loss) attributable to Infinera Corporation	$(206,723)	$(386,618)	$(214,295)	$(194,506)	$(23,927)
Net income (loss) per common share attributable to Infinera Corporation:
Basic	$(1.10)	$(2.16)	$(1.36)	$(1.32)	$(0.17)
Diluted	$(1.10)	$(2.16)	$(1.36)	$(1.32)	$(0.17)
Weighted average number of shares used in computing basic and diluted net income (loss) per common share:
Basic	188,216	178,984	157,748	147,878	142,989
Diluted	188,216	178,984	157,748	147,878	142,989
Total cash and cash equivalents, investments and restricted cash	$315,383	$132,797	$268,848	$305,211	$367,056
Intangible assets, net	$124,882	$170,346	$233,119	$92,188	$108,475
Goodwill	$273,426	$249,848	$227,231	$195,615	$176,760
Total assets	$1,732,497	$1,628,338	$1,801,270	$1,117,670	$1,198,583
Short-term debt	$101,983	$31,673	$—	$144,928	$—
Long-term debt, net	$445,996	$323,678	$266,929	$—	$133,586
Long-term financing lease obligation	$1,383	$2,394	$193,538	$—	$—
Common stock and additional paid-in capital	$1,965,446	$1,741,065	$1,686,091	$1,417,192	$1,354,227
Total stockholders’ equity	$426,284	$386,535	$703,821	$665,365	$762,328
(1)Effective December 29, 2019, the Company adopted Accounting Standards Update No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", on a modified retrospective basis through a cumulative-effect adjustment at the beginning of the first quarter of 2020. Results for the reporting periods beginning December 29, 2019 are presented under Topic 326, while prior period amounts are not adjusted.

(2)Effective December 30, 2018, we adopted Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“Topic 842”), using the alternative modified transition method. Results for the reporting periods beginning December 30, 2018 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Accounting Standards Codification (“ASC”) Topic 840, “Leases.”
(3)Effective December 31, 2017, we adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for the reporting periods after December 31, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC Topic 605, “Revenue Recognition” (“Topic 605”).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding the Acquisition; remaining payments under the 2020 Restructuring Plan; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; impacts of the recent presidential administration change in the United States; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract and retain highly skilled personnel; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the proliferation and impact of environmental regulation; statements related to the proliferation and impact of environmental regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our “Selected Financial Data” included in Part II, Item 6 of this Annual Report on Form 10-K and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
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

Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative optical engine technology, comprised of large-scale PICs and DSPs. We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a set of semiconductor chips. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including low cost per bit, low power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission. We believe our vertical integration strategy becomes increasingly more valuable as our customers transition to 800 gigabits per second (“Gb/s”) per wavelength transmission speeds and beyond, as the combination of our optical integration, DSP, and tightly integrated packaging enables a leading optical performance at higher optical speeds. Over time, we plan to integrate our optical engine technology into a broader set of transport platforms in order to enhance customer value and lower production costs.
Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offering a more complete suite of packet-optical networking solutions that address multiple markets within the end-to-end transport infrastructure. We achieved this expansion both by developing products internally and through acquisitions of Transmode AB in 2015 and Coriant in 2018. In particular, our acquisition of Coriant enhanced our ability to serve a global customer base and also enabled us to expand the breadth of customer applications we can address, including metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control.
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
Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we are able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we are taking appropriate measures to protect their health and safety and create and maintain a safe working environment. However, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively as desired in the development of new products, which can affect development schedules.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During fiscal 2020, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations in fiscal 2021 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, and broader global macroeconomic developments.
We continue to monitor the COVID-19 pandemic and actively assess potential implications to our business, supply chain and customer demand. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.
Liquidity and Capital Resources
We have implemented measures to preserve cash and enhance liquidity, including suspending salary increases and bonuses, reducing salaries paid to a portion of our workforce, instituting a broad-based hiring freeze, significantly reducing business travel, reducing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our products while managing potential changes or delays in installations.
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
On August 12, 2020, we entered into the Sales Agreement with Jefferies under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. During the year ended December 26, 2020, we sold 12,000,000 shares of common stock under the Sales Agreement, for net proceeds of approximately $93.4 million, after paying Jefferies a sales commission of approximately $2.9 million related to services provided as the sales agent with respect to the sales of those shares.

Financial and Business Highlights
    Total revenue was $1,355.6 million in 2020 as compared to $1,298.9 million in 2019, a 4% increase. The year over year increase in revenue was driven by revenue growth from service providers in APAC and from key customers in the United States. This growth was partially offset by lower revenue from our Cable vertical and a large European service provider which had strong revenue related to new deployments in the second half of 2019. In 2021, we anticipate benefiting from a diversified customer base and see several prospective opportunities to grow revenue by driving adoption of new and existing solutions. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by the ongoing pandemic and more generally, customer buying patterns, supply chain disruptions and the timing of customer network deployments.
Gross margin increased to 30.2% in 2020 from 25% in 2019. The year over year increase in gross margin was primarily driven by lower integration and restructuring costs, which were higher in 2019 following the Coriant acquisition in 2018, and successful cost reductions stemming from enhanced manufacturing efficiencies as we benefited from site and systems consolidations that were completed during 2019. In 2020, we continued to lower our fixed cost structure and practiced pricing discipline, particularly on products acquired in the Acquisition. In 2021, we intend to continue to improve our fixed cost structure and practice pricing discipline. Additionally, with our ICE6 platform we intend to expand our vertical integration capabilities across more of our product portfolio, which we expect will lower our cost structure and drive continued margin improvement over time.
Operating expenses declined to $564.0 million in 2020 from $676.2 million in 2019, a 17% decrease. This decrease was attributable to lower headcount costs, lower costs on travel related to the COVID-19 pandemic, and lower integration and restructuring costs, which were higher in 2019 following the Coriant acquisition. In 2021, we intend to continue to balance prudent cost management with investments in technology innovation and other activities that will drive our future growth.
One customer accounted for approximately 11% and 13% of our revenue in 2020 and 2019, respectively. No other customers accounted for over 10% of our revenue in 2020 or 2019.
We primarily sell our products through our direct sales force, with the remainder sold indirectly through channel partners. We derived 77% and 79% of our revenue from direct sales to customers in 2020 and 2019, respectively. In the future, we expect to continue generating a majority of our revenue from direct sales.
We are headquartered in San Jose, California, with employees located throughout North America, LATAM, EMEA and APAC.

Results of Operations
    The following sets forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 26, 2020	% of total revenue	December 28, 2019	% of total revenue	Change	% Change
Revenue:
Product	$1,045,551	77%	$1,011,488	78%	$34,063	3%
Services	310,045	23%	287,377	22%	$22,668	8%
Total revenue	$1,355,596	100%	$1,298,865	100%	$56,731	4%
Cost of revenue:
Product	$751,465	55%	$735,059	57%	$16,406	2%
Services	160,118	12%	146,916	11%	$13,202	9%
Amortization of intangible assets	29,247	2%	32,583	3%	$(3,336)	(10)%
Acquisition and integration costs	1,828	—%	28,449	2%	$(26,621)	(94)%
Restructuring and related	4,146	—%	29,935	2%	$(25,789)	(86)%
Total cost of revenue	$946,804	69%	$972,942	75%	$(26,138)	(3)%
Gross profit	$408,792	30.2%	$325,923	25.0%	$82,869	25%

	Years Ended
	December 28, 2019	% of total revenue	December 29, 2018	% of total revenue	Change	% Change
Revenue:
Product	$1,011,488	78%	$763,555	81%	$247,933	32%
Services	287,377	22%	179,824	19%	$107,553	60%
Total revenue	$1,298,865	100%	$943,379	100%	$355,486	38%
Cost of revenue:
Product	$735,059	57%	$517,765	55%	$217,294	42%
Services	146,916	11%	78,353	8%	$68,563	88%
Amortization of intangible assets	32,583	3%	23,475	2%	$9,108	39%
Acquisition and integration costs	28,449	2%	—	—%	$28,449	*NMF
Restructuring and related	29,935	2%	2,630	—%	$27,305	*NMF
Total cost of revenue	$972,942	75%	$622,223	66%	$350,719	56%
Gross profit	$325,923	25.0%	$321,156	34.0%	$4,767	1%

*NMF - not meaningful
Revenue
2020 Compared to 2019. Product revenue increased by $34.1 million, or 3%, in 2020 from 2019. This increase was primarily driven by aforementioned growth from key customers in APAC and the United States. This increase was partially offset by lower revenue from our Cable vertical and a large European customer which had strong revenue related to new deployments in the second half of 2019.
Services revenue increased by $22.7 million, or 8%, in 2020 from 2019. This increase was attributable to an increase in amortized revenue stemming from higher services maintenance revenue, driven by a new customer and growth in existing customer renewals, and an increase in professional services revenue primarily from network installations.
2019 Compared to 2018. Product revenue increased by $247.9 million, or 32%, in 2019 from 2018, primarily attributable to the inclusion of Coriant’s revenue for all of 2019 as compared to only the fourth quarter of 2018. Revenue growth was also driven by strong year over year growth from our ICP and Tier 1 verticals. Overall growth was partially offset by a decline from our cable vertical, as compared to a very strong 2018.
Services revenue increased by $107.6 million, or 60%, in 2019 from 2018, primarily attributable to the inclusion of Coriant's services revenue for all of 2019 as compared to only the fourth quarter of 2018. Services revenue was slightly offset by lower revenue from our largest cable customer.
In line with typical seasonality in our industry, we expect our total revenue will be lower in the first quarter of 2021 as compared to the fourth quarter of 2020, as our customers take time to determine and operationalize their 2021 budgets.
Revenue by geographic region is based on the shipping address of the customer. The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 26, 2020	% of total revenue	December 28, 2019	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$630,422	47%	$628,075	48%	$2,347	—%
International	725,174	53%	670,790	52%	54,384	8%
	$1,355,596	100%	$1,298,865	100%	$56,731	4%
Total revenue by sales channel
Direct	$1,039,976	77%	$1,032,527	79%	$7,449	1%
Indirect	315,620	23%	266,338	21%	49,282	19%
	$1,355,596	100%	$1,298,865	100%	$56,731	4%

	Years Ended
	December 28, 2019	% of total revenue	December 29, 2018	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$628,075	48%	$476,784	51%	$151,291	32%
International	670,790	52%	466,595	49%	204,195	44%
	$1,298,865	100%	$943,379	100%	$355,486	38%
Total revenue by sales channel
Direct	$1,032,527	79%	$838,931	89%	$193,596	23%
Indirect	266,338	21%	104,448	11%	161,890	155%
	$1,298,865	100%	$943,379	100%	$355,486	38%

2020 Compared to 2019. Domestic revenue increased by $2.3 million in 2020 compared to 2019, primarily due to strong growth from ICP customers. In 2020, the growth from our ICP vertical was nearly offset by moderate declines from certain Cable and Tier 1 customers.
International revenue increased by $54.4 million, or 8%, in 2020 compared to 2019. In this period, revenue in APAC increased strongly due to certain large new deployments. We also enjoyed growth in Other Americas and in EMEA in 2020.
Indirect revenue increased $49.3 million, or 19% primarily due to our growth in international revenue, where in certain regions we typically sell through channel partners as opposed to selling directly to customers.
2019 Compared to 2018. Domestic revenue increased by $151.3 million, or 32%, in 2019 compared to 2018, primarily attributable to the inclusion of Coriant’s revenue for all of 2019 as compared to only the fourth quarter of 2018. In 2019 we saw a significant increase in spending from our ICP and Tier 1 verticals. Growth was partially offset by lower spending from cable operators in 2019, compared to a very strong 2018.
International revenue increased by $204.2 million, or 44%, in 2019 compared to 2018, primarily attributable to the inclusion of Coriant’s revenue for all of 2019 as compared to only the fourth quarter of 2018. Additionally, we also benefited from increased ICE4 sales to a key customer in Europe.
Indirect revenue increased $161.9 million, or 155% due to the Acquisition, as Coriant’s business model carried a higher proportion revenue driven by channel partners than Infinera’s did historically.
Cost of Revenue and Gross Margin
2020 Compared to 2019. Gross margin increased to 30.2% in 2020 from 25% in 2019. In this period our margins benefited from reductions in integration-related expenses and restructuring costs. We also reduced costs attributable to completing site and systems consolidations over the course of 2019.
2019 Compared to 2018. Gross margin decreased to 25% in 2019 from 34.0% in 2018. This decline was primarily due to the mix of products acquired from the Acquisition, as Coriant products historically had a lower margin. As the time of the Acquisition, Coriant carried a higher cost structure largely due to not being vertically integrated. Integration and restructuring expenses also contributed to the gross margin decline. Over the course of 2019, we were able to improve margins by improving pricing discipline and executing on our integration strategy of lowering our cost structure by reducing headcount and transitioning costs to lower cost regions and variable cost models.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of footprint versus fill, product mix, customer mix and overall volume.
We currently expect that gross margin in the first quarter of 2021 will be slightly lower than that of the fourth quarter of 2020. In the first quarter we will look to optimally spread our fixed costs across the seasonally lower anticipated revenue and intend to continue practicing pricing discipline and lowering costs
Amortization of Intangible Assets
2020 Compared to 2019. Amortization of intangible assets decreased by $3.3 million in 2020 from 2019 due to certain technologies becoming fully amortized in the third quarter of 2020. The decrease was partially offset by capitalization of in-process technology to developed in the fourth quarter of 2019.
2019 Compared to 2018. Amortization of intangible assets increased by $9.1 million in 2019 from 2018 primarily due to a full year of amortization expense on intangible assets acquired from Coriant.
Acquisition and Integration Costs
2020 Compared to 2019. Acquisition and integration costs decreased by $26.6 million in 2020 from 2019. This reduction has been the result of lower integration-related headcount, third-party contractors, and vendor spend during 2020 as we have largely completed our integration efforts.
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
See Note 7, “Business Combination” to the Notes to Consolidated Financial Statements for more information on the Acquisition.

Restructuring and Related
2020 Compared to 2019. In 2020, within cost of revenue, we incurred $4.1 million in restructuring and other related costs, including $4.0 million of severance and related costs and $0.1 million of asset impairment charges and impaired facilities charges. The restructuring and related costs decreased by $25.8 million due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in fiscal year 2020. This decrease was partially offset by additional costs under the 2020 Restructuring Plan initiated in the second quarter of 2020.
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
Operating Expenses
    The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 26, 2020	% of total revenue	December 28, 2019	% of total revenue	Change	% Change
Research and development	$265,634	20%	$287,977	22%	$(22,343)	(8)%
Sales and marketing	129,604	10%	151,423	12%	$(21,819)	(14)%
General and administrative	112,240	8%	126,351	10%	$(14,111)	(11)%
Amortization of intangible assets	18,581	1%	27,280	2%	$(8,699)	(32)%
Acquisition and integration costs	13,346	1%	42,271	3%	$(28,925)	(68)%
Restructuring and related	24,586	2%	40,851	3%	$(16,265)	(40)%
Total operating expenses	$563,991	42%	$676,153	52%	$(112,162)	(17)%

	Years Ended
	December 28, 2019	% of total revenue	December 29, 2018	% of total revenue	Change	% Change
Research and development	$287,977	22%	$244,302	26%	$43,675	18%
Sales and marketing	151,423	12%	124,238	13%	$27,185	22%
General and administrative	126,351	10%	80,957	9%	$45,394	56%
Amortization of intangible assets	27,280	2%	29,296	3%	$(2,016)	(7)%
Acquisition and integration costs	42,271	3%	15,530	2%	$26,741	172%
Restructuring and related	40,851	3%	12,512	1%	$28,339	226%
Total operating expenses	$676,153	52%	$506,835	54%	$169,318	33%
The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Research and development	$16,863	$17,457	$16,270
Sales and marketing	10,907	8,413	10,869
General and administration	13,906	10,460	9,649
Total	$41,676	$36,330	$36,788
Research and Development Expenses
2020 Compared to 2019. Research and development expenses decreased by $22.3 million, or 8% in 2020 from 2019. The decrease was primarily attributable to lower employee-related costs and lower travel costs due to the COVID-19 pandemic. The decreases were partially offset by higher outside services spend associated with bringing our new technologies to market. As employee-related costs have declined, we have continued to make targeted innovation investments in research and development to support our strategy of expanding our vertically integrated product portfolio, including bringing new products to market quickly.
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
Sales and Marketing Expenses
2020 Compared to 2019. Sales and marketing expenses decreased by $21.8 million, or 14%, in 2020 from 2019. This decrease was driven by lower travel and marketing-related expenses, primarily driven by the impact of the COVID-19 pandemic. We also had lower employee-related spend during these periods, primarily due to workforce reduction initiatives. The 2020 decrease was partially offset by higher stock-based compensation expenses.
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
General and Administrative Expenses
2020 Compared to 2019. General and administrative expenses decreased by $14.1 million, or 11%, in 2020 from 2019. The decrease was attributable to lower outside services spend stemming from cost management initiatives, lower employee-related expenses, lower travel expenses due to the COVID-19 pandemic, and a litigation settlement in the second quarter of 2019.
2019 Compared to 2018. General and administrative expenses increased by $45.4 million, or 56%, in 2019 from 2018, primarily due to the inclusion of headcount associated expenses from the Coriant business and higher outside professional services. General and administrative expenses grew faster than revenue to ensure we had sufficient infrastructure and operations to support the larger company.
Amortization of Intangible Assets
2020 Compared to 2019. Amortization of intangible assets decreased by $8.7 million in 2020 from 2019 primarily due to higher amortization of backlog by $8.1 million in 2019. Backlog is amortized over the expected customer lives.
2019 Compared to 2018. Amortization of intangible assets decreased by $2.0 million in 2019 from 2018, primarily due to higher amortization of backlog in 2018 compared to 2019 offset by higher amortization of customer relationship intangible assets in 2019 as a result of the Acquisition.
Acquisition and Integration Costs
2020 Compared to 2019. Acquisition and integration costs decreased by $28.9 million in 2020 from 2019 primarily due to lower integration-related headcount, third-party contractors and vendor spend as we largely completed our integration efforts in 2019.

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
See Note 7, “Business Combination” to the Notes to Consolidated Financial Statements for more information on the Acquisition.
Restructuring and Related
2020 Compared to 2019. Restructuring and related costs decreased by $16.3 million in 2020 compared to 2019. The severance and related costs decreased by $11.2 million due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in fiscal year 2020. This decrease was partially offset by additional costs under the 2020 Restructuring Plan initiated in the second quarter of 2020. Facilities-related impairment charges decreased by $4.9 million due to impairment of a facility in Naperville, Illinois in 2019. The decrease was by offset additional impairment charges on our facility in Naperville and impairment of certain other leased facilities recorded in fiscal 2020.
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
Other Income (Expense), Net

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018

	(In thousands)
Interest income	$118	$1,139	$2,428
Interest expense	(46,728)	(31,657)	(22,049)
Other gain (loss), net	1,121	(2,907)	(9,650)
Total other income (expense), net	$(45,489)	$(33,425)	$(29,271)

2020 Compared to 2019. Interest income decreased by $1.0 million in 2020 compared to 2019, primarily due to the liquidation of investments in 2019. Interest expense increased by $15.1 million, primarily due to amortization of debt discount and debt issuance costs of $6.3 million and contractual interest of $4.0 million on the new convertible debt issued in March 2020, $1.9 million increase in amortization of debt discount and debt issuance costs on the 2024 Notes (as described below), a $0.9 million increase in interest on a financing assistance arrangement obtained in May 2019, and a $3.7 million increase in interest and other related charges related to the Credit Facility (as described and defined below) obtained in August 2019, and as amended. This increase was offset by a $1.4 million of interest credit from a supplier and reduction in miscellaneous interest charges of $0.3 million.
The change in other gain (loss), net, in 2020 from 2019 was $4.0 million due to a decrease in foreign exchange losses, primarily driven by the favorable foreign currency exchange rate changes.
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
Provision for/(Benefit From) Income Taxes
We recognized an income tax expense of $6.0 million on a loss before income taxes of $200.7 million, $3.0 million on a loss before income taxes of $383.7 million, and an income tax benefit of $0.7 million on a loss before income taxes of $215.0 million in 2020, 2019 and 2018, respectively. The resulting effective tax rates were (3.0)%, (0.8%) and 0.3% for 2020, 2019 and 2018, respectively. The 2020 and 2019 effective tax rates differ from the expected statutory rate of 21% based on our ability to benefit from our U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The increase in 2020 income tax provision compared to 2019 is due to additional foreign earnings.
Because of our U.S. operating loss in 2020, significant loss carryforward position, and corresponding valuation allowance in all years, other than separate filing state taxes and minimum taxes, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. The release of transfer pricing reserves in the future will have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
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
Liquidity and Capital Resources

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
	(In thousands)

Net cash flow provided by (used in):
Operating activities	$(112,300)	$(167,350)	$(99,083)
Investing activities	$(39,009)	$(12,609)	$12,624
Financing activities	$334,162	$71,910	$207,889

	Years Ended
	December 26, 2020	December 28, 2019

	(In thousands)
Cash and cash equivalents	$298,014	$109,201
Restricted cash	17,369	23,596
	$315,383	$132,797
    Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities was $112.3 million for 2020, as compared to net cash used in operating activities of $167.4 million for 2019 and net cash used in operating activities of $99.1 million for 2018.

Net loss for 2020 was $206.7 million, which included non-cash charges of $206.2 million such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss of $386.6 million in 2019, which included non-cash charges of $227.5 million. Net cash used in working capital was $111.8 million in 2020. Accounts receivable decreased by $32.2 million due to cash collections. Inventory levels decreased by $71.4 million due to management efforts to reduce inventory. Prepaid and other assets increased by $36.1 million primarily due to timing of value-added tax and income tax payments and increase in customer contract assets. Accounts payable decreased by $93.4 million primarily due to more timely payments to suppliers. Accrued liabilities and other expenses decreased by $107.7 million primarily due to the payment of the fiscal 2019 corporate bonus, restructuring liabilities, tax liabilities, purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in 2020 and no accrual for fiscal 2020 corporate bonus. Deferred revenue increased by $21.9 million due to higher maintenance renewals during the period attributable to expanding our installed base. Maintenance contracts are typically contracted on an annual or multi-year basis.
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
Investing Activities
Net cash used in investing activities for 2020 was $39.0 million for the purchase of property and equipment.
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
Financing Activities
Net cash provided by financing activities was $334.2 million for 2020. Financing activities in 2020 included net proceeds of $92.9 million from our common stock "at-the-market" offering program (net of commissions and other charges), $194.5 million from issuance of the 2027 Notes and $55.0 million from the Credit Facility (as described below). Payments during this period included $8.0 million under the Credit Facility, $5.3 million under the financing assistance arrangement, $2.5 million in debt issuance cost, $1.6 million for finance lease obligations and $5.7 million for term license purchase. The period also included net proceeds from the issuance of shares under our ESPP and the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
Net cash provided by financing activities was $71.9 million for 2019. Financing activities in 2019 included proceeds of $8.6 million from issuance of debt associated with mortgaging one of our facilities, $48.1 million from a new revolving line of credit obtained in August 2019 and subsequently amended in December 2019 (as described under “Liquidity and Capital Resources-Liquidity” below) and $24.3 million under a financing assistance arrangement with third-party contract manufacturer. Financing activities during 2019 also included $20.0 million for the repayment of the revolving line of credit. The period also included net proceeds from the issuance of shares under our ESPP and the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities was $207.9 million for 2018. Financing activities in 2018 included proceeds from the issuance of the 2024 Notes of $391.4 million, offset by the payment for capped call transactions related to the 2024 Notes of $48.9 million. Financing activities during 2018 also included $150.0 million for the repayment of the 2018 Notes, which matured on June 1, 2018. Additionally, we made principal payments on capital lease obligations of $1.2 million during the period. The period also included net proceeds from the issuance of shares under the ESPP and the exercise of stock options. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of restricted stock units RSUs.
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
On August 12, 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which the Company issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million. During the year ended December 26, 2020, we issued and sold 12,000,000 shares of our common stock under the Sales Agreement, for net proceeds of approximately $93.4 million, after paying Jefferies a sales commission of approximately $2.9 million related to those shares. We intend to use the net proceeds for general corporate purposes, including working capital and capital expenditures.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 26, 2020, long-term debt, net, included $131.8 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $68.2 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of December 26, 2020, contractual obligations related to the 2027 Notes are payments of $5.0 million due each year from 2021 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
On August 1, 2019, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $100 million (the "Credit Facility"), which we may draw upon from time to time. The Credit agreement included an option to increase the total commitments under the Credit Facility by up to an additional $50 million, subject to certain conditions. The Credit Agreement provides for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility.
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
Loans under the Amended Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. Letters of credit issued pursuant to the Credit Facility will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees. As of December 26, 2020, we had outstanding borrowings of $77 million due in March 2024 and related interest due monthly. The outstanding balance was repaid in full on January 7, 2021. For more information regarding the Credit Facility, see Note 13, “Debt” to the Notes to Consolidated Financial Statements.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 26, 2020, long-term debt, net, was $306.4 million, which represents the liability component of the $402.5 million principal balance, net of $96.1 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of December 26, 2020, contractual obligations related to the 2024 Notes are payments of $8.6 million due each year from 2021 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 13, “Debt” to the Notes to Consolidated Financial Statements.
As of December 26, 2020, we had $298.0 million of cash including $87.4 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Contractual Obligations
    The following is a summary of our contractual obligations as of December 26, 2020:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In thousands)
Operating leases(1)	$121,898	$22,866	$38,372	$29,482	$31,178
Financing lease obligations(2)	2,683	1,253	1,430	—	—
Purchase obligations(3)	291,365	274,236	16,841	288	—
2027 Notes, including interest(4)	232,500	5,000	10,000	10,000	207,500
2024 Notes, including interest(4)	436,712	8,553	17,106	411,053	—
Mortgage Payable, including interest	9,570	841	1,753	6,976	—
Financing assistance agreement, including interest	26,263	26,263	—	—	—
Asset-based revolving credit facility4)	77,750	77,750	—	—	—
Total contractual obligations(5)(6)	$1,198,741	$416,762	$85,502	$457,799	$238,678
(1)We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to six years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, we record an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably assured. The estimated useful life of leasehold improvements is one to 11 years. See Note 14, "Commitments and Contingencies" to the Notes to Consolidated Financial Statements for more information.
(2)We have two finance leases for manufacturing and other equipment. The financing lease assets will continue to be amortized and payments due will be made over the lease terms, which range from 3 to 5 years. See Note 9, "Balance Sheet Details" to the Notes to Consolidated Financial Statements for more information.
(3)We have service agreements with our major production suppliers under which we are committed to purchase certain parts.
(4)For additional information regarding our asset-based revolving credit facility and 2027 and 2024 Notes, see Note 13, “Debt” to the Notes to Consolidated Financial Statements.
(5)Tax liabilities of $20.6 million related to uncertain tax positions are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any.
(6)In 2021, we expect to make contributions of $5.1 million to cover benefit payments to plan participants. Expected future payments to our pension and post-employment plan are excluded from the contractual obligation table because they do not represent contractual cash outflow as they are dependent on various factors. See Note 19, "Employee Benefit and Pension Plans" to the Notes to Consolidated Financial Statements for more information.
We had $28.9 million of standby letters of credit, bank guarantees and surety bonds outstanding as of December 26, 2020. These consisted of $19.5 million related to customer performance guarantees, $0.3 million of value-added tax and customs' licenses, $4.0 million related to property leases, $4.4 million related to Coriant pre-acquisition restructuring plans, $0.6 million related to credit cards and $0.1 million for other liabilities. Of the $19.5 million related to customer performance guarantees, approximately $2.8 million was used to secure Surety Bonds in the aggregate of $5.5 million.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $11.5 million was backed by cash collateral from a third-party institution, and the Company accrues 2.25% annual fee and 0.13% annual fronting fee on the average LOC balances outstanding on the cash collateral.
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
Off-Balance Sheet Arrangements
    As of December 26, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We determine revenue recognition by applying the following five-step approach:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.
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
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. We account for forfeitures as they occur.
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
PSUs granted to our executive officers and senior management during 2019 and 2020 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. We assess the achievement status of these PSUs on a quarterly basis and record the related stock-based compensation expenses based on the estimated achievement payout.
    We use a Monte Carlo simulation model to determine the fair value of PSUs with market conditions. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for our stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of our stock price, expected volatility of a target composite index, correlation between changes in our stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of our stock is based on the weighted-average historical volatility of our stock. Expected volatility of the target composite index is based on the historical and implied data. Correlation is based on the historical relationship between our stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. Our expected dividend yield is zero as we do not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent we believe that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including our forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 26, 2020, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that we determine that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
Impairment of Intangible Assets and Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If we determine that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or we    can directly perform the quantitative analysis. We recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
    We operate in international markets, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the euro. Historically, the majority of our revenue contracts were denominated in U.S. dollars, with the most significant exception being in Europe, where we invoice primarily in euros and SEK. Additionally, a portion of our expenses, primarily the cost of personnel for research and development, sales and sales support to deliver technical support on our products and professional services, and the cost to manufacture, are denominated in foreign currencies, primarily the Indian rupee, the euro, the SEK and the British pound. As a result of the Acquisition, we have increased our exposure to a broader set of currencies. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, operating income may differ from expectations.
We currently enter into foreign currency exchange forward contracts to reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency denominated account balances primarily in euros and British pounds. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated non-functional account balances in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated non-functional currency account balances. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2020 would not be material to our results of operations.
During 2020, we also entered into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros. The contracts are generally settled for U.S. dollars, euros and British pounds at maturity under an average rate method agreed to at inception of the contracts. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded. The effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2020 would not be material to our results of operations.
Interest Rate Sensitivity
We had cash and restricted cash totaling $315.4 million and $132.8 million as of December 26, 2020 and December 28, 2019, respectively. The unrestricted cash is held for working capital purposes. We do not enter into investments for speculative purposes. We are also exposed to interest rate risk in connection with our variable interest rate borrowings. The effect of an immediate 10% adverse change in interest rates would not be material to our results of operations.
Market Risk and Market Interest Risk
In March 2020, we issued the 2027 Notes. The 2027 Notes have a fixed annual interest rate of 2.50%, and, therefore, we do not have economic interest rate exposure on the 2027 Notes. However, the fair values of the 2027 Notes is subject to interest rate risk, credit risk and market risk and other factors due to the convertible feature. The fair value of the 2027 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2027 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2027 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2027 Notes at fair value. We present the fair value of the 2027 Notes for required disclosure purposes only. As of December 26, 2020, the fair value of the 2027 Notes was $319.3 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on December 24, 2020. The 2027 Notes are classified as Level 2 of the fair value hierarchy.

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
    As of December 26, 2020, the fair value of the 2024 Notes was $515.2 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 24, 2020. The 2024 Notes are classified as Level 2 of the fair value hierarchy. The fair value of the 2024 Notes is subject to interest rate risk, credit risk and market risk and other factors due to the convertible feature. The fair value of the 2024 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2024 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of the 2024 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2024 Notes at fair value. We present the fair value of the 2024 Notes for required disclosure purposes only.
See Note 13, “Debt” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation
Description of the Matter
At December 26, 2020, the Company’s inventory balance was $269.3 million and represented 15.5% of total assets. As discussed in Note 2 of the consolidated financial statements, the Company assesses the valuation of inventories, including raw materials, work-in-process, and finished goods, in each reporting period. Obsolete inventory or inventory in excess of management’s forecasted demand is written down to its estimated net realizable value if less than cost.
Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgement because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including forecasted demand for the Company’s products.

How We Addressed the
Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory reserve process. This included controls over management's assessment of the forecasted demand for their products and the completeness and accuracy of the data underlying the excess and obsolete inventory valuation.
Our audit procedures included, among others, evaluating the significant assumptions including forecasted demand and the accuracy and completeness of the underlying data management used to value excess and obsolete inventory. We compared the cost of on-hand inventories to customer demand forecasts and historical sales and evaluated adjustments to sales forecasts for specific product considerations, such as technological changes or alternative uses. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

                                    /s/    Ernst & Young LLP

We have served as the Company’s auditor since 2001.
San Jose, California
March 3, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinera Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 3, 2021 expressed an unqualified opinion thereon.
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

                                    /s/    Ernst & Young LLP
San Jose, California
March 3, 2021

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash	$298,014	$109,201
Short-term restricted cash	3,293	4,339
Accounts receivable, net of allowance for doubtful accounts of $2,912 in 2020 and $4,005 in 2019	319,428	349,645
Inventory	269,307	340,429
Prepaid expenses and other current assets	171,831	139,217
Total current assets	1,061,873	942,831
Property, plant and equipment, net	153,133	150,793
Operating lease right-of-use assets	68,851	68,081
Intangible assets, net	124,882	170,346
Goodwill	273,426	249,848
Long-term restricted cash	14,076	19,257
Other non-current assets	36,256	27,182
Total assets	$1,732,497	$1,628,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,762	$273,397
Accrued expenses and other current liabilities	150,550	193,168
Accrued compensation and related benefits	52,976	92,221
Short-term debt, net	101,983	31,673
Accrued warranty	19,369	21,107
Deferred revenue	133,246	103,753
Total current liabilities	633,886	715,319
Long-term debt, net	445,996	323,678
Long-term financing lease obligation	1,383	2,394
Accrued warranty, non-current	21,339	22,241
Deferred revenue, non-current	29,810	36,067
Deferred tax liability	4,164	8,700
Operating lease liabilities	76,126	64,210
Other long-term liabilities	93,509	69,194
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2020 and 500,000 in 2019 Issued and outstanding shares—201,397 in 2020 and 181,134 in 2019	201	181
Additional paid-in capital	1,965,245	1,740,884
Accumulated other comprehensive income (loss)	(11,898)	(34,639)
Accumulated deficit	(1,527,264)	(1,319,891)
Total stockholders' equity	426,284	386,535
Total liabilities and stockholders’ equity	$1,732,497	$1,628,338

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Revenue:
Product	$1,045,551	$1,011,488	$763,555
Services	310,045	287,377	179,824
Total revenue	1,355,596	1,298,865	943,379
Cost of revenue:
Cost of product	751,465	735,059	517,765
Cost of services	160,118	146,916	78,353
Amortization of intangible assets	29,247	32,583	23,475
Acquisition and integration costs	1,828	28,449	—
Restructuring and related	4,146	29,935	2,630
Total cost of revenue	946,804	972,942	622,223
Gross profit	408,792	325,923	321,156
Operating expenses:
Research and development	265,634	287,977	244,302
Sales and marketing	129,604	151,423	124,238
General and administrative	112,240	126,351	80,957
Amortization of intangible assets	18,581	27,280	29,296
Acquisition and integration costs	13,346	42,271	15,530
Restructuring and related	24,586	40,851	12,512
Total operating expenses	563,991	676,153	506,835
Loss from operations	(155,199)	(350,230)	(185,679)
Other income (expense), net:
Interest income	118	1,139	2,428
Interest expense	(46,728)	(31,657)	(22,049)
Other income (loss), net	1,121	(2,907)	(9,650)
Total other income (expense), net	(45,489)	(33,425)	(29,271)
Loss before income taxes	(200,688)	(383,655)	(214,950)
Provision for (benefit from) income taxes	6,035	2,963	(655)
Net loss	(206,723)	(386,618)	(214,295)
Net loss per common share:
Basic	$(1.10)	$(2.16)	$(1.36)
Diluted	$(1.10)	$(2.16)	$(1.36)
Weighted average shares used in computing net loss per common share:
Basic	188,216	178,984	157,748
Diluted	188,216	178,984	157,748

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net loss	$(206,723)	$(386,618)	$(214,295)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	91	327
Foreign currency translation adjustment	29,040	(9,376)	(26,483)
Tax effect on items related to available-for-sale investments	—	—	(85)
Actuarial gain (loss) on pension liabilities	(6,299)	(54)	(5,313)
Net change in accumulated other comprehensive income (loss)	22,741	(9,339)	(31,554)
Comprehensive loss	$(183,982)	$(395,957)	$(245,849)

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 26, 2020, December 28, 2019 and December 29, 2018
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2017	149,471	$149	$1,417,043	$6,254	$(758,081)	$665,365
Stock options exercised	229	—	1,701	—	—	1,701
ESPP shares issued	2,189	2	15,990	—	—	15,992
Shares withheld for tax obligations	(109)	—	(1,144)	—	—	(1,144)
Restricted stock units released	2,697	3	(3)	—	—	—
Issuance of common stock related to acquisition	20,975	21	129,607	—	—	129,628
Stock-based compensation	—	—	42,905	—	—	42,905
Conversion option related to convertible senior notes, net of allocated costs	—	—	128,726	—	—	128,726
Capped call	—	—	(48,909)	—	—	(48,909)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	15,406	15,406
Other comprehensive income (loss)	—	—	—	(31,554)	—	(31,554)
Net loss	—	—	—	—	(214,295)	(214,295)
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	2,897	$3	$12,049	$—	$—	$12,052
Shares withheld for tax obligations	(98)	—	(425)	—	—	(425)
Restricted stock units released	2,883	3	(3)	—	—	—
Stock-based compensation	—	—	43,347	—	—	43,347
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive income (loss)	—	—	—	(9,339)	—	(9,339)
Net loss	—	—	—	—	(386,618)	(386,618)
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
Shares of common stock sold in at-the market equity offering, net of issuance costs	12,000	$12	$92,852	$—	$—	$92,864
Stock options exercised	474	—	3,995	—	—	3,995
Retirement of common shares purchased upon exercise of options	(254)	—	(2,255)	—	—	(2,255)
ESPP shares issued	3,001	3	15,343	—	—	15,346
Shares withheld for tax obligations	(330)	—	(2,013)	—	—	(2,013)
Restricted stock units released	5,372	5	—	—	—	5
Stock-based compensation	—	—	48,642	—	—	48,642
Cumulative-effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Other comprehensive income (loss)	—	—	—	22,741	—	22,741
Net loss	—	—	—	—	(206,723)	(206,723)
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284

The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net loss	$(206,723)	$(386,618)	$(214,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,140	119,824	100,494
Non-cash restructuring and other related	5,471	13,937	7,291
Amortization of debt discount and issuance costs	28,115	19,162	11,161
Interest accretion related to financing lease obligation	—	—	4,694
Operating lease expense	18,556	31,141	—
Impairment of non-marketable equity investment	—	—	5,110
Stock-based compensation expense	49,461	43,294	43,410
Other, net	4,438	178	254
Changes in assets and liabilities:
Accounts receivable	32,150	(35,395)	(21,111)
Inventory	71,424	(42,840)	(8,617)
Prepaid expenses and other assets	(36,127)	(93,621)	(13,458)
Accounts payable	(93,411)	83,272	(520)
Accrued liabilities and other expenses	(107,704)	54,658	(21,490)
Deferred revenue	21,910	25,658	7,994
Net cash used in operating activities	(112,300)	(167,350)	(99,083)
Cash Flows from Investing Activities:
Purchase of available-for-sale investments	—	—	(2,986)
Proceeds from sales of available-for-sale investments	—	1,499	53,039
Proceeds from maturities of investments	—	25,085	102,112
Acquisition of business, net of cash acquired	—	(10,000)	(102,899)
Proceeds from sale of non-marketable equity investments	—	1,009	1,050
Purchase of property and equipment, net	(39,009)	(30,202)	(37,692)
Net cash (used in) provided by investing activities	(39,009)	(12,609)	12,624
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs of $3,380	92,916	—	—
Proceeds from issuance of 2027 Notes	194,500	—	—
Proceeds from issuance of 2024 Notes	—	—	391,431
Proceeds from mortgage payable	—	8,584	—
Proceeds from short-term borrowings	—	24,310	—
Proceeds from revolving line of credit	55,000	48,125	—
Purchase of capped call transactions	—	—	(48,880)
Repayment of third-party manufacturing funding	(5,346)	—	—
Repayment of revolving line of credit	(8,000)	(20,000)	—
Repayment of mortgage payable	(233)	(300)	—
Payment of debt issuance cost	(2,455)	(273)	—
Repayment of 2018 Notes	—	—	(150,000)
Principal payments on financing lease obligations	(1,587)	(163)	(1,211)
Payment of term license obligation	(5,692)	—	—
Proceeds from issuance of common stock	17,072	12,053	17,693
Minimum tax withholding paid on behalf of employees for net share settlement	(2,013)	(426)	(1,144)
Net cash provided by financing activities	334,162	71,910	207,889

Effect of exchange rate changes on cash	(267)	(1,491)	(579)
Net change in cash and cash equivalents	182,586	(109,540)	120,851
Cash, cash equivalents and restricted cash at beginning of period	132,797	242,337	121,486
Cash, cash equivalents and restricted cash at end of period(1)	$315,383	$132,797	$242,337
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$5,039	$16,944	$6,692
Cash paid for interest	$15,638	$9,564	$3,554
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$1,083	$2,961	$3,787
Common stock issued in connection with acquisition	$—	$—	$129,628
Third-party manufacturer funding for transfer expenses incurred	$—	$6,960	$—
Unpaid debt issuance cost	$—	$2,493	$—
Property and equipment included in accounts payable and accrued liabilities	$—	$3,838	$2,774
Unpaid term licenses (included in accounts payable, accrued liabilities and other long term liabilities)	$12,478	$—	$—
(1)     Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	December 26, 2020	December 28, 2019	December 29, 2018

	(In thousands)
Cash and cash equivalents	$298,014	$109,201	$202,954
Short-term restricted cash	3,293	4,339	13,229
Long-term restricted cash	14,076	19,257	26,154
Total cash, cash equivalents and restricted cash	$315,383	$132,797	$242,337
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Infinera Corporation (“Infinera” or the “Company”), headquartered in San Jose, California, was founded in December 2000 and incorporated in the State of Delaware. Infinera is a global supplier of networking solutions comprised of networking equipment, software and services. The Company's portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, optical line systems and disaggregated router platforms, and a suite of networking and automation software offerings.
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
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2020, 2019 and 2018 were 52-week years that ended on December 26, 2020, December 28, 2019 and December 29, 2018 respectively. The next 53-week year will end on December 31, 2022.
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements include all adjustments necessary for a fair presentation of the Company's annual results. All adjustments are of a normal recurring nature. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation of accrued expenses and other current liabilities in Note 9, “Balance Sheet Details” to the Notes to Consolidated Financial Statements. These reclassifications were not material and had no impact on previously reported net cash used in operating activities in the Company's Condensed Consolidated Statements of Cash Flows for any periods presented or to the Company's Condensed Consolidated Balance Sheets for the periods ended December 26, 2020 and December 28, 2019.
    The consolidated financial statements include the accounts for the Company and its subsidiaries and affiliates in the Company which the Company has a controlling financial interest or is the primary beneficiary. All inter-company balances and transactions have been eliminated.

2.    Significant Accounting Policies
Use of Estimates
    The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Such management estimates include, but not limited to the revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating liabilities, business combinations, fair value measurement of investments and accounting for income taxes. Other estimates, assumptions and judgments made by management include restructuring and other related costs, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for doubtful accounts, pension benefit cost and obligations, useful life of acquired intangibles and recoverability of property, plant and equipment, impairment loss related to facility abandonment, fair value measurement of the debt component of the convertible senior notes, and loss contingencies. The Company bases its assumptions on historical experience and also on assumptions that it believes are reasonable. Actual results could differ materially from those estimates. Further, the Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the recent outbreak of a novel strain of the coronavirus

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's consolidated financial statements.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company determines revenue recognition by applying the following five-step approach:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Customer product returns are generally approved on a case-by-case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are recorded as a reduction to revenue.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The Company accounts for forfeitures as they occur.
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
The Company granted performance shares (“PSUs”) to its executive officers and senior management in 2017 and 2018. The PSUs granted during 2017 and 2018 to the Company’s executive officers and senior management are based on the TSR of the Company’s common stock price relative to the TSR of the individual companies listed in the S&P North American Technology Multimedia Networking Index (SPGIIPTR) (the “S&P Networking Index”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the S&P Networking Index. This performance metric is classified as a market condition.
PSUs granted to the Company's executive officers and senior management during 2019 and 2020 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
    The Company uses a Monte Carlo simulation model to determine the fair value of PSUs with market conditions. The Monte Carlo simulation model is based on a discounted cash flow approach, with the simulation of a large number of possible stock price outcomes for the Company's stock and the target composite index. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company's stock price, expected volatility of a target composite index, correlation between changes in the Company's stock price and changes in the target composite index, risk-free interest rate, and expected dividends as applicable. Expected volatility of the Company's stock is based on the weighted-average historical volatility of its stock. Expected volatility of the target composite index is based on the historical and implied data. Correlation is based on the historical relationship between the Company's stock price and the target composite index average. The risk-free interest rate is based upon the treasury zero-coupon yield appropriate for the term of the PSU as of the grant date. The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future. The expected dividend yield for the target composite index is the annual dividend yield expressed as a percentage of the composite average of the target composite index on the grant date.
In addition, the Company granted other PSUs to certain employees that only vest upon the achievement of specific operational performance criteria. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Advertising
    All advertising costs are expensed as incurred. Advertising expenses in 2020, 2019 and 2018 were $1.3 million, $1.5 million, and $0.9 million, respectively.
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
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities, and any valuation allowance recorded against the Company’s net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 26, 2020, the Company believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
Foreign Currency Translation and Transactions
    The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
date, revenue, costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.
    For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other gain (loss), net, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded in 2020, 2019 and 2018 were losses of $0.2 million, $3.7 million, and $2.5 million, respectively.
    The Company enters into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from certain non-functional currency account balances denominated primarily in euros and British pounds.
The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated primarily in euros and British pounds. The gains and losses on these foreign currency derivatives are recorded to the consolidated statement of operations line item, in the current period, to which the item that is being economically hedged is recorded.
Cash, Cash Equivalents and Short-term and Long-term Investments
The Company considers all highly liquid investments with an original maturity at the date of purchase of 90 days or less to be cash equivalents and those with a maturity between 90 days and one year to be short-term investments. The Company classifies debt instruments with remaining maturities greater than one year as long-term investments, unless the Company intends to settle its holdings within one year or less and in such case it is considered to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designations as of each balance sheet date.
The investments in these categories based on the original maturity at the date of purchase include U.S. Treasury Securities, U.S. Government Sponsored Enterprises, Money Market Funds, corporate debt securities, including commercial paper, corporate notes, corporate bonds, time deposits and FDIC-guaranteed certificates of deposit.
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
As of December 26, 2020 and December 28, 2019 the Company did not have any cash equivalents and investments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 26, 2020 and December 28, 2019 the Company did not have any cash equivalents and investments.
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
Facilities-related Charges
The Company estimates the fair value of its facilities-related charges associated with its restructuring plans, based on estimated future discounted cash flows and unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate.
Accounts Receivable and Allowances for Doubtful Accounts
    Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from the inability of its customers to make required payments and reviewed the allowance quarterly. The Company determines expected credit losses by performing credit evaluations of its customers' financial condition, establishing both a general reserve and specific reserve for customers in adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers a customer's receivable balance past due when the amount is due beyond the credit terms extended, The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks. Amounts are written off when receivables are determined to be uncollectible.
Allowances for Sales Returns
    Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 26, 2020, December 28, 2019 and December 29, 2018, revenue was reduced for estimated sales returns by $2.4 million, $3.5 million, and $4.3 million, respectively.

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
    As of December 26, 2020, no customer accounted for over 10% of the Company's net accounts receivable balance. As of December 28, 2019, one customer accounted for over 10% of the Company's net accounts receivable balance.
    To date, a few of the Company’s customers have accounted for a significant portion of its revenue. One customer accounted for approximately 11%, 13% and 13% of the Company's revenue in each of 2020, 2019 and 2018, respectively. One other customer accounted for approximately 15% of the Company's revenue in 2018. No other customers accounted for over 10% of the Company's revenue in 2020, 2019 or 2018.
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
 Derivative Instruments
    The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of its risk management strategy, the Company uses derivative instruments, specifically forward contracts, to reduce the impact of foreign exchange fluctuations on earnings. The forward contracts are with high-quality institutions and the Company monitors the creditworthiness of the counterparties consistently. The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets. The Company does not use derivative contracts for trading or speculative purposes.
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from euro and British pounds. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying, and therefore, do not subject the Company to material balance sheet risk. The Company also enters into foreign currency exchange contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in euros and British pounds. These contracts are generally settled for U.S. dollars, euros and British pounds at maturity.
The Company has entered into factoring agreements, to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for in accordance with ASC Topic 860, “Transfers and Servicing” (“ASC 860”). ASC 860 and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. The Company's factoring agreements do not allow for recourse in the event of uncollectability, and the Company does not retain any interest in the underlying accounts receivable once sold.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. This includes enterprise-level business software that the Company customizes to meet its specific operational needs and certain software licenses. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. An assumption of lease renewal where a renewal option exists is used only when the renewal has been determined to be reasonably certain. Repair and maintenance costs are expensed as incurred. The estimated useful life for each asset category is as follows:

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
Amortization of Intangible Assets
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. In-process research and development represent the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization, but once projects have been completed, these assets are transferred to developed technology, which are subject to amortization, while assets related to projects that have been abandoned are impaired and expensed to research and development.
Impairment of Intangible Assets and Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
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
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right of use ("ROU") assets, accrued expenses and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in property, plant and equipment, accrued expenses and finance lease liabilities on the Company's consolidated balance sheets.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. Topic 326 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior U.S. GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted Topic 326 on a modified retrospective basis in the first quarter of 2020 through a cumulative-effect adjustment at the beginning of the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of the Company’s customers, and external market factors. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
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
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). This update eliminates, adds and modifies certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The ASU 2018-14 is effective for the Company for the year ended December 26, 2020. The Company adopted ASU 2018-14 in the fourth quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04 (Topic 848), "Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company will apply the amendments when its relevant contracts are modified upon transition to alternative reference rates.
In December 2019, FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, with early adoption permitted. The Company elected not to early adopt ASU 2019-12 as of December 26, 2020. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

3.    Leases
    The Company has operating leases for real estate and automobiles. For the year ended December 26, 2020, operating lease expense was $34.0 million (including $9.9 million of rent expense due to restructuring resulting in abandonment of certain lease facilities). During the year ended December 28, 2019, operating lease expense was approximately $41.5 million (including $15.9 million of accelerated rent expense due to restructuring resulting in abandonment of lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the year ended December 26, 2020 and December 28, 2019.
As of December 26, 2020, $14.9 million was included in accrued expenses and other current liabilities and $76.1 million as long term operating lease liabilities. As of December 28, 2019, $18.1 million was included in accrued expenses and other current liabilities and $64.2 million as long term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of December 26, 2020 (in thousands):

2021	$22,866
2022	20,972
2023	17,400
2024	15,244
2025	14,238
Thereafter	31,178
Total lease payments	$121,898
Less: interest(1)	30,887
Present value of lease liabilities	$91,011
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable operating leases for the year ended December 26, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.63
Weighted average discount rate	9.18%
Cash paid for amounts included in the measurement of operating lease liabilities	$26,565
Leased assets obtained in exchange for new operating lease liabilities	$18,023
Financing Lease Obligations
During the year ended December 26, 2020, there were no new finance lease arrangements. The lease term for existing arrangements range from three to five years with option to purchase at the end of the term.
Finance lease expense was approximately $0.9 million for the year ended December 26, 2020 out of which $0.7 million was amortization of right of use asset and $0.2 million was interest cost. As of December 26,

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2020, $1.1 million was included in accrued expenses and other current liabilities and $1.4 million as long term finance lease obligation related to these equipment finance lease arrangements.
Finance lease expense was approximately $0.5 million for the year ended December 28, 2019 out of which $0.4 million was amortization of right of use asset and $0.1 million was interest cost. As of December 28, 2019, $1.4 million was included in accrued expenses and other current liabilities and $2.4 million as long term finance lease obligation related to these equipment finance lease arrangements.
The following table presents maturity of lease liability under the Company's finance leases as of December 26, 2020 (in thousands):

2021	$1,253
2022	984
2023	446
Thereafter	—
Total lease payments	$2,683
Less: interest	161
Present value of lease liabilities	$2,522
The following table presents supplemental information for the Company's finance leases for the year ended December 26, 2020 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	2.18
Weighted average discount rate	6.40%
Cash paid for amounts included in the measurement of finance lease liabilities	$1,588
Leased assets obtained in exchange for new finance lease liabilities	$—

4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of December 26, 2020 and December 28, 2019 were zero and $0.2 million, respectively. The Company's amortization expense was not material for the year ended December 26, 2020 and December 28, 2019, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Product	$1,045,551	$1,011,488	$763,555
Services	310,045	287,377	179,824
Total revenue	$1,355,596	$1,298,865	$943,379
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
United States	$630,422	$628,075	$476,784
Other Americas	99,158	93,251	44,581
Europe, Middle East and Africa	424,411	418,333	309,989
Asia Pacific	201,605	159,206	112,025
Total revenue	$1,355,596	$1,298,865	$943,379

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Direct	$1,039,976	$1,032,527	$838,931
Indirect	315,620	266,338	104,448
Total revenue	$1,355,596	$1,298,865	$943,379
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 26, 2020	December 28, 2019
Accounts receivable, net	$319,428	$349,645
Contract assets	$51,583	$22,814
Deferred revenue	$163,056	$139,820
Revenue recognized for the year ended December 26, 2020 and December 28, 2019 that was included in the deferred revenue balance at the beginning of the reporting period was $85.2 million and $119.9 million, respectively. Changes in the contract asset and liability balances during the year ended December 26, 2020 and December 28, 2019 were not materially impacted by other factors.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized in the future as of December 26, 2020	$470,210	$33,507	$20,959	$7,111	$1,740	$1,584	$535,111

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.    Fair Value Measurements
    The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 26, 2020			As of December 28, 2019
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities
Foreign currency exchange forward contracts	$—	$(72)	$(72)	$—	$(159)	$(159)
    During 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of December 26, 2020 and December 28, 2019, none of the Company’s existing securities were classified as Level 3 securities.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of December 26, 2020.
Facilities-related Charges
In connection with the 2018 Restructuring Plans (as defined in Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements), for 2020 and 2019, the Company calculated the fair value of the $9.9 million and $15.9 million, respectively, in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. See Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on the 2018 Restructuring Plan.
Cash
As of December 26, 2020, the Company had $298.0 million of cash, including $87.4 million of cash held by its foreign subsidiaries. As of December 28, 2019, the Company had $109.2 million of cash including $68.7 million of cash held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
6.    Derivative Instruments
Foreign Currency Exchange Forward Contracts
    The Company transacts business in various foreign currencies and has international sales, cost of sales, and expenses denominated in foreign currencies, and carries foreign-currency-denominated account balances, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts, primarily short term in nature.
Historically, the Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its euro and British pound denominated account

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated account balances, do not subject the Company to material balance sheet risk.
As of December 26, 2020 and December 28, 2019, the Company posted $0.9 million and $0.9 million, respectively of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying consolidated balance sheets.
The before-tax effect of foreign currency exchange forward contracts was a gain of $0.3 million, $0.5 million and $0.7 million for 2020, 2019 and 2018, respectively, included in other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of December 26, 2020, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying consolidated statements of operations. These contracts were with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
    The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 26, 2020		As of December 28, 2019
	Gross Notional(1)	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$23,605	$(59)	$27,566	$(159)
Related to British pound denominated receivables	4,868	(13)	—	—
Total	$28,473	$(72)	$27,566	$(159)
(1)Represents the face amounts of forward contracts that were outstanding as of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations. For the years ended December 26, 2020, December 28, 2019 and December 29, 2018, the Company's recognized factoring related interest expense was approximately $0.4 million, $0.6 million and $0.1 million, respectively. The gross amount of trade accounts receivables sold totaled approximately $80.2 million and $84.8 million for the year ended December 26, 2020 and December 28, 2019 respectively. Prior to the Acquisition, the Company had not entered into any factoring arrangements.

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
(1)Based on the closing price of the Company's common stock of $6.18 on October 1, 2018, the $129.6 million equity consideration represents the fair value of 21 million shares of the Company's common stock issued to Coriant shareholders in accordance with the Purchase Agreement.
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

8.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the year ended December 26, 2020 (in thousands):

Balance as of December 28, 2019	$249,848
Foreign currency translation adjustments	23,578
Balance as of December 26, 2020	$273,426

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 26, 2020 and December 28, 2019 (in thousands):

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	NMF*
Customer relationships and backlog	162,098	(90,667)	71,431	4.9
Developed technology	192,285	(138,834)	53,451	3.0
Total intangible assets	$355,383	$(230,501)	$124,882

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	NMF*
Customer relationships and backlog	155,942	(68,119)	87,823	5.8
Developed technology	179,593	(97,070)	82,523	3.5
Total intangible assets	$336,535	$(166,189)	$170,346
*NMF = Not meaningful
In connection with the Acquisition, the Company acquired intangible assets for a total of $200.7 million, which is included in the gross carrying amount of intangible assets as of each of the periods ended December 26, 2020 and December 28, 2019. See Note 7, "Business Combination" to the Notes to Consolidated Financial Statements for more information.
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $47.8 million and $59.9 million for the years ended December 26, 2020 and December 28, 2019, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to the appropriate cost and expense categories. During the year ended December 28, 2019, the Company transferred $17.8 million of its in-process technology to developed technology, which is being amortized over a useful life of five years.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 26, 2020 (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total	2021	2022	2023	2024	2025	Thereafter
Total future amortization expense	$124,882	$36,155	$33,560	$27,390	$11,983	$9,025	$6,769

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.    Balance Sheet Details
Restricted Cash
    The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for doubtful accounts for accounts receivable for the year ended December 26, 2020 (in thousands):

Balance as of December 28, 2019	$4,005
Adjustment for adoption of new standard	650
Additions(1)	1,621
Write offs(2)	(3,231)
Recoveries during the period	(284)
Other(3)	151
Balance as of December 26, 2020	$2,912
(1)The new additions during the year ended December 26, 2020 are primarily due to specific reserves.
(2)The write offs during the year ended December 26, 2020 are primarily amounts fully reserved previously.
(3)Primarily represents translation adjustments.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details of selected balance sheet items (in thousands):

	December 26, 2020	December 28, 2019
Inventory:
Raw materials	$34,693	$47,474
Work in process	55,835	48,842
Finished goods	178,779	244,113
Total	$269,307	$340,429
Property, plant and equipment, net:
Computer hardware	$34,502	$36,086
Computer software(1)	44,397	45,428
Laboratory and manufacturing equipment(2)	333,955	313,081
Land and building	12,349	12,349
Furniture and fixtures	3,445	2,845
Leasehold and building improvements(3)	66,014	52,263
Construction in progress	39,727	27,946
Subtotal	$534,389	$489,998
Less accumulated depreciation and amortization(4)	(381,256)	(339,205)
Total	$153,133	$150,793
Accrued expenses:
Loss contingency related to non-cancelable purchase commitments	$18,848	$25,410
Taxes payable	45,884	65,815
Restructuring accrual	9,292	26,706
Short-term operating and financing lease liability	16,023	19,486
Other accrued expenses and other current liabilities	60,503	55,751
Total accrued expenses	$150,550	$193,168
(1)Included in computer software at December 26, 2020 and December 28, 2019 were $25.4 million and $23.3 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at December 26, 2020 and December 28, 2019 were $10.8 million and $11.3 million, respectively. Also included in computer software at December 26, 2020 was $17.0 million related to term licenses. The unamortized term license costs at December 26, 2020 was $12.0 million.
(2)Included in laboratory and manufacturing equipment at December 26, 2020 and December 28, 2019 was $2.0 million related to an equipment finance lease entered by the Company for a term of three years with an option to purchase at the end of the three year term. The finance lease was recorded at $2.0 million using a discount rate of 8.2% and was included in property, plant and equipment, net.
(3)Included in leasehold improvements at December 26, 2020 and December 28, 2019 was equipment finance lease entered by the Company for a term of five years with an option to purchase at the end of five year term. The finance lease was recorded at $2.3 million using a discount rate of 5% and was included in property, plant and equipment, net.
(4)Depreciation expense was $52.3 million, $60.0 million and $47.7 million (which includes depreciation of capitalized ERP costs of $2.6 million, $2.4 million and $2.2 million) for 2020, 2019 and 2018, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10.    Restructuring and Other Related Costs
In December 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the acquisition of Coriant. As part of the 2018 Restructuring Plan, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, including closure of its Berlin, Germany site, reducing headcount at its Munich, Germany site, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. The Berlin and Munich initiatives were substantially completed in the first half of fiscal year 2020, with some remaining payments to be made during 2021.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations.
During the years ended December 26, 2020 and December 28, 2019, the Company recorded $18.1 million and $51.9 million, respectively in severance and related costs in its consolidated statements of operations. As of December 26, 2020, the identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed, with the majority of associated payments made in 2020 and the remaining amounts expected to be paid by the first half of 2021. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
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
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2020 Restructuring Plan, the 2018 Restructuring Plan, Coriant's previous restructuring and reorganization plans, and the Company's earlier restructuring initiatives (in thousands):

	Years Ended
	December 26, 2020		December 28, 2019		December 29, 2018
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$4,042	$14,054	$26,576	$25,303	$2,630	$10,413
Lease related impairment charges	88	9,851	1,158	14,703	—	(544)
Asset impairment	14	468	2,201	7	—	2,643
Others	2	213	—	838	—	—
Total	$4,146	$24,586	$29,935	$40,851	$2,630	$12,512

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance as of December 29, 2018	$19,842	$4,266	$243	$—	$24,351
Charges	51,879	15,861	2,208	838	70,786
Cash payments	(43,136)	(8,418)	(243)	—	(51,797)
Non-cash Settlements and Other	(20)	(11,709)	(2,208)	—	(13,937)
Balance as of December 28, 2019	$28,565	$—	$—	$838	$29,403
Charges	18,096	9,939	482	215	28,732
Cash payments	(36,346)	(5,102)	(28)	(719)	(42,195)
Non-cash Settlements and Other	(74)	(4,837)	(454)	(104)	(5,469)
Balance as of December 26, 2020	$10,241	$—	$—	$230	$10,471
As of December 26, 2020, the Company's restructuring liability was comprised of $10.2 million of severance and related expenses, of which $3.8 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by end of 2023. Out of the remaining liability, $1.7 million is primarily related to the 2018 Restructuring Plan and is expected to be substantially paid by the end of 2020, and $4.7 million is related to the 2020 Restructuring Plan and is expected to be substantially paid by the first half of 2021.
The Company's restructuring liability as of December 26, 2020 also comprised $0.2 million related to service agreements that were determined to have no future use. The Company expects the payments related to the service agreements to be fully paid by the second quarter of 2021. Non-cash Settlements and Other primarily include foreign exchange impact on settlement of restructuring liability and impairment of right of use asset.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.    Accumulated Other Comprehensive Income (Loss)
    Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 30, 2017	$(418)	$7,551	$—	$(879)	$6,254
Other comprehensive income (loss) before reclassifications	327	(26,483)	(5,547)	(85)	(31,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	234	—	234
Net current-period other comprehensive income (loss)	327	(26,483)	(5,313)	(85)	(31,554)
Balance at December 29, 2018	$(91)	$(18,932)	$(5,313)	$(964)	$(25,300)
Other comprehensive income (loss) before reclassifications	91	(9,376)	(1,692)	—	(10,977)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,638	—	1,638
Net current-period other comprehensive income (loss)	91	(9,376)	(54)	—	(9,339)
Balance at December 28, 2019	$—	$(28,308)	$(5,367)	$(964)	$(34,639)
Other comprehensive income (loss) before reclassifications	—	29,040	(8,183)	—	20,857
Amounts reclassified from accumulated other comprehensive loss	—	—	1,884	—	1,884
Net current-period other comprehensive income (loss)	—	29,040	(6,299)	—	22,741
Balance at December 26, 2020	$—	$732	$(11,666)	$(964)	$(11,898)

12.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of the Company's 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread (as further discussed in Note 13, “Debt” to the Notes to Consolidated Financial Statements), $200 million in aggregate principal amount of the Company's 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes”) from the conversion spread (as further discussed in Note 13, “Debt” to the Notes to Consolidated Financial Statements) and $150.0 million in aggregate principal amount of its 1.75% convertible senior notes due June 1, 2018 (the “2018 Notes”) from the conversion spread (as further discussed in Note 11, “Convertible Senior Notes” to the Notes to Consolidated Financial Statements disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017), as applicable during each of the reported periods. The Company would include the dilutive effects of the 2024 Notes and 2027 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes and 2027 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the 2024 Notes and 2027 Notes being converted; therefore, only the conversion spread relating to the 2024 Notes and 2027 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.
    The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net loss	$(206,723)	$(386,618)	$(214,295)
Weighted average common shares outstanding - basic and diluted	188,216	178,984	157,748
Net loss per common share - basic and diluted	$(1.10)	$(2.16)	$(1.36)
The Company incurred net losses during 2020, 2019 and 2018, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2027 Notes, 2024 Notes and the 2018 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 26, 2020	December 28, 2019	December 29, 2018
Stock options outstanding	451	873	1,134
Restricted stock units	13,947	11,776	7,792
Performance stock units	3,668	2,389	1,284
Employee stock purchase plan shares	133	569	940
Total	18,199	15,607	11,150
13.    Debt
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The net carrying amounts of the debt obligation were as follows (in thousands):

December 26, 2020
Principal	$200,000
Unamortized discount (1)	(64,223)
Unamortized issuance cost (1)	(3,963)
Net carrying amount	$131,814
(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 74 months.
As of December 26, 2020, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

Year ended December 26, 2020
Contractual interest expense	$4,024
Amortization of debt issuance costs	365
Amortization of debt discount	5,910
Total interest expense	$10,299
For the year ended December 26, 2020, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of December 26, 2020, the fair value of the 2027 Notes was $319.3 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on December 24, 2020 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $10.97 per share as reported on the Nasdaq Stock Market on December 24, 2020 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes exceeded their principal amount by approximately $86.5 million.

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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. During the year ended December 26, 2020, the Company recorded $1.1 million as amortization of deferred debt issuance cost, $3.9 million as contractual interest expense and related charges.
As of December 26, 2020, the Company had availability of $61.3 million under the Credit Facility and had letters of credit outstanding of approximately $11.5 million. As of December 28, 2019, the Company had availability of $115.9 million under the Credit Facility and had letters of credit outstanding of approximately $4.1 million.
As of December 26, 2020, $77.0 million was outstanding under the Credit Facility, which was included in short-term debt. The outstanding balance was repaid in full on January 7, 2021.
Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to a third-party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. In October 2020, the Company and the contract manufacturer amended the payment terms to extend the due date by six months set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due. As of December 26, 2020, $24.6 million was outstanding, which was included in short-term debt.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
unpaid interest due five years from the date of the loan. As of December 26, 2020, $8.2 million remained outstanding, of which $0.4 million was included in short-term debt and $7.8 million was included in long-term debt. As of December 28, 2019, $8.4 million remained outstanding, of which $0.4 million was included in short-term debt and $8.0 million was included in long-term debt.
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
Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2019. The net proceeds to the Company were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition (as discussed in Note 7, “Business Combination” to the Notes to Consolidated Financial Statements), including fees and expenses relating thereto, and intends to use the remaining net proceeds for general corporate purposes.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
•upon the occurrence of specified corporate events described under the Indenture, such as a consolidation, merger or binding share exchange; or

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

The net carrying amounts of the debt obligation were as follows (in thousands):

	December 26, 2020	December 28, 2019
Principal	$402,500	$402,500
Unamortized discount (1)	(90,213)	(109,652)
Unamortized issuance cost (1)	(5,889)	(7,158)
Net carrying amount	$306,398	$285,690
(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 44 months.

As of December 26, 2020, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	Year Ended
	December 26, 2020	December 28, 2019
Contractual interest expense	$8,553	$8,553
Amortization of debt issuance costs	1,269	1,149
Amortization of debt discount	19,439	17,612
Total interest expense	$29,261	$27,314
For the years ended December 26, 2020 and December 28, 2019, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of December 26, 2020, the fair value of the 2024 Notes was $515.2 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 24, 2020. As of December 28, 2019, the fair value of the 2024 Notes was $417.2 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on December 27, 2019. The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $10.97 on December 24, 2020, the if-converted value of the 2024 Notes exceeded their principal amount by approximately $44.7 million.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.    Commitments and Contingencies
Operating Leases
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.0 million and $4.7 million as of December 26, 2020 and December 28, 2019, respectively. Of the $5.0 million as of December 26, 2020, $0.4 million is included in accrued expenses and other current liabilities and the remainder is classified as other long-term liabilities on the accompanying consolidated balance sheets.
    Future annual minimum operating lease payments at December 26, 2020 were as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Operating lease payments	$22,866	$20,972	$17,400	$15,244	$14,238	$31,178	$121,898
 The implementation of the 2018 Restructuring Plans, resulted in the Company vacating certain leased facilities. See Note 10, "Restructuring and Other Related Costs" to the Notes to Consolidated Financial Statements for more information.
Financing Lease Obligations
The Company has two finance leases for manufacturing and other equipment. See Note 9, "Balance Sheet Details" to the Notes to Consolidated Financial Statements for more information.
Future annual minimum financing lease payments at December 26, 2020 were as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Financing lease obligations	$1,253	$984	$446	$—	$—	$—	$2,683
Purchase Commitments
    The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 26, 2020, December 28, 2019 and December 29, 2018, these non-cancelable purchase commitments were $291.4 million, $258.2 million and $203.5 million, respectively. The significant increase of purchase commitments in 2018 was due to the Acquisition.
    Future purchase commitments at December 26, 2020 were as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Purchase obligations	$274,236	$11,110	$5,731	$288	$—	$—	$291,365
    The contractual obligation tables above exclude tax liabilities of $18.5 million related to uncertain tax positions because the Company cannot reliably estimate the timing and amount of future payments, if any.
Convertible Senior Notes 2027
The future interest and principal payments related to the 2027 Notes are as follows as of December 26, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Convertible senior notes, including interest	$5,000	$5,000	$5,000	$5,000	$5,000	$207,500	$232,500

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Convertible Senior Notes 2024
The future interest and principal payments related to the 2024 Notes are as follows as of December 26, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Convertible senior notes, including interest	$8,553	$8,553	$8,553	$411,053	$—	$—	$436,712
Mortgage Payable
The future interest and principal payments related to the Mortgage are as follows as of December 26, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage payable, including interest	$841	$912	$841	$6,976	$—	$—	$9,570
Finance Assistance Agreement
The future interest and principal payments related to the Financing assistance agreement are as follows as of December 26, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Finance assistance agreement	$26,263	$—	$—	$—	$—	$—	$26,263
Asset-Based Revolving Credit Facility
The future interest and principal payments related to the Credit Facility are as follows as of December 26, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Asset-based revolving credit facility	$77,750	$—	$—	$—	$—	$—	$77,750
On January 7, 2021, the Company repaid the outstanding balance.
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
Oyster Optics LLC II

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On May 15, 2018, Oyster Optics filed a second patent infringement complaint in the United States District Court for the Eastern District of Texas, naming the Company as a defendant. In its new complaint, Oyster Optics alleges infringement of the ‘327 patent, ‘898 patent and U.S. Patent No. 9,749,040. On June 8, 2018, the court granted the parties’ joint motion to sever and consolidate the first-filed lawsuit with the later filed case. The Company filed its answer to the new complaint on July 16, 2018. On October 26, 2018, the Company filed an amended answer to include a license defense based on a license agreement dated June 28, 2018 by and between Oyster Optics and several subsidiaries of Coriant (now one of the Company’s affiliated subsidiaries). The Company also filed a motion for summary judgment based on the license defense on November 29, 2018. On June 25, 2019, the court granted the Company’s motion for summary judgment and on June 28, 2019, the court entered a final judgment for the Company. On July 22, 2019, Oyster Optics filed an appeal of the court’s decision with the Court of Appeals for the Federal Circuit. On February 11, 2021, the Court of Appeals for the Federal Circuit affirmed the district court’s decision. The Company believes that it does not infringe any valid and enforceable claim of the Oyster Optics patents in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster Optics filed an amended complaint. On December 3, 2019, the Company filed a motion to dismiss certain claims based on certain allegations made by Oyster Optics in their amended complaint, and Oyster Optics filed its opposition to the Company's motion on January 3, 2020. The Company filed its reply brief on January 13, 2020, and Oyster Optics filed its sur-reply on January 21, 2020. On December 27, 2019, the Company filed IPR petitions with the USPTO, in which the Company requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit. On January 17, 2020, the Company filed a motion to stay to the case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to the Company’s IPR petitions on April 13, 2020. The Company filed its answer to Oyster Optics' amended complaint on April 14, 2020. In connection with the Company’s IPR petitions, the USPTO issued an order on June 8, 2020, requesting additional briefing on the issue of why the Company filed two IPR petitions instead of one. The Company filed its reply to the USPTO order on June 16, 2020, and Oyster Optics submitted its sur-reply on June 18, 2020. On June 26, 2020, the USPTO instituted some of the Company’s IPR claims and rejected others. In light of the USPTO's favorable institution decision, the Company filed a renewed motion to stay the Oyster III case on June 30, 2020. On July 17, 2020, the Court denied the Company's motion to stay the proceedings, and on July 24, 2020 the Company received the Court's claim construction decision. On September 28, 2020, the Company filed motions for summary judgement based on the Company's license, non-infringement and marking defenses. The Company also filed motions to exclude certain testimony by Oyster Optics' expert witnesses. On September 29, 2020, the Court dismissed Oyster Optics' fraud claims without prejudice in response to the motion the Company filed on December 3, 2019. The Company and Oyster Optics participated in a mediation on October 16, 2020, which failed to result in any settlement between the parties. On February 11, 2021, the Court held a hearing with respect to the motions based on the Company’s license defenses. A second hearing with respect to the remaining motions based on the Company’s marking and non-infringement defenses is scheduled for March 25, 2021. In addition, the USPTO is holding a hearing in March 2021 regarding the Company's IPR petitions, with a decision due by the end of June 2021. A trial is currently scheduled for April 2021. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc.), alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
"Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. The Company filed answers to the complaint on May 29, 2020. On July 6, 2020, the Company filed a motion seeking to transfer the case to the Northern District of California, which motion remains pending at this time. The Parties continue to engage in fact discovery. A trial is currently scheduled for August 2021. The Company believes that it does not infringe any valid and enforceable claim of the Capella Patents, and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Viewpoint IP LLC
On February 24, 2021, Viewpoint IP LLC (“Viewpoint”) filed a complaint in the U.S. District Court for the District of Delaware against the Company, alleging infringement of Viewpoint’s U.S. Patent No. 6,869,853 (the “Viewpoint Patent”). The complaint alleges infringement of the Viewpoint Patent by the Company’s “Infinera-GX Series” product. The Company intends to defend this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
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
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of December 26, 2020 and December 28, 2019, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

15.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 26, 2020	December 28, 2019
Beginning balance	$43,348	$41,021
Charges to operations	23,973	23,874
Utilization	(31,462)	(25,070)
Change in estimate(1)	4,849	3,523
Balance at the end of the period	$40,708	$43,348
(1)The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair and product recalls. During the year ended December 26, 2020, the Company recorded $5.0 million in product warranty cost as a result of revising estimated failure rates and repair cost data for certain products. As the Company's products mature over time, failure rates and repair costs associated with such products generally decline leading to favorable changes in warranty reserves.
Letters of Credit and Bank Guarantees
The Company had $28.9 million of standby letters of credit, bank guarantees and surety bonds outstanding as of December 26, 2020. These consisted of $19.5 million related to customer performance guarantees, $0.3 million of value-added tax and customs' licenses, $4.0 million related to property leases, $4.4 million related to Coriant pre-acquisition restructuring plans, $0.6 million related to credit cards and $0.1 million for other liabilities. Of the $19.5 million related to customer performance guarantees, approximately $2.8 million was used to secure Surety Bonds in the aggregate of $5.5 million.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $11.5 million was backed by cash collateral from a third-party institution, and the Company accrues 2.25% annual fee and 0.13% annual fronting fee on the average LOC balances outstanding on the cash collateral.
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
As of December 26, 2020 and December 28, 2019, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $11.5 million and $4.1 million had been issued and outstanding for both periods, respectively. Approximately $169.5 million and $180.9 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of December 26, 2020 and December 28, 2019, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Stockholders’ Equity
Open Market Sales Agreement
On August 12, 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent and/or principal, pursuant to which the Company issued and sold through Jefferies, from time to time, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of $96.3 million. Subject to the terms and conditions of the Sales Agreement, Jefferies will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Jefferies with customary indemnification rights, and Jefferies will be entitled to a compensation of 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.
During the fiscal year ended December 26, 2020, the Company sold 12 million shares of common stock under the Sales Agreement, for net proceeds of approximately $93.4 million after paying Jefferies a sales commission of approximately $2.9 million related to services provided as the sales agent with respect to the sales of those shares.
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan; however, the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of December 26, 2020, options to purchase 0.1 million shares of the Company's common stock were outstanding and an insignificant number of RSUs were outstanding under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019 and May 2020, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares and 8.1 million shares, respectively. As of December 26, 2020, the Company reserved a total of 30.8 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Shares Reserved for Future Issuances
    Common stock reserved for future issuance was as follows (in thousands):

December 26, 2020
Outstanding stock options and awards	15,986
Reserved for future option and award grants	9,582
Reserved for future ESPP	9,437
Total common stock reserved for stock options and awards	35,005
Stock-based Compensation Plans
    The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,397	$8.11	$1
Options granted	—	$—
Options exercised	(229)	$7.43	$496
Options canceled	(53)	$11.57
Outstanding at December 29, 2018	1,115	$8.09	$—
Options granted	—	$—
Options exercised	—	$—	$—
Options canceled	(385)	$7.47
Outstanding at December 28, 2019	730	$8.41	$—
Options granted	—
Options exercised	(474)	$8.43	$155
Options canceled	(205)	$8.58
Outstanding at December 26, 2020	51	$7.57	$174
Exercisable at December 26, 2020	51	$7.57

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	6,791	$11.55	$42,988
RSUs granted	3,756	$10.52
RSUs released	(2,642)	$12.12	$26,457
RSUs canceled	(1,159)	$11.12
Outstanding at December 29, 2018	6,746	$10.83	$26,446
RSUs granted	8,950	$4.36
RSUs released	(2,784)	$10.48	$12,901
RSUs canceled	(1,312)	$8.37
Outstanding at December 28, 2019	11,600	$6.20	$90,254
RSUs granted	7,064	$5.95
RSUs released	(5,087)	$6.36	$30,421
RSUs canceled	(1,109)	$6.29
Outstanding at December 26, 2020	12,468	$5.99	$136,781

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 30, 2017	1,367	$16.28	$8,651
PSUs granted	521	$9.79
PSUs released	(55)	$15.93	$411
PSUs canceled	(704)	$16.01
Outstanding at December 29, 2018	1,129	$16.10	$4,425
PSUs granted	2,202	$4.63
PSUs released	(99)	$11.11	$472
PSUs canceled	(727)	$14.42
Outstanding at December 28, 2019	2,505	$6.48	$19,485
PSUs granted	1,628	$5.89
PSUs released	(285)	$9.02	$1,702
PSUs canceled	(382)	$6.93
Outstanding at December 26, 2020	3,466	$5.36	$38,022
Expected to vest as of December 26, 2020	2,481		$27,214
    The aggregate intrinsic value of unexercised options is calculated as the difference between the closing price of the Company’s common stock of $10.97 at December 24, 2020 and the exercise prices of the underlying stock options. The aggregate intrinsic value of the options which have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options. The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.97 at December 24, 2020. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, net of estimated forfeitures, of the Company’s equity compensation plans as of December 26, 2020. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$49,385	1.97
PSUs	$9,276	2.15
The following table summarizes information about options outstanding at December 26, 2020.

	Options Outstanding			Vested and Exercisable Options
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(In years)		(In thousands)
$7.25 - $8.01	51	0.33	$7.57	51	$7.57
Employee Stock Options
    The Company did not grant any stock options during 2020, 2019 or 2018. Stock option exercises are settled with newly issued shares of common stock approved by stockholders for inclusion under the 2007 Plan.
Amortization of stock-based compensation expense related to stock options in 2020, 2019 and 2018 was insignificant.

Employee Stock Purchase Plan
    The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Volatility	42% - 97%	70% - 72%	48% - 62%
Risk-free interest rate	0.12% - 1.56%	1.76% - 2.48%	1.90% - 2.31%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.17 - $3.42	$1.64 - $1.77	$2.47 - $3.13
The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Stock-based compensation expense	$6,607	$4,873	$5,478
Employee contributions	$15,346	$12,052	$15,992
Shares purchased	3,001	2,897	2,189
Restricted Stock Units
The Company granted RSUs to employees and members of the Company’s board of directors to receive shares of the Company’s common stock. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
based compensation expense related to RSUs in 2020, 2019 and 2018 was approximately $36.1 million, $32.3 million and $29.2 million, respectively.
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
In addition, in 2019, one of the Company's executive officers was awarded a PSU that will be eligible to vest if the market price condition is met. The assumptions used in calculating the estimated values of this award granted in fiscal 2019 were based upon Monte Carlo Model Assumptions and estimates as follows:

2019
Index volatility	N/A
Infinera volatility	64% - 68%
Risk-free interest rate	2.17% - 2.48%
Correlation with index/index component	N/A
Estimated fair value	$2.08 - $2.89

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes by grant year, the Company’s PSU activity for the year ended December 26, 2020 (in thousands):

	Total Number of Performance Stock Units	2017	2018	2019	2020
Outstanding at December 28, 2019	2,505	199	270	2,036	—
PSUs granted	1,628	—	—	—	1,628
PSUs released	(285)	(104)	(121)	(60)	—
PSUs canceled	(382)	(95)	(40)	(219)	(28)
Outstanding at December 26, 2020	3,466	—	109	1,757	1,600
Amortization of stock-based compensation expense related to PSUs in 2020, 2019 and 2018 was approximately $6.0 million, $6.1 million and $8.2 million, respectively.

Stock-based Compensation Expense
    The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Stock-based compensation effects in inventory	$3,979	$4,798	$4,750
Income tax benefit associated with stock-based compensation	$8,637	$10,438	$10,229
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$7,785	$6,449	$6,621
Research and development	16,863	17,457	16,270
Sales and marketing	10,907	8,413	10,869
General and administrative	13,906	10,460	9,649
Total stock-based compensation expense	$49,461	$42,779	$43,409

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17.    Income Taxes
    The following is a geographic breakdown of the provision for (benefit from) income taxes (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Current:
Federal	$494	$—	$—
State	917	288	186
Foreign	9,606	3,046	6,832
Total current	$11,017	$3,334	$7,018
Deferred:
Federal	$—	$369	$(546)
State	—	—	—
Foreign	(4,982)	(740)	(7,127)
Total deferred	$(4,982)	$(371)	$(7,673)
Total provision for (benefit from) income taxes	$6,035	$2,963	$(655)
    Loss before provision for income taxes from international operations was $37.3 million, $202.2 million and $135.5 million for the years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.
    The provisions for (benefit from) income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Expected tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.4)%	(0.1)%	(0.1)%
Research credits	1.2%	1.0%	1.8%
Stock-based compensation	(1.2)%	(2.0)%	(0.8)%
Change in valuation allowance	(16.9)%	(19.7)%	(18.1)%
Foreign rate differential	(6.3)%	(0.2)%	(2.9)%
Other	(0.4)%	(0.8)%	(0.6)%
Effective tax rate	(3.0)%	(0.8)%	0.3%
For 2020, the Company's income tax expense was $6.0 million with effective tax rate of (3.0)%. The difference between the effective income tax rate and the U.S federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and valuation allowances. The Company recognized an income tax expense of $3.0 million and income tax benefit of $0.7 million in fiscal years 2019 and 2018. The resulting effective tax rates were (0.8)% and 0.3% for 2019 and 2018. The 2019 and 2018 effective tax rates differ from the expected statutory rate of 21%, based on the Company's ability to benefit from its U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended
	December 26, 2020	December 28, 2019
Deferred tax assets:
Net operating losses	$354,598	$301,929
Research and foreign tax credits	126,839	121,065
Nondeductible accruals	61,871	72,094
Inventory valuation	32,444	31,982
Property, plant and equipment	5,819	4,601
Leasing Liabilities	24,261	19,265
Stock-based compensation	4,161	3,998
Total deferred tax assets	$609,993	$554,934
Valuation allowance	(531,923)	(484,834)
Net deferred tax assets	$78,070	$70,100
Deferred tax liabilities:
Accruals, reserves and prepaid expenses	$—	$(830)
Right of use asset	(17,515)	(16,261)
Acquired intangible assets	(24,547)	(34,542)
Convertible senior notes	(37,979)	(25,417)
Total deferred tax liabilities	$(80,041)	$(77,050)
Net deferred tax liabilities	$(1,971)	$(6,950)
    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 26, 2020 and December 28, 2019.
To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings or other comprehensive income.
    As of December 26, 2020, the Company had net operating loss carryforwards of approximately $725.9 million for federal income tax purposes which will begin to expire in 2027 if unused. The Company had net operating loss carryforwards of approximately $555.8 million for state income tax purposes which will begin to expire in the year 2021 if unused. The Company also had foreign net operating loss carryforwards of approximately $674.8 million.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 26, 2020, the Company also had R&D credit carryforwards of approximately $53.2 million for federal income tax and $56.9 million for state income tax purposes. The federal R&D tax credit will begin to expire in 2023 if unused. State R&D tax credits will carry forward indefinitely.
As of December 26, 2020, the Company also had Foreign Tax credit carryforwards of approximately $41.5 million for federal income tax. The foreign tax credit will begin to expire in 2023 if unused.
Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $3.1 million to offset future Canadian income tax payable as of December 26, 2020. The Company's Portugal subsidiary has a SIFIDE Credit of $4.6 million to offset future income tax in Portugal payable as of December 26, 2020. Canadian SRED credits will begin to expire in the year 2032 if not fully utilized. The Portugal SIFIDE credits will begin to expire in the year 2021.
At December 26, 2020, the Company had federal capital loss carryforwards of $7.6 million. If not utilized, the federal capital loss will expire in 2023.
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
    The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 26, 2020	December 28, 2019	December 29, 2018
Beginning balance	$44,092	$24,617	$19,786
Tax position related to current year
Additions	3,213	1,965	2,296
Tax positions related to prior years
Additions	11,494	18,212	2,981
Reductions	(625)	(542)	(40)
Lapses of statute of limitations	(243)	(160)	(406)
Ending balance	$57,931	$44,092	$24,617
As of December 26, 2020, the cumulative unrecognized tax benefit was $57.9 million, of which $40.2 million was netted against deferred tax assets that would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 26, 2020, approximately $20.6 million, if recognized, would impact the Company’s effective tax rate. The amount of unrecognized tax benefit could be reduced upon expiration of the applicable statute of limitation. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.
    As of December 26, 2020, December 28, 2019 and December 29, 2018, the Company had $2.9 million, $1.4 million and $1.2 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.5 million was included in the Company’s provision for income taxes in each of the years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
The Company files income tax returns in the United States, various state jurisdictions and various foreign jurisdictions. As of December 26, 2020, the Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities and other major foreign jurisdictions where the Company conducts business, under the statute of limitations for years 2002 and forward.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Included in the balance of income tax liabilities, accrued interest and penalties at December 26, 2020 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The aforementioned relief available under the CARES Act did not have a material impact on the Company's provision for income taxes for the fiscal year ended December 26, 2020.
Post Tax Reform, the Company and its subsidiaries do not have significant unremitted foreign earnings and the associated withholding and other taxes are not material for the fiscal year ended December 26, 2020.
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
Revenue by geographic region is based on the shipping address of the customer. For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Consolidated Financial Statements.
Additionally, the following table sets forth long-lived assets by geographic region (in thousands):

	December 26, 2020	December 28, 2019
United States	$127,691	$118,656
Other Americas	2,668	2,798
Europe, Middle East and Africa	18,605	21,536
Asia Pacific and Japan	4,169	7,803
Total property, plant and equipment, net	$153,133	$150,793

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19.    Employee Benefit and Pension Plans
Defined Contribution Plans
    The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $2.4 million, $2.7 million and $2.3 million for 2020, 2019 and 2018, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2020, 2019 and 2018.
    In connection with the Company's acquisition of Transmode during the third quarter of 2015, the Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.7 million for 2020, $2.6 million for 2019 and $2.8 million for 2018.
    The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. For the years ended December 26, 2020 and December 28, 2019, the Company had $3.5 million and $3.9 million related to post-retirement costs, respectively.
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
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 26, 2020	December 28, 2019
Benefit obligation at beginning of year	$113,234	$104,624
Service cost	896	2,061
Interest cost	1,773	2,075
Benefits paid	(3,103)	(1,925)
Curtailment	(258)	—
Actuarial loss	6,243	9,134
Employee contributions	986	—
Foreign currency exchange rate changes	10,165	(2,735)
Benefit obligation at end of year(1)	$129,936	$113,234
Fair value of plan assets at beginning of year	$69,777	$63,064
Actual return on plan assets	447	9,043
Payments	—	(1,397)
Employee contributions	1,305	715
Employer contributions	—	53
Foreign currency exchange rate changes	6,032	(1,701)
Fair value of plan assets at end of year	$77,561	$69,777
Net liability recognized	$52,375	$43,457
(1)    The Company's accumulated benefit obligation was $128.9 million and $110.8 million at December 26, 2020 and December 28, 2019, respectively.
The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.
The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

	December 26, 2020	December 28, 2019
Other non-current assets	$77,561	$69,777
Other long-term liabilities	(129,936)	(113,234)
Net liability recognized	$(52,375)	$(43,457)
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Years ended
	December 26, 2020	December 28, 2019	December 29, 2018(1)
Service cost	$896	$2,061	$466
Interest cost	1,773	2,075	512
Expected return on plan assets	(2,644)	(2,371)	(653)
Amortization of actuarial loss (gain)	1,884	1,638	234
Total net periodic benefit cost	$1,909	$3,403	$559
(1)     Acquisition date through December 29, 2018.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table sets forth the changes in accumulated other comprehensive income for the Company's benefit plans (pre-tax) (in thousands):

	December 26, 2020	December 28, 2019
Beginning balance	$(5,367)	$(5,313)
Net actuarial loss arising in current year	(8,183)	(1,680)
Amortization of net actuarial loss(1)	1,884	1,638
Foreign currency translation gain (loss)	—	(12)
Ending balance	$(11,666)	$(5,367)
(1)    The actuarial loss for the year ended December 16, 2020 was caused primarily by the change in the discount rate. Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during fiscal year 2021 is $3.5 million (pre-tax).
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	December 26, 2020	December 28, 2019
Discount rate	1.05%	1.35%
Salary growth rate	2.25%	2.25%
Pension growth rate	2.00%	2.00%
Expected long-term rate of return on plan assets	3.93%	3.93%
Assumptions regarding future mortality are set based on actuarial advice in accordance with published German statistics and experience. These assumptions translate into an average remaining life expectancy in years for a pensioner retiring at age 65:

2021 Life Expectancy
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category (in thousands):

	As of December 26, 2020
	Fair Value Measured Using
	Level 1	Level 2	Total
Cash	$1,060	$—	$1,060
Equity fund	—	48,942	48,942
Insurance contracts	—	27,394	27,394
Pension fund	—	165	165
Total plan assets at fair value	$1,060	$76,501	$77,561

	As of December 28, 2019
	Fair Value Measured Using
	Level 1	Level 2	Total
Cash	$895	$—	$895
Equity fund	—	43,540	43,540
Insurance contracts	—	15,149	15,149
Mixed fund	—	615	615
Pension fund	—	9,578	9,578
Total plan assets at fair value	$895	$68,882	$69,777
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
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred during the year ended December 26, 2020.
Future Contributions
In fiscal 2021, the Company expects to make contributions of $5.1 million to cover benefit payments to plan participants.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 26, 2020 are as follows (in thousands):

2021	$5,121
2022	$4,333
2023	$3,872
2024	$4,302
2025	$6,003
2026 to 2030	$22,904

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
20.    Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2020 and 2019. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
	2020				2019
	Dec. 26	Sep. 26	Jun. 27	Mar. 28	Dec. 28	Sep. 28	Jun. 29	Mar. 30

	(In thousands, except per share data)
Revenue:
Product	$267,226	$261,906	$261,227	$255,192	$307,861	$253,754	$226,866	$223,007
Services	86,299	78,305	70,360	75,081	76,706	71,587	69,384	69,700
Total revenue	353,525	340,211	331,587	330,273	384,567	325,341	296,250	292,707
Cost of revenue:
Cost of product	178,153	185,001	186,519	201,792	213,536	186,205	177,501	157,817
Cost of services	44,724	38,100	36,599	40,695	38,543	34,866	36,831	36,676
Amortization of intangible assets	4,611	7,287	8,721	8,628	8,437	7,796	8,098	8,252
Acquisition and integration costs	—	43	750	1,035	7,238	8,447	10,700	2,064
Restructuring and related	(106)	1,504	1,591	1,157	5,407	1,198	1,864	21,466
Total cost of revenue	227,382	231,935	234,180	253,307	273,161	238,512	234,994	226,275
Gross profit	126,143	108,276	97,407	76,966	111,406	86,829	61,256	66,432
Amortization of intangible assets	4,745	4,696	4,585	4,555	6,617	6,861	6,745	7,057
Acquisition and integration costs	(265)	1,045	3,344	9,222	11,011	11,962	12,164	7,134
Restructuring and related	7,230	6,679	5,097	5,580	18,024	2,168	3,471	17,188
Other operating expenses	121,209	122,773	129,007	134,489	136,625	135,125	147,260	146,741
Total operating expenses	132,919	135,193	142,033	153,846	172,277	156,116	169,640	178,120
Loss from operations	(6,776)	(26,917)	(44,626)	(76,880)	(60,871)	(69,287)	(108,384)	(111,688)
Other income (expense), net	(2,043)	(7,620)	(14,374)	(21,452)	(5,886)	(13,932)	(3,887)	(9,720)
Loss before income taxes	(8,819)	(34,537)	(59,000)	(98,332)	(66,757)	(83,219)	(112,271)	(121,408)
Provision for (benefit from) income taxes	1,105	1,359	2,635	936	(163)	1,548	1,385	193
Net loss	$(9,924)	$(35,896)	$(61,635)	$(99,268)	$(66,594)	$(84,767)	$(113,656)	$(121,601)
Net loss per common share
Basic	$(0.05)	$(0.19)	$(0.33)	$(0.55)	$(0.37)	$(0.47)	$(0.64)	$(0.69)
Diluted	$(0.05)	$(0.19)	$(0.33)	$(0.55)	$(0.37)	$(0.47)	$(0.64)	$(0.69)

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2020 and 2019 were 52-week years that ended on December 26, 2020, and December 28, 2019 respectively. The quarters for fiscal years 2020 and 2019 were 13-week quarters.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In December of 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. These integration initiatives and restructuring initiatives under the 2018 Restructuring Plan were substantially completed in 2019. During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. As of December 26, 2020, the identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed For more information on the Company's restructuring plans, see Note 10, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements.
Effective December 30, 2018, the Company adopted Topic 842, using the alternative modified transition method. Results for the reporting periods beginning December 30, 2018 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting under ASC Topic 840, “Leases.” The company incurred lease impairment costs included in restructuring expenses.
Effective December 29, 2019, the Company adopted Topic 326 on a modified retrospective basis through a cumulative-effect adjustment at the beginning of the first quarter of 2020. Results for the reporting periods beginning December 29, 2019 are presented under Topic 326, while prior period amounts are not adjusted.
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
Evaluation of Disclosure Controls and Procedures
    An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 26, 2020, our disclosure controls and procedures are effective.
Inherent Limitations on Effectiveness of Controls
    Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to its costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting
    During the three months ended December 26, 2020 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
    Management assessed the effectiveness of our internal control over financial reporting as of December 26, 2020, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
    Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of our fiscal year 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of the end of fiscal year 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.

ITEM 9B.    OTHER INFORMATION
    None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive officers, refer to the section entitled “Information about our Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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

ITEM 11.    EXECUTIVE COMPENSATION
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a)(1) Consolidated Financial Statements
    This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
    (a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$484,834	$493,157	$205,241
Additions	53,761	122,878	355,166
Reductions	(6,672)	(131,201)	(67,250)
Ending balance	$531,923	$484,834	$493,157
Allowance for doubtful accounts
Beginning balance	$4,005	$1,821	$892
Additions	2,422	2,184	929
Deductions/write-offs	(3,515)	—	—
Ending balance	$2,912	$4,005	$1,821
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

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 12, 2007.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on August 11, 2020.
4.1	Form of Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form S-1/A (No. 333-140876), filed with the SEC on April 27, 2007.
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

4.6	Form of 2.50% Convertible Senior Note due 2027 (included in Exhibit 4.5 incorporated by reference hereto)
4.7
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.5 of the Registrant's Annual Report on Form 10-K (No. 001-33486) filed with the SEC on March 4, 2020.

4.8	Form of Indenture, incorporated herein by reference to Exhibit 4.2 of the Registrant's Form S-3 Registration Statement (No. 333-244741) filed with the SEC on August 12, 2020.
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
10.3*
Infinera Corporation Amended and Restated 2007 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K (No. 001-33486) filed with the SEC on March 4, 2020.

10.4*
Form of 2007 Employee Stock Purchase Plan Global Subscription Agreement, incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K (No. 001-33486) filed with the SEC on March 4, 2020.

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

Exhibit No.	Description
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
10.12*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 22, 2020.

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

Exhibit No.	Description
10.26
Increase Joinder and Amendment Number One to Credit Agreement, dated as of December 23, 2019, by and among Infinera Corporation, Wells Fargo Bank, National Association and BMO Harris Bank N.A., incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (No. 001-33486), filed with the SEC on December 26, 2019.

10.27*
Offer Letter between Infinera Corporation and Nicholas Walden dated January 3, 2020, incorporated herein by reference to Exhibit 10.27 of the Registrant's Annual Report in Form 10-K (No. 001-33486) filed with the SEC on March 4, 2020.

10.28
Second Amendment to Credit Agreement, dated as of March 4, 2020, among Infinera Corporation, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 4, 2020

10.29
Purchase Agreement, dated March 4, 2020, by and between Infinera Corporation and Goldman Sachs & Co. LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on March 9, 2020

10.30
Letter agreement, dated as of April 13, 2020, among Infinera Corporation, Oaktree Optical Holdings, L.P. and certain other parties, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on April 14, 2020

10.31	Transition Agreement, dated as of November 21, 2020, by and between Infinera Corporation and Thomas Fallon.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
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
Dated: March 3, 2021

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer Principal Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Heard and Nancy Erba, and each of them individually, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ DAVID W. HEARD	Chief Executive Officer, Principal Executive Officer and Director	March 3, 2021
David W. Heard

/s/ NANCY ERBA	Chief Financial Officer, Principal Financial Officer	March 3, 2021
Nancy Erba

/s/ MICHAEL FERNICOLA	Chief Accounting Officer and Principal Accounting Officer	March 3, 2021
Michael Fernicola
/s/ GEORGE RIEDEL	Chairman of the Board	March 3, 2021
George Riedel

/s/ CHRISTINE BUCKLIN	Director	March 3, 2021
Christine Bucklin

/s/ GREG P. DOUGHERTY	Director	March 3, 2021
Greg P. Dougherty

/s/ THOMAS J. FALLON	Director	March 3, 2021
Thomas J. Fallon

/s/ MARCEL GANI	Director	March 3, 2021
Marcel Gani

/s/ SHARON HOLT	Director	March 3, 2021
Sharon Holt

/s/ KAMBIZ Y. HOOSHMAND	Director	March 3, 2021
Kambiz Y. Hooshmand

/s/ PAUL J. MILBURY	Director	March 3, 2021
Paul J. Milbury

/s/ AMY RICE	Director	March 3, 2021
Amy Rice

/s/ MARK A. WEGLEITNER	Director	March 3, 2021
Mark A. Wegleitner
/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Innovation Officer and Director	March 3, 2021
David F. Welch, Ph.D.