Form 10-Q
period 2021-03-27
Infinera Corp
filed 2021-05-04
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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

140 Caspian Court
Sunnyvale, CA 94089
(Former name or former address and former fiscal year, if changed since last report)
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

As of April 30, 2021, 204,996,590 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 27, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current assets:
Cash	$234,029	$298,014
Short-term restricted cash	3,288	3,293
Accounts receivable, net of allowance for doubtful accounts of $3,102 in 2021 and $2,912 in 2020	276,855	319,428
Inventory	262,827	269,307
Prepaid expenses and other current assets	139,245	171,831
Total current assets	916,244	1,061,873
Property, plant and equipment, net	153,118	153,133
Operating lease right-of-use assets	64,942	68,851
Intangible assets	115,164	124,882
Goodwill	265,216	273,426
Long-term restricted cash	12,228	14,076
Other non-current assets	40,043	36,256
Total assets	$1,566,955	$1,732,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,984	$175,762
Accrued expenses and other current liabilities	129,598	150,550
Accrued compensation and related benefits	56,050	52,976
Short-term debt, net	25,068	101,983
Accrued warranty	18,943	19,369
Deferred revenue	124,285	133,246
Total current liabilities	505,928	633,886
Long-term debt, net	453,427	445,996
Long-term financing lease obligations	1,964	1,383
Long-term accrued warranty	19,944	21,339
Long-term deferred revenue	28,960	29,810
Long-term deferred tax liability	3,681	4,164
Long-term operating lease liabilities	72,912	76,126
Other long-term liabilities	86,791	93,509
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 27, 2021 and December 26, 2020 Issued and outstanding shares – 204,812 as of March 27, 2021 and 201,397 as of December 26, 2020	205	201
Additional paid-in capital	1,983,599	1,965,245
Accumulated other comprehensive loss	(14,870)	(11,898)
Accumulated deficit	(1,575,586)	(1,527,264)
Total stockholders' equity	393,348	426,284
Total liabilities and stockholders’ equity	$1,566,955	$1,732,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Revenue:
Product	$254,161	$255,192
Services	76,746	75,081
Total revenue	330,907	330,273
Cost of revenue:
Cost of product	165,485	201,792
Cost of services	43,260	40,695
Amortization of intangible assets	4,616	8,628
Acquisition and integration costs	—	1,035
Restructuring and related	514	1,157
Total cost of revenue	213,875	253,307
Gross profit	117,032	76,966
Operating expenses:
Research and development	73,529	68,180
Sales and marketing	32,772	36,689
General and administrative	26,506	29,620
Amortization of intangible assets	4,405	4,555
Acquisition and integration costs	614	9,222
Restructuring and related	2,319	5,580
Total operating expenses	140,145	153,846
Loss from operations	(23,113)	(76,880)
Other income (expense), net:
Interest income	40	24
Interest expense	(11,843)	(8,794)
Other gain (loss), net	(12,395)	(12,682)
Total other income (expense), net	(24,198)	(21,452)
Loss before income taxes	(47,311)	(98,332)
Provision for income taxes	1,011	936
Net loss	$(48,322)	$(99,268)
Net loss per common share:
Basic	$(0.24)	$(0.55)
Diluted	$(0.24)	$(0.55)
Weighted average shares used in computing net loss per common share:
Basic	202,638	182,024
Diluted	202,638	182,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net loss	$(48,322)	$(99,268)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,833)	(11,106)
Actuarial gain (loss) on pension liabilities	861	(394)
Net change in accumulated other comprehensive income (loss)	(2,972)	(11,500)
Comprehensive loss	$(51,294)	$(110,768)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 27, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	1,294	2	9,011	—	—	9,013
Restricted stock units released	2,269	2	(2)	—	—	—
Shares withheld for tax obligations	(194)	—	(1,938)	—	—	(1,938)
Stock-based compensation	—	—	10,951	—	—	10,951
Other comprehensive loss	—	—	—	(2,972)	—	(2,972)
Net loss	—	—	—	—	(48,322)	(48,322)
Balance at March 27, 2021	204,812	$205	$1,983,599	$(14,870)	$(1,575,586)	$393,348

	Three Months Ended March 28, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
ESPP shared issued	1,839	2	7,392	—	—	7,394
Restricted stock units released	225	—	—	—	—	—
Stock-based compensation	—	—	11,411	—	—	11,411
Cumulative effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Other comprehensive loss	—	—	—	(11,500)	—	(11,500)
Net loss	—	—	—	—	(99,268)	(99,268)
Balance at March 28, 2020	183,198	$183	$1,827,484	$(46,139)	$(1,419,809)	$361,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Cash Flows from Operating Activities:
Net loss	$(48,322)	$(99,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,546	25,445
Non-cash restructuring charges and related costs	1,410	1,760
Amortization of debt discount and issuance costs	7,822	5,731
Operating lease expense	5,228	5,204
Stock-based compensation expense	10,974	11,703
Other, net	2,065	1,153
Changes in assets and liabilities:
Accounts receivable	38,671	70,238
Inventory	4,059	17,737
Prepaid expenses and other assets	20,669	(18,744)
Accounts payable	(23,584)	(72,355)
Accrued liabilities and other expenses	(11,964)	(32,083)
Deferred revenue	(8,944)	(8,038)
Net cash provided by (used in) operating activities	18,630	(91,517)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(11,721)	(8,464)
Net cash used in investing activities	(11,721)	(8,464)
Cash Flows from Financing Activities:
Proceeds from issuance of 2027 Notes	—	194,500
Proceeds from revolving line of credit	—	55,000
Repayment of revolving line of credit	(77,000)	—
Payment of debt issuance cost	—	(1,775)
Repayment of mortgage payable	(22)	(99)
Payment of term license obligation	(2,544)	—
Principal payments on financing lease obligations	(309)	—
Proceeds from issuance of common stock	9,344	7,395
Minimum tax withholding paid on behalf of employees for net share settlement	(1,938)	—
Net cash (used in) provided by financing activities	(72,469)	255,021
Effect of exchange rate changes on cash and restricted cash	(278)	(4,369)
Net change in cash and restricted cash	(65,838)	150,671
Cash and restricted cash at beginning of period	315,383	132,797
Cash and restricted cash at end of period(1)	$249,545	$283,468

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$4,355	$1,072
Cash paid for interest	$7,654	$5,131
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$—	$1,793
Property and equipment included in accounts payable and accrued liabilities	$255	$3,370
Transfer of inventory to fixed assets	$1,041	$118
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$10,533	$—

(1)     Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:

	March 27, 2021	March 28, 2020

	(In thousands)
Cash	$234,029	$261,534
Short-term restricted cash	3,288	4,126
Long-term restricted cash	12,228	17,808
Total cash and restricted cash	$249,545	$283,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating and financing lease liabilities, and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the recent outbreak of a novel strain of the coronavirus (“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
    To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended March 27, 2021, one customer accounted for 10% of the Company's total revenue. The same customer accounted for 11% of the Company's total revenue for the three months ended March 28, 2020.
    There have been no material changes in the Company’s significant accounting policies for the three months ended March 27, 2021 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
2.Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
    In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of 2021 and the impact of the adoption was not material to the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)" ("ASU 2020-06"). The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. This update removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. This update also simplifies the diluted net income per share calculation in certain areas. The update is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company elected not to early adopt ASU 2020-06. The Company is currently evaluating the impact of the adoption of ASU 2020-06 would have on its consolidated financial statements.
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
3.    Leases
    The Company has operating leases for real estate and automobiles. The operating lease expense for the three months ended March 27, 2021 was $7.3 million (including $2.0 million of rent expense due to restructuring resulting in abandonment of certain lease facilities). The operating lease expense for the three months ended March 28, 2020 was $8.6 million (including $1.4 million of accelerated rent expense due to restructuring resulting in abandonment of certain lease facilities). Variable lease cost, short-term lease cost and sublease income were immaterial during the three months ended March 27, 2021 and March 28, 2020.
As of March 27, 2021, $16.1 million was included in accrued expenses and other current liabilities and $72.9 million as long-term operating lease liabilities. As of December 26, 2020, $14.9 million was included in accrued expenses and other current liabilities and $76.1 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of March 27, 2021 (in thousands):

Remainder of 2021	$17,361
2022	22,249
2023	17,284
2024	15,180
2025	14,178
Thereafter	30,866
Total lease payments	117,118
Less: interest(1)	28,068
Present value of lease liabilities	$89,050
(1) Calculated using the interest rate for each lease.

The following table presents supplemental information for the Company's non-cancelable operating leases for the three months ended March 27, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.39 years
Weighted average discount rate	9.18%
Cash paid for amounts included in the measurement of lease liabilities	$6,113
Leased assets obtained in exchange for new operating lease liabilities	$2,591
Financing Lease Obligations
During the three months ended March 27, 2021, there was one new finance lease arrangement. The lease term for existing arrangements range from three to five years with options to purchase at the end of the term. Finance lease expense for the three months ended March 27, 2021 was approximately $0.3 million. Finance lease expense for the three months ended March 28, 2020 was $0.2 million.
As of March 27, 2021, $1.4 million was included in accrued expenses and other current liabilities and $2.0 million as long-term finance lease obligation related to these equipment finance lease arrangements. As of December 26, 2020, $1.1 million was included in accrued expenses and other current liabilities and $1.4 million as a long-term finance lease obligation related to these equipment finance lease arrangements.
The following table presents maturity of lease liability under the Company's finance leases as of March 27, 2021 (in thousands):

Remainder of 2021	$1,326
2022	1,366
2023	831
2024	177
Thereafter	—
Total lease payments	3,700
Less: interest	274
Present value of lease liabilities	$3,426
The following table presents supplemental information for the Company's finance leases for the three months ended March 27, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	2.31 years
Weighted average discount rate	7.12%
Cash paid for amounts included in the measurement of lease liabilities	$309
Leased assets obtained in exchange for new finance lease liabilities	$1,208

4. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Product	$254,161	$255,192
Services	76,746	75,081
Total revenue	$330,907	$330,273
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
United States	$157,649	$170,526
Other Americas	19,531	19,688
Europe, Middle East and Africa	114,908	88,578
Asia Pacific	38,819	51,481
Total revenue	$330,907	$330,273
    The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Direct	$271,301	$244,351
Indirect	59,606	85,922
Total revenue	$330,907	$330,273
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 27, 2021	December 26, 2020
Accounts receivable, net	$276,855	$319,428
Contract assets	$33,899	$51,583
Deferred revenue	$153,245	$163,056
Revenue recognized for the three months ended March 27, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $31.3 million. Revenue recognized for the three months ended March 28, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $38.7 million. Changes in the contract asset and liability balances during the three months ended March 27, 2021 and March 28, 2020 were not materially impacted by other factors.
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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized in the future as of March 27, 2021	$454,393	$60,539	$39,260	$11,552	$2,708	$2,119	$570,571

5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 27, 2021			As of December 26, 2020
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets (Liabilities)
Foreign currency exchange forward contracts	$—	$(151)	$(151)	$—	$(72)	$(72)
During the three months ended March 27, 2021, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of March 27, 2021 and December 26, 2020, none of the Company’s existing assets or liabilities were classified as Level 3.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. In light of the COVID-19 pandemic, the Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 27, 2021.
Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements), for the three months ended March 27, 2021, the Company calculated the fair value of $2.0 million, in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs. These inputs included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate.
Cash
As of March 27, 2021, the Company had $234.0 million of cash, including $98.7 million of cash held by its foreign subsidiaries.
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
Historically, the Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its Euro and British pound denominated account balances. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated account balances, and therefore do not subject the Company to material balance sheet risk.
As of March 27, 2021 and December 26, 2020, the Company posted collateral of $0.9 million and $0.9 million, respectively, on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three months ended March 27, 2021 and March 28, 2020, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.3 million and $0.1 million, respectively, included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of March 27, 2021, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes. Accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one institution with high credit quality and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 27, 2021			As of December 26, 2020
	Gross Notional(1)	Prepaid expenses and other current assets	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated monetary balances	$11,341	$6	$—	$23,605	$(59)
Related to British Pound denominated monetary balances	$19,159	$—	(157)	4,868	(13)
	$30,500	$6	$(157)	$28,473	$(72)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For both the three months ended March 27, 2021 and March 28, 2020, the Company's recognized factoring related interest expense was approximately $0.1 million, respectively. For the three months ended March 27, 2021 and March 28, 2020, the Company's gross amount of trade accounts receivables sold was approximately $31.0 million and $26.5 million, respectively.

7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three months ended March 27, 2021 (in thousands):

Balance as of December 26, 2020	$273,426
Foreign currency translation adjustments	(8,210)
Balance as of March 27, 2021	$265,216
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 27, 2021 and December 26, 2020 (in thousands, except for weighted average data):

	March 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships and backlog	159,955	(93,590)	66,365	4.7
Developed technology	187,891	(139,092)	48,799	2.8
Total intangible assets with finite lives	$348,846	$(233,682)	$115,164
*NMF = Not meaningful

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships and backlog	162,098	(90,667)	71,431	4.9
Developed technology	192,285	(138,834)	53,451	3.0
Total intangible assets with finite lives	$355,383	$(230,501)	$124,882
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $9.0 million and $13.1 million for the three months ended March 27, 2021 and March 28, 2020, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 27, 2021 (in thousands):

		Fiscal Years
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Total future amortization expense	$115,164	$26,888	$33,284	$27,215	$11,983	$9,025	$6,769

8.    Balance Sheet Details
Restricted Cash
    The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
    The following table provides a rollforward of the allowance for doubtful accounts for accounts receivable for the three months ended March 27, 2021 (in thousands):

Balance as of December 26, 2020	$2,912
Additions(1)	461
Write offs(2)	(225)
Other(3)	(46)
Balance as of March 27, 2021	$3,102
(1)     The new additions during the three months ended March 27, 2021 are primarily due to specific reserves.
(2)    The write offs during the three months ended March 27, 2021 are primarily amounts fully reserved previously.
(3)     Primarily represents foreign currency translation adjustments.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	March 27, 2021	December 26, 2020
Inventory
Raw materials	$31,808	$34,693
Work in process	55,482	55,835
Finished goods	175,537	178,779
Total inventory	$262,827	$269,307
Property, plant and equipment, net
Computer hardware(1)	$31,046	$34,502
Computer software(2)	39,995	44,397
Laboratory and manufacturing equipment(3)	241,367	333,955
Land and building	12,349	12,349
Furniture and fixtures	3,065	3,445
Leasehold and building improvements(4)	52,027	66,014
Construction in progress	44,612	39,727
Subtotal	424,461	534,389
Less accumulated depreciation and amortization(5)	(271,343)	(381,256)
Total property, plant and equipment, net	$153,118	$153,133
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$17,270	$18,848
Taxes payable	36,042	45,884
Short-term operating and financing lease liability	17,600	16,023
Restructuring accrual	5,340	9,292
Other accrued expenses and other current liabilities	53,346	60,503
Total accrued expenses	$129,598	$150,550
(1)Included in computer hardware at March 27, 2021 was $1.2 million related to an equipment finance lease entered into by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $1.2 million using a discount rate of 8.4% and was included in property, plant and equipment, net.
(2)Included in computer software at March 27, 2021 and December 26, 2020 were $25.6 million and $25.4 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at March 27, 2021 and December 26, 2020 were $10.4 million and $10.8 million, respectively. Also included in computer software at March 27, 2021 and December 26, 2020 was $17.6 million and $17.0 million, respectively, related to term licenses. The unamortized term license costs at March 27, 2021 and December 26, 2020 was $10.9 million and $12.0 million, respectively.
(3)Included in laboratory and manufacturing equipment at March 27, 2021 was $2.0 million related to an equipment finance lease entered into by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $2.0 million using a discount rate of 8.2% and was included in property, plant and equipment, net.
(4)Included in leasehold improvements at March 27, 2021 was an equipment finance lease entered into by the Company for a term of five years with an option to purchase at the end of the five-year term. The finance lease was recorded at $2.3 million using a discount rate of 5% and was included in property, plant and equipment, net.
(5)Depreciation expense was $11.5 million and $12.3 million (which includes depreciation of capitalized ERP cost of $0.6 million and $0.7 million, respectively) for the three months ended March 27, 2021 and March 28, 2020, respectively.

9.    Restructuring and Related Costs

In December 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for many of the largest global network operators (the “Acquisition”). As part of the 2018 Restructuring Plan, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, including closure of its Berlin, Germany site, reducing headcount at its Munich, Germany site, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. The Berlin and Munich initiatives were substantially completed in fiscal year 2020.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations.
During the three months ended March 27, 2021 and March 28, 2020, the Company recorded $0.8 million and $3.7 million, respectively, in severance and related costs in its condensed consolidated statements of operations. As of December 26, 2020, the identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed, with the majority of associated payments made in fiscal year 2020 and the remaining amounts expected to be paid by the first half of fiscal year 2021. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2020 Restructuring Plan, the 2018 Restructuring Plan and Coriant's previous restructuring and reorganization plans (in thousands):

	Three Months Ended
	March 27, 2021		March 28, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$514	$272	$1,101	$2,630
Lease related impairment charges	—	1,950	44	2,945
Asset impairment	—	51	12	5
Others	—	46	—	—
Total	$514	$2,319	$1,157	$5,580

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance at December 26, 2020	$10,241	$—	$—	$230	$10,471
Charges	786	1,950	51	46	2,833
Cash Payments	(4,422)	(1,050)	—	(173)	(5,645)
Non-Cash Settlements and Other	(445)	(900)	(51)	(14)	(1,410)
Balance at March 27, 2021	$6,160	$—	$—	$89	$6,249
As of March 27, 2021, the Company's restructuring liability was comprised of $6.2 million of severance and related expenses, of which $2.8 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by end of 2023. Out of the remaining liability, $3.0 million is related to the 2020 Restructuring Plan and is expected to be substantially paid by the first half of 2021, and an immaterial amount is related to the 2018 Restructuring Plan which was substantially completed in previous years.

10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the three months ended March 27, 2021 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 26, 2020	$732	$(11,666)	$(964)	$(11,898)
Other comprehensive loss before reclassifications	(3,833)	—	—	(3,833)
Amounts reclassified from accumulated other comprehensive loss	—	861	—	861
Net current-period other comprehensive income (loss)	(3,833)	861	—	(2,972)
Balance at March 27, 2021	$(3,101)	$(10,805)	$(964)	$(14,870)

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
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2021	March 28, 2020
Net loss	$(48,322)	$(99,268)
Weighted average common shares outstanding - basic and diluted	202,638	182,024
Net loss per common share - basic and diluted	$(0.24)	$(0.55)
The Company incurred net losses during the three months ended March 27, 2021 and March 28, 2020, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2027 Notes in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Stock options outstanding	—	605
Restricted stock units	15,851	17,214
Performance stock units	3,065	4,057
Employee stock purchase plan shares	930	1,994
Total	19,846	23,870
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	March 27, 2021	December 26, 2020
Principal	$200,000	$200,000
Unamortized discount (1)	(62,308)	(64,223)
Unamortized issuance cost (1)	(3,845)	(3,963)
Net carrying amount	$133,847	$131,814

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 71 months.
As of March 27, 2021, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
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
The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Contractual interest expense	$1,250	$274
Amortization of debt issuance costs	118	27
Amortization of debt discount	1,915	440
Total interest expense	$3,283	$741

For the three months ended March 27, 2021, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of March 27, 2021, the fair value of the 2027 Notes was $302.1 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on March 26, 2021 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $10.13 per share as reported on the Nasdaq Stock Market on March 26, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes exceeded the principal amount by $64.6 million.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. For the three months ended March 27, 2021, the Company recorded $0.3 million as amortization of deferred debt issuance cost and $0.2 million as contractual interest expense and related charges.
In January 2021, the Company repaid in full the then outstanding principal balance of $77.0 million. As of March 27, 2021, the Company had availability of $138.9 million under the Credit Facility and had letters of credit outstanding of approximately $11.1 million.

Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to the contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. In October 2020, the Company and the contract manufacturer amended the payment terms to extend the due date by six months, set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due. As of March 27, 2021, $24.6 million was outstanding, which was included in short-term debt. The outstanding balance and interest was repaid in full in April 2021.
Mortgage Payable
    In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of March 27, 2021, $8.1 million remained outstanding, of which $0.4 million was included in short-term debt and $7.7 million was included in long-term debt.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	March 27, 2021	December 26, 2020
Principal	$402,500	$402,500
Unamortized discount (1)	(85,046)	(90,213)
Unamortized issuance cost (1)	(5,551)	(5,889)
Net carrying amount	$311,903	$306,398

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 41 months.
As of March 27, 2021, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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
The following table sets forth total interest expense recognized related to the 2024 Notes for the three months ended March 27, 2021 and March 28, 2020 (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Contractual interest expense	$2,138	$2,138
Amortization of debt issuance costs	337	306
Amortization of debt discount	5,167	4,680
Total interest expense	$7,642	$7,124
For the three months ended March 27, 2021, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of March 27, 2021, the fair value of the 2024 Notes was $485.8 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on March 26, 2021 (the last trading day of the fiscal quarter). The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $10.13 per share as reported on the Nasdaq Stock Market on March 26, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2024 Notes exceed their principal amount by $10.5 million.
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period (In thousands)
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Operating leases(1)(2)	$117,118	$17,361	$22,249	$17,284	$15,180	$14,178	$30,866
Financing lease obligations(3)	3,700	1,326	1,366	831	177	—	—
2027 Notes, including interest(4)	230,000	2,500	5,000	5,000	5,000	5,000	207,500
2024 Notes, including interest(4)	432,436	4,277	8,553	8,553	411,053	—	—
Financing assistance agreement, including interest(4)	26,446	26,446	—	—	—	—	—
Mortgage Payable, including interest(4)	9,360	631	912	841	6,976	—	—
Total contractual obligations	$819,060	$52,541	$38,080	$32,509	$438,386	$19,178	$238,366
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.1 million and $5.0 million as of March 27, 2021 and December 26, 2020, respectively. Of the $5.1 million as of March 27, 2021, $0.3 million is included in accrued expenses and other current liabilities and the remainder is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
(3)     The Company has finance leases for manufacturing and other equipment. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
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
Oyster Optics LLC III
On July 29, 2019, Oyster Optics filed a third complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserts infringement of U.S. Patent No. 6,665,500 (the “Oyster III patent in suit”). The complaint seeks unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster III patent in suit. On October 28, 2019, Oyster Optics filed an amended complaint. On December 3, 2019, the Company filed a motion to dismiss certain claims based on certain allegations made by Oyster Optics in their amended complaint, and Oyster Optics filed its opposition to the Company's motion on January 3, 2020. The Company filed its reply brief on January 13, 2020, and Oyster Optics filed its sur-reply on January 21, 2020. On December 27, 2019, the Company filed IPR petitions with the USPTO, in which the Company requested the USPTO to invalidate the asserted claims of the Oyster III patent in suit. On January 17, 2020, the Company filed a motion to stay to the case pending a decision of the validity of the Oyster III patent in suit by the USPTO. Oyster Optics submitted its response to the Company’s IPR petitions on April 13, 2020. The Company filed its answer to Oyster Optics' amended complaint on April 14, 2020. In connection with the Company’s IPR petitions, the USPTO issued an order on June 8, 2020, requesting additional briefing on the issue of why the Company filed two IPR petitions instead of one. The Company filed its reply to the USPTO order on June 16, 2020, and Oyster Optics submitted its sur-reply on June 18, 2020. On June 26, 2020, the USPTO instituted some of the Company’s IPR claims and rejected others. In light of the USPTO's favorable institution decision, the Company filed a renewed motion to stay the Oyster III case on June 30, 2020. On July 17, 2020, the Court denied the Company's motion to stay the proceedings, and on July 24, 2020 the Company received the Court's claim construction decision. On September 28, 2020, the Company filed motions for summary judgement based on the Company's license, non-infringement and marking defenses. The Company also filed motions to exclude certain testimony by Oyster Optics' expert witnesses. On September 29, 2020, the Court dismissed Oyster Optics' fraud claims without prejudice in response to the motion the Company filed on December 3, 2019. The Company and Oyster Optics participated in a mediation on October 16, 2020, which failed to result in any settlement between the parties. On February 11, 2021, the Court held a hearing with respect to the motions based on the Company’s license defenses. On March 23, 2021, the Court granted, in part, the Company's motion for summary judgment as it relates to a release for the Company's past sales of products including Acacia DSPs. The Court, however, denied the Company's motion as it relates to an implied license for future sales of such products. The Company's motion for summary judgement based on the Coriant-Oyster license was also denied. On March 26, 2021, the Court denied the Company's motion for summary judgment based on the marking defense. On March 30, 2021, a hearing was held before the Patent Trial and Appeal Board in connection with the Company's IPR petition, with a decision due by the end of June 2021. The prior trial date of April 5, 2021 has now been indefinitely delayed. The Company believes that it does not infringe any valid and enforceable claim of the Oyster III patent in suit and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc., alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleges infringement of the Capella Patents against certain legacy Coriant platforms. The complaint seeks unspecified damages and a permanent injunction. The Company filed answers to the complaint on May 29, 2020. On July 6, 2020, the Company filed a motion seeking to transfer the case to the Northern District of California, which motion remains pending at this time. The Parties continue to engage in fact discovery. A trial is currently scheduled for August 2021. The case is currently in the expert discovery phase. In March 2021, the assigned magistrate judge issued a report and recommendation in favor of Infinera's pending motion on intervening rights to preclude Capella's recovery of any pre-suit damages. The Company believes that it does not infringe any valid and enforceable claim of the Capella Patents, and intends to defend this action vigorously. The Company is currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of March 27, 2021 and December 26, 2020, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
Open Market Sale Agreement
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
During the year ended December 26, 2020, we sold 12 million shares of common stock under the Sales Agreement, for net proceeds of approximately $93.4 million, after paying Jefferies a sales commission of approximately $2.9 million related to services provided as the sales agent with respect to the sales of those shares.
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan; however, the 2007 Plan will continue to govern the terms and conditions of the outstanding options and awards previously granted under the 2007 Plan. As of March 27, 2021, there were no remaining options or RSUs to purchase shares of the Company's common stock under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019 and May 2020, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares and 8.1 million shares, respectively. As of March 27, 2021, the Company reserved a total of 30.8 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016

Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
In July 2019, the Company's board of directors approved a new 2019 Inducement Equity Incentive Plan and set the maximum number of shares to be issued at 750,000.
In February of 2007, the Company's board of directors adopted the ESPP and the Company's stockholders approved the ESPP in May of 2007. The ESPP was last amended by the Company's stockholders in May 2019 to increase the shares authorized under the ESPP to a total of approximately 31.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to a maximum of 15% of the employee’s compensation and an employee may not purchase more than 3,000 shares per purchase period.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs, as well as an ESPP for all eligible employees.
The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	51	$7.57	$174
Options granted	—	$—
Options exercised	(51)	$7.57	$108
Options canceled	—	$—
Outstanding at March 27, 2021	—	$—	$—

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	12,468	$5.99	$136,781
RSUs granted	5,725	$8.62
RSUs released	(2,189)	$6.15	$19,185
RSUs canceled	(153)	$6.14
Outstanding at March 27, 2021	15,851	$6.91	$160,570

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	3,466	$5.36	$38,022
PSUs granted	659	$8.61
PSUs released	(80)	$5.80	$826
PSUs canceled	(980)	$4.84
Outstanding at March 27, 2021	3,065	$6.21	$31,045
Expected to vest at March 27, 2021	2,998		$30,365
The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.

The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.13 at March 26, 2021 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, of the Company’s equity compensation plans as of March 27, 2021. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$87,744	2.47
PSUs	$12,021	2.50
Employee Stock Options
The Company did not have any outstanding stock options as of March 27, 2021. The Company did not grant any stock options during the three months ended March 27, 2021 and March 28, 2020. Unamortized expense at the beginning of both periods was zero.
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
	March 27, 2021	March 28, 2020
Volatility	50%	42%
Risk-free interest rate	0.06%	1.56%
Expected life	0.5 years	0.5 years
Estimated fair value	$3.11	$2.17
Total stock-based compensation expense	$1,749	$1,513
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three months ended March 27, 2021 and March 28, 2020 was approximately $9.8 million and $8.3 million, respectively.
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
PSUs granted to the Company’s executive officers and senior management under the 2016 Plan during the first half of 2018 are based on the total stockholder return ("TSR") of the Company's common stock price relative to the TSR of the individual companies listed in the S&P North American Technology Multimedia Networking Index (“SPGIIPTR”) over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR.

PSUs granted to the Company's executive officers and senior management under the 2016 Plan during 2019, 2020 and the first quarter of 2021 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three-year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs are capped at the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.
The following table summarizes by grant year, the Company’s PSU activity for the three months ended March 27, 2021 (in thousands):

	Total Number of Performance Stock Units	2018	2019	2020	2021
Outstanding at December 26, 2020	3,466	109	1,757	1,600	—
PSUs granted	659	—	—	—	659
PSUs released	(80)	—	(80)	—	—
PSUs canceled	(980)	—	(650)	(330)	—
Outstanding at March 27, 2021	3,065	109	1,027	1,270	659
Amortization of stock-based compensation expense related to PSUs for the three months ended March 27, 2021 was a credit of $0.6 million due to PSU cancellation during the quarter. Amortization of stock-based compensation expense related to PSUs for the three months ended March 28, 2020 was approximately $1.6 million.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Stock-based compensation effects in inventory	$3,956	$4,506
Income tax benefit associated with stock-based compensation	$1,717	$2,002
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,796	$2,102
Research and development	4,297	3,774
Sales and marketing	3,199	2,644
General and administration	1,682	3,183
Total stock-based compensation expense	$10,974	$11,703
15.    Income Taxes
Income taxes for the three months ended March 27, 2021 represented a tax expense of $1.0 million, on pre-tax losses of $47.3 million. This compared to a tax expense of $0.9 million on pre-tax losses of $98.3 million for the three months ended March 28, 2020. Provision for income taxes decreased by approximately $0.1 million during the three months ended March 27, 2021, compared to the corresponding period in 2020 as a result of return to provision and other adjustments.
The Company must assess the likelihood that some portion of or all its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At March 27, 2021, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The aforementioned relief available under the CARES Act did not have a material impact on the Company's provision for income taxes for the three months ended March 27, 2021.
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
Additionally, the following table sets forth long-lived assets by geographic region (in thousands):

	March 27, 2021	December 26, 2020
United States	$130,033	$127,691
Other Americas	2,534	2,668
Europe, Middle East and Africa	16,853	18,605
Asia Pacific and Japan	3,698	4,169
Total property, plant and equipment, net	$153,118	$153,133

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Beginning balance	$40,708	$43,348
Charges to operations	5,317	6,312
Utilization	(6,543)	(8,335)
Change in estimate(1)	(595)	(1,863)
Balance at the end of the period	$38,887	$39,462
(1)The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new versus used units related to replacement of failed units, and changes in the estimated cost of repair and product recalls. As the Company's products mature over time, failure rates and repair costs associated with such products generally decline, leading to favorable changes in warranty reserves.
Letters of Credit and Bank Guarantees
The Company had $26.7 million of standby letters of credit and bank guarantees outstanding as of March 27, 2021, which consisted of $18.8 million related to customer performance guarantees, $0.3 million related to value added tax and customs licenses, $4.7 million related to property leases, $2.3 million related to restructuring plans, $0.4 million related to credit cards and $0.1 million related to suppliers. Of the $18.8 million related to customer performance guarantees, approximately $2.8 million was used to secure Surety Bonds in the aggregate of $5.5 million.
The Company had $28.9 million of standby letters of credit and bank guarantees outstanding as of December 26, 2020, which consisted of $19.5 million related to customer performance guarantees, $0.3 million related to a value added tax license, $4.0 million related to property leases, $4.4 million related to Coriant's pre-acquisition restructuring plans, $0.6 million related to credit cards and $0.1 million for other liabilities. Of the $19.5 million related to customer performance guarantees, approximately $2.8 million was used to secure Surety Bonds in the aggregate of $5.5 million.
As of each of March 27, 2021 and December 26, 2020, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $11.1 million and $11.5 million had been issued and outstanding. Approximately $147.4 million and $169.5 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of March 27, 2021 and December 26, 2020, respectively.
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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Service cost	$114	$352
Interest cost	322	365
Expected return on plan assets	(737)	(669)
Amortization of actuarial loss	861	413
Total net periodic benefit cost	$560	$461
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, including in the second quarter of 2021; any statements of the plans, strategies and objectives of management for future operations and personnel; statements regarding the Acquisition; remaining payments under the 2020 Restructuring Plan; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; impacts of the recent presidential administration change in the United States; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 as filed on March 3, 2021. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, compact modular platforms, converged packet-optical transport platforms, optical line systems, disaggregated router platforms, and a suite of networking and automation software offerings, and support and professional services.
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
Over the past several years, we expanded our portfolio of solutions, evolving from our initial focus on the long-haul and subsea optical transport markets to offer an expanded suite of networking solutions that address multiple markets within the end-to-end transport infrastructure. These markets include metro access, metro aggregation and switching, data center interconnect (“DCI”) transport, and long-haul and subsea transport.
We have grown our solutions portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode AB. In October 2018, we expanded our product portfolio and customer base by acquiring Coriant, a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). The Acquisition has helped position us as one of the largest providers of vertically integrated transport networking solutions in the world, and enhanced our ability to serve a global customer base and accelerate the delivery of the innovative solutions that our customers demand. The Acquisition has also enabled us to expand the breadth of customer applications we can address, including 600 Gb/s optical transport, metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control.
Our high-speed optical transport platforms are differentiated by our Infinite Capacity Engine (“ICE”) coherent optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of coherent optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fifth-generation PIC and latest generation DSP (the combination of which we market as ICE6). ICE6 is capable of delivering 800 Gb/s over a single wavelength. ICE6 will be integrated into various networking platforms in our product portfolio.
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
We believe our portfolio of solutions benefits our customers by providing a unique combination of highly scalable capacity and features that address various transport applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively meet bandwidth demand, which continues to grow 30%-35% year over year.
To date, a few of the Company’s customers have accounted for a significant portion of its revenue. For the three months ended March 27, 2021, one customer accounted for 10% of the Company's total revenue. The same customer accounted for 11% of the Company's total revenue for the three months ended March 28, 2020.
We are headquartered in San Jose, California, with employees located throughout (i) the United States; (ii) Canada, Latin America and South America ("Other Americas"); (iii) Europe, Middle East and Africa (“EMEA”); and (iv) Asia Pacific and Japan (“APAC”). We sell our products both through our direct sales force and indirectly through channel partners.
Impact of COVID-19 Pandemic
COVID-19 was declared a global pandemic in March 2020. The impact of the COVID-19 pandemic on our employees, business and financial position remains uncertain, and we have been and will continue monitoring and adjusting our operations, as appropriate, in response to the COVID-19 pandemic.

Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, to date we have been able to remain productive and in contact with one another and our customers and vendors. To the extent that pandemic conditions continue to worsen in certain countries in the future and lead to higher rates of infections among the general population and our own workforce, it may be more difficult for us to maintain these levels of productivity. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we are taking appropriate measures to protect their health and safety and create and maintain a safe working environment. However, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively as desired in the development of new products, which can affect development schedules.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During fiscal 2020 and the first quarter of fiscal 2021, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations during the remainder of fiscal 2021 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, and broader global macroeconomic developments.
We continue to monitor the COVID-19 pandemic, including recent lifting of government restrictions in various jurisdictions, and actively assess potential implications to our business, supply chain and customer demand. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business or remain unpredictable, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.
Liquidity and Capital Resources
In fiscal 2020, we implemented measures to preserve cash and enhance liquidity, including suspending salary increases and bonuses, reducing salaries paid to a portion of our workforce, instituting a broad-based hiring freeze, significantly reducing business travel, reducing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our products while managing potential changes or delays in installations. As we have gained greater visibility into the impact of the COVID-19 pandemic on Infinera to date and as projected in the future, we have been able to roll back some of the measures taken during fiscal 2020 to preserve cash and enhance liquidity.
While we believe we have enough cash in combination with our Credit Facility (as defined below) to operate our business for the next 12 months, if the impact of the COVID-19 pandemic to our business and financial position is more extensive than expected, we may need additional capital to enhance liquidity and working capital. We have historically been successful in our ability to secure other sources of financing, such as accessing capital markets, and implementing other cost reduction initiatives such as restructuring, delaying or eliminating discretionary spending to satisfy our liquidity needs. However, our access to these sources of capital could be materially and adversely impacted and we may not be able to receive terms as favorable as we have historically received. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, some of our existing debt has restrictive covenants that may limit our ability to raise new debt, which would limit our ability to access liquidity by those means without obtaining the consent of our lenders.
In May 2019, we entered into a financing assistance agreement with a third-party contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer. The funding was secured against certain foreign assets, carry a fixed interest rate of 6% and repayable in 12 months from the date of each draw down. In October 2020, the payment terms were amended to extend the due date by six months, set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due. As of March 27, 2021, $24.6 million was outstanding, which was included in short-term debt. The outstanding balance and interest was repaid in full in April 2021.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 27, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Due to the COVID-19 pandemic, there has been and continues to be uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	March 27, 2021		March 28, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$254,161	77%	$255,192	77%	$(1,031)	—%
Services	76,746	23%	75,081	23%	1,665	2%
Total revenue	$330,907	100%	$330,273	100%	$634	—%
Cost of revenue:
Product	$165,485	50%	$201,792	61%	$(36,307)	(18)%
Services	43,260	13%	40,695	12%	2,565	6%
Amortization of intangible assets	4,616	1%	8,628	3%	(4,012)	(46)%
Acquisition and integration costs	—	—%	1,035	—%	(1,035)	NMF*
Restructuring and related	514	—%	1,157	—%	(643)	(56)%
Total cost of revenue	$213,875	64%	$253,307	76%	$(39,432)	(16)%
Gross profit	$117,032	35.4%	$76,966	23.3%	$40,066	52%
*NMF = Not meaningful
Revenue
Total product revenue decreased by $1.0 million, or less than 1%, during the three months ended March 27, 2021 compared to the corresponding period in 2020. During the three months ended March 27, 2021, lower revenue from a customer who had spent heavily on a large network deployment in the corresponding period in 2020 was partially offset by revenue increases from certain cable and service provider customers.
Total services revenue increased by $1.7 million, or 2% for the three months ended March 27, 2021 compared to the corresponding period in 2020. This increase was attributable to growth in professional services from higher network installations, somewhat offset by lower maintenance revenue.
We expect our total revenue will be higher in the second quarter of 2021 as compared to the first quarter of 2021, driven primarily by demand growth from certain cable and service provider customers.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 27, 2021		March 28, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$157,649	48%	$170,526	52%	$(12,877)	(8)%
International	173,258	52%	159,747	48%	13,511	8%
	$330,907	100%	$330,273	100%	$634	—%
Total revenue by sales channel:
Direct	$271,301	82%	$244,351	74%	$26,950	11%
Indirect	59,606	18%	85,922	26%	(26,316)	(31)%
	$330,907	100%	$330,273	100%	$634	—%

Domestic revenue decreased by $12.9 million, or 8%, during the three months ended March 27, 2021 compared to the corresponding period in 2020, driven primarily by declines from certain ICP and Tier 1 customers, and somewhat offset by an improvement in our cable vertical.
International revenue increased by $13.5 million, or 8%, during the three months ended March 27, 2021 compared to the corresponding period in 2020. In this period, we had strong growth from certain Tier 1 and cable customers in APAC and EMEA.

Direct revenue increased by $27.0 million and Indirect revenue decreased by $26.3 million, during the three months ended March 27, 2021 compared to the corresponding respective period in 2020. In the first quarter of 2020, certain customers spent heavily on large network deployments through our indirect sales channel.
Cost of Revenue and Gross Margin
Gross profit was $117.0 million during the three months ended March 27, 2021, with gross margin increasing to 35.4% versus 23.3% in the corresponding period in 2020. In the three months ended March 27, 2021, we realized an improvement in our product margins stemming from a combination of more favorable product mix, ongoing internal cost improvement initiatives, and lower intangible amortization expenses. In the first quarter of 2020, a higher than typical portion of our revenue represented initially lower margin line systems deployments.
We currently expect that gross margin in the second quarter of 2021 will be lower that of the first quarter of 2021, largely due to product mix. In the second quarter of 2021 we anticipate a higher percentage of revenue coming from initially lower margin line systems deployments, partially offset by continuing benefits from ongoing cost reduction initiatives. Over time, we believe our margins will continue to improve as we increase the proportion of revenue derived from sales of our vertically integrated products.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $4.0 million during the three months ended March 27, 2021, compared to the corresponding period in 2020, due to certain technologies being fully amortized in the third quarter of 2020.
Acquisition and Integration Costs
Integration costs, within cost of revenue, decreased by $1.0 million during the three months ended March 27, 2021, compared to the corresponding period in 2020 as we have largely completed our integration efforts related to Acquisition.
Restructuring and Related
Restructuring and related costs primarily consisting of severance and related costs decreased by $0.6 million during the three months ended March 27, 2021, compared to the corresponding period in 2020. During the three months ended March 28, 2020, we incurred $1.2 million in restructuring and related costs, including $1.1 million of severance and related costs. These charges were primarily associated with the reduction of headcount at our Munich, Germany site, as part of our 2018 Restructuring Plan, which was substantially completed in fiscal year 2020. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 27, 2021		March 28, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$73,529	22%	$68,180	21%	$5,349	8%
Sales and marketing	32,772	10%	36,689	11%	(3,917)	(11)%
General and administrative	26,506	8%	29,620	9%	(3,114)	(11)%
Amortization of intangible assets	4,405	1%	4,555	1%	(150)	(3)%
Acquisition and integration costs	614	—%	9,222	3%	(8,608)	(93)%
Restructuring and related	2,319	1%	5,580	2%	(3,261)	(58)%
Total operating expenses	$140,145	42%	$153,846	47%	$(13,701)	(9)%

Research and Development Expenses
Research and development expenses increased by $5.3 million, or 8%, during the three months ended March 27, 2021, compared to the corresponding period in 2020. The increase was primarily attributable to higher employee-related costs related to bringing our new technologies to market and investments in future technologies. Our equipment and software spend was also slightly higher as we optimized spend to focus on our highest growth opportunities. These increases were slightly offset by lower travel expenses. Looking ahead, development initiatives will continue to support our strategy of expanding our vertically integrated product portfolio, which we believe will drive higher revenue and profitability.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $3.9 million, or 11%, during the three months ended March 27, 2021, compared to the corresponding period in 2020. This decrease is a result of reductions in travel and marketing-related expenses, primarily driven by the impact of the COVID-19 pandemic, and partially offset by an increase in stock compensation expenses. While managing costs effectively, we intend to make prudent investments in customer trials and general market awareness to maximize future revenue opportunities around new products and technologies.
General and Administrative Expenses
General and administrative expenses decreased by $3.1 million, or 11%, during the three months ended March 27, 2021, compared to the corresponding period in 2020. The decrease was largely due to reductions in outside professional services and stock compensation expenses.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.2 million, or 3%, during the three months ended March 27, 2021, compared to the corresponding period in 2020, primarily due to lower amortization of customer relationships and backlog.
Acquisition and Integration Costs
Integration costs decreased by $8.6 million, or 93.3%, during the three months ended March 27, 2021, compared to the corresponding period in 2020. These costs represent some of the final charges related to our integration of Coriant.
Restructuring and Related Costs
Restructuring and related costs decreased by $3.3 million during the three months ended March 27, 2021, compared to the corresponding period in 2020. During the three months ended March 27, 2021, within operating expenses, we incurred $2.3 million in restructuring and related costs, including $2.0 million of impaired facility charges. The decrease in the three months ended March 27, 2021 was primarily due to substantial completion of restructuring initiatives under the 2018 Restructuring Plan in fiscal year 2020. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	March 27, 2021	March 28, 2020	Change	% Change

	(In thousands)
Interest income	$40	$24	$16	67%
Interest expense	(11,843)	(8,794)	(3,049)	35%
Other gain (loss), net	(12,395)	(12,682)	287	(2)%
Total other expense, net	$(24,198)	$(21,452)	$(2,746)	13%
Interest income during the three months ended March 27, 2021 and three months ended March 28, 2020 was immaterial.

Interest expense during the three months ended March 27, 2021 compared to the corresponding period in 2020 increased by $3.0 million, primarily due to increased accretion of debt discount and amortization of debt issuance costs of $1.6 million and contractual interest of $1.0 million on the 2027 Notes, $0.5 million increased accretion of debt discount and amortization of debt issuance costs on the 2024 Notes, and a $0.4 million increase in interest and other related charges related to the Credit Facility. This increase was offset by decrease in other interest of $0.4 million.
The change in other gain (loss), net, during the three months ended March 27, 2021 compared to the corresponding period in 2020 was $0.3 million due to a decrease in unrealized foreign exchange losses, primarily driven by the foreign currency exchange rate changes.
Income Tax Benefit/Expense
Income taxes during the three months ended March 27, 2021 represented a tax expense of $1.0 million , on pre-tax losses of $47.3 million. This compares to a tax expense of $0.9 million on pre-tax losses of $98.3 million for the three months ended March 28, 2020. Provision for income taxes decreased by approximately $0.1 million during the three months ended March 27, 2021, compared to the corresponding period in 2020 as a result of return to provision and other adjustments.
Liquidity and Capital Resources

	Three Months Ended
	March 27, 2021	March 28, 2020

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$18,630	$(91,517)
Investing activities	$(11,721)	$(8,464)
Financing activities	$(72,469)	$255,021

	March 27, 2021	December 26, 2020

	(In thousands)
Cash	$234,029	$298,014
Restricted cash	15,516	17,369
	$249,545	$315,383
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the three months ended March 27, 2021 was $18.6 million compared to $91.5 million net cash used in operating activities for the corresponding period in 2020.
Net loss during the three months ended March 27, 2021 was $48.3 million, which included non-cash charges of $48.0 million such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss during the three months ended March 28, 2020 of $99.3 million, which included non-cash charges of $51.0 million.
Net cash provided by working capital was $18.9 million during the three months ended March 27, 2021. Accounts receivable decreased by $38.7 million due to cash collections. Inventory levels decreased by $4.1 million due to management efforts to reduce inventory. Prepaid and other assets decreased by $20.7 million primarily due decrease in customer contract assets. Accounts payable decreased by $23.6 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by $12.0 million primarily due to lower, restructuring liabilities, tax liabilities and purchases of shares of our common stock under our ESPP in February 2021. Deferred revenue decreased by $8.9 million due to the amortization of maintenance renewals and lower renewals during the period, which are typically contracted on an annual or multi-year basis.

Net cash used to fund working capital was $43.2 million during the three months ended March 28, 2020. Accounts receivable decreased by $70.2 million due to lower revenue and due to cash collections. Inventory levels decreased by $17.7 million due to lower buffer inventory since we completed our manufacturing integration. Accounts payable decreased by $72.4 million primarily due to timing of payment to suppliers and lower purchases. Prepaid and other assets increased by $18.7 million primarily due to timing of tax payments and increase in customer contract assets. Accrued liabilities and other expenses decreased by $32.1 million primarily due to purchases of shares of our common stock under our ESPP in February 2020. Deferred revenue decreased by $8.0 million due to amortization of maintenance renewals and lower renewals during the quarter, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the three months ended March 27, 2021 was $11.7 million primarily for purchase of property and equipment.
Net cash used in investing activities during the three months ended March 28, 2020 was $8.5 million entirely for purchase of property and equipment.
Financing Activities
Net cash used by financing activities during the three months ended March 27, 2021 was $72.5 million compared to net cash provided by financing activities of $255.0 million in the corresponding period of 2020. Financing activities during the three months ended March 27, 2021 included payments of $77.0 million under the Credit Facility (as described below), $2.5 million for term license purchase and $0.3 million for finance lease obligations. The period also included net proceeds from the issuance of shares of our common stock under the ESPP. These proceeds were offset by the minimum tax withholdings paid on behalf of certain employees for net share settlements of RSUs
Net cash provided by financing activities during the three months ended March 28, 2020 was $255.0 million. Financing activities during the three months ended March 28, 2020 included proceeds of proceeds of $194.5 million from issuance of the 2027 Notes and $55.0 million from the Credit Facility (as described and defined below). The period also included net proceeds from the issuance of shares of our common stock under the ESPP.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 27, 2021, long-term debt, net, included $133.8 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $66.2 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of March 27, 2021, contractual obligations related to the 2027 Notes are payments of $2.5 million due for the remainder of 2021, $5.0 million due each year from 2022 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
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
In January 2021, the then outstanding principal balance of $77.0 million was repaid in full. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
In May 2019, we entered into a financing assistance agreement with a third-party contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer. The funding was secured against certain foreign assets, carry a fixed interest rate of 6% and repayable in 12 months from the date of each draw down. In October 2020, the payment terms were amended to extend the due date by six months, set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due. As of March 27, 2021, $24.6 million was outstanding, which was included in short-term debt. The outstanding balance and interest was repaid in full in April 2021.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 27, 2021, long-term debt, net, included $311.9 million for 2024 Notes which represents the liability component of the $402.5 million principal balance, net of $90.6 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of March 27, 2021, contractual obligations related to the 2024 Notes are payments of $4.3 million due for the remainder of 2021, $8.5 million due each year from 2022 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of March 27, 2021, we had $234.0 million of cash including $98.7 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Off-Balance Sheet Arrangements
As of March 27, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Exchange Rate Risk
There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Interest Rate Risk
There have been no material changes to the interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
Market Risk and Market Interest Risk
For a discussion of our exposure to market risk and market interest risk related to the 2027 Notes and 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There have been no other material changes to our market risk during the three months ended March 27, 2021.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of March 27, 2021, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 27, 2021 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth under the heading “Legal Matters” in Note 13, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A.    Risk Factors
Investing in our securities involves a high degree of risk and a description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. The risks set forth below are not the only risks we face. These, many other factors described in this report and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our operations, performance and financial condition. Our actual results could differ materially from our forward-looking statements.
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

As a result of these governmental measures and pursuant to recommended safety guidelines, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. Our work-from-home policy has contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020, and may have an impact on our operational processes in the future. We have experienced some disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During fiscal 2020 and the first quarter of fiscal 2021, some of these disruptions negatively impacted our revenue and our results of operations.

The impact of the COVID-19 pandemic on our business and results of operations during the remainder of fiscal 2021 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources during the remainder of fiscal 2021 due to the COVID-19 pandemic and its impacts on our customers, third-party service providers and capital markets.
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
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. For example, recently the global supply chain for semiconductor components has experienced shortages, longer lead times and increased costs, and such shortages, delays and increased costs are expected to continue for at least the near future. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.

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

While our revenue and customer base have become more diversified over the past few years, a relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended March 27, 2021, our top ten customers accounted for approximately 45% of our total revenue. For fiscal 2020, our top ten customers accounted for approximately 43% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, Lumentum acquired Oclaro in 2018 and II-VI acquired Finisar in 2019. In March 2021, Coherent accepted an acquisition proposal from II-VI and terminated an existing merger agreement with Lumentum. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
The markets in which we compete are highly competitive and we may not be able to compete effectively.
Competition in the packet-optical equipment market is intense. Our main competitors include WDM system suppliers, such as ADVA Optical Networking, Ciena Corporation, Cisco Systems, Ribbon Communications Inc., Huawei Technologies Co., Ltd., Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings.
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
In addition to our current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in the March 2021, Cisco Systems completed its acquisition of optical communications supplier Acacia Communications.
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
As we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union ("the E.U.") and, in particular, the United Kingdom's exit from the E.U., could slow economic growth in the region, affect foreign exchange rates, and could further discourage near-term economic activity, leading to our customers delaying purchases of our products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, financial condition and results of operations.

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
For example, the 2017 Tax Act made a number of changes to the taxation of business entities and the U.S. Department of Treasury continues to issue regulations and interpretative guidance related thereto, which may impact our future effective tax rate. Additionally, the Biden administration has proposed tax reform legislation to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations and impose a global minimum tax, which could result in increased marginal corporate tax rates. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
    Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see the heading “Legal Matters” in Note 13, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information, and includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. During the pendency of the COVID-19 pandemic, while so many of our own employees are primarily working from home and accessing our corporate network via remote devices, the potential for such events to occur is even greater. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, or any other unauthorized access or disclosure of our information or other information that we or our third-party vendors maintain could compromise our intellectual property, disrupt our operations, and result in loss of or unauthorized access to or acquisition of proprietary or confidential information. While we continually work to safeguard our internal network systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant costs and expenses to remediate and otherwise respond to the incident, subject us to regulatory actions and investigations, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and in an effort to prevent future security incidents and breaches.
Although we maintain insurance coverage that may cover certain liabilities in connection with some security breaches and other security incidents, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions, including the United States, the EU and other regions, are evaluating or have implemented regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (the “GDPR”) has been in effect in the EU since May 2018, and similar regulatory standards are now in effect in the United Kingdom following its exit from the EU on December 31, 2020. These EU and UK laws impose stringent data handling requirements on companies that receive or process personal data of residents of the EU and the UK, respectively, and non-compliance could result in significant penalties, including data protection audits and heavy fines. Additionally, California has enacted the California Consumer Privacy Act (“CCPA”) which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information. Enforcement of the CCPA by the California Attorney General began on July 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 2020 election. The CPRA creates obligations relating to certain types of data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot fully predict the impact of the GDPR, the CCPA, the CPRA or other laws or regulations, including those enacted in the future, relating to cybersecurity, privacy or data protection on our business or operations, but these laws and regulations may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any failure to obtain the required approvals or comply with such laws and regulations could result in claims, litigation, and regulatory proceedings. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our reputation. Any of these could harm our business, financial condition and results of operations.
We are subject to various governmental export control, trade sanctions, and import laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our products are subject to U.S. and foreign export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
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

Item 6.Exhibits

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 4, 2021