Form 10-Q
period 2021-06-26
Infinera Corp
filed 2021-08-03
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, 208,592,494 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 26, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Current assets:
Cash	$219,735	$298,014
Short-term restricted cash	2,840	3,293
Accounts receivable, net of allowance for doubtful accounts of $2,730 in 2021 and $2,912 in 2020	281,022	319,428
Inventory	274,030	269,307
Prepaid expenses and other current assets	136,607	171,831
Total current assets	914,234	1,061,873
Property, plant and equipment, net	158,326	153,133
Operating lease right-of-use assets	62,154	68,851
Intangible assets	106,455	124,882
Goodwill	268,699	273,426
Long-term restricted cash	10,655	14,076
Other long-term assets	40,004	36,256
Total assets	$1,560,527	$1,732,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,959	$175,762
Accrued expenses and other current liabilities	131,574	150,550
Accrued compensation and related benefits	69,519	52,976
Short-term debt, net	424	101,983
Accrued warranty	20,322	19,369
Deferred revenue	119,913	133,246
Total current liabilities	514,711	633,886
Long-term debt, net	461,080	445,996
Long-term accrued warranty	21,348	21,339
Long-term deferred revenue	28,410	29,810
Long-term deferred tax liability	3,237	4,164
Long-term operating lease liabilities	67,985	76,126
Other long-term liabilities	87,163	94,892
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 26, 2021 and December 26, 2020 Issued and outstanding shares – 208,468 as of June 26, 2021 and 201,397 as of December 26, 2020	208	201
Additional paid-in capital	1,996,091	1,965,245
Accumulated other comprehensive loss	(8,526)	(11,898)
Accumulated deficit	(1,611,180)	(1,527,264)
Total stockholders' equity	376,593	426,284
Total liabilities and stockholders’ equity	$1,560,527	$1,732,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue:
Product	$257,441	$261,227	$511,602	$516,419
Services	80,786	70,360	157,532	145,441
Total revenue	338,227	331,587	669,134	661,860
Cost of revenue:
Cost of product	172,053	186,519	337,538	388,311
Cost of services	41,446	36,599	84,706	77,294
Amortization of intangible assets	4,614	8,721	9,230	17,349
Acquisition and integration costs	—	750	—	1,785
Restructuring and related	(269)	1,591	245	2,748
Total cost of revenue	217,844	234,180	431,719	487,487
Gross profit	120,383	97,407	237,415	174,373
Operating expenses:
Research and development	73,934	67,090	147,463	135,270
Sales and marketing	33,782	31,816	66,554	68,505
General and administrative	32,197	30,101	58,703	59,721
Amortization of intangible assets	4,392	4,585	8,797	9,140
Acquisition and integration costs	—	3,344	614	12,566
Restructuring and related	(674)	5,097	1,645	10,677
Total operating expenses	143,631	142,033	283,776	295,879
Loss from operations	(23,248)	(44,626)	(46,361)	(121,506)
Other income (expense), net:
Interest income	27	54	67	78
Interest expense	(12,017)	(12,436)	(23,860)	(21,230)
Other gain (loss), net	2,719	(1,992)	(9,676)	(14,674)
Total other income (expense), net	(9,271)	(14,374)	(33,469)	(35,826)
Loss before income taxes	(32,519)	(59,000)	(79,830)	(157,332)
Provision for income taxes	3,075	2,635	4,086	3,571
Net loss	$(35,594)	$(61,635)	$(83,916)	$(160,903)
Net loss per common share:
Basic	$(0.17)	$(0.33)	$(0.41)	$(0.88)
Diluted	$(0.17)	$(0.33)	$(0.41)	$(0.88)
Weighted average shares used in computing net loss per common share:
Basic	206,780	185,596	204,709	183,810
Diluted	206,780	185,596	204,709	183,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net loss	$(35,594)	$(61,635)	$(83,916)	$(160,903)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,480	18,068	1,647	6,962
Actuarial loss on pension liabilities	—	—	—	(808)
Amortization of actuarial loss	864	505	1,725	919
Net change in accumulated other comprehensive income (loss)	6,344	18,573	3,372	7,073
Comprehensive loss	$(29,250)	$(43,062)	$(80,544)	$(153,830)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 26, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 27, 2021	204,812	$205	$1,983,599	$(14,870)	$(1,575,586)	$393,348
Restricted stock units released	3,819	3	—	—	—	3
Shares withheld for tax obligations	(163)	—	(1,460)	—	—	(1,460)
Stock-based compensation	—	—	13,952	—	—	13,952
Other comprehensive income	—	—	—	6,344	—	6,344
Net loss	—	—	—	—	(35,594)	(35,594)
Balance at June 26, 2021	208,468	$208	$1,996,091	$(8,526)	$(1,611,180)	$376,593

	Six Months Ended June 26, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	1,294	1	9,011	—	—	9,012
Restricted stock units released	6,088	6	—	—	—	6
Shares withheld for tax obligations	(357)	—	(3,398)	—	—	(3,398)
Stock-based compensation	—	—	24,901	—	—	24,901
Other comprehensive income	—	—	—	3,372	—	3,372
Net loss	—	—	—	—	(83,916)	(83,916)
Balance at June 26, 2021	208,468	$208	$1,996,091	$(8,526)	$(1,611,180)	$376,593

	Three Months Ended June 27, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 28, 2020	183,198	$183	$1,827,484	$(46,139)	$(1,419,809)	$361,719
Restricted stock units released	4,323	4	—	—	—	4
Shares withheld for tax obligations	(222)	—	(1,319)	—	—	(1,319)
Stock-based compensation	—	—	12,512	—	—	12,512
Other comprehensive income	—	—	—	18,573	—	18,573
Net loss	—	—	—	—	(61,635)	(61,635)
Balance at June 27, 2020	187,299	$187	$1,838,677	$(27,566)	$(1,481,444)	$329,854

	Six Months Ended June 27, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	386,535
ESPP shares issued	1,839	2	7,392	—	—	7,394
Restricted stock units released	4,548	4	—	—	—	4
Shares withheld for tax obligations	(222)	—	(1,319)	—	—	(1,319)
Stock-based compensation	—	—	23,923	—	—	23,923
Cumulative effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs			67,797			67,797
Other comprehensive income	—	—	—	7,073	—	7,073
Net loss	—	—	—	—	(160,903)	(160,903)
Balance at June 27, 2020	187,299	$187	$1,838,677	$(27,566)	$(1,481,444)	$329,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 26, 2021	June 27, 2020
Cash Flows from Operating Activities:
Net loss	$(83,916)	$(160,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,308	51,369
Non-cash restructuring charges and related costs	824	2,818
Amortization of debt discount and issuance costs	15,834	13,016
Operating lease expense	8,526	9,873
Stock-based compensation expense	24,913	24,479
Other, net	3,090	3,001
Changes in assets and liabilities:
Accounts receivable	36,293	53,989
Inventory	(6,120)	50,164
Prepaid expenses and other assets	21,332	(26,961)
Accounts payable	(2,085)	(77,358)
Accrued liabilities and other expenses	(3,754)	(59,939)
Deferred revenue	(14,311)	(11,637)
Net cash provided by (used in) operating activities	39,934	(128,089)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(25,789)	(19,002)
Net cash used in investing activities	(25,789)	(19,002)
Cash Flows from Financing Activities:
Proceeds from issuance of 2027 Notes	—	194,500
Proceeds from Credit Facility	—	55,000
Repayment of Credit Facility	(77,000)	(8,000)
Repayment of third party manufacturing funding	(24,610)	(3,960)
Payment of debt issuance cost	—	(2,073)
Repayment of mortgage payable	(130)	(166)
Payment of term license obligation	(3,930)	—
Principal payments on financing lease obligations	(819)	(922)
Proceeds from issuance of common stock	9,344	7,399
Minimum tax withholding paid on behalf of employees for net share settlement	(3,398)	(1,319)
Net cash (used in) provided by financing activities	(100,543)	240,459
Effect of exchange rate changes on cash and restricted cash	4,245	(1,968)
Net change in cash and restricted cash	(82,153)	91,400
Cash and restricted cash at beginning of period	315,383	132,797
Cash and restricted cash at end of period(1)	$233,230	$224,197

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes, net	$13,162	$(773)
Cash paid for interest	$9,862	$7,320

Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$—	$382
Property and equipment included in accounts payable and accrued liabilities	$—	$4,864
Transfer of inventory to fixed assets	$1,735	$118
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$9,807	$—

(1)     Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:

	June 26, 2021	June 27, 2020

Cash	$219,735	$202,782
Short-term restricted cash	2,840	4,307
Long-term restricted cash	10,655	17,108
Total cash and restricted cash	$233,230	$224,197

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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating and financing lease liabilities, and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for doubtful accounts, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the outbreak of a novel strain of the coronavirus (“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
    For the three months ended June 26, 2021, no customer accounted for 10% or more of the Company's total revenue and for the three months ending June 27, 2020, one customer accounted for 13% of the Company's total revenue. For the six months ended June 26, 2021, one customer accounted for 10% of the Company's total revenue and for the six months ended June 27, 2020, the same customer accounted for 12% of the Company's total revenue.
    There have been no material changes in the Company’s significant accounting policies for the six months ended June 26, 2021 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
2.Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Simplifying the Accounting for Income Taxes" (“ASU 2019-12”), as part of its simplification initiative. ASU 2019-12 removes certain exceptions from Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"), including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim period in cases when the year-to-date losses exceeds anticipated losses. ASU 2019-12 also simplifies U.S. GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for the Company for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of 2021 and the impact of the adoption was not material to the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04 (Topic 848), "Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The update was effective upon issuance and may generally be applied through December 31, 2022 to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. The Company will apply the amendments when its relevant contracts are modified upon transition to alternative reference rates.
3.    Leases
    The Company has operating leases for real estate and automobiles. The operating lease expense for the three- and six-month periods ended June 26, 2021 was $5.3 million and $12.6 million (including $2.4 million of rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. The operating lease expense for the three- and six-month periods ended June 27, 2020 was $6.5 million and $15.0 million (including $1.4 million of rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and six-month periods ended June 26, 2021 and June 27, 2020.
As of June 26, 2021, $18.0 million was included in accrued expenses and other current liabilities and $68.0 million as long-term operating lease liabilities. As of December 26, 2020, $14.9 million was included in accrued expenses and other current liabilities and $76.1 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of June 26, 2021 (in thousands):

Remainder of 2021	$11,926
2022	22,395
2023	17,378
2024	15,247
2025	14,246
Thereafter	30,987
Total lease payments	112,179
Less: interest(1)	26,212
Present value of lease liabilities	$85,967
(1) Calculated using the interest rate for each lease.

The following table presents supplemental information for the Company's non-cancelable operating leases for the six months ended June 26, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.22 years
Weighted average discount rate	9.19%
Cash paid for amounts included in the measurement of lease liabilities	$11,695
Leased assets obtained in exchange for new operating lease liabilities	$2,631

Financing Lease Obligations
During the three- and six-month periods ended June 26, 2021, there was no and one new finance lease arrangement, respectively. The lease term for existing arrangements range from three to five years with options to purchase at the end of certain lease terms. Finance lease expense for the three- and six-month periods ended June 26, 2021 was approximately $0.5 million and $0.8 million, respectively. Finance lease expense for the three- and six-month periods ended June 27, 2020 was $0.2 million and $0.5 million, respectively.
As of June 26, 2021, $1.6 million was included in accrued expenses and other current liabilities and $1.4 million in other long-term liabilities. As of December 26, 2020, $1.1 million was included in accrued expenses and other current liabilities and $1.4 million in other long-term liabilities.
The following table presents maturity of lease liability under the Company's finance leases as of June 26, 2021 (in thousands):

Remainder of 2021	$820
2022	1,372
2023	836
2024	177
Thereafter	—
Total lease payments	3,205
Less: interest (1)	222
Present value of lease liabilities	$2,983
(1) Calculated using the interest rate for each lease.

The following table presents supplemental information for the Company's finance leases for the six months ended June 26, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	2.08 years
Weighted average discount rate	7.06%
Cash paid for amounts included in the measurement of lease liabilities	$819
Leased assets obtained in exchange for new finance lease liabilities	$1,208

4. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Product	$257,441	$261,227	$511,602	$516,419
Services	80,786	70,360	157,532	145,441
Total revenue	$338,227	$331,587	$669,134	$661,860
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
United States	$175,184	$166,223	$332,833	$336,749
Other Americas	29,577	25,832	49,108	45,520
Europe, Middle East and Africa	94,275	97,168	209,183	185,746
Asia Pacific	39,191	42,364	78,010	93,845
Total revenue	$338,227	$331,587	$669,134	$661,860
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Direct	$265,022	$268,326	$536,323	$512,677
Indirect	73,205	63,261	132,811	149,183
Total revenue	$338,227	$331,587	$669,134	$661,860
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 26, 2021	December 26, 2020
Assets (Liabilities)
Accounts receivable, net	$281,022	$319,428
Contract assets	$33,686	$51,583
Deferred revenue	$(148,323)	$(163,056)
Revenue recognized for the three- and six-month periods ended June 26, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $22.6 million and $53.9 million, respectively. Revenue recognized for the three- and six-month periods ended June 27, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $50.9 million and $89.5 million, respectively. Changes in the contract asset and liability balances during the three- and six-month periods ended June 26, 2021 and June 27, 2020 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized in the future as of June 26, 2021	$449,641	$96,214	$40,395	$13,978	$3,728	$4,281	$608,237
5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 26, 2021			As of December 26, 2020
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets (Liabilities)
Foreign currency exchange forward contracts	$—	$(3)	$(3)	$—	$(72)	$(72)
During the three- and six-month periods ended June 26, 2021, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of June 26, 2021 and December 26, 2020, none of the Company’s existing assets or liabilities were classified as Level 3.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 26, 2021.
Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements), for the three- and six-month periods ended June 26, 2021, the Company calculated the fair value of $0.4 million and $2.4 million, respectively, in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs. These inputs included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate.
Cash
As of June 26, 2021, the Company had $219.7 million of cash, including $101.3 million of cash held by its foreign subsidiaries.
As of December 26, 2020, the Company had $298.0 million of cash, including $87.4 million of cash held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.

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
Historically, the Company entered into foreign currency exchange forward contracts to manage its exposure to fluctuation in foreign exchange rates that arise from its Euro and British pound denominated account balances. Gains and losses on these contracts were intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated account balances, and therefore did not subject the Company to material balance sheet risk.
As of June 26, 2021 and December 26, 2020, the Company posted collateral of $0.9 million and $0.9 million, respectively, on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three months ended June 26, 2021 and June 27, 2020, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.3 million and $0.1 million, respectively, and for the six months ended June 26, 2021 and June 27, 2020, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.6 million and $0.2 million, respectively, included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of June 26, 2021, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes. Accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one institution with high credit quality and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 26, 2021			As of December 26, 2020
	Gross Notional(1)	Prepaid expenses and other current assets	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated monetary balances	$23,641	$—	$(9)	$23,605	$(59)
Related to British Pound denominated monetary balances	19,051	6	—	4,868	(13)
	$42,692	$6	$(9)	$28,473	$(72)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and six-month periods ended June 26, 2021, the Company's recognized factoring related interest expense was approximately $0.2 million and $0.3 million, respectively, and for the three- and six-month periods ended June 27, 2020, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.2 million, respectively. For the three- and six-month periods ended June 26, 2021, the Company's gross amount of trade accounts receivables sold was approximately $36.3 million and $67.3 million, respectively, and for the three- and six-month periods ended June 27, 2020, the Company's gross amount of trade accounts receivables sold was approximately $18.7 million and $45.2 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six months ended June 26, 2021 (in thousands):

Balance as of December 26, 2020	$273,426
Foreign currency translation adjustments	(4,727)
Balance as of June 26, 2021	$268,699
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 26, 2021 and December 26, 2020 (in thousands, except for weighted average data):

	June 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships and backlog	160,864	(98,609)	62,255	4.5
Developed technology	189,755	(145,555)	44,200	2.5
Total intangible assets with finite lives	$351,619	$(245,164)	$106,455

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships and backlog	162,098	(90,667)	71,431	4.9
Developed technology	192,285	(138,834)	53,451	3.0
Total intangible assets with finite lives	$355,383	$(230,501)	$124,882
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $9.0 million and $18.0 million for the three- and six-month periods ended June 26, 2021, respectively and was $13.3 million and $26.5 million for the three- and six-month periods ended June 27, 2020, respectively.

Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 26, 2021 (in thousands):

		Fiscal Years
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Total future amortization expense	$106,455	$17,988	$33,401	$27,289	$11,983	$9,025	$6,769

8.    Balance Sheet Details
Restricted Cash
    The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
    The following table provides a rollforward of the allowance for doubtful accounts for accounts receivable for the six months ended June 26, 2021 (in thousands):

Balance as of December 26, 2020	$2,912
Additions(1)	549
Write offs(2)	(718)
Other(3)	(13)
Balance as of June 26, 2021	$2,730
(1)     The new additions during the six months ended June 26, 2021 are primarily due to specific reserves.
(2)    The write offs during the six months ended June 26, 2021 are primarily amounts fully reserved previously.
(3)     Primarily represents foreign currency translation adjustments.

Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	June 26, 2021	December 26, 2020
Inventory
Raw materials	$33,250	$34,693
Work in process	55,169	55,835
Finished goods	185,611	178,779
Total inventory	$274,030	$269,307
Property, plant and equipment, net
Computer hardware(1)	$44,022	$34,502
Computer software(2)	42,890	44,397
Laboratory and manufacturing equipment(3)	257,266	333,955
Land and building	12,349	12,349
Furniture and fixtures	2,192	3,445
Leasehold and building improvements(4)	51,551	66,014
Construction in progress	45,876	39,727
Subtotal	456,146	534,389
Less accumulated depreciation and amortization(5)	(297,820)	(381,256)
Total property, plant and equipment, net	$158,326	$153,133
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$17,341	$18,848
Taxes payable	32,054	45,884
Short-term operating and financing lease liability	19,567	16,023
Restructuring accrual	4,273	9,292
Other accrued expenses and other current liabilities	58,339	60,503
Total accrued expenses	$131,574	$150,550
(1)Included in computer hardware at June 26, 2021 was $1.2 million related to an equipment finance lease entered into by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $1.2 million using a discount rate of 8.4% and was included in property, plant and equipment, net.
(2)Included in computer software at June 26, 2021 and December 26, 2020 were $25.7 million and $25.4 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at June 26, 2021 and December 26, 2020 were $10.0 million and $10.8 million, respectively. Also included in computer software at June 26, 2021 and December 26, 2020 was $18.1 million and $17.0 million, respectively, related to term licenses. The unamortized term license costs at June 26, 2021 and December 26, 2020 was $9.9 million and $12.0 million, respectively.
(3)Included in laboratory and manufacturing equipment at June 26, 2021 was $2.0 million related to an equipment finance lease entered into by the Company for a term of three years with an option to purchase at the end of the three-year term. The finance lease was recorded at $2.0 million using a discount rate of 8.2% and was included in property, plant and equipment, net.
(4)Included in leasehold improvements at June 26, 2021 was an equipment finance lease entered into by the Company for a term of five years with an option to purchase at the end of the five-year term. The finance lease was recorded at $2.5 million using a discount rate of 5% and was included in property, plant and equipment, net.
(5)Depreciation expense was $21.3 million and $24.9 million (which includes depreciation of capitalized ERP cost of $0.6 million and $1.3 million, respectively) for the six months ended June 26, 2021 and June 27, 2020, respectively.

9.    Restructuring and Related Costs
In December 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the October 1, 2018 acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for many of the largest global network operators (the “Acquisition”). As part of the 2018 Restructuring Plan, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, including closure of its Berlin, Germany site, reducing headcount at its Munich, Germany site, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. The Berlin and Munich initiatives were substantially completed in fiscal year 2020.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations.
During the three months ended June 26, 2021 and June 27, 2020, the Company recorded a credit of $1.6 million and an expense of $4.9 million, respectively, in severance and related costs in its condensed consolidated statements of operations. During the six months ended June 26, 2021 and June 27, 2020, the Company recorded a credit of $0.8 million and an expense of $8.6 million, respectively, in severance and related costs in its condensed consolidated statements of operations. As of December 26, 2020, the identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed, with the majority of associated payments made in fiscal year 2020 and the remaining amounts expected to be substantially paid by the third quarter of fiscal year 2021.
In July, 2021, the Company announced a plan to restructure certain international software research & development operations. The Company estimates it will incur total costs related to the restructuring to range from $2.5 million to $3.5 million. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
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
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2020 Restructuring Plan, the 2018 Restructuring Plan and Coriant's previous restructuring and reorganization plans (in thousands):

	Three Months Ended
	June 26, 2021		June 27, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$(269)	$(1,289)	$1,574	$3,321
Lease related impairment charges	—	438	15	1,398
Asset impairment	—	53	2	378
Others	—	124	—	—
Total	$(269)	$(674)	$1,591	$5,097

	Six Months Ended
	June 26, 2021		June 27, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$245	$(1,017)	$2,675	$5,951
Lease related impairment charges	—	2,388	59	4,343
Asset impairment	—	104	14	383
Others	—	170	—	—
Total	$245	$1,645	$2,748	$10,677

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance at December 26, 2020	$10,241	$—	$—	$230	$10,471
Charges	(771)	2,388	104	170	1,891
Cash Payments	(4,726)	(1,488)	—	(381)	(6,595)
Non-Cash Settlements and Other	199	(900)	(104)	(19)	(824)
Balance at June 26, 2021	$4,943	$—	$—	$—	$4,943
As of June 26, 2021, the Company's restructuring liability was comprised of $4.9 million of severance and related expenses, of which $2.4 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans and is expected to be paid by end of 2023. Out of the remaining liability, $2.3 million is related to the 2020 Restructuring Plan and is expected to be substantially paid by the third quarter of fiscal year 2021, and an immaterial amount is related to the 2018 Restructuring Plan which was substantially completed in previous years.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the six months ended June 26, 2021 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 26, 2020	$732	$(11,666)	$(964)	$(11,898)
Other comprehensive loss before reclassifications	1,647	—	—	1,647
Amounts reclassified from accumulated other comprehensive loss	—	1,725	—	1,725
Net current-period other comprehensive income (loss)	1,647	1,725	—	3,372
Balance at June 26, 2021	$2,379	$(9,941)	$(964)	$(8,526)

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

Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of the Company's 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread and $200 million in aggregate principal amount of the Company's 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes”) from the conversion spread (each further discussed in Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements). The Company would include the dilutive effects of the 2024 Notes and 2027 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes and 2027 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024

Notes and 2027 Notes being converted; therefore, only the conversion spread relating to the 2024 Notes and 2027 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net loss	$(35,594)	$(61,635)	$(83,916)	$(160,903)
Weighted average common shares outstanding - basic and diluted	206,780	185,596	204,709	183,810
Net loss per common share - basic and diluted	$(0.17)	$(0.33)	$(0.41)	$(0.88)
The Company incurred net losses during the three- and six-month periods ended June 26, 2021 and June 27, 2020, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2027 Notes in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Stock options outstanding	—	605	—	605
Restricted stock units	12,283	13,431	14,067	15,323
Performance stock units	2,937	3,582	3,001	3,820
Employee stock purchase plan shares	886	1,720	908	1,857
Total	16,106	19,338	17,976	21,605
12.    Debt
$200 million 2.50% Convertible Senior Notes due March 1, 2027
In March 2020, the Company issued the 2027 Notes due on March 1, 2027, unless earlier repurchased, redeemed or converted. The 2027 Notes are governed by an indenture dated as of March 9, 2020 (the “2027 Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2027 Notes are unsecured, and the 2027 indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
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
Upon conversion, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, the Company intends to pay or deliver, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 130.5995 shares of common stock per $1,000 principal amount of 2027 Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $7.66 per share of common stock.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	June 26, 2021	December 26, 2020
Principal	$200,000	$200,000
Unamortized discount (1)	(60,345)	(64,223)
Unamortized issuance cost (1)	(3,724)	(3,963)
Net carrying amount	$135,931	$131,814

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 68 months.
As of June 26, 2021, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
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
The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Contractual interest expense	$1,250	$1,250	$2,500	$1,524
Amortization of debt issuance costs	121	110	239	137
Amortization of debt discount	1,963	1,778	3,878	2,218
Total interest expense	$3,334	$3,138	$6,617	$3,879
For the three- and six-month periods ended June 26, 2021, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of June 26, 2021, the fair value of the 2027 Notes was $313.3 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on June 25, 2021 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $10.64 per share as reported on the Nasdaq Stock Market on June 25, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes exceeded the principal amount by $77.9 million.
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
On December 23, 2019, the Company exercised its option to increase the total commitments under the Credit Facility and entered into an Increase Joinder and Amendment Number One to the Credit Agreement (the “Amendment”), with BMO Harris Bank N.A. and Wells Fargo Bank, National Association, as administrative agent. The Amendment increased the total commitments under the Credit Facility to $150 million.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. For the three- and six-month periods ended June 26, 2021, the Company recorded $0.3 million and $0.6 million, respectively, as amortization of deferred debt issuance cost and $0.3 million and $0.5 million, respectively, as contractual interest expense and related charges.
In January 2021, the Company repaid in full the then outstanding principal balance of $77.0 million. As of June 26, 2021, the Company had availability of $139.8 million under the Credit Facility and had letters of credit outstanding of approximately $10.2 million.
Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to the contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. In October 2020, the Company and the contract manufacturer amended the payment terms to extend the due date by six months, set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due. In April 2021, the Company repaid the entire outstanding principal balance and accrued interest of $24.6 million and $1.8 million, respectively.
Mortgage Payable
    In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of approximately $0.1 million each with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan. As of June 26, 2021, $8.0 million remained outstanding, of which $0.4 million was included in short-term debt and $7.6 million was included in long-term debt.
$400.5 million 2.125% Convertible Senior Notes due September 1, 2024
In September 2018, the Company issued the 2024 Notes due on September 1, 2024, unless earlier repurchased, redeemed or converted. The 2024 Notes are governed by a base indenture dated as of September 11, 2018 and a first supplemental indenture dated as of September 11, 2018 (together, the “2024 Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2024 Notes are unsecured, and the 2024 Indenture does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
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
Upon conversion, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, the Company intends to pay or deliver, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 101.2812 shares of common stock per $1,000 principal amount of 2024 Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $9.87 per share of common stock.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	June 26, 2021	December 26, 2020
Principal	$402,500	$402,500
Unamortized discount (1)	(79,749)	(90,213)
Unamortized issuance cost (1)	(5,206)	(5,889)
Net carrying amount	$317,545	$306,398

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 38 months.
As of June 26, 2021, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2024 Notes.
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
The following table sets forth total interest expense recognized related to the 2024 Notes for the three- and six-month periods ended June 26, 2021 and June 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Contractual interest expense	$2,138	$2,138	$4,276	$4,276
Amortization of debt issuance costs	346	313	683	619
Amortization of debt discount	5,297	4,799	10,464	9,479
Total interest expense	$7,781	$7,250	$15,423	$14,374
For the three- and six-month periods ended June 26, 2021, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of June 26, 2021, the fair value of the 2024 Notes was $504.4 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on June 25, 2021 (the last trading day of the fiscal quarter). The 2024 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $10.64 per share as reported on the Nasdaq Stock Market on June 25, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2024 Notes exceed their principal amount by $31.2 million.
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period (In thousands)
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Operating leases(1)(2)	$112,179	$11,926	$22,395	$17,378	$15,247	$14,246	$30,987
Financing lease obligations(3)	3,205	820	1,372	836	177	—	—
2027 Notes, including interest(4)	230,000	2,500	5,000	5,000	5,000	5,000	207,500
2024 Notes, including interest(4)	432,436	4,277	8,553	8,553	411,053	—	—
Mortgage Payable, including interest(4)	9,149	421	911	841	6,976	—	—
Total contractual obligations	$786,969	$19,944	$38,231	$32,608	$438,453	$19,246	$238,487
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.9 million and $5.0 million as of June 26, 2021 and December 26, 2020, respectively. Of the $4.9 million as of June 26, 2021, $0.1 million is included in accrued expenses and other current liabilities and the remainder is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
(3)     The Company has finance leases for manufacturing and other equipment. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(4)     See Note 12, "Debt" to the Notes to Condensed Consolidated Financial Statements for more information.
Legal Matters
Oyster Optics LLC
On July 29, 2019, Oyster Optics filed a complaint against the Company, Coriant (USA) Inc., Coriant North America, LLC and Coriant Operations, Inc. in the United States District Court for the Eastern District of Texas. The complaint asserted infringement of U.S. Patent No. 6,665,500 (the “Oyster patent in suit”). The complaint sought unspecified damages and a permanent injunction. On October 7, 2019, the Company filed its answer to the complaint asserting among other things, counterclaims and defenses based on non-infringement, invalidity, and a license to the Oyster patent in suit. On December 27, 2019, the Company filed Inter Partes Review ("IPR") petitions with the U.S. Patent and Trademark Office ("USPTO"), in which the Company requested the USPTO to invalidate the asserted claims of the Oyster patent in suit. On June 26, 2020, the USPTO granted institution on all but one of the asserted claims. On June 22, 2021, the Patent Trial and Appeal Board ruled on the Company's IPR petition, determining that ten of the eleven claims remaining at issue in the IPR were unpatentable. In July 2021, the parties entered into a settlement agreement and all claims in the lawsuit were dismissed with prejudice.
Capella Photonics, Inc.
On March 17, 2020, Capella Photonics, Inc. ("Capella") filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company, Tellabs, Inc., Coriant Operations, Inc., Coriant America Inc., and Coriant (USA) Inc., alleging infringement of Capella U.S. Reissue Patent Nos. RE47,905 and RE47,906 (the "Capella Patents," which are reissued versions of the patents Capella previously asserted in a prior lawsuit). The complaint alleged infringement of the Capella Patents and sought unspecified damages and a permanent injunction. The Company filed answers to the complaint on May 29, 2020. On July 6, 2020, the Company filed a motion seeking to transfer the case to the Northern District of California, which motion was denied. In March 2021, the assigned magistrate judge issued a report and recommendation in favor of Infinera's pending motion on intervening rights to preclude Capella's recovery of any pre-suit damages. In May 2021, the parties entered into a settlement agreement and, on June 3, 2021, all claims in the lawsuit were dismissed with prejudice.

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of June 26, 2021 and December 26, 2020, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan; however, the 2007 Plan will continue to govern the terms and conditions of the awards previously granted under the 2007 Plan. As of June 26, 2021, there were no remaining options or RSUs to purchase shares of the Company's common stock under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019, May 2020 and May 2021, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares, 8.1 million shares and 4.4 million shares, respectively. As of June 26, 2021, the Company reserved a total of 35.2 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
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

The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	51	$7.57	$174
Options exercised	(51)	$7.57	$108
Outstanding at June 26, 2021	—	$—	$—

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	12,468	$5.99	$136,781
RSUs granted	6,165	$8.70
RSUs released	(5,900)	$5.98	$52,329
RSUs canceled	(450)	$6.51
Outstanding at June 26, 2021	12,283	$7.33	$130,703

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	3,466	$5.36	$38,022
PSUs granted	659	$8.61
PSUs released	(189)	$7.98	$1,774
PSUs canceled	(999)	$4.88
Outstanding at June 26, 2021	2,937	$6.08	$31,250
Expected to vest at June 26, 2021	2,738		$29,133
The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $10.64 at June 25, 2021 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, of the Company’s equity compensation plans as of June 26, 2021. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$78,564	2.18
PSUs	$10,056	2.34

Employee Stock Options
The Company did not have any outstanding stock options as of June 26, 2021. The Company did not grant any stock options during the six months ended June 26, 2021 and June 27, 2020. Unamortized expense at the beginning of both periods was zero.
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Volatility	50%	42%	50%	42%
Risk-free interest rate	0.06%	1.56%	0.06%	1.56%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$3.11	$2.17	$3.11	$2.17
Total stock-based compensation expense	$1,321	$1,348	$3,070	$2,861
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three- and six-month periods ended June 26, 2021 was approximately $11.6 million and $21.4 million, respectively, and for the three- and six-month periods ended June 27, 2020 was approximately $9.8 million and $18.1 million, respectively.
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
    PSUs granted to the Company's executive officers and senior management under the 2016 Plan during 2019, 2020 and the first quarter of 2021 are based on performance criteria related to specific financial targets over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three-year performance period, if the applicable financial targets are met. The number of shares to be issued upon vesting of these PSUs are capped at the target number of PSUs granted. Certain other employees were awarded PSUs that will only become eligible to vest upon the achievement of specific financial and operational performance criteria.

The following table summarizes by grant year, the Company’s PSU activity for the six months ended June 26, 2021 (in thousands):

	Total Number of Performance Stock Units	2018	2019	2020	2021
Outstanding at December 26, 2020	3,466	109	1,757	1,600	—
PSUs granted	659	—	—	—	659
PSUs released	(189)	(104)	(85)	—	—
PSUs canceled	(999)	(5)	(664)	(330)	—
Outstanding at June 26, 2021	2,937	—	1,008	1,270	659
Amortization of stock-based compensation expense related to PSUs for the three- and six-month periods ended June 26, 2021 was approximately $1.1 million and $0.5 million, respectively, due to PSU cancellation during the first quarter. Amortization of stock-based compensation expense related to PSUs for the three- and six-month periods ended June 27, 2020 was approximately $1.4 million and $3.0 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 26, 2021		December 26, 2020
Stock-based compensation effects in inventory	$3,972		$3,979

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Income tax benefit associated with stock-based compensation	$2,475	$2,243	$4,192	$4,245
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,130	$2,063	$3,926	$4,165
Research and development	5,071	4,379	9,368	8,153
Sales and marketing	2,811	2,786	6,010	5,430
General and administration	3,927	3,548	5,609	6,731
Total stock-based compensation expense	$13,939	$12,776	$24,913	$24,479
15.    Income Taxes
Income taxes for the three- and six-month periods ended June 26, 2021 represented a tax expense of $3.1 million and $4.1 million on pre-tax losses of $32.5 million and $79.8 million, respectively. This compared to a tax expense of $2.6 million and $3.6 million, on pre-tax losses of $59.0 million and $157.3 million for the three- and six-month periods ended June 27, 2020, respectively. Provision for income taxes increased by approximately $0.5 million during the six months ended June 26, 2021, compared to the corresponding period in 2020 as a result of additional expenses in foreign jurisdictions.
The Company must assess the likelihood that some portion of or all its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At June 26, 2021, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The aforementioned relief available under the CARES Act did not have a material impact on the Company's provision for income taxes for the six months ended June 26, 2021.
16.    Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“the CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and related services. Accordingly, the Company is considered a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.
Additionally, the following table sets forth long-lived assets by geographic region (in thousands):

	June 26, 2021	December 26, 2020
United States	$135,962	$127,691
Other Americas	2,488	2,668
Europe, Middle East and Africa	16,563	18,605
Asia Pacific and Japan	3,313	4,169
Total property, plant and equipment, net	$158,326	$153,133

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Beginning balance	$38,887	$39,462	$40,708	$43,348
Charges to operations	5,845	6,246	11,162	12,558
Utilization	(6,206)	(7,479)	(12,749)	(15,814)
Change in estimate(1)	3,144	(1,146)	2,549	(3,009)
Balance at the end of the period	$41,670	$37,083	$41,670	$37,083
(1)The Company records product warranty liabilities based on the latest quality and cost information available as of the date the revenue is recorded. The changes in estimate shown here are due to changes in overall actual failure rates, the mix of new compared to used units related to replacement of failed units, and changes in the estimated cost of repair and product recalls. As the Company's products mature over time, failure rates and repair costs associated with such products generally decline, leading to favorable changes in warranty reserves.

Letters of Credit and Bank Guarantees
The Company had $23.7 million of standby letters of credit and bank guarantees outstanding as of June 26, 2021, which consisted of $17.2 million related to customer performance guarantees, $0.3 million related to value added tax and customs licenses, $4.1 million related to property leases, $1.8 million related to restructuring plans, $0.2 million related to credit cards and $0.1 million related to suppliers. Of the $17.2 million related to customer performance guarantees, approximately $2.8 million was used to secure surety bonds in the aggregate of $5.5 million.
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
As of each of June 26, 2021 and December 26, 2020, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $10.2 million and $11.5 million, respectively, had been issued and outstanding. Approximately $164.8 million and $169.5 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of June 26, 2021 and December 26, 2020, respectively.
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
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$115	$198	$229	$550
Interest cost	323	451	645	816
Expected return on plan assets	(740)	(555)	(1,477)	(1,224)
Amortization of actuarial loss	864	505	1,725	919
Total net periodic benefit cost	$562	$599	$1,122	$1,061
The components of net periodic benefit costs other than the service cost component are included in other gain(loss), net, in the Company’s condensed consolidated statements of operations.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the timing of certain events to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; our expectations regarding industry-wide supply chain challenges; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, including in the third quarter of 2021; any statements of the plans, strategies and objectives of management for future operations and personnel; remaining payments under the 2020 Restructuring Plan; estimates of payments related to future restructuring; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; impacts of changes in policy by the presidential administration in the United States; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 as filed on March 3, 2021. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
We have grown our solutions portfolio through internal development as well as acquisitions. In 2014, we introduced the Infinera Cloud Xpress to address the emerging DCI market opportunity. In 2015, we entered the metro market with the acquisition of Transmode AB. In October 2018, we closed the Acquisition and expanded our product portfolio and customer base by acquiring Coriant, a privately held global supplier of open network solutions for the largest global network operators. The Acquisition has helped position us as one of the largest providers of vertically integrated transport networking solutions in the industry and enhanced our ability to serve a global customer base and accelerate the delivery of the innovative solutions that our customers demand. The Acquisition has also enabled us to expand the breadth of customer applications we can address, including 600 Gb/s optical transport, metro aggregation and switching, disaggregated routing, and software-enabled multi-layer network management and control. In 2021 we announced the expansion of our solutions portfolio with the planned introduction of a suite of coherent optical pluggables designed to support point-to-point and point-to-multipoint transport applications.
Our high-speed optical transport platforms and pluggable solutions are differentiated by our photonic components and Infinite Capacity Engine (“ICE”) coherent optical engine technology. ICE enables different subsystems that can be customized for a variety of network applications in different transport markets, including metro, DCI, long-haul and subsea. Our latest generation of coherent optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fifth-generation PIC and latest generation DSP (the combination of which we market as ICE6). ICE6 is capable of delivering 800 Gb/s over a single wavelength. ICE6 will be integrated into various networking platforms in our product portfolio.
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
For the three months ended June 26, 2021, no customer accounted for 10% or more of our total revenue. One customer accounted for 13% of our total revenue for the three months ended June 27, 2020. For the six months ended June 26, 2021, one customer accounted for 10% of our total revenue. The same customer accounted for 12% of our total revenue for the six months ended June 27, 2020.
We are headquartered in San Jose, California, with employees located throughout (i) the United States; (ii) Canada, Latin America and South America ("Other Americas"); (iii) Europe, Middle East and Africa (“EMEA”); and (iv) Asia Pacific and Japan (“APAC”). We sell our products both through our direct sales force and indirectly through channel partners.
Impact of COVID-19 Pandemic
COVID-19 was declared a global pandemic in March 2020. Although the COVID-19 pandemic has impacted our employees, business and financial position for more than a year, its future impact on us remains uncertain. We will continue monitoring and adjusting our operations, as appropriate, in response to the ongoing COVID-19 pandemic.
Employees

Since the outset of the COVID-19 pandemic, we have taken a number of precautionary steps to safeguard our business and our employees from its effects, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, to date we have been able to remain productive and in contact with one another and our customers and vendors. To the extent that pandemic conditions continue to worsen in certain countries in the future and lead to higher rates of infections among the general population and our own workforce, it may be more difficult for us to maintain these levels of productivity. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we continue to take appropriate measures to protect their health and safety and create and maintain a safe working environment. However, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively as desired in the development of new products, which can affect development schedules.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have somewhat mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During fiscal 2020 and the first half of fiscal 2021, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations during the remainder of fiscal 2021 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, supply chain resilience and broader global macroeconomic developments.
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
In May 2019, we entered into a financing assistance agreement with a third-party contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer of our manufacturing operations in Berlin, Germany to the contract manufacturer. The funding was secured against certain foreign assets, carried a fixed interest rate of 6% and repayable in 12 months from the date of each draw down. In October 2020, the payment terms were amended to extend the due date by six months, set the fixed interest rate at 3% during such period, and allowed for the phased transfer of inventory to offset the amount due. As of June 26, 2021, there was no outstanding balance as the loan and accrued interest was fully paid off in April 2021.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 26, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	June 26, 2021		June 27, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$257,441	76%	$261,227	79%	$(3,786)	(1)%
Services	80,786	24%	70,360	21%	10,426	15%
Total revenue	$338,227	100%	$331,587	100%	$6,640	2%
Cost of revenue:
Product	$172,053	51%	$186,519	56%	$(14,466)	(8)%
Services	41,446	12%	36,599	11%	4,847	13%
Amortization of intangible assets	4,614	1%	8,721	3%	(4,107)	(47)%
Acquisition and integration costs	—	—%	750	—%	(750)	NMF*
Restructuring and related	(269)	—%	1,591	—%	(1,860)	(117)%
Total cost of revenue	$217,844	64%	$234,180	70%	$(16,336)	(7)%
Gross profit	$120,383	35.6%	$97,407	29.4%	$22,976	24%

	Six Months Ended
	June 26, 2021		June 27, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$511,602	76%	$516,419	78%	$(4,817)	(1)%
Services	$157,532	24%	$145,441	22%	12,091	8%
Total revenue	$669,134	100%	$661,860	100%	$7,274	1%
Cost of revenue:
Product	337,538	50%	388,311	59%	$(50,773)	(13)%
Services	84,706	13%	77,294	12%	7,412	10%
Amortization of intangible assets	9,230	1%	17,349	3%	(8,119)	(47)%
Acquisition and integration costs	—	—%	1,785	—%	(1,785)	NMF*
Restructuring and related	245	—%	2,748	—%	(2,503)	(91)%
Total cost of revenue	$431,719	64%	$487,487	74%	$(55,768)	(11)%
Gross profit	$237,415	35.5%	$174,373	26.3%	$63,042	36%
*NMF = Not meaningful
Revenue
Total product revenue decreased by $3.8 million, or 1%, during the three months ended June 26, 2021 compared to the corresponding period in 2020. Declines in our cable, Tier 1 and other service provider verticals were partially offset by increases in our ICP vertical as strong demand was tempered by industry-wide supply chain challenges. Total product revenue decreased by $4.8 million, or 1%, during the six months ended June 26, 2021 compared to the corresponding period in 2020. During the six months ended June 26, 2021, revenue from a customer who had spent heavily on a large network deployment in the corresponding period in 2020 was lower, partially offset by revenue increases across the remaining Tier 1 vertical as well as increases across our ICP, cable and other service provider verticals.
Total services revenue increased by $10.4 million, or 15% for the three months ended June 26, 2021 compared to the corresponding period in 2020. Total services revenue increased by $12.1 million, or 8% for the six months ended June 26, 2021 compared to the corresponding period in 2020. For each of these three- and six-month periods, this increase was attributable to growth in professional services due to an increase in network installation revenue, somewhat offset by lower maintenance revenue.

We expect our total revenue will be higher in the third quarter of 2021 as compared to the second quarter of 2021, driven primarily by demand growth from certain ICP and other service provider customers as well as availability of new products introduced in the second quarter of 2021.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 26, 2021		June 27, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$175,184	52%	$166,223	50%	$8,961	5%
International	163,043	48%	165,364	50%	(2,321)	(1)%
	$338,227	100%	$331,587	100%	$6,640	2%
Total revenue by sales channel:
Direct	$265,022	78%	$268,326	81%	$(3,304)	(1)%
Indirect	73,205	22%	63,261	19%	9,944	16%
	$338,227	100%	$331,587	100%	$6,640	2%

	Six Months Ended
	June 26, 2021		June 27, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$332,833	50%	$336,749	51%	$(3,916)	(1)%
International	336,301	50%	325,111	49%	11,190	3%
	$669,134	100%	$661,860	100%	$7,274	1%
Total revenue by sales channel:
Direct	$536,323	80%	$512,677	77%	$23,646	5%
Indirect	132,811	20%	149,183	23%	(16,372)	(11)%
	$669,134	100%	$661,860	100%	$7,274	1%
Domestic revenue increased by $9.0 million, or 5%, during the three months ended June 26, 2021 compared to the corresponding period in 2020, driven primarily by increases from certain ICP and Tier 1 customers and partially offset by decreases in each of our cable and other service provider verticals. Domestic revenue decreased by $3.9 million, or 1%, during the six months ended June 26, 2021 compared to the corresponding period in 2020, driven primarily by declines from certain ICP and other service providers, and somewhat offset by an improvement in our cable vertical and from our Tier 1 customers.
International revenue decreased by $2.3 million, or 1%, during the three months ended June 26, 2021 compared to the corresponding period in 2020. In this period, we had decreases from certain Tier 1 customers in APAC and EMEA that was partially offset by customers in the cable and other service provider verticals. International revenue increased by $11.2 million, or 3%, during the six months ended June 26, 2021 compared to the corresponding period in 2020. In this period, we had strong growth from certain ICP, cable and other service providers in EMEA and APAC that were partially offset by decreases in Tier 1 customer revenue in APAC and EMEA.
Direct revenue decreased by $3.3 million, or 1%, and indirect revenue increased by $9.9 million, or 16% during the three months ended June 26, 2021 compared to the corresponding period in 2020. The increase in indirect revenue for the second quarter of 2021 was driven by certain ICP customers who purchased through our indirect sales channel. Direct revenue increased by $23.6 million, or 5%, and indirect revenue decreased by $16.4 million, or 11%, during the six months ended June 26, 2021 compared to the corresponding respective period in 2020. The increase in direct revenue is attributable to growth in professional services due to an increase in network installation revenue and product revenue at certain Tier 1 and other service provider verticals. The decrease in indirect revenue was driven by certain ICP customers who purchased through our indirect sales channel.

Cost of Revenue and Gross Margin
Gross profit was $120.4 million during the three months ended June 26, 2021, with gross margin increasing to 35.6% compared to 29.4% in the corresponding period in 2020. In the three months ended June 26, 2021, we realized an improvement in our product margins stemming from a combination of more favorable product mix, ongoing internal cost improvement initiatives, and lower intangible amortization expenses. Gross profit was $237.4 million during the six months ended June 26, 2021, with gross margin increasing to 35.5% compared to 26.3% in the corresponding period in 2020. This increase was primarily attributable to an improvement in our product margins stemming from a combination of more favorable product mix, ongoing internal cost improvement initiatives, and lower intangible amortization expenses. In addition, in the first quarter of 2020, a higher than typical portion of our revenue represented initially lower margin line systems deployments.
We currently expect that gross margin in the third quarter of 2021 will be lower than that of the second quarter of 2021, largely due to product mix. In the third quarter of 2021 we anticipate a higher percentage of revenue coming from initially lower margin line systems deployments as well as higher supply-chain related costs. Over time, we believe our margins will continue to improve as we increase the proportion of revenue derived from sales of our vertically integrated products.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $4.1 million, or 47%, and $8.1 million, or 47%, during the three- and six-month periods ended June 26, 2021, respectively, compared to the corresponding periods in 2020, due to certain technologies being fully amortized in the third quarter of 2020.
Acquisition and Integration Costs
Integration costs, within cost of revenue, decreased by $0.8 million and $1.8 million during the three- and six-month periods ended June 26, 2021, respectively, compared to the corresponding periods in 2020 as we have completed our integration efforts related to the Acquisition.
Restructuring and Related
Restructuring and related costs primarily consisting of severance and related costs decreased by $1.9 million, or 117%, and $2.5 million, or 91% during the three- and six-month periods ended June 26, 2021, respectively, compared to the corresponding periods in 2020. These decreases primarily reflect the substantial completion of the Munich-related restructuring in fiscal year 2020, which was part of our 2018 Restructuring Plan. Also, during the three months ended June 26, 2021, we incurred a $0.3 million credit resulting from lower than expected Munich severance and related costs. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 26, 2021		June 27, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$73,934	22%	$67,090	20%	$6,844	10%
Sales and marketing	33,782	10%	31,816	10%	1,966	6%
General and administrative	32,197	10%	30,101	9%	2,096	7%
Amortization of intangible assets	4,392	1%	4,585	1%	(193)	(4)%
Acquisition and integration costs	—	—%	3,344	1%	(3,344)	NMF*
Restructuring and related	(674)	—%	5,097	2%	(5,771)	(113)%
Total operating expenses	$143,631	43%	$142,033	43%	$1,598	1%

	Six Months Ended
	June 26, 2021		June 27, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	147,463	22%	135,270	20%	$12,193	9%
Sales and marketing	66,554	10%	68,505	10%	(1,951)	(3)%
General and administrative	58,703	8%	59,721	9%	(1,018)	(2)%
Amortization of intangible assets	8,797	1%	9,140	1%	(343)	(4)%
Acquisition and integration costs	614	—%	12,566	1%	(11,952)	(95)%
Restructuring and related	1,645	1%	10,677	2%	(9,032)	(85)%
Total operating expenses	$283,776	42%	$295,879	43%	$(12,103)	(4)%
*NMF = Not meaningful
Research and Development Expenses
Research and development expenses increased by $6.8 million, or 10%, during the three months ended June 26, 2021, and increased by $12.2 million, or 9%, during the six months ended June 26, 2021 compared to the corresponding period in 2020. These increases were primarily attributable to higher employee-related costs related to bringing our new technologies to market and investments in future technologies. Our equipment and software spend was also slightly higher as we optimized spend to focus on our highest growth opportunities. These increases were partially offset by lower costs related to new products transitioning from development to production, depreciation related to older technologies, and lower travel expense. Looking ahead, we expect that development initiatives will continue to support our strategy of expanding our vertically integrated product portfolio, which we believe will drive higher revenue and profitability.
Sales and Marketing Expenses
Sales and marketing expenses increased by $2.0 million, or 6%, during the three months ended June 26, 2021 compared to the corresponding period in 2020. This increase was primarily attributable to higher employee compensation expenses. Sales and marketing expense decreased by $2.0 million, or 3%, during the six months ended June 26, 2021 compared to the corresponding period in 2020. This decrease was primarily attributable to reductions in travel and marketing-related expenses, principally driven by the impact of the COVID-19 pandemic, partially offset by higher employee compensation expenses. While managing costs effectively, we intend to continue making prudent investments in customer trials and general market awareness to maximize future revenue opportunities around new products and technologies.
General and Administrative Expenses
General and administrative expenses increased by $2.1 million, or 7%, during the three months ended June 26, 2021 compared to the corresponding period in 2020. The increase was largely due to litigation settlements and related costs as well as higher employee compensation costs and professional fees, partially offset by a reduction of customer credit loss, higher tax credits, and lower facility cost due to site closures. General and administrative expenses decreased by $1.0 million, or 2%, during the six months ended June 26, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to higher tax credits, reductions in professional services, lower facility operating costs due to site closures and lower stock compensation expense. The reductions in this period were partially offset by litigation settlements, higher employee compensation costs and software license fees.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.2 million, or 4%, during the three months ended June 26, 2021, and decreased by $0.3 million, or 4%, during the six months ended June 26, 2021 compared to the corresponding periods in 2020, primarily due to lower amortization of customer relationships and backlog.
Acquisition and Integration Costs
Integration costs decreased by $3.3 million, during the three months ended June 26, 2021, and decreased by $12.0 million, during the six months ended June 26, 2021 compared to the corresponding periods in 2020. We have completed our integration efforts related to the Acquisition.
Restructuring and Related Costs
Restructuring and related costs decreased by $5.8 million, or 113%, during the three months ended June 26, 2021, compared to the corresponding period in 2020. The decrease in the three months ended June 26, 2021 was primarily due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in fiscal year 2020. Also, during the three-month period ended June 26, 2021, we incurred a $1.0 million credit resulting from lower than expected Munich severance and related costs.
Restructuring and related costs decreased by $9.0 million, or 85%, during the six months ended June 26, 2021, compared to the corresponding period in 2020. The decrease in the six months ended June 26, 2021 was primarily due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in fiscal year 2020. Also, during the six months ended June 26, 2021, we incurred a $1.0 million credit resulting from lower than expected Munich severance and related costs. See Note 9, “Restructuring and Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Other Income (Expense), Net

	Three Months Ended
	June 26, 2021	June 27, 2020	Change	% Change
Interest income	$27	$54	$(27)	(50)%
Interest expense	(12,017)	(12,436)	419	(3)%
Other gain (loss), net	2,719	(1,992)	4,711	(236)%
Total other expense, net	$(9,271)	$(14,374)	$5,103	(36)%

	Six Months Ended
	June 26, 2021	June 27, 2020	Change	% Change
Interest income	67	78	$(11)	(14)%
Interest expense	(23,860)	(21,230)	(2,630)	12%
Other loss, net	(9,676)	(14,674)	4,998	(34)%
Total other expense, net	$(33,469)	$(35,826)	$2,357	(7)%
Interest income during the three- and six-month periods ended June 26, 2021 and June 27, 2020, respectively, was immaterial.
Interest expense decreased by $0.4 million, or 3%, during the three months ended June 26, 2021 compared to the corresponding period in 2020, primarily due to repayment of the Credit Facility in January 2021 and repayment of the Finance Assistance Agreement in April 2021.
Interest expense increased by $2.6 million, or 12%, during the six months ended June 26, 2021 compared to the corresponding period in 2020, primarily due to $2.8 million of increased accretion of debt discount and amortization of debt issuance costs on the 2027 Notes and the 2024 Notes, a $1.0 million of increase from contractual interest on the 2027 Notes, and a $1.3 million nonrecurring increase primarily due to interest credit from a supplier in 2020. This increase was offset by a decrease of $1.4 million primarily due to repayment of the Credit Facility in January 2021, and a decrease of $0.7 million due to the repayment of the Finance Assistance Agreement in April 2021, and a decrease of $0.4 million in other interest related charges.
Other gain (loss), net, increased by $4.7 million, or 236%, during the three months ended June 26, 2021 compared to the corresponding period in 2020, primarily due to a decrease in unrealized foreign exchange losses, primarily driven by the foreign currency exchange rate changes.
Other loss, net, increased by $5.0 million, or 34%, during the six months ended June 26, 2021 compared to the corresponding period in 2020, primarily due to a decrease in unrealized foreign exchange losses, primarily driven by the foreign currency exchange rate changes.
Income Tax Benefit/Expense
Income taxes for the three- and six-month periods ended June 26, 2021 represented a tax expense of $3.1 million and $4.1 million on pre-tax losses of $32.5 million and $79.8 million, respectively. This compared to a tax expense of $2.6 million and $3.6 million, on pre-tax losses of $59.0 million and $157.3 million for the three- and six-month periods ended June 27, 2020, respectively. Provision for income taxes increased by approximately $0.5 million during the six months ended June 26, 2021, compared to the corresponding period in 2020 as a result of additional expenses in foreign jurisdictions.

Liquidity and Capital Resources

	Six Months Ended
	June 26, 2021	June 27, 2020

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$39,934	$(128,089)
Investing activities	$(25,789)	$(19,002)
Financing activities	$(100,543)	$240,459

	June 26, 2021	December 26, 2020

	(In thousands)
Cash	$219,735	$298,014
Restricted cash	13,495	17,369
	$233,230	$315,383
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the six months ended June 26, 2021 was $39.9 million compared to $128.1 million net cash used in operating activities for the corresponding period in 2020.
Net loss during the six months ended June 26, 2021 was $83.9 million, which included non-cash charges of $92.5 million such as depreciation, amortization of intangibles, restructuring charges and related costs, amortization of debt discount and debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the three months ended June 27, 2020 of $160.9 million, which included non-cash charges of $104.6 million.
Net cash provided by working capital was $31.4 million during the six months ended June 26, 2021. Accounts receivable decreased by $36.3 million due to timing of customer billings and collections. Inventory levels increased by $6.1 million due to our efforts to purchase more inventory to manage lead time due to the industry semiconductor shortage. Prepaid and other assets decreased by $21.3 million primarily due to timing of tax payments and lower customer contract assets due to timing of billings and revenue recognition. Accounts payable decreased by $2.1 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by $3.8 million primarily due to lower, restructuring liabilities, and tax liabilities. Deferred revenue decreased by $14.3 million due to the amortization of maintenance renewals and lower renewals during the period, which are typically contracted on an annual or multi-year basis.
Net cash used to fund working capital was $71.7 million during the six months ended June 27, 2020. Accounts receivable decreased by $54.0 million due to lower revenue and due to cash collections. Inventory levels decreased by $50.2 million due to lower buffer inventory since we completed our manufacturing integration. Accounts payable decreased by $77.4 million primarily due to timing of payment to suppliers and lower purchases. Prepaid and other assets increased by $27.0 million primarily due to timing of tax payments and increase in customer contract assets. Accrued liabilities and other expenses decreased by $59.9 million primarily due to purchases of shares of our common stock under our ESPP in February 2020. Deferred revenue decreased by $11.6 million due to amortization of maintenance renewals and lower renewals during the quarter, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the six months ended June 26, 2021 was $25.8 million primarily for purchase of property and equipment.
Net cash used in investing activities during the six months ended June 27, 2020 was $19.0 million entirely for purchase of property and equipment.

Financing Activities
Net cash used in financing activities during the six months ended June 26, 2021 was $100.5 million compared to net cash provided by financing activities of $240.5 million in the corresponding period of 2020. Financing activities during the three months ended June 26, 2021 included payments of $77.0 million repayment under the Credit Facility and $24.6 million repayment of third party manufacturing funding (as described below), $3.9 million for term license purchase and $0.8 million for finance lease obligations. The period also included net proceeds of $9.3 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by the minimum tax withholding of $3.4 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the six months ended June 27, 2020 was $240.5 million. Financing activities during the six months ended June 27, 2020 included proceeds of proceeds of $194.5 million from issuance of the 2027 Notes and $55.0 million from the Credit Facility (as described below). The period also included net proceeds from the issuance of shares of our common stock under the ESPP.
Liquidity
We believe that our current cash, along with the Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the interest payments on the Notes and the Credit Facility for at least 12 months. If the impact of the COVID-19 pandemic to our business and financial position is more extensive than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 26, 2021, long-term debt, net, included $135.9 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $64.1 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of June 26, 2021, contractual obligations related to the 2027 Notes are payments of $2.5 million due for the remainder of 2021, $5.0 million due each year from 2022 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.

On August 1, 2019, we entered into the Credit Agreement with Wells Fargo Bank, and on December 23, 2019 we entered into the Amendment to the Credit Agreement with BMO Harris Bank N.A. and Wells Fargo Bank, as administrative agent. The Amended Credit Agreement provides for the Credit Facility, a senior secured asset-based revolving credit facility of up to $150.0 million, which we may draw upon from time to time. The Credit Agreement provided us with the option to increase the total commitments under the Credit Facility from the initial $100.0 million amount by up to an additional $50.0 million to $150.0 million, subject to certain conditions. On December 23, 2019, we exercised this option to increase the total commitments under the Credit Facility and entered into the Amendment to the Credit Agreement. The Amended Credit Agreement provides for a $50.0 million letter of credit sub-facility and a $10.0 million swing loan sub-facility.
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
In January 2021, we repaid in full the then outstanding principal balance of $77.0 million. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
In May 2019, we entered into a financing assistance agreement with a third-party contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer of our manufacturing operations in Berlin, Germany to the contract manufacturer. The funding was secured against certain foreign assets, carried a fixed interest rate of 6% and repayable in 12 months from the date of each draw down. In October 2020, the payment terms were amended to extend the due date by six months, set the fixed interest rate at 3% during such period, and allowed for the phased transfer of inventory to offset the amount due. In April 2021, we repaid the entire outstanding principal balance and accrued interest of $24.6 million and $1.8 million, respectively.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 26, 2021, long-term debt, net, included $317.5 million for 2024 Notes which represents the liability component of the $402.5 million principal balance, net of $85.0 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of June 26, 2021, contractual obligations related to the 2024 Notes are payments of $4.3 million due for the remainder of 2021, $8.6 million due each year from 2022 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of June 26, 2021, we had $219.7 million of cash including $101.3 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.

Off-Balance Sheet Arrangements
As of June 26, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Market Risk and Market Interest Risk
For a discussion of our exposure to market risk and market interest risk related to the 2027 Notes and 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There have been no other material changes to our market risk during the six months ended June 26, 2021.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of June 26, 2021, our disclosure controls and procedures are effective.
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

Changes in Internal Control over Financial Reporting
During the three months ended June 26, 2021 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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
•Aggressive business tactics by our competitors may harm our business.
•Increased consolidation among our customers and suppliers in the communications networking industry has had, and could continue to have, an adverse effect on our business and results of operations.
•The manufacturing process for our optical engine and the assembly of our products are very complex.
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
•the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic and political conditions in domestic and international markets, including those related to the policy changes by the federal government and/or by the presidential administration in the United States, and other factors beyond our control, including the ongoing effects of the COVID-19 pandemic and related response measures.
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
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. For example, the global supply chain for semiconductor components continues to experience shortages, longer lead times and increased costs, and such shortages, delays and increased costs are expected to continue for at least the near future and likely into 2022, particularly due to the potential negative impacts of COVID-19 variants. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.
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
While our revenue and customer base have become more diversified over the past few years, a relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended June 26, 2021, our top ten customers accounted for approximately 46% of our total revenue. For fiscal 2020, our top ten customers accounted for approximately 43% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Some of our competitors have substantially greater name recognition and technical, financial and marketing resources. Many of our competitors have more resources and more experience in developing or acquiring new products and technologies, and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels and/

or have the ability to provide financing to customers, which could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective and existing customers and could, therefore, have an inherent advantage in selling products to those customers.
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

In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, Lumentum acquired Oclaro in 2018 and II-VI acquired Finisar in 2019. In June 2021, the stockholders of Coherent and II-VI approved a proposal for Coherent to be acquired by II-VI. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
The manufacturing process for our optical engine and the assembly of our finished products are is very complex. The partial or complete loss of any of our manufacturing facilities, a reduction in yields of our PICs or an inability to scale capacity to meet customer demands could harm our business.
The manufacturing process for our optical engine, including the PICs, DSPs and specialized ASICs, and the assembly of our finished products are very complex. In the event that any of our manufacturing facilities utilized to build these components and assemble our finished products were fully or partially destroyed, or shut down, as a result of a natural disaster, work stoppage or otherwise, it could severely limit our ability to sell our products. Because of the complex nature of our manufacturing facilities, such loss would take a considerable amount of time to repair or replace. The partial or complete loss of any of our manufacturing facilities, or an event causing the interruption in our use of any such facilities, whether as a result of a natural disaster, like the COVID-19 pandemic, work stoppage or otherwise, for any extended period of time would cause our business, financial condition and results of operations to be harmed.
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

During 2020 and 2021, we have undertaken certain restructuring initiatives, including the 2020 Restructuring Plan and the recent restructuring of certain international research and development functions, in order to reduce expenses, reallocate resources to align more closely with our evolving business model, and improve operating efficiencies. These activities might not produce the full expense reduction, resource realignment and efficiency benefits we expect, which could harm our business. Further, any anticipated benefits from these restructuring initiatives may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of these restructuring actions, our ability to execute on product development, address key market opportunities and/or meet customer demand could be materially and adversely affected.
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

We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components, including ASICs, that we need to order for the manufacture of our products vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthened lead times for certain components, and we are currently seeing longer lead times with certain components due to industry-wide supply chain challenges, which makes forecasting more challenging. We may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers as a result of longer lead times for components. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.
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

Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended in December 2019, we entered into the Amended Credit Agreement with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business, utilizing the Credit Facility. In addition, in March 2020 we issued convertible senior notes due March 1, 2027 (the “2027 Notes” and, together with the 2024 Notes, the “Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. For additional risks related to the Notes, please see “Common Stock and Indebtedness Risk Factors” below. In August 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all, and may be affected by any impact of the COVID-19 pandemic on capital markets. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
We have sales and support personnel in the Americas, EMEA (with offices in the Middle East) and APAC (including China). In addition, we have established development centers in Canada, China, Finland, Germany, India, Portugal and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency.
As a result of having global operations, the sudden disruption of the supply chain and/or the manufacture of our customer’s components caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products or provide installation and maintenance services to our customers. For example, the global COVID-19 pandemic has disrupted and is expected to continue to disrupt the global supply chain for certain components necessary for our products and could threaten the health and safety of our employees.
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
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes made by the federal government or presidential administration in the United States; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar compared to other currencies that could negatively affect our financial results and cash flows.
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
As we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union ("the E.U.") and, in particular, the United Kingdom's exit from the E.U., could slow economic growth in the region, affect foreign exchange rates, and could have a negative impact on near-term economic activity, leading to our customers delaying purchases of our products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, financial condition and results of operations.
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
As of June 26, 2021, we had $402.5 million outstanding aggregate principal amount of 2024 Notes and $200.0 million outstanding aggregate principal amount of 2027 Notes. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error. If we are unable to implement effective key operation controls around financial processes and successfully manage and monitor manual processes, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline. In addition, prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems, and Coriant, as a private company, was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Any issues with our integrated ERP system may cause time delays and impact our ability to undertake financial reporting in a timely manner.
Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information, and includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. During the COVID-19 pandemic, with many of our employees primarily working from home and accessing our corporate network via remote devices, the potential for such events to occur is even greater. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, or any other unauthorized access or disclosure of our information or other information that we or our third-party vendors maintain could compromise our intellectual property, disrupt our operations, and result in loss of or unauthorized access to or acquisition of proprietary or confidential information. While we continually work to safeguard our internal network systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. While these have not had a material effect on our business or our network security to date, security incidents involving access or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. These security incidents could cause us to incur significant costs and expenses to remediate and otherwise respond to the incident, subject us to regulatory actions and investigations, disrupt key business operations, open us up to liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and in an effort to prevent future security incidents and breaches.
Although we maintain insurance coverage that may cover certain liabilities in connection with some security breaches and other security incidents, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Moreover, many jurisdictions, including the United States, the EU and other regions, are evaluating or have implemented regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) has been in effect in the EU since May 2018, and similar regulatory standards are now in effect in the United Kingdom following its exit from the EU on December 31, 2020. These EU and UK laws impose stringent data handling requirements on companies that receive or process personal data of residents of the EU and the UK, respectively, and non-compliance could result in significant penalties, including data protection audits and heavy fines. Additionally, California has enacted the California Consumer Privacy Act (“CCPA”) which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information. Enforcement of the CCPA by the California Attorney General began on July 1, 2020. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 2020 election. The CPRA creates obligations relating to certain types of data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. We cannot fully predict the impact of the GDPR, the CCPA, the CPRA or other laws or regulations, including those enacted in the future, relating to cybersecurity, privacy or data protection on our business or operations, but these laws and regulations may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any failure to obtain the required approvals or comply with such laws and regulations could result in claims, litigation, and regulatory proceedings. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our reputation. Any of these could harm our business, financial condition and results of operations.

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
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes, fires, floods and other natural disasters. Further, attacks and violence aimed at Northern California or at the United States energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, targeted attack or other man-made or natural catastrophe were to destroy any part of our or our contract manufacturers’ or suppliers' facilities, destroy or disrupt vital infrastructure systems, or interrupt our operations or supply chain for any extended period of time, our business, financial condition and results of operations would be harmed.

Item 6.Exhibits

Exhibit No.	Description

10.1*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 24, 2021

31.1
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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 3, 2021