Form 10-Q
period 2021-09-25
Infinera Corp
filed 2021-11-03
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, 210,787,524 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 25, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash	$203,484	$298,014
Short-term restricted cash	2,840	3,293
Accounts receivable, net of allowance for doubtful accounts of $1,624 in 2021 and $2,912 in 2020	273,371	319,428
Inventory	289,613	269,307
Prepaid expenses and other current assets	140,202	171,831
Total current assets	909,510	1,061,873
Property, plant and equipment, net	155,520	153,133
Operating lease right-of-use assets	58,669	68,851
Intangible assets	97,206	124,882
Goodwill	264,758	273,426
Long-term restricted cash	10,076	14,076
Other long-term assets	37,720	36,256
Total assets	$1,533,459	$1,732,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,303	$175,762
Accrued expenses and other current liabilities	145,394	150,550
Accrued compensation and related benefits	69,536	52,976
Short-term debt, net	483	101,983
Accrued warranty	23,649	19,369
Deferred revenue	107,825	133,246
Total current liabilities	520,190	633,886
Long-term debt, net	468,838	445,996
Long-term accrued warranty	20,935	21,339
Long-term deferred revenue	30,048	29,810
Long-term deferred tax liability	3,126	4,164
Long-term operating lease liabilities	65,289	76,126
Other long-term liabilities	84,762	94,892
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 25, 2021 and December 26, 2020 Issued and outstanding shares – 210,177 as of September 25, 2021 and 201,397 as of December 26, 2020	210	201
Additional paid-in capital	2,015,442	1,965,245
Accumulated other comprehensive loss	(10,407)	(11,898)
Accumulated deficit	(1,664,974)	(1,527,264)
Total stockholders' equity	340,271	426,284
Total liabilities and stockholders’ equity	$1,533,459	$1,732,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
Product	$270,818	$261,906	$782,420	$778,325
Services	84,996	78,305	242,528	223,746
Total revenue	355,814	340,211	1,024,948	1,002,071
Cost of revenue:
Cost of product	187,956	185,001	525,494	573,312
Cost of services	43,722	38,100	128,428	115,394
Amortization of intangible assets	4,609	7,287	13,839	24,636
Acquisition and integration costs	—	43	—	1,828
Restructuring and other related costs	1,434	1,504	1,679	4,252
Total cost of revenue	237,721	231,935	669,440	719,422
Gross profit	118,093	108,276	355,508	282,649
Operating expenses:
Research and development	76,648	65,636	224,111	200,906
Sales and marketing	33,223	28,954	99,777	97,459
General and administrative	28,301	28,183	87,004	87,904
Amortization of intangible assets	4,351	4,696	13,148	13,836
Acquisition and integration costs	—	1,045	614	13,611
Restructuring and other related costs	6,546	6,679	8,191	17,356
Total operating expenses	149,069	135,193	432,845	431,072
Loss from operations	(30,976)	(26,917)	(77,337)	(148,423)
Other income (expense), net:
Interest income	22	7	89	85
Interest expense	(12,622)	(12,645)	(36,482)	(33,875)
Other gain (loss), net	(4,763)	5,018	(14,439)	(9,656)
Total other income (expense), net	(17,363)	(7,620)	(50,832)	(43,446)
Loss before income taxes	(48,339)	(34,537)	(128,169)	(191,869)
Provision for income taxes	5,455	1,359	9,541	4,930
Net loss	$(53,794)	$(35,896)	$(137,710)	$(196,799)
Net loss per common share:
Basic	$(0.26)	$(0.19)	$(0.67)	$(1.06)
Diluted	$(0.26)	$(0.19)	$(0.67)	$(1.06)
Weighted average shares used in computing net loss per common share:
Basic	209,183	189,589	206,201	185,737
Diluted	209,183	189,589	206,201	185,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net loss	$(53,794)	$(35,896)	$(137,710)	$(196,799)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,725)	4,913	(1,078)	11,874
Actuarial loss on pension liabilities	—	—	—	(806)
Amortization of actuarial loss	844	536	2,569	1,454
Net change in accumulated other comprehensive income (loss)	(1,881)	5,449	1,491	12,522
Comprehensive loss	$(55,675)	$(30,447)	$(136,219)	$(184,277)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 25, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 26, 2021	208,468	$208	$1,996,091	$(8,526)	$(1,611,180)	$376,593
ESPP shares issued	977	1	7,153	—	—	7,154
Restricted stock units released	879	1	—	—	—	1
Shares withheld for tax obligations	(147)	—	(1,326)	—	—	(1,326)
Stock-based compensation	—	—	13,524	—	—	13,524
Other comprehensive loss	—	—	—	(1,881)	—	(1,881)
Net loss	—	—	—	—	(53,794)	(53,794)
Balance at September 25, 2021	210,177	$210	$2,015,442	$(10,407)	$(1,664,974)	$340,271

	Nine Months Ended September 25, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income(loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	2,272	2	16,164	—	—	16,166
Restricted stock units released	6,967	7	—	—	—	7
Shares withheld for tax obligations	(505)	—	(4,724)	—	—	(4,724)
Stock-based compensation	—	—	38,425	—	—	38,425
Other comprehensive income	—	—	—	1,491	—	1,491
Net loss	—	—	—	—	(137,710)	(137,710)
Balance at September 25, 2021	210,177	$210	$2,015,442	$(10,407)	$(1,664,974)	$340,271

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 27, 2020	187,299	$187	$1,838,677	$(27,566)	$(1,481,444)	$329,854
Shares of common stock sold in at-the-market equity offering, net of issuance costs	4,050	4	30,626	—	—	30,630
ESPP shared issued	1,162	1	7,951	—	—	7,952
Restricted stock units released	465	1	—	—	—	1
Shares withheld for tax obligations	(96)	—	(640)	—	—	(640)
Stock-based compensation	—	—	11,878	—	—	11,878
Other comprehensive income	—	—	—	5,449	—	5,449
Net loss	—	—	—	—	(35,896)	(35,896)
Balance at September 26, 2020	192,880	$193	$1,888,492	$(22,117)	$(1,517,340)	$349,228

	Nine Months Ended September 26, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	386,535
Shares of common stock sold in at-the-market equity offering, net of issuance costs	4,050	4	30,626	—	—	30,630
ESPP shares issued	3,001	3	15,343	—	—	15,346
Restricted stock units released	5,013	5	—	—	—	5
Shares withheld for tax obligations	(318)	—	(1,959)	—	—	(1,959)
Stock-based compensation	—	—	35,801	—	—	35,801
Cumulative effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs			67,797			67,797
Other comprehensive income	—	—	—	12,522	—	12,522
Net loss	—	—	—	—	(196,799)	(196,799)
Balance at September 26, 2020	192,880	$193	$1,888,492	$(22,117)	$(1,517,340)	$349,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Cash Flows from Operating Activities:
Net loss	$(137,710)	$(196,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,233	74,263
Non-cash restructuring charges and other related costs	917	2,893
Amortization of debt discount and issuance costs	24,039	20,475
Non-cash operating lease expense	11,792	14,123
Stock-based compensation expense	38,545	36,542
Other, net	3,466	3,891
Changes in assets and liabilities:
Accounts receivable	42,498	55,252
Inventory	(24,893)	63,201
Prepaid expenses and other assets	14,973	(25,479)
Accounts payable	(2,076)	(117,824)
Accrued liabilities and other expenses	19,127	(73,509)
Deferred revenue	(24,152)	(21,545)
Net cash provided by (used in) operating activities	26,759	(164,516)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(32,314)	(27,148)
Net cash used in investing activities	(32,314)	(27,148)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs of $954	—	31,022
Proceeds from issuance of 2027 Notes	—	194,500
Proceeds from Credit Facility	—	55,000
Repayment of Credit Facility	(77,000)	(8,000)
Repayment of third party manufacturing funding	(24,610)	(5,346)
Payment of debt issuance cost	—	(2,437)
Repayment of mortgage payable	(233)	(233)
Payment of term license obligation	(5,474)	—
Principal payments on financing lease obligations	(1,185)	(1,050)
Proceeds from issuance of common stock	16,497	15,352
Tax withholding paid on behalf of employees for net share settlement	(4,724)	(1,959)
Net cash (used in) provided by financing activities	(96,729)	276,849
Effect of exchange rate changes on cash and restricted cash	3,301	(2,198)
Net change in cash and restricted cash	(98,983)	82,987
Cash and restricted cash at beginning of period	315,383	132,797
Cash and restricted cash at end of period(1)	$216,400	$215,784
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,901	$3,486
Cash paid for interest	$17,171	$14,415

Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$—	$31
Transfer of inventory to fixed assets	$4,133	$453
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$9,858	$—

(1)     Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:

	September 25, 2021	September 26, 2020

Cash	$203,484	$196,546
Short-term restricted cash	2,840	4,503
Long-term restricted cash	10,076	14,735
Total cash and restricted cash	$216,400	$215,784

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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating and financing lease liabilities, restructuring and other related costs, fair value measurement of the debt component of the convertible senior notes, loss contingencies, and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for credit losses, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the outbreak of a novel strain of the coronavirus (“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
    For the three months ended September 25, 2021, no customer accounted for 10% or more of the Company's total revenue. For the three months ended September 26, 2020, one customer accounted for 15% of the Company's total revenue. For the nine months ended September 25, 2021, no customer accounted for 10% of the Company's total revenue and for the nine months ended September 26, 2020, one customer accounted for 13% of the Company's total revenue.
    There have been no material changes in the Company’s significant accounting policies for the nine months ended September 25, 2021 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
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
Accounting Pronouncements Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805)” (“ASU 2021-08”). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the period in which we will adopt ASU 2021-08 and evaluating the impact that the adoption of ASU 2021-08 would have on its consolidated financial statements.
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
3.    Leases
    The Company has operating leases for real estate and automobiles. The operating lease expense for the three- and nine-month periods ended September 25, 2021 was $5.1 million and $17.7 million (including $0.2 million and $2.6 million of rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. The operating lease expense for the three- and nine-month periods ended September 26, 2020 was $6.4 million and $21.5 million (including $0.4 million and $1.8 million of rent expense due to restructuring resulting in abandonment of certain lease facilities), respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and nine-month periods ended September 25, 2021 and September 26, 2020.
As of September 25, 2021, $16.5 million was included in accrued expenses and other current liabilities and $65.3 million as long-term operating lease liabilities. As of December 26, 2020, $14.9 million was included in accrued expenses and other current liabilities and $76.1 million as long-term operating lease liabilities.
The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of September 25, 2021 (in thousands):

Remainder of 2021	$6,007
2022	22,547
2023	17,320
2024	15,139
2025	14,136
Thereafter	30,810
Total lease payments	105,959
Less: interest(1)	24,182
Present value of lease liabilities	$81,777
(1) Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable operating leases for the nine months ended September 25, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	6.06 years
Weighted average discount rate	9.21%
Cash paid for amounts included in the measurement of lease liabilities	$17,563
Leased assets obtained in exchange for new operating lease liabilities	$2,216

Financing Lease Obligations
During the three- and nine-month periods ended September 25, 2021, there were none and one new finance lease arrangements, respectively. The lease term for existing arrangements range from three to five years with options to purchase at the end of certain lease terms. Finance lease expense for the three- and nine-month periods ended September 25, 2021 was approximately $0.3 million and $0.9 million, respectively. Finance lease expense for the three- and nine-month periods ended September 26, 2020 was $0.2 million and $0.7 million, respectively.
As of September 25, 2021, $1.4 million was included in accrued expenses and other current liabilities and $1.2 million in other long-term liabilities. As of December 26, 2020, $1.1 million was included in accrued expenses and other current liabilities and $1.4 million in other long-term liabilities.
The following table presents maturity of lease liability under the Company's finance leases as of September 25, 2021 (in thousands):

Remainder of 2021	$451
2022	1,363
2023	828
2024	177
Thereafter	—
Total lease payments	2,819
Less: interest (1)	175
Present value of lease liabilities	$2,644
(1) Calculated using the interest rate for each lease.

The following table presents supplemental information for the Company's finance leases for the nine months ended September 25, 2021 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	1.87 years
Weighted average discount rate	7.01%
Cash paid for amounts included in the measurement of lease liabilities	$1,185
Leased assets obtained in exchange for new finance lease liabilities	$1,208
Finance leases included in Property, Plant, & Equipment, net in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 25, 2021	December 26, 2020
Computer hardware	$1,208	$—
Laboratory and manufacturing equipment	$1,973	$1,973
Leasehold and building improvements	$2,415	$2,512

4. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Product	$270,818	$261,906	$782,420	$778,325
Services	84,996	78,305	242,528	223,746
Total revenue	$355,814	$340,211	$1,024,948	$1,002,071
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
United States	$163,583	$167,043	$496,416	$503,792
Other Americas	28,877	27,521	77,985	73,041
Europe, Middle East and Africa	114,815	101,334	323,998	287,080
Asia Pacific	48,539	44,313	126,549	138,158
Total revenue	$355,814	$340,211	$1,024,948	$1,002,071
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Direct	$259,349	$269,653	$795,672	$782,330
Indirect	96,465	70,558	229,276	219,741
Total revenue	$355,814	$340,211	$1,024,948	$1,002,071
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 25, 2021	December 26, 2020
Assets (Liabilities)
Accounts receivable, net	$273,371	$319,428
Contract assets	$40,689	$51,583
Deferred revenue	$(137,873)	$(163,056)
Revenue recognized for the three- and nine-month periods ended September 25, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $20.1 million and $74.0 million, respectively. Revenue recognized for the three- and nine-month periods ended September 26, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $31.5 million and $70.4 million, respectively. Changes in the contract asset and liability balances during the three- and nine-month periods ended September 25, 2021 and September 26, 2020 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized in the future as of September 25, 2021	$356,165	$192,869	$40,115	$14,954	$4,200	$4,772	$613,075
5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 25, 2021			As of December 26, 2020
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets (Liabilities)
Foreign currency exchange forward contracts	$—	$(55)	$(55)	$—	$(72)	$(72)
During the three- and nine-month periods ended September 25, 2021, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of September 25, 2021 and December 26, 2020, none of the Company’s existing assets or liabilities were classified as Level 3.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 25, 2021.
Facilities-related Charges
In connection with the 2018 Restructuring Plan (as defined in Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements), for the three- and nine-month periods ended September 25, 2021, the Company calculated the fair value of $0.2 million and $2.6 million, respectively, in facilities-related charges based on estimated future discounted cash flows and classified the fair value as a Level 3 measurement due to the significance of unobservable inputs. These inputs included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate.
Cash
As of September 25, 2021, the Company had $203.5 million of cash, including $85.0 million of cash held by its foreign subsidiaries.
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
As of September 25, 2021 and December 26, 2020, the Company posted collateral of $0.9 million for both periods, on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For both the three months ended September 25, 2021 and September 26, 2020, the before-tax effect of the foreign currency exchange forward contracts was immaterial, and for the nine months ended September 25, 2021 and September 26, 2020, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.8 million and $0.2 million, respectively, included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of September 25, 2021, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes. Accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one institution with high credit quality and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 25, 2021			As of December 26, 2020
	Gross Notional(1)	Prepaid expenses and other current assets	Other Accrued Liabilities	Gross Notional(1)	Other Accrued Liabilities
Foreign currency exchange forward contracts
Related to Euro denominated monetary balances	$17,826	$3	$—	$23,605	$(59)
Related to British Pound denominated monetary balances	17,462	—	(58)	4,868	(13)
	$35,288	$3	$(58)	$28,473	$(72)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and nine-month periods ended September 25, 2021, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.4 million, respectively, and for the three- and nine-month periods ended September 26, 2020, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.3 million, respectively. For the three- and nine-month periods ended September 25, 2021, the Company's gross amount of trade accounts receivables sold was approximately $26.7 million and $94.0 million, respectively, and for the three- and nine-month periods ended September 26, 2020, the Company's gross amount of trade accounts receivables sold was approximately $16.3 million and $61.6 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine months ended September 25, 2021 (in thousands):

Balance as of December 26, 2020	$273,426
Foreign currency translation adjustments	(8,668)
Balance as of September 25, 2021	$264,758
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 25, 2021 and December 26, 2020 (in thousands, except for weighted average data):

	September 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships and backlog	159,836	(102,209)	57,627	4.3
Developed technology	187,646	(148,067)	39,579	2.3
Total intangible assets with finite lives	$348,482	$(251,276)	$97,206

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Trade names	$1,000	$(1,000)	$—	—
Customer relationships and backlog	162,098	(90,667)	71,431	4.9
Developed technology	192,285	(138,834)	53,451	3.0
Total intangible assets with finite lives	$355,383	$(230,501)	$124,882
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $9.0 million and $27.0 million for the three- and nine-month periods ended September 25, 2021, respectively and was $12.0 million and $38.5 million for the three- and nine-month periods ended September 26, 2020, respectively.

Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 25, 2021 (in thousands):

		Fiscal Years
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Total future amortization expense	$97,206	$8,955	$33,269	$27,205	$11,983	$9,025	$6,769

8.    Balance Sheet Details
Restricted Cash
    The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
    The following table provides a rollforward of the allowance for doubtful accounts for accounts receivable for the nine months ended September 25, 2021 (in thousands):

Balance as of December 26, 2020	$2,912
Additions(1)	1,019
Write offs(2)	(2,274)
Other(3)	(33)
Balance as of September 25, 2021	$1,624
(1)     The new additions during the nine months ended September 25, 2021 are primarily due to specific reserves.
(2)    The write offs during the nine months ended September 25, 2021 are primarily amounts fully reserved previously.
(3)     Primarily represents foreign currency translation adjustments.
Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	September 25, 2021	December 26, 2020
Inventory
Raw materials	$37,429	$34,693
Work in process	54,384	55,835
Finished goods	197,800	178,779
Total inventory	$289,613	$269,307
Property, plant and equipment, net
Computer hardware	$45,257	$34,502
Computer software(1)	42,968	44,397
Laboratory and manufacturing equipment	289,950	333,955
Land and building	15,211	12,349
Furniture and fixtures	2,167	3,445
Leasehold and building improvements	49,919	66,014
Construction in progress	20,220	39,727
Subtotal	465,692	534,389
Less accumulated depreciation and amortization(2)	(310,172)	(381,256)
Total property, plant and equipment, net	$155,520	$153,133
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$28,271	$18,848
Taxes payable	34,402	45,884
Short-term operating and financing lease liability	17,911	16,023
Restructuring accrual	10,817	9,292
Other accrued expenses and other current liabilities	53,993	60,503
Total accrued expenses	$145,394	$150,550

(1)Included in computer software at September 25, 2021 and December 26, 2020 were $23.4 million and $25.4 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 25, 2021 and December 26, 2020 were $7.9 million and $10.8 million, respectively. Also included in computer software at September 25, 2021 and December 26, 2020 was $19.5 million and $17.0 million, respectively, related to term licenses. The unamortized term license costs at September 25, 2021 and December 26, 2020 was $9.6 million and $12.0 million, respectively.
(2)Depreciation expense was $12.0 million and $10.9 million (which includes depreciation of capitalized ERP cost of $0.7 million for both periods) for the three months ended September 25, 2021 and September 26, 2020, respectively. Depreciation expense was $33.2 million and $35.8 million (which includes depreciation of capitalized ERP cost of $1.9 million and $2.0 million, respectively) for the nine months ended September 25, 2021 and September 26, 2020, respectively.
9.    Restructuring and Other Related Costs
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
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. The identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed, with the majority of associated payments made in fiscal year 2020 and the remaining amounts was substantially paid by the third quarter of fiscal year 2021.
In 2021, the Company announced a plan to restructure certain international research & development operations (the "2021 Restructuring Plan"). The Company estimates it will incur total costs related to the restructuring ranging from $10.0 million to $12.0 million, of which $7.4 million was recorded in the three months ended September 25, 2021. The 2021 Restructuring Plan is expected to be substantially completed with the associated payments made in fiscal year 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2021 Restructuring Plan, the 2020 Restructuring Plan, the 2018 Restructuring Plan and Coriant's previous restructuring and reorganization plans (in thousands):

	Three Months Ended
	September 25, 2021		September 26, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$252	$6,087	$1,489	$5,114
Lease related impairment charges	—	251	13	1,365
Asset impairment	—	51	—	34
Others	1,182	157	2	166
Total	$1,434	$6,546	$1,504	$6,679

	Nine Months Ended
	September 25, 2021		September 26, 2020
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$497	$5,070	$4,165	$11,065
Lease related impairment charges	—	2,639	71	5,708
Asset impairment	—	155	14	417
Others	1,182	327	2	166
Total	$1,679	$8,191	$4,252	$17,356

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance at December 26, 2020	$10,241	$—	$—	$230	$10,471
Charges	5,568	2,639	155	1,509	9,871
Cash Payments	(6,020)	(1,739)	—	(381)	(8,140)
Non-Cash Settlements and Other	150	(900)	(155)	(12)	(917)
Balance at September 25, 2021	$9,939	$—	$—	$1,346	$11,285
As of September 25, 2021, the Company's restructuring liability was primarily comprised of $9.4 million related to the 2021 Restructuring Plan and $1.6 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by end of fiscal year 2022.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine months ended September 25, 2021 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 26, 2020	$732	$(11,666)	$(964)	$(11,898)
Other comprehensive loss before reclassifications	(1,078)	—	—	(1,078)
Amounts reclassified from accumulated other comprehensive loss	—	2,569	—	2,569
Net current-period other comprehensive income (loss)	(1,078)	2,569	—	1,491
Balance at September 25, 2021	$(346)	$(9,097)	$(964)	$(10,407)

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
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net loss	$(53,794)	$(35,896)	$(137,710)	$(196,799)
Weighted average common shares outstanding - basic and diluted	209,183	189,589	206,201	185,737
Net loss per common share - basic and diluted	$(0.26)	$(0.19)	$(0.67)	$(1.06)
The Company incurred net losses during the three- and nine-month periods ended September 25, 2021 and September 26, 2020, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2024 Notes and the 2027 Notes in the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stock options outstanding	—	542	—	584
Restricted stock units	11,699	12,674	13,278	14,440
Performance stock units	2,891	3,566	2,964	3,735
Employee stock purchase plan shares	1,440	1,831	1,085	1,358
Total	16,030	18,613	17,327	20,117
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	September 25, 2021	December 26, 2020
Principal	$200,000	$200,000
Unamortized discount (1)	(58,333)	(64,223)
Unamortized issuance cost (1)	(3,599)	(3,963)
Net carrying amount	$138,068	$131,814

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 65 months.
As of September 25, 2021 and December 26, 2020, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
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
The following table sets forth total interest expense recognized related to the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Contractual interest expense	$1,250	$1,250	$3,750	$2,774
Amortization of debt issuance costs	125	113	364	250
Amortization of debt discount	2,012	1,823	5,890	4,041
Total interest expense	$3,387	$3,186	$10,004	$7,065
For the three- and nine-month periods ended September 25, 2021, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2027 Notes.
As of September 25, 2021, the fair value of the 2027 Notes was $262.6 million. The fair value was determined based on the quoted bid price of the 2027 Notes in an over-the-counter market on September 24, 2021 (the last trading day of the fiscal quarter). The 2027 Notes are classified as Level 2 of the fair value hierarchy.
Based on the closing price of the Company’s common stock of $8.21 per share as reported on the Nasdaq Stock Market on September 24, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes exceeded the principal amount by $14.4 million.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million for the period ended December 28, 2019, which are recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. For the three- and nine-month periods ended September 25, 2021, the Company recorded $0.3 million and $0.9 million, respectively, as amortization of deferred debt issuance cost and $0.3 million and $0.8 million, respectively, as contractual interest expense and related charges.
In January 2021, the Company repaid in full the then outstanding principal balance of $77.0 million. As of September 25, 2021, the Company had availability of $137.9 million under the Credit Facility and had letters of credit outstanding of approximately $12.1 million.
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
On September 24, 2021, the loan was amended to reduce the interest rate from 5.25% to 3.80% for the remaining 31 equal monthly installments of approximately $0.1 million each. In connection with the amendment, the Company paid a fee of $0.1 million which is being amortized over the remaining life of the loan.
As of September 25, 2021, $7.9 million of the loan remained outstanding, of which $0.5 million was included in short-term debt and $7.4 million was included in long-term debt.
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
The net carrying amounts of the debt obligation were as follows (in thousands):

	September 25, 2021	December 26, 2020
Principal	$402,500	$402,500
Unamortized discount (1)	(74,320)	(90,213)
Unamortized issuance cost (1)	(4,851)	(5,889)
Net carrying amount	$323,329	$306,398

(1)Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 35 months.
As of September 25, 2021 and December 26, 2020, both the carrying amounts of the equity component of the 2024 Notes were $128.7 million.
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
The following table sets forth total interest expense recognized related to the 2024 Notes for the three- and nine-month periods ended September 25, 2021 and September 26, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Contractual interest expense	$2,139	$2,139	$6,415	$6,415
Amortization of debt issuance costs	355	321	1,038	940
Amortization of debt discount	5,429	4,918	15,893	14,397
Total interest expense	$7,923	$7,378	$23,346	$21,752
For the three- and nine-month periods ended September 25, 2021, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes.
As of September 25, 2021, the fair value of the 2024 Notes was $445.1 million. The fair value was determined based on the quoted bid price of the 2024 Notes in an over-the-counter market on September 24, 2021 (the last trading day of the fiscal quarter). The 2024 Notes are classified as Level 2 of the fair value hierarchy.

Based on the closing price of the Company’s common stock of $8.21 per share as reported on the Nasdaq Stock Market on September 24, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2024 Notes did not exceed their principal amount.
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter

Operating leases(1)(2)	$105,959	$6,007	$22,547	$17,320	$15,139	$14,136	$30,810
Financing lease obligations(3)	2,819	451	1,363	828	177	—	—
2027 Notes, including interest(4)	227,500	—	5,000	5,000	5,000	5,000	207,500
2024 Notes, including interest(4)	428,159	—	8,553	8,553	411,053	—	—
Mortgage Payable, including interest(4)	8,652	260	781	781	6,830	—	—
Total contractual obligations	$773,089	$6,718	$38,244	$32,482	$438,199	$19,136	$238,310
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $4.9 million and $5.0 million as of September 25, 2021 and December 26, 2020, respectively. All of the $4.9 million as of September 25, 2021 is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets.
(3)     The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
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

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of September 25, 2021 and December 26, 2020, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
2007 Equity Incentive Plan, 2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company’s board of directors adopted the 2007 Equity Incentive Plan (the “2007 Plan”) and the Company’s stockholders approved the 2007 Plan in May 2007. The Company reserved a total of 46.8 million shares of common stock for issuance under the 2007 Plan. Upon stockholder approval of the 2016 Equity Incentive Plan (the “2016 Plan”), the Company has ceased granting equity awards under the 2007 Plan; however, the 2007 Plan will continue to govern the terms and conditions of the awards previously granted under the 2007 Plan. As of September 25, 2021, there were no remaining options or RSUs to purchase shares of the Company's common stock under the 2007 Plan.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019, May 2020 and May 2021, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares, 8.1 million shares and 4.4 million shares, respectively. As of September 25, 2021, the Company reserved a total of 35.2 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled; however, it continues to govern outstanding grants under the 2007 Plan.
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

The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	51	$7.57	$174
Options exercised	(51)	$7.57	$108
Outstanding at September 25, 2021	—	$—	$—

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	12,468	$5.99	$136,781
RSUs granted	6,568	$8.74
RSUs released	(6,733)	$5.95	$59,919
RSUs canceled	(604)	$6.79
Outstanding at September 25, 2021	11,699	$7.52	$96,045

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 26, 2020	3,466	$5.36	$38,022
PSUs granted	659	$8.61
PSUs released	(235)	$7.49	$2,237
PSUs canceled	(999)	$4.88
Outstanding at September 25, 2021	2,891	$6.09	$23,736
Expected to vest at September 25, 2021	2,693		$22,110
The aggregate intrinsic value of the stock options that have been exercised is calculated as the difference between the fair market value of the common stock at the date of exercise and the exercise price of the underlying stock options.
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $8.21 at September 24, 2021 (the last trading day of the fiscal quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, of the Company’s equity compensation plans as of September 25, 2021. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$70,768	2.06
PSUs	$8,327	2.26

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Volatility	38%	97%	38% - 50%	42% - 97%
Risk-free interest rate	0.05%	0.12%	0.05% - 0.06%	0.12% - 1.56%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.22	$3.42	$2.22 - $3.11	$2.17- $3.42
Total stock-based compensation expense	$1,379	$1,650	$4,449	$4,511
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three- and nine-month periods ended September 25, 2021 was approximately $10.4 million and $31.8 million, respectively, and for the three- and nine-month periods ended September 26, 2020 was approximately $8.8 million and $26.8 million, respectively.
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
The following table summarizes by grant year, the Company’s PSU activity for the nine months ended September 25, 2021 (in thousands):

	Total Number of Performance Stock Units	2018	2019	2020	2021
Outstanding at December 26, 2020	3,466	109	1,757	1,600	—
PSUs granted	659	—	—	—	659
PSUs released	(235)	(104)	(131)	—	—
PSUs canceled	(999)	(5)	(664)	(330)	—
Outstanding at September 25, 2021	2,891	—	962	1,270	659
Stock-based compensation expense related to PSUs for the three- and nine-month periods ended September 25, 2021 was approximately $1.7 million and $2.2 million, respectively. Stock-based compensation expense related to PSUs for the three- and nine-month periods ended September 26, 2020 was approximately $1.4 million and $4.4 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 25, 2021		December 26, 2020
Stock-based compensation effects in inventory	$3,863		$3,979

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income tax benefit associated with stock-based compensation	$2,444	$2,034	$6,637	$6,299
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,968	$1,878	$5,894	$6,043
Research and development	4,714	4,209	14,082	12,362
Sales and marketing	3,059	2,706	9,069	8,136
General and administration	3,891	3,270	9,500	10,001
Total stock-based compensation expense	$13,632	$12,063	$38,545	$36,542
15.    Income Taxes
Income taxes for the three- and nine-month periods ended September 25, 2021 represented a tax expense of $5.5 million and $9.5 million on pre-tax losses of $48.3 million and $128.2 million, respectively. This compared to a tax expense of $1.4 million and $4.9 million, on pre-tax losses of $34.5 million and $191.9 million for the three- and nine-month periods ended September 26, 2020, respectively. Provision for income taxes increased by approximately $4.6 million during the nine months ended September 25, 2021, compared to the corresponding period in 2020 as a result of additional expenses in foreign jurisdictions.
The Company must assess the likelihood that some portion of or all its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 25, 2021, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The aforementioned relief available under the CARES Act did not have a material impact on the Company's provision for income taxes for the nine months ended September 25, 2021.

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
Additionally, the following table sets forth long-lived assets by geographic region (in thousands):

	September 25, 2021	December 26, 2020
United States	$134,339	$127,691
Other Americas	2,350	2,668
Europe, Middle East and Africa	15,542	18,605
Asia Pacific and Japan	3,289	4,169
Total property, plant and equipment, net	$155,520	$153,133

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Beginning balance	$41,670	$37,083	$40,708	$43,348
Charges to operations	5,267	6,610	16,429	19,167
Utilization	(5,953)	(7,904)	(18,702)	(23,718)
Change in estimate(1)	3,601	6,362	6,150	3,354
Balance at the end of the period	$44,585	$42,151	$44,585	$42,151
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
Letters of Credit and Bank Guarantees
The Company had $24.3 million of standby letters of credit and bank guarantees outstanding as of September 25, 2021, which consisted of $16.8 million related to customer performance guarantees, $0.7 million related to value added tax and customs licenses, $4.9 million related to property leases, $1.8 million related to pension plans, and $0.1 million related to suppliers. Of the $16.8 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $5.5 million.

The Company had $28.9 million of standby letters of credit and bank guarantees outstanding as of December 26, 2020, which consisted of $19.8 million related to customer performance guarantees, $0.3 million related to a value added tax license, $4.0 million related to property leases, $4.4 million related to pension plans, $0.3 million related to credit cards, and $0.1 million for other liabilities. Of the $19.8 million related to customer performance guarantees, approximately $2.8 million was used to secure surety bonds in the aggregate of $5.5 million.
As of each of September 25, 2021 and December 26, 2020, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $12.1 million and $11.5 million, respectively, had been issued and outstanding. Approximately $164.5 million and $169.5 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations as of September 25, 2021 and December 26, 2020, respectively.
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
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$112	$210	$341	$760
Interest cost	315	478	960	1,294
Expected return on plan assets	(721)	(624)	(2,198)	(1,848)
Amortization of actuarial loss	844	536	2,569	1,454
Total net periodic benefit cost	$550	$600	$1,672	$1,660
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks, estimates and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the timing of certain events to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; our expectations regarding industry-wide supply chain challenges; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, including in the fourth quarter of 2021; any statements of the plans, strategies and objectives of management for future operations and personnel; remaining payments under the 2020 Restructuring Plan; estimates of payments related to future restructuring; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; impacts of changes in policy by the presidential administration in the United States; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; statements related to capital expenditures; statements related to working capital and liquidity; statements related to future economic conditions, performance, market growth or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to events beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; statements related to the effectiveness or adequacy of our disclosure controls or internal controls over financial reporting; and statements of assumptions underlying any of the foregoing. These statements are often identified using of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 as filed on March 3, 2021. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
For the three months ended September 25, 2021, no customer accounted for 10% or more of the Company's total revenue. For the three months ended September 26, 2020, one customer accounted for 15% of the Company's total revenue. For the nine months ended September 25, 2021, no customer accounted for 10% of the Company's total revenue and for the nine months ended September 26, 2020, the same customer accounted for 13% of the Company's total revenue.
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
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have somewhat mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During fiscal 2020 and the first three quarters of fiscal 2021, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations during the remainder of fiscal 2021 and into fiscal 2022 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, supply chain resilience and broader global macroeconomic developments.
We continue to monitor the COVID-19 pandemic, including the diversity of associated regulatory restrictions being imposed by governmental authorities in the U.S. and abroad, and actively assess potential implications to our business, supply chain and customer demand. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business or remain unpredictable, or we experience more pronounced or long-lasting disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.
Liquidity and Capital Resources
While we believe we have enough cash in combination with our Credit Facility (as defined below) to operate our business for the next 12 months, if the impact of the COVID-19 pandemic to our business and financial position is more extensive or longer lasting than expected, we may need additional capital to enhance liquidity and working capital. We have historically been successful in our ability to secure other sources of financing, such as accessing capital markets, and implementing other cost reduction initiatives such as restructuring, delaying or eliminating discretionary spending to satisfy our liquidity needs. However, our access to these sources of capital could be materially and adversely impacted and we may not be able to receive terms as favorable as we have historically received. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, some of our existing debt has restrictive covenants that may limit our ability to raise new debt, which would limit our ability to access liquidity by those means without obtaining the consent of our lenders.

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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended September 25, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	September 25, 2021		September 26, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$270,818	76%	$261,906	77%	$8,912	3%
Services	84,996	24%	78,305	23%	6,691	9%
Total revenue	$355,814	100%	$340,211	100%	$15,603	5%
Cost of revenue:
Product	$187,956	54%	$185,001	55%	$2,955	2%
Services	43,722	12%	38,100	11%	5,622	15%
Amortization of intangible assets	4,609	1%	7,287	2%	(2,678)	(37)%
Acquisition and integration costs	—	—%	43	—%	(43)	NMF*
Restructuring and other related costs	1,434	—%	1,504	—%	(70)	(5)%
Total cost of revenue	$237,721	67%	$231,935	68%	$5,786	2%
Gross profit	$118,093	33%	$108,276	32%	$9,817	9%

	Nine Months Ended
	September 25, 2021		September 26, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$782,420	76%	$778,325	78%	$4,095	1%
Services	$242,528	24%	$223,746	22%	18,782	8%
Total revenue	$1,024,948	100%	$1,002,071	100%	$22,877	2%
Cost of revenue:
Product	525,494	51%	573,312	57%	$(47,818)	(8)%
Services	128,428	13%	115,394	12%	13,034	11%
Amortization of intangible assets	13,839	1%	24,636	3%	(10,797)	(44)%
Acquisition and integration costs	—	—%	1,828	—%	(1,828)	NMF*
Restructuring and other related costs	1,679	—%	4,252	—%	(2,573)	(61)%
Total cost of revenue	$669,440	65%	$719,422	72%	$(49,982)	(7)%
Gross profit	$355,508	35%	$282,649	28%	$72,859	26%
*NMF = Not meaningful
Revenue
Total product revenue increased by $8.9 million, or 3%, during the three months ended September 25, 2021 compared to the corresponding period in 2020. Total product revenue increased by $4.1 million, or 1%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020. For each of these three- and nine-month periods, increased revenue from our ICP, other service provider and cable verticals were partially offset by decreased revenue from certain Tier 1 customers.
Total services revenue increased by $6.7 million, or 9% for the three months ended September 25, 2021 compared to the corresponding period in 2020. Total services revenue increased by $18.8 million, or 8% for the nine months ended September 25, 2021 compared to the corresponding period in 2020. For each of these three- and nine-month periods, this increase was attributable to growth in professional services due to an increase in network installation revenue, somewhat offset by lower maintenance revenue.
We expect our total revenue will be higher in the fourth quarter of 2021 as compared to the third quarter of 2021, driven primarily by demand growth from certain ICP and other service provider customers as well as increased availability of new products introduced in the second quarter of 2021.

The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 25, 2021		September 26, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$163,583	46%	$167,043	49%	$(3,460)	(2)%
International	192,231	54%	173,168	51%	19,063	11%
	$355,814	100%	$340,211	100%	$15,603	5%
Total revenue by sales channel:
Direct	$259,349	73%	$269,653	79%	$(10,304)	(4)%
Indirect	96,465	27%	70,558	21%	25,907	37%
	$355,814	100%	$340,211	100%	$15,603	5%

	Nine Months Ended
	September 25, 2021		September 26, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$496,416	48%	$503,792	50%	$(7,376)	(1)%
International	528,532	52%	498,279	50%	30,253	6%
	$1,024,948	100%	$1,002,071	100%	$22,877	2%
Total revenue by sales channel:
Direct	$795,672	78%	$782,330	78%	$13,342	2%
Indirect	229,276	22%	219,741	22%	9,535	4%
	$1,024,948	100%	$1,002,071	100%	$22,877	2%
Domestic revenue decreased by $3.5 million, or 2%, during the three months ended September 25, 2021 compared to the corresponding period in 2020, driven primarily by decreased revenue from certain Tier 1 customers, which was partially offset by increased revenue from our ICP, cable and other service provider verticals. Domestic revenue decreased by $7.4 million, or 1%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020, driven primarily by decreased revenue from certain Tier 1 customers, which was partially offset by increased revenue from our ICP and cable verticals.
International revenue increased by $19.1 million, or 11%, during the three months ended September 25, 2021 compared to the corresponding period in 2020, driven primarily by increased revenue from our ICP, cable and other service provider verticals, which was partially offset by decreased revenue from certain Tier 1 customers. International revenue increased by $30.3 million, or 6%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020, driven primarily by strong growth from our cable vertical in EMEA and certain ICP and other service providers in EMEA and APAC, which was partially offset by decreased revenue from Tier 1 customers in APAC and EMEA.
Direct revenue decreased by $10.3 million, or 4%, and indirect revenue increased by $25.9 million, or 37% during the three months ended September 25, 2021 compared to the corresponding period in 2020. The decrease in direct revenue for the third quarter of 2021 was driven by decreased revenue from certain Tier 1 customers, which was partially offset by increased revenue from our other service provider, ICP and cable verticals. The increase in indirect revenue for the third quarter of 2021 was driven by increased revenue from ICP customers who purchased through our indirect sales channel. Direct revenue increased by $13.3 million, or 2%, and indirect revenue increased by $9.5 million, or 4%, during the nine months ended September 25, 2021 compared to the corresponding respective period in 2020. The increase in direct revenue during this period is attributable to increases in our ICP and other service provider verticals offset by decreases at certain Tier 1 customers. The increase in indirect revenue during this period was driven by increased revenue from certain ICP customers who purchased through our indirect sales channel.

Cost of Revenue and Gross Margin
Gross profit was $118.1 million during the three months ended September 25, 2021, with gross margin increasing to 33% compared to 32% in the corresponding period in 2020. In the three months ended September 25, 2021, we realized an improvement in our product margins due to a more favorable product mix, ongoing internal cost improvement initiatives, and lower intangible amortization expenses. These factors were partially offset by an $8.6 million charge incurred as a result of the exit from certain product lines. Gross profit was $355.5 million during the nine months ended September 25, 2021, with gross margin increasing to 35% compared to 28% in the corresponding period in 2020. This increase was primarily attributable to an improvement in our product mix, ongoing internal cost improvement initiatives, and lower intangible amortization expenses. These factors were partially offset by an $8.6 million charge incurred as a result of the exit from certain product lines.
We currently expect gross margin in the fourth quarter of 2021 to be lower than the third quarter of 2021 due to increased line system deployment revenues. Over time, we believe our margins will improve as we increase the proportion of revenue derived from sales of our vertically integrated products.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $2.7 million, or 37%, and $10.8 million, or 44%, during the three- and nine-month periods ended September 25, 2021, respectively, compared to the corresponding periods in 2020, due to certain technologies being fully amortized in the third quarter of 2020.
Acquisition and Integration Costs
Integration costs, within cost of revenue, were immaterial for the three months ending September 25, 2021 and remained flat compared to the corresponding period in 2020. Integration costs, within cost of revenue, decreased by $1.8 million during the nine-month period ended September 25, 2021, compared to the corresponding period in 2020, as we completed our integration efforts related to the Acquisition in the first quarter of 2021.
Restructuring and Other Related Costs
Restructuring and other related costs primarily consisting of severance and other related costs decreased by $0.1 million, or 5%, and $2.6 million, or 61% during the three- and nine-month periods ended September 25, 2021, respectively, compared to the corresponding periods in 2020. These decreases primarily reflect the substantial completion of our Munich-related restructuring activities in 2020, which was part of our 2018 Restructuring Plan, partially offset by expenses associated with the 2021 Restructuring Plan. Also, during the three months ended September 25, 2021, we incurred a $1.4 million credit resulting from lower than expected Munich severance and related costs. See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 25, 2021		September 26, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$76,648	22%	$65,636	19%	$11,012	17%
Sales and marketing	33,223	9%	28,954	9%	4,269	15%
General and administrative	28,301	8%	28,183	9%	118	0%
Amortization of intangible assets	4,351	1%	4,696	1%	(345)	(7)%
Acquisition and integration costs	—	—%	1,045	—%	(1,045)	NMF*
Restructuring and other related costs	6,546	2%	6,679	2%	(133)	(2)%
Total operating expenses	$149,069	42%	$135,193	40%	$13,876	10%

	Nine Months Ended
	September 25, 2021		September 26, 2020
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	224,111	22%	200,906	20%	$23,205	12%
Sales and marketing	99,777	10%	97,459	10%	2,318	2%
General and administrative	87,004	8%	87,904	9%	(900)	(1)%
Amortization of intangible assets	13,148	1%	13,836	1%	(688)	(5)%
Acquisition and integration costs	614	—%	13,611	1%	(12,997)	(95)%
Restructuring and other related costs	8,191	1%	17,356	2%	(9,165)	(53)%
Total operating expenses	$432,845	42%	$431,072	43%	$1,773	0%
*NMF = Not meaningful
Research and Development Expenses
Research and development expenses increased by $11.0 million, or 17%, during the three months ended September 25, 2021, and increased by $23.2 million, or 12%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020. These increases were primarily attributable to higher employee-related costs related to bringing our new technologies to market and investments in future technologies. Our equipment and software spend was also slightly higher in the three and nine months ended September 25, 2021, as we optimized spend to focus on our highest growth opportunities. These increases were partially offset by lower costs related to new products transitioning from development to production, and lower depreciation expense related to older technologies. We expect to increase research and development investments in our vertically integrated product portfolio expansion strategy, which we believe will drive higher revenue and profitability.
Sales and Marketing Expenses
Sales and marketing expenses increased by $4.3 million, or 15%, during the three months ended September 25, 2021 compared to the corresponding period in 2020. This increase was primarily attributable to higher employee compensation expenses. Sales and marketing expense increased by $2.3 million, or 2%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020. This increase primarily reflects higher employee compensation expenses which were partially offset by decreases attributable to reductions in travel and marketing-related expenses, principally driven by the impact of the COVID-19 pandemic. We expect sales and marketing costs to increase in the fourth quarter 2021, primarily as a result of increased sales commissions.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million, or immaterial, during the three months ended September 25, 2021 compared to the corresponding period in 2020. The increase was largely due to higher employee compensation related costs partially offset by lower professional fees and lower facility costs due to site closures. General and administrative expenses decreased by $0.9 million, or 1%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to reductions in professional services, lower facility operating costs due to site closures and higher tax credits, partially offset by litigation settlements, higher employee compensation costs and software license fees.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.3 million, or 7%, during the three months ended September 25, 2021, and decreased by $0.7 million, or 5%, during the nine months ended September 25, 2021 compared to the corresponding periods in 2020, primarily due to lower amortization of the value of customer relationships and backlog.
Acquisition and Integration Costs
Integration costs decreased by $1.0 million, during the three months ended September 25, 2021, and decreased by $13.0 million, during the nine months ended September 25, 2021 compared to the corresponding periods in 2020, primarily due to the completion of our integration efforts related to the Acquisition in the first quarter of 2021.
Restructuring and Other Related Costs
Restructuring and other related costs decreased by $0.1 million, or 2%, during the three months ended September 25, 2021, compared to the corresponding period in 2020. The decrease in the three months ended September 25, 2021 was primarily due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in 2020, partially offset by expenses associated with the 2021 Restructuring Plan. Also, during the three-month period ended September 25, 2021, we recognized a $1.0 million credit that resulted from lower than expected Munich severance and related costs.
Restructuring and other related costs decreased by $9.2 million, or 53%, during the nine months ended September 25, 2021, compared to the corresponding period in 2020. The decrease in the nine months ended September 25, 2021 was primarily due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in 2020. Also, during the nine months ended September 25, 2021, we recognized a $1.0 million credit that resulted from lower than expected Munich severance and related costs. See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	September 25, 2021	September 26, 2020	Change	% Change
	(In thousands)
Interest income	$22	$7	$15	214%
Interest expense	(12,622)	(12,645)	23	—%
Other gain (loss), net	(4,763)	5,018	(9,781)	(195)%
Total other expense, net	$(17,363)	$(7,620)	$(9,743)	128%

	Nine Months Ended
	September 25, 2021	September 26, 2020	Change	% Change
	(In thousands)
Interest income	89	85	$4	5%
Interest expense	(36,482)	(33,875)	(2,607)	8%
Other loss, net	(14,439)	(9,656)	(4,783)	50%
Total other expense, net	$(50,832)	$(43,446)	$(7,386)	17%
Interest income during the three- and nine-month periods ended September 25, 2021 and September 26, 2020, respectively, was immaterial.

Interest expense had no significant change during the three months ended September 25, 2021 compared to the corresponding period in 2020, primarily due to increased accretion of debt discount and amortization of debt issuance costs on the 2027 Notes and the 2024 Notes, which was partially offset by a decrease in interest expense on the Credit Facility, which was repaid in January 2021, and the Finance Assistance Agreement, which was repaid in April 2021.
Interest expense increased by $2.6 million, or 8%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020, primarily due to increased accretion of debt discount and amortization of debt issuance costs on the 2027 Notes and the 2024 Notes, contractual interest on the 2027 Notes, and a nonrecurring interest credit from a supplier in 2020. This increase was partially offset by a decrease in interest expense on the Credit Facility, which was repaid in January 2021, and the Finance Assistance Agreement, which was repaid in April 2021, and a decrease in other interest related charges.
Other gain (loss), net, increased by $9.8 million, or 195%, during the three months ended September 25, 2021 compared to the corresponding period in 2020, primarily due to an increase in unrealized foreign exchange losses driven by foreign currency exchange rate changes.
Other loss, net, increased by $4.8 million, or 50%, during the nine months ended September 25, 2021 compared to the corresponding period in 2020, primarily due to as increase in unrealized foreign exchange losses driven by foreign currency exchange rate changes.
Income Tax Benefit/Expense
Income tax expense increased by $4.1 million, or 301%, during the three months ended September 25, 2021 compared to the corresponding period in 2020, primarily as a result of additional expenses in foreign jurisdictions.
Income tax expense increased by approximately $4.6 million, or 94%, during the nine months ended September 25, 2021, compared to the corresponding period in 2020, primarily as a result of additional expenses in foreign jurisdictions.
Liquidity and Capital Resources

	Nine Months Ended
	September 25, 2021	September 26, 2020

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$26,759	$(164,516)
Investing activities	$(32,314)	$(27,148)
Financing activities	$(96,729)	$276,849

	September 25, 2021	December 26, 2020

	(In thousands)
Cash	$203,484	$298,014
Restricted cash	12,916	17,369
	$216,400	$315,383
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the nine months ended September 25, 2021 was $26.8 million compared to $164.5 million net cash used in operating activities for the corresponding period in 2020.
Net loss during the nine months ended September 25, 2021 was $137.7 million, which included non-cash charges of $139.0 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt discount and debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the nine months ended September 26, 2020 of $196.8 million, which included non-cash charges of $152.2 million.

Net cash provided by working capital was $25.5 million during the nine months ended September 25, 2021. Accounts receivable decreased by $42.5 million due to timing of customer billings and collections. Inventory levels increased by $24.9 million due to our efforts to purchase more inventory to manage lead time due to the industry semiconductor shortage. Prepaid and other assets decreased by $15.0 million primarily due to timing of tax payments and a lower contract asset balance due to timing of billings and revenue recognition. Accounts payable decreased by $2.1 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses increased by $19.1 million primarily due to higher accrued compensation and related benefits. Deferred revenue decreased by $24.2 million due primarily to the amortization of annual maintenance renewals during the period.
Net cash used to fund working capital was $119.9 million during the nine months ended September 26, 2020. Accounts receivable decreased by $55.3 million due to strong cash collections. Inventory levels decreased by $63.2 million due to management's efforts to reduce inventory. Accounts payable decreased by $117.8 million primarily due to the timing of payment to suppliers. Prepaid and other assets increased by $25.5 million primarily due to timing of tax payments and an increase in contract assets. Accrued liabilities and other expenses decreased by $73.5 million primarily due to payment of the fiscal 2019 corporate bonus, restructuring liabilities, tax liabilities and purchases of shares of our common stock under our 2007 ESPP in 2020. Deferred revenue decreased by $21.5 million due to amortization of maintenance renewals and lower renewals during the quarter, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the nine months ended September 25, 2021 was $32.3 million primarily for purchase of property and equipment.
Net cash used in investing activities during the nine months ended September 26, 2020 was $27.1 million entirely for purchase of property and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended September 25, 2021 was $96.7 million compared to net cash provided by financing activities of $276.8 million in the corresponding period of 2020. Financing activities during the nine months ended September 25, 2021 primarily included payments of $77.0 million towards the Credit Facility, a $24.6 million repayment of the financing assistance arrangement (as described below), and a $5.5 million term license purchase. The period also included net proceeds of $16.5 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by tax withholdings in the amount of $4.7 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash provided by financing activities during the nine months ended September 26, 2020 was $276.8 million. Financing activities during the nine months ended September 26, 2020 included proceeds of $31.0 million from our common stock "at-the-market" offering program, $194.5 million from the issuance of the 2027 Notes and $55.0 million of proceeds from the Credit Facility (as described below). The period also included net proceeds of $15.4 million from the issuance of shares of our common stock under the ESPP. Payments during this period included $8.0 million towards the Credit Facility, a $5.3 million repayment of the financing assistance arrangement, $2.4 million in debt issuance cost, tax withholdings of $2.0 million paid on behalf of certain employees for net share settlements of RSUs, and $1.1 million for finance lease obligations.
Liquidity
We believe that our current cash, along with the Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the interest payments on the Notes and the Credit Facility for at least 12 months. If the impact of the COVID-19 pandemic to our business and financial position is more extensive or longer lasting than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 25, 2021, long-term debt, net, included $138.1 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $61.9 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of September 25, 2021, contractual obligations related to the 2027 Notes are payments of zero due for the remainder of 2021, $5.0 million due each year from 2022 through 2026 and $207.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.

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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 25, 2021, long-term debt, net, included $323.3 million for 2024 Notes which represents the liability component of the $402.5 million principal balance, net of $79.2 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of September 25, 2021, contractual obligations related to the 2024 Notes are payments of zero due for the remainder of 2021, $8.6 million due each year from 2022 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of September 25, 2021, we had $203.5 million of cash including $85.0 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Off-Balance Sheet Arrangements
As of September 25, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Market Risk and Market Interest Risk
For a discussion of our exposure to market risk and market interest risk related to the 2027 Notes and 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There have been no other material changes to our market risk during the nine months ended September 25, 2021.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of September 25, 2021, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 25, 2021 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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
•Supply chain issues, including delays, shortages and increased costs, and our dependency on sole source, limited source or high-cost suppliers could harm our business and operating results.
•Any delays in the development, introduction or acceptance of our new products or in releasing enhancements to our existing products may harm our business.
•Our ability to increase our revenue will depend upon continued demand growth for additional network capacity and on customer capital spending details.
•Aggressive business tactics by our competitors may harm our business.
•The markets in which we compete are highly competitive and we may not be able to compete effectively.
•The effects of the COVID-19 pandemic could have a material adverse effect on our business and results of operations.
•Product performance problems or deployment delays could harm our business and reputation.
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
•We may be adversely affected by fluctuations in currency exchange rates.
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
•Claims by others that we infringe on their intellectual property rights could harm our business.
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
•Events that are outside of our control, such as natural disasters, terrorist attacks or other catastrophic events, could harm our operations.
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
•the price, quality and timing of delivery of key components from suppliers, including any price or shipping cost increases or delays in the supply of components that may result from the effects of the COVID-19 pandemic, as well as impacts due to consolidations amongst our suppliers;
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
•our ability to manage manufacturing costs, maintain or improve quality, and increase volumes and yields on products manufactured in our internal manufacturing facilities, each of which has been impacted by the effects of the COVID-19 pandemic;
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
•readiness of customer sites for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us, each of which has been impacted by the effects of the COVID-19 pandemic;
•any delay in collecting or failure to collect accounts receivable;
•the timing of revenue recognition and revenue deferrals;

•any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic and political conditions in domestic and international markets, including those related to any policy changes by the federal government and/or by the presidential administration in the United States, and other factors beyond our control, including the ongoing effects of the COVID-19 pandemic and related response measures.
Supply chain issues, including delays, shortages and increased costs, and our dependency on sole source, limited source or high-cost suppliers could harm our business and operating results.
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages and increased costs. Beginning with the fourth quarter of fiscal 2020 and accelerating in the first quarter of fiscal 2021, these disruptions have continued to negatively impact our revenue and our results of operations through the third quarter of fiscal 2021. For example, shortages of certain key components have adversely affected our ability to deliver products to customers in a timely manner, and price increases by our suppliers have negatively affected our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages, longer lead times and increased costs. These shortages, delays and increased costs are expected to continue for the remainder of 2021 and into 2022. We cannot predict with certainty the scope or magnitude of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional purchase commitments over a longer time period with our suppliers or by holding higher levels of inventory, could negatively impact our financial results if we do not accurately forecast customer demand. Further, the lead times required for these mitigation efforts may not allow us to meet increased customer demand in a timely manner.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions as has been precipitated by the effects of the COVID-19 pandemic, changes in government regulations relating to telecommunications and data networks, customer or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
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
In addition to our current competitors, other companies have, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in March 2021, Cisco completed its acquisition of optical communications supplier Acacia Communications.
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
The effects of the COVID-19 pandemic could have a material adverse effect on our business and results of operations.

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

As a result of these governmental measures and pursuant to recommended safety guidelines, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and withdrawn from various industry events. Our work-from-home policy has at times contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020, and may have an impact on our operational processes in the future. We have experienced disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. During fiscal 2020 and the first quarter of fiscal 2021, we experienced disruptions in customer demand due to delays in the customer certification process resulting from customer facility closures or access restrictions. Some of these disruptions negatively impacted our revenue and our results of operations.

The impact of the COVID-19 pandemic on our business and results of operations during the remainder of fiscal 2021 and into fiscal 2022 remains uncertain and is dependent in part on future vaccination and infection rates, the emergence of new strains of the virus, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources during the remainder of fiscal 2021 and during fiscal 2022 due to the effects of the COVID-19 pandemic and its impacts on our customers, third-party service providers and capital markets.
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
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to labor market changes resulting from the COVID-19 pandemic. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.
We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended September 25, 2021, our top ten customers accounted for approximately 45% of our total revenue. For fiscal 2020, our top ten customers accounted for approximately 43% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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

The manufacturing process for our optical engine and the assembly of our finished products are very complex. The partial or complete loss of any of our manufacturing facilities, a reduction in yields of our PICs or an inability to scale capacity to meet customer demands could harm our business.
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
We rely on a number of third-party service partners, both domestic and international, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. In addition, as our customers increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our service partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Additionally, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. Our service partners may also experience challenges in providing services to us as a result of the impact of the COVID-19 pandemic. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:
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
Any acquisitions or strategic transaction that we undertake could disrupt our business and harm our financial condition and results of operations.
We have made strategic acquisitions of businesses, technologies and other assets in the past, including most recently the Acquisition. We may engage in acquisitions, divestitures or other strategic transactions in the future. In order to undertake certain of these transactions, we may use cash, issue equity that could dilute our current stockholders, or incur debt or assume indebtedness. If we are unable to achieve the anticipated efficiencies and strategic benefits of such transactions, it could adversely affect our business, financial condition and results of operations. In addition, the market price of our common stock could be adversely affected if investors and securities analysts react unfavorably to a strategic transaction or if the integration or the anticipated financial and strategic benefits of such transactions are not realized as rapidly as or to the extent anticipated by investors and securities analysts.
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
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or grow our business. For example, in each of the fiscal years since the completion of the Acquisition, we have had a net loss and negative cash flows from operations and we may continue to incur losses and negative cash flows from operations in the future periods. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures, borrow additional funds or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities.
Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand for optical communications products. The effects of the COVID-19 pandemic have negatively affected the economies of many countries and have created significant uncertainty regarding global macroeconomic conditions. The COVID-19 pandemic has also led to increased disruption and volatility in capital markets and credit markets. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products. A lack of liquidity in the capital markets, the continued uncertainty in the global economic environment or inflationary concerns may cause our customers to delay or cancel their purchases, or increase the time they take to pay or default on their payment obligations, each of which would negatively affect our business and operating results. Weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended in December 2019, we entered into the Amended Credit Agreement with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business, utilizing the Credit Facility. In addition, in March 2020 we issued convertible senior notes due March 1, 2027 (the “2027 Notes” and, together with the 2024 Notes, the “Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. For additional risks related to the Notes, please see “Common Stock and Indebtedness Risk Factors” below. In August 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all, and may be affected by the impacts of the COVID-19 pandemic on capital markets. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
As a result of having global operations, the sudden disruption of the supply chain and/or the manufacture of our customer’s components caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products or provide installation and maintenance services to our customers. For example, the global COVID-19 pandemic has disrupted and is expected to continue to disrupt the global supply chain for certain components necessary for our products and could continue to threaten the health and safety of our employees.
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
For example, the Biden administration has proposed tax reform legislation to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax, which could result in increased marginal corporate tax rates. The global minimum tax is also supported by numerous countries and the Organization for Economic Cooperation and Development ("OECD"). Such countries, the OECD and other organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
As of September 25, 2021, the outstanding aggregate principal amount of the 2024 Notes and the 2027 Notes was $402.5 million and $200.0 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
Claims by others that we infringe on their intellectual property rights could harm our business.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which is considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. In response to the COVID-19 pandemic, many of our employees are working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.
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
Although we maintain insurance coverage that may cover certain liabilities in connection with some security breaches and other security incidents, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, including any consequential damages that may arise from such security incidents, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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
We are subject to governmental regulations that could adversely affect our business. This includes U.S. and foreign trade control laws that may limit where and to whom we are permitted to sell our products, as well as environmental rules and regulations or other social initiatives that impact how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including WEEE, RoHS and REACH regulations adopted by the European Union. From time to time, the European Union restricts or considers restricting certain substances under these Directives. For example, indium phosphide is currently being considered for restriction under RoHS. Any restriction of indium phosphide or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.
Changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or impede investment in network infrastructures. The Federal Communications Commission (“FCC”) has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. In December 2017, the FCC voted to roll back its 2015 order regulating broadband internet service providers as telecommunications service carriers under Title II of the Telecommunications Act. This decision repeals net neutrality regulations that prohibit blocking, degrading, throttling or prioritizing certain types of internet traffic and restores the light touch regulatory treatment of broadband service in place prior to 2015. Similarly, changes in regulatory tariff requirements or other regulations relating to pricing or terms of carriage on communications networks could slow the development or expansion of network infrastructures and adversely affect our business, financial condition and results of operations.
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
•market conditions in our industry, the industries of our customers and the economy as a whole, including global trade tariffs and fluctuations in currency exchange rates, interest rates or inflation rates;
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
Events that are outside our control, such as natural disasters, human violence or other catastrophic events, could harm our operations.
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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 3, 2021