Form 10-K
period 2021-12-25
Infinera Corp
filed 2022-02-23
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,601,627,017 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns more than 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2022, 212,810,629 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INFINERA CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 25, 2021

Part I

ITEM 1.        BUSINESS
Overview
Infinera Corporation (“we,” “us,” “our”, “Infinera” or the "Company") is a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions includes optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical subsystems, a suite of automation software offerings, and support and professional services.
Our customers include operators of fixed line and mobile networks, including telecommunications service providers, internet content providers (“ICPs”), cable providers, wholesale carriers, research and education institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services. Our comprehensive portfolio of networking solutions also enables our customers to scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business Ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things (“IoT”).
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative, vertically integrated optical engine technology, comprised of large-scale photonic integrated circuits (“PICs”) and digital signal processors (“DSPs”). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic semiconductor chip. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including cost per bit, capacity per fiber, power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance by leveraging coherent optical transmission technology. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 gigabits per second (“Gb/s”) per wavelength transmission speeds in the core, 400 Gb/s in the metro, and 100 Gb/s in the access market segment. We believe our vertical integration strategy provides a competitive advantage by enabling leading optical performance at higher optical speeds with increased spectral efficiency, greater control over our supply chain, and a lower cost structure.
We have grown our solutions portfolio through internal development as well as acquisitions, including the acquisition of Telecom Holding Parent LLC (“Coriant”), a privately held global supplier of open network solutions for the largest global network operators (the “Acquisition”). These developments positioned us to be one of the leading providers of vertically integrated optical networking solutions in the world with the ability to serve a global customer base with accelerated delivery of the innovative solutions our customers demand. In 2021, we announced an expansion of our portfolio with the introduction of a suite of coherent optical pluggables designed to seamlessly address the rapidly growing market for point-to-point solutions as well as create a new category of point-to-multipoint solutions that can enable a dramatically more cost-efficient network architecture. Based on our XR optics technology, this suite of pluggables builds on Infinera’s history of delivering innovative, highly differentiated, and vertically integrated coherent optical engines.
Our high-speed optical transport platforms are differentiated by our Infinite Capacity Engine (ICE) coherent optical engine technology. Our latest generation of coherent optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fifth-generation PIC and latest generation DSP (the combination of which we market as “ICE6”). ICE6 is capable of delivering 1.6Tb/s (2x 800G Gb/s wavelengths) in a single optical engine. ICE6 will be integrated into various networking platforms in our product portfolio.
Our products are designed to be managed by a suite of software solutions that enable simplified network management, and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network capacity needs evolve.
We believe our systems and subsystems portfolios benefit our customers by providing a unique combination of highly scalable capacity and features that address various transport network applications and ultimately simplify and automate network operations. Our high-performance optical transport solutions leverage the industry shift to open optical network architectures and enable our customers to efficiently and cost-effectively meet bandwidth demand, which continues to grow 30% or more year over year.
We were incorporated in December 2000 and originally operated under the name “Zepton Networks.” We are incorporated in the State of Delaware. Our principal executive offices are located at 6373 San Ignacio Avenue, San Jose, CA 95119. Our telephone number is (408) 572-5200. “Infinera,” “FlexCoherent,” and the Infinera logo, are trademarks or service marks of Infinera Corporation in the United States, certain other countries and/or the European Union. Any other trademarks or trade names mentioned are the property of their respective owners.
Industry Background
Optical transport networking equipment carries digital information using light waves over fiber optic cables. With the advent of dense wavelength division multiplexing (“DWDM”) systems, data is transmitted by using multiple wavelengths of light using different frequencies or colors over a single optical fiber. Customers deploy DWDM systems to carry information between continents, across countries, between cities and within metropolitan areas, and in some cases all the way to the end-user. Fiber optic networks are generally capable of carrying most types of communications traffic. Coherent optical technology is the latest innovation in DWDM transmission solutions, dramatically increasing the amount of information a single laser can transmit.
We believe that a number of trends in the communications industry are driving demand for large amounts of network bandwidth and ultimately will increase demand for advanced optical transport networking solutions. These trends include:
•growth of cloud services;
•growth of over-the-top services and high-definition video streaming;
•growth of mobile broadband services, including 4G and emerging 5G services;
•growth of edge computing resources closer to end-users;
•increasing use of connected virtual and augmented reality devices; including the adoption of the Metaverse; and
•the IoT, which continues to drive massive growth in the number of network-connected devices.
As network traffic grows, network operators will need to continue to add transmission capacity to existing optical networks or deploy new systems and/or subsystems to address bandwidth demand and offer new end-user services.
We believe we are in the midst of an important shift in transport network architectures that impact the markets we serve. The shift to open and disaggregated networks is increasingly being embraced by the communications industry. Examples of this trend include separation of compute, storage, and networking in data centers, the separation of hardware, operating system and apps in smart phones, hardware/software separation in network function virtualization and hardware and software routing stack routers, and open RAN initiatives for 5G. Industry evolution is now enabling optical networking to leverage these same principles of openness and disaggregation.
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
A second shift is happening at the edge of the network, where capacity is growing beyond the ability of traditional, non-coherent optical solutions to address. This increasing demand for coherent solutions is driving the need for innovative edge- and access-optimized coherent solutions. These include more compact, efficient and cost-effective solutions as well as innovative solutions such as XR optics multi-point technology that can enable significant cost savings by enabling simplified network architectures.
Strategy
Our goal is to be the preeminent provider of high-performance transport technologies and solutions that enable customers to cost-efficiently scale network capacity and launch new services in response to increasing end-user bandwidth demand. Key aspects of our strategy include:
•Leveraging our vertically integrated solutions to deliver lowest total cost network solutions. We will continue to provide our customers differentiated value by leveraging our vertically integrated optical engine. Our strategy is to continue to evolve our unique optical technology with higher speed and increasingly efficient capabilities, integrating our vertically integrated optical engines across a broad range of our open optical networking systems and expanding our solution set with vertically integrated subsystem and pluggable optical technologies.
•Driving cost structure optimization and achieving cost advantages of scale. Leveraging scale as part of our vertical integration strategy, which includes integration of our optical engine across our broad portfolio of systems and subsystems, enables us to achieve cost advantages and cost structure efficiencies that enhance our ability to continue to invest in research and development in our optical engine and end-to-end portfolio, as well as drive profitability. In particular, we believe our vertically integrated in-house manufacturing capabilities serve as a competitive advantage from a technology and supply chain perspective, and enable a lower cost structure and thus, higher profitability. To further drive cost structure optimization, we are transforming our supply chain to enable us to move from a fixed cost structure to an increasingly outsourced model that will allow for enhanced flexibility in our delivery capabilities to better support customers, while optimizing our cost leverage.
•Building open optical networking solutions. Our strategy is focused on leveraging open optical networking principles, including disaggregated networking solutions and industry-leading optical technology with open application programming interfaces (“APIs”) and standardized data models to offer our customers best-in-class solutions and create insertion opportunities to gain market share. Open optical networking provides benefits for both network operators and innovative solution providers. These benefits include accelerating innovation cycles, enabling optimized and differentiated networking solutions, and the ability to transform network economics.
•Delivering a superior customer experience. Our success will continue to be driven by our commitment to providing a superior experience to all customers. In addition to product delivery capability that efficiently and predictably delivers innovative technology and high-quality products to market, we bring value to our customers by providing differentiated capabilities include usage-based bandwidth provisioning, service agility and ease-of-use that accelerates time-to-revenue. Additionally, our global customer services team is committed to making our customers successful by providing the highest quality support services that help our customers deploy, operate and maintain their networks. We believe our technology leadership combined with our ability to provide the most reliable products and a differentiated customer experience contribute to customer success and represent major differentiators.
•Utilizing software-driven automation to deliver differentiated solutions. We believe we lead the industry in ease of use and automation, both integrated into our system design and facilitated by our software capabilities. We continue to invest in our differentiated technologies, including enhancing capabilities of Instant Bandwidth offerings and introducing automation and programmability capabilities. We are extending management and control capabilities across our entire product portfolio with the addition of a new orchestration solution. This new solution enables customers to utilize end-to-end network resources and the automation of multi-layer, multi-domain and multi-vendor networks. Additionally, based on our customers’ desire for more programmable networks, we have added open APIs to our solutions to enable our customers to create more agile and customized automated operations.
Customers, Products and Services
Our customer verticals include:
•Tier 1 carriers for domestic and international networks;
•Tier 2 and Tier 3 carriers;
•ICP and cloud providers;
•cable providers and Multiple System Operators;
•wholesale carriers;
•submarine network operators;
•utilities;
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
•flexible, efficient and easy to deploy core-to-edge coherent optical solutions that optimize performance and increase reliability while reducing physical space and power consumption, leading to lower operational and capital expenses;
•easy-to-use solutions that are highly programmable, open, and automated, which help reduce the time and complexity of deploying new transmission bandwidth; and
•strong encryption at the transport layer.
We sell our products directly to our end-user customers and to channel partners that sell on our behalf. We do not have long-term sales commitments from our customers. One customer accounted for approximately 11% and 13% of the Company's revenue in 2020 and 2019, respectively. No other customers accounted for 10% or more of the Company's revenue in 2020 and 2019. No customer accounted for 10% or more of the Company's revenue in 2021.
We have focused our efforts and capital on developing high-performance, vertically integrated transport technologies and solutions that enable customers to cost-efficiently scale network capacity and launch new services in response increasing end-user bandwidth demand. Our products feature industry-leading optical performance for capacity-reach, high service port density, a low power profile, and open automation software that allows fast and simple provisioning of network services.

We believe one of our key differentiating capabilities is our deep vertical integration of high-end optical technology. We have a world-class team of scientists and engineers that is responsible for driving the opto-electronic innovations that are integrated into our coherent transport solutions. Core engineering disciplines include coherent application-specific integrated circuit ("ASIC")/DSP design, PIC design and manufacture, analog ASIC design, advanced packaging design and manufacture, and holistic co-design, including the RF interconnect. Our experts have achieved many industry firsts, including the first large-scale PIC, the first coherent PIC, the first commercial super-channels, the first Nyquist subcarriers, and the first point-to-multipoint coherent technology. Additional innovation highlights include soft-decision forward error correction gain sharing techniques and long-codeword probabilistic constellation shaping. These innovations are the foundation for the superior reach performance of our 1.6 Tb/s-capable ICE6 optical engine and our industry-first point-to-multipoint technology. They have resulted in Infinera setting numerous industry records for optical transmission.
Financially, we believe our in-house developed technology approach coupled with our unique monolithic Indium phosphide, or InP, semiconductor technology enables improved manufacturing economics for optical networking, allowing future optical transport cost reductions to be viably sustained on a cost curve defined by volume manufacturing efficiencies and greater functional integration. These advantages also allow us to develop new technologies and solutions that offer our customers innovative ways to solve their business needs.
Product Portfolio
Our hardware product portfolio consists of compact modular platforms, packet-optical platforms, optical line systems, and optical subsystems. Software products include the Infinera Transcend Software Suite, which includes automation and network management software. These products address multiple market segments in the end-to-end transport infrastructure, including metro, long-haul and subsea. Data Center Interconnect ("DCI") is a subset of these markets. We also provide customer support services, including professional service offerings designed to help customers optimize their network assets and migrate legacy services.
Compact Modular Platforms
Infinera Cloud Xpress Family
The Infinera Cloud Xpress Family is designed to meet the varying needs of ICPs, communication service providers, internet exchange service providers, enterprises and other large-scale data center operators. The first generation of the Cloud Xpress has a 500 Gb/s DWDM super-channel output in 2RUs. Our second generation, the Cloud Xpress 2, released in June 2017, leverages the ICE4 optical engine, and has a 1.2 Tb/s super-channel output in 1RU. These platforms are designed with a rack-and-stack form factor and utilize a software approach that enables them to easily plug into existing cloud provisioning systems using open SDN APIs, an approach similar to the server and storage infrastructure deployed in the cloud.
Infinera Groove (GX) Series
The Infinera Groove (GX) Series of highly compact, modular, and sled-based platforms includes integrated muxponder and optical line system capabilities optimized to support a variety of transport network applications. With a compact and flexible architectural design, the GX Series supports up to 800 Gb/s per wavelength (via ICE6) to deliver cost-optimized optical reach in metro and long-haul applications, enabling rapid capacity increases as network traffic grows. The GX muxponder solution supports deployment over virtually any optical line system, enabling network operators to easily introduce our best-of-breed, high-performance transmission capabilities over existing infrastructure.
Infinera XT Series
The Infinera XT Series of compact, open and disaggregated platforms, powered by our ICE4, delivers up to 2.4 Tb/s of line-side capacity for metro, DCI, regional and long-haul networks in compact 1RU and 4RU form factors, with ultra-long-haul and submarine reach. These platforms are designed to power cloud scale network services over metro, DCI, long-haul and subsea networks.
Optical Line Systems
Infinera Groove (GX) Series
In addition to muxponder functionality, the Infinera Groove (GX) Series also supports a variety of multi-haul optical line system capabilities. From compact plug-and-play optical function to comprehensive multi-degree reconfigurable optical add-drop multiplexer (“ROADM”) capabilities, the GX Series provides a single configurable system to address virtually any optical networking application. With natively open interfaces, the GX Series supports seamless integration into a variety of networks and open optical applications.
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
Infinera FlexILS Open Optical Line System
The Infinera FlexILS open optical line system connects various Infinera and third-party terminal equipment platforms over long-distance fiber optic cable while providing switching, multiplexing, amplification and management channels. The FlexILS solution is designed to support over 50 Tb/s of fiber capacity when used with the Infinera platforms over extended C-band and L-band. The FlexILS supports ROADM functionality with a flexible grid architecture and provides unconstrained optical switching by eliminating the restrictions of fixed wavelengths by port or direction. This platform is designed to provide open APIs interfacing with SDN control for multi-layer switching when combined with other platforms featuring DWDM, OTN and packet switching.
Packet-Optical Platforms
Infinera 7090 Series
The Infinera 7090 Packet Transport Platforms provide both Multiprotocol Label Switching ("MPLS")-Transport Profile ("MPLS-TP") and Carrier Ethernet-based options, addressing applications including business Ethernet services, migration from TDM to packet, and residential and mobile backhaul. The 7090 Series includes MPLS-TP platforms with capacities ranging from 5 Gb/s to 960 Gb/s and Carrier Ethernet-based platforms that provide a range of compact gigabit Ethernet (“GbE”) and 10 GbE access devices.
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

Infinera XTC Series
The Infinera XTC Series includes multi-terabit packet optical transport platforms that integrate digital OTN switching and optical DWDM transmission. The XTC Series delivers converged packet, OTN, and DWDM for metro core, regional, long-haul, and subsea applications. The XTC Series features ICE4, Instant Bandwidth, and massively simple operations to drive cost reduction and speed time to revenue. These platforms also support a broad range of Ethernet and OTN client interfaces for flexibility and are designed for metro, long-haul and subsea networks.
Coherent Optical Subsystems
ICE-XR Coherent Pluggable Optics
ICE-XR is a suite of coherent pluggable optics designed to seamlessly address point-to-point (including ZR+) and point-to-multipoint transport applications from the network edge to the core. The suite of vertically integrated ICE-XR pluggables will offer network operators the performance, scale, efficiency, and manageability critical to infrastructure support for the delivery of differentiated 5G, enhanced broadband, and next-generation cloud and business services. ICE-XR pluggables will support a range of transport rates, including 100G, 400G, and 800G, and utilize industry-standard form factors to enable ease of deployment in a wide variety of networking elements. These networking elements include optical transport platforms, compact modular platforms, routers, switches, servers and mobile radio units.
Software
Transcend Software Suite
Leveraging cloud-native technologies and SDN principles, the Infinera Transcend Software Suite includes a network management system with an intuitive graphical user-interface and pre-defined workflows, a packet-optical domain controller offering network programmability and automation, and a network planning system. The Transcend Software Suite intent-based automation translates service requests into optimized network configurations, while it proactively monitors the network state and service performance data and, when appropriate, takes actions to assure service quality. Transcend implements open and standards-based interfaces, both towards the network elements and towards hierarchical controllers and Operations/Business Support Systems (OSS/BSS), ensuring a seamless integration into the operator’s network and operational environment. The Transcend Software Suite provides automation that reduces operational costs, optimizes network assets, speeds time to revenue, and maximizes network and service availability.
System Software
Our networking platforms include system software designed to maximize reliability and streamline automation. This software controls all aspects of system operations, including command processing, system security, policy management, fault monitoring, and alarm reporting. Our system software is designed to be field upgradable, with minimal impact on customer traffic.
Services
In connection with our product offerings, we provide a comprehensive range of professional, support and training services for all Infinera hardware and software products. These services cover all phases of network ownership, from the initial installation through ongoing operations and maintenance activities. Professional services extend to network optimization, expansion and modernization including migration of legacy transport services. Our global services organization is experienced and prepared to efficiently manage complex projects and assist with customer network operations in the face of today's ever-increasing demands for lower operational costs and minimized downtime.
    We continue to expand and enhance our services portfolio, organization and capabilities to meet the evolving needs of our customers.
Competition
    Our current technologies and platforms support the access, aggregation, metro, DCI, long-haul and subsea markets. The packet-optical networking equipment market is highly competitive and competition in the markets we serve is based on any one or a combination of the following factors:

•the ability of products and services to meet customers’ immediate and future network requirements;
•price and other commercial terms;
•optical reach and capacity performance;
•features and functionality;
•existing business and customer relationships;
•power consumption, heat dissipation, form factor and density;
•installation and operational simplicity;
•quality and reliability;
•service and support;
•security and encryption requirements;
•scalability and investment protection; and
•product availability and lead times.
Competition in the optical transport systems market is intense, with consolidation and geopolitical market shifts creating new competitive dynamics. In the long-haul market, our main competitors include DWDM systems suppliers such as Ciena, Huawei, Nokia and ZTE. In the metro market, we face the same competitors as in long-haul, in addition to Cisco, ADVA Optical Networking, Ribbon Communications, and Fujitsu, among others. In the DCI market we also face competition from vendors that are selling optical components such as pluggable optics directly to customers as opposed to DWDM systems. In addition to our current competitors, other companies have developed, or may in the future develop, system and subsystem products that are, or could be, competitive with our products. This includes companies such as Lumentum, Marvell, II-IV and potential competitors in China. We also may encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations.
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
Indirect Sales Force. We employ business consultants and resale and logistics partners to assist in our sales efforts, whereby these partners have deep knowledge of typical business practices and strong relationships with key local operators. We expect to work with business partners to assist our customers in the sale, deployment and maintenance of our systems and have entered into distribution and resale agreements to facilitate the sale and support of our products.
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
Research and Development
Continued investment in research and development is critical to our business. To this end, we have a team of engineers with expertise in various fields, including photonic integrated circuits, components, systems, sub-systems and software. Our research and development efforts are currently focused in San Jose, California; Allentown, Pennsylvania; Annapolis, Maryland; Bangalore and Ahmedabad, India; Kanata, Canada; Stockholm, Sweden; Munich, Germany; Lisbon, Portugal; Shanghai, PRC; and Espoo, Finland. We utilize a mix of internal resources and supplement our staffing with development personnel provided by third parties on a contract basis. We have invested significant time and financial resources into the enhancement of existing products and the development of new products. We will continue to expand our product offerings and the capabilities of existing products in the future and plan to dedicate significant resources to these continued research and development efforts. We are continually increasing the scalability and software features of our current platforms. As part of the integration efforts related to the Acquisition, we completed integration of the legacy Infinera and Coriant products into a combined solutions portfolio; and we are investing in leveraging the vertical integration capabilities of Infinera across a broader portion of our platforms. We are also working to develop new generations of optical engines at a faster cadence than we have historically in order to bring new products to market more rapidly and meet evolving customer demands. We believe these efforts will enhance our competitiveness in the markets we currently serve and also allow us to address adjacent markets to fuel our future growth.
Human Capital
Integrity, trust, mutual commitment, and respect for diversity are some of Infinera’s core values – values brought to life by our talented, diverse, and dedicated global workforce. Employee health and safety are cornerstones of our human capital management, particularly during the COVID-19 pandemic. Our goal is to continuously improve employee engagement and we strive to build and maintain a culture of human connection, individual responsibility, and mutual integrity. We have implemented programs towards these ends. As of December 25, 2021, we had 3,225 employees, with 2,036 of those employees located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements, as required by local laws or customs. We have not experienced any work stoppages, and we consider our employee relationships to be good.
Diversity and Inclusion
At Infinera, we have an inclusive culture, as reflected in the way we treat each other and respect our differences across our global workforce, and how we do business with our customers and partners around the world. We believe that our culture of inclusion and belonging enables us to leverage the strengths of our people to exceed customer expectations and growth objectives. Our global diversity, equity, and inclusion (“DE&I”) engagement committee drives our key DE&I initiatives, which include training and development, employee resource groups, and recruiting strategies.
In 2020, we launched Infinera ALL-In, an employee-led, executive sponsored, company-wide effort to promote, facilitate and support sustainable DE&I efforts. This has led to meaningful and measurable results in our approach to diversity, equity, inclusion, and belonging. Infinera ALL-In aims to incorporate DE&I in every aspect of our business and employee experience; to create an environment where everyone in our global community feels valued, respected and supported so that every person has the opportunity to achieve full potential; to embrace the unique perspectives and experiences of our employees and partners to exceed our globally diverse customer expectations; and to prepare and implement a corporate framework for hiring, developing, and engaging the diverse talent required to maximize our opportunity.
Infinera ALL-In is led by our CEO, CFO, CHRO and other executives and employee leaders from each region in which we have employees and do business. In 2020, Infinera All-In started to coordinate and support new and existing global and local DE&I efforts. In 2021, we expanded our DE&I global team with the addition of local DE&I representatives at our major sites who are helping to develop, support, and scale our DE&I initiatives and employee engagement activities at the local level.
To ensure a holistic approach to DE&I, Infinera ALL-In conducted employee surveys to understand employee perception of our company culture and to determine strategic priorities. Employee input is critical as we continue to build a unified global culture that values local needs and perspectives. These surveys highlighted key areas of DE&I focus for us. They have resulted in the addition of African Descent/Black at Infinera, Latin America and other employee resource groups, and contributed to enhancement to our existing Women at Infinera ("WIN") employee resource group.
WIN was founded in 2018 with the purpose of positively reinforcing women in technology and facilitating engagement and collaboration company-wide. The group works to provide our female employees with access to conferences, social events, and other prominent engagements in the technology industry, as well as to support greater opportunities for career growth, internships, and leadership. In 2019, we created a formal WIN leadership board, which was expanded to a global cross-functional team in 2020. In 2021, we expanded WIN activities and participation, including the introduction of a mentor program, the formation of subcommittees, and a quarterly speakers’ program addressing topics including development, attraction, and retention of women.
In 2021, we also introduced DE&I training for our global employee base. Training is issued every quarter on topics such as global diversity and employee's role in workplace diversity. Recruiters and managers participate in additional training on topics such as ensuring a diverse applicant pool and overcoming unconscious bias in the workplace.
As of December 25, 2021, women represented over 18% of our global employees and minorities represented approximately 35% of our U.S. workforce.
We also participate in national and regional initiatives to recruit diverse talent. For example, in Canada, we have an agreement with the Employment and Social Development Agency to increase the percentage of new employees who are members of underrepresented minorities and women. Through this agreement, Infinera Canada is committed to participating in diversity-related events for the purpose of recruiting Canadians and/or Permanent Residents from underrepresented groups. Similarly, in Europe, we are party to European Commission-funded consortium agreements through which we recruit, hire and develop women and minority early-stage researchers.
Compensation, Benefits and Well-being
Our goal is to provide our talented employees with a total compensation package that is market-competitive as validated through data sources. Our total compensation for eligible employees includes base salary, bonuses and equity awards. We intend to maintain ongoing competitiveness for attracting and retaining talent. We continuously improve our human resources information systems for workforce data collection, monitoring and reporting, and expect that this will allow us to improve our understanding of compensation equity around the globe to ensure fair pay. In addition, with our benefits programs, we seek to provide market-competitive benefits as part of our total reward structure for all employees around the globe and their dependents.
As the world responds to the outbreak of the COVID-19 pandemic, we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate, and providing technology, tips and resources to our customers to help them do their best work while remote. Infinera is a critical infrastructure business with manufacturing facilities in the U.S. and research and development sites in several countries. As such, we have invested in creating physically safe work environments for our essential on-site workforce. We have a global leadership team comprised of local site leaders that meets regularly to support compliance with all local and international guidelines and establish best practices at every site. In the U.S., we have initiated testing for essential on-site employees at no cost to employees and currently require all non-essential employees to work remotely. We regularly quarantine employees who test positive for COVID-19 or are identified as close contacts and provide paid leave to such employees beyond what is required by local laws. We also secured and paid for vaccinations for employees and their families in India.

We are working to help protect our local communities. For example, in 2021, we had employee driven community engagement initiatives to promote education equity and food security in our U.S. and India sites. Leveraging the knowledge of our local site leaders, we continue to evaluate opportunities for similar community initiatives in our other global sites.
In light of the challenges presented by the COVID-19 pandemic to physical, mental, and emotional health, we have renewed our focus on employee well-being. For example, in the U.S., the Employee Assistance Program benefit includes mental health counseling for help with personal issues, childcare and eldercare referrals, financial coaching, legal consultation, and wellness tools. Employees are provided medical, dental, vision, long-term and short-term disability, and life insurance, and employees covered under our health insurance have access to various wellness programs. Employees are provided paid parental leaves as new parents (birth or adoption). Eligible employees are also qualified to receive unlimited flexible time off. Finally, we provide trainings on working with teams in a pandemic and remote environment.
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
Growth and Development
We believe that transparency and integrity help foster a culture of professional growth. We continuously evolve our approach to employee communication, from a company-wide perspective to functional communication to smaller team meetings, all the way to one-on-ones. With that in mind, we encourage our employees to share candid feedback about working for our company through feedback channels, including internal channels and on public forums such as Glassdoor.com. Our management utilizes this feedback as we work to consistently improve our employee experience.
Finally, experiential learning is powerful in career development, which is why we provide global job-based learning opportunities including cross-functional transfers and expanded roles. We significantly expanded our learning and development initiatives, with a focus on working in a pandemic environment.
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
As of December 25, 2021, we held 1,081 U.S. patents and 525 international patents expiring between 2022 and 2041, and held 200 U.S. and 103 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.
We may not receive any competitive advantages from the rights granted under our patents and other intellectual property. Any patents granted to us may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the impact of these patents cannot be predicted with certainty.
We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. Although we are not currently involved in litigation for alleged patent infringement, we have been in the recent past and we may be involved in such litigation in the future. See the information set forth under the heading “Legal Matters” in Note 13, Commitments and Contingencies, in Part II, Item 8 for additional information regarding any such lawsuits. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or could include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.
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
Information about our Executive Officers
    Our executive officers and their ages and positions as of December 25, 2021, are set forth below:

Name	Age	Position
David W. Heard	53	Chief Executive Officer and Director
Nancy Erba	55	Chief Financial Officer
David L. Teichmann	65	Chief Legal Officer and Corporate Secretary
Nicholas R. Walden	50	Senior Vice President, Worldwide Sales
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

ITEM 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. These risks, together with many other factors described in this report and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could adversely affect our operations, performance and financial condition. Our actual results could differ materially from our forward-looking statements.
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
•Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
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
•We are subject to environmental regulations that could adversely affect our business.
•We are subject to global data privacy and data protection laws and regulations that could adversely affect our business or subject us to liability.
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
Our quarterly results and, in particular, our revenue, gross margins, operating expenses, operating margins and net income (loss), have historically varied significantly from period to period and may continue to do so in the future. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our budgeted expense levels are based, in large part, on our expectations of future revenue and the development efforts associated with that future revenue. Consequently, if our revenue does not meet projected levels in the short term, our inventory levels, cost of goods sold and operating expenses would be high relative to revenue, resulting in potential operating losses. If our revenue or operating results do not meet the expectations of investors or securities analysts or fall below any guidance we provide to the market, the price of our common stock may decline substantially.
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
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages and increased costs. Beginning with the fourth quarter of fiscal 2020 and accelerating in the first quarter of fiscal 2021, these disruptions continued to negatively impact our revenue and our results of operations through the fourth quarter of fiscal 2021. For example, shortages of certain key components adversely affected our ability to deliver products to customers in a timely manner, and price increases by our suppliers negatively affected our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages, longer lead times and increased costs. These shortages, delays and increased costs are expected to continue into fiscal 2022. We cannot predict with certainty the scope or magnitude of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional purchase commitments over a longer time period with our suppliers or by holding higher levels of inventory, could negatively impact our financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to meet increased customer demand in a timely manner.
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
Our products are based on complex technologies, including, in many cases, the development of next-generation PICs, DSPs and specialized ASICs, each of which are key components of our optical engines. In addition, we may also depend on technologies from outside suppliers, all of which may cause us to experience unanticipated delays in developing, improving, manufacturing or deploying our products. The development process for our optical engines is lengthy, and any modifications entail significant development cost and risks.
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
The markets that we compete in are extremely competitive, which often results in aggressive business tactics by our competitors, including:
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
The packet-optical equipment market is competitive. Our main competitors include DWDM system suppliers, such as ADVA Optical Networking, Ciena Corporation, Cisco Systems, Ribbon Communications Inc., Huawei Technologies Co., Ltd., Nokia and ZTE. In addition, there are several other companies that offer one or more products that partially compete with our offerings. Moreover, other companies have developed, or may in the future develop, products that are or could be competitive with our products. We also could encounter competitor consolidation in the markets in which we compete, which could lead to a changing competitive landscape, capabilities and market share, and could impact our results of operations. For example, in March 2021, Cisco completed its acquisition of optical communications supplier Acacia Communications.
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
The impact of the COVID-19 pandemic on our business and results of operations in fiscal 2022 remains uncertain and is dependent in part on future vaccination and infection rates, the emergence of new strains of the virus, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources during fiscal 2022 due to the effects of the COVID-19 pandemic and its impacts on our customers, third-party service providers and capital markets.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as site access limitations due to the COVID-19 pandemic. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to labor market changes resulting from the COVID-19 pandemic. For example, in fiscal 2021 we experienced increased turnover in our workforce as compared to prior years, and we may need to increase compensation levels in fiscal 2022 to attract and retain qualified personnel. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the year ended December 25, 2021, our top ten customers accounted for approximately 42% of our total revenue. For fiscal 2020, our top ten customers accounted for approximately 43% of our total revenue. For fiscal 2019, our top ten customers accounted for approximately 46% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
During 2020 and 2021, we undertook certain restructuring initiatives, including the 2020 Restructuring Plan and the 2021 restructuring of certain international research and development functions, in order to reduce expenses, reallocate resources to align more closely with our evolving business model, and improve operating efficiencies. These activities might not produce the full expense reduction, resource realignment and efficiency benefits we expect, which could harm our business. Further, any anticipated benefits from these restructuring initiatives may be realized later than expected or not at all, and the ongoing costs of implementing these measures may be greater than anticipated. In addition, as a result of these restructuring actions, our ability to execute on product development, address key market opportunities and/or meet customer demand could be materially and adversely affected.
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
We rely on third-party contract manufacturers to perform a portion of the manufacturing of our products, and our future success will depend on our ability to have sufficient volumes of our products manufactured in a cost-effective and quality-controlled manner. We have engaged third parties to manufacture certain elements of our products at multiple contract manufacturing sites located around the world but do not have long-term agreements in place with some of our manufacturers and suppliers that would guarantee product availability, or the continuation of particular pricing or payment terms. We face a number of risks due to our dependence on contract manufacturers, including:
•reduced control over delivery schedules, particularly for international contract manufacturing sites;
•reliance on the quality assurance procedures of third parties;
•potential uncertainty regarding manufacturing yields and costs;
•potential lack of adequate capacity during periods of high demand;
•potential variability of pricing or payment terms due to agreement length;
•counterparty risk, particularly if our contract manufacturers are sensitive to inflation and interest-rate risk;
•risks and uncertainties associated with the locations or countries where our products are manufactured, including potential manufacturing disruptions caused by geopolitical events, military actions, work stoppages or other social factors, natural disasters or other environmental factors, or international health emergencies, such as the COVID-19 pandemic;
•limited warranties on components; and
•potential misappropriation of our intellectual property.
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
We generate forecasts of future demand for our products several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times vary significantly for materials and components, including ASICs, that we need to order for the manufacture of our products and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthened lead times for certain components, and we are currently seeing longer lead times with certain components due to industry-wide supply chain challenges, which makes forecasting more challenging. We may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers as a result of longer lead times for components. In addition, we must manage our inventory to ensure we continue to meet our commitments as we introduce new products or make enhancements to our existing products.
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

Continued and increased inflation could decrease the profitability of customer contracts, particularly those with extended payment terms, that are not indexed to inflation. To maintain acceptable operating results, we will need to comply with these commercial terms, develop and introduce new products and product enhancements on a timely basis, and continue to reduce our costs.
Our sales cycle can be long and unpredictable, which could result in an unexpected revenue shortfall in any given quarter.
Our products can have a lengthy sales cycle, which can extend from six to twelve months and may take even longer for larger prospective customers. Our prospective customers conduct significant evaluation, testing, implementation and acceptance procedures before they purchase our products. We incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. We have seen a lengthening of our sales cycle as a result of the COVID-19 pandemic, due to delays in the customer certification process for our products resulting from customer facility closures or access restrictions. Because our sales cycle is long, we are likely to recognize higher inflation-related costs before recognizing the benefits of any price increases that we implement for our products. Moreover, the costs associated with our sales cycle may increase faster than our ability to increase prices. In addition, changes in regulatory requirements or uncertainty associated with the regulatory environment could delay or impede investment in network infrastructures and adversely affect our business, financial condition and results of operations.
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

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, supplies and other costs of doing business. In an inflationary environment, our ability to raise prices enough to match the rate of inflation may be constrained by customer resistance and competitive concerns, as well as industry-specific and other economic conditions, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, supplies and other costs of doing business. Continued inflationary pressures could impact our profitability.
Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand for optical communications products and slowdowns in the telecommunications industry in which we operate. Such slowdowns may result in:
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
The effects of the COVID-19 pandemic have negatively affected the economies of many countries and have created significant uncertainty regarding global macroeconomic conditions. The COVID-19 pandemic has also led to increased disruption and volatility in capital markets, credit markets, and supply chains. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products.
Our customers may delay or cancel their purchases or increase the time they take to pay or default on their payment obligations due to lack of liquidity in the capital markets, the continued uncertainty in the global economic environment or inflationary concerns, which would negatively affect our business and operating results. Weakness and uncertainty in the global economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection of their accounts, which could result in a higher level of bad debt expense. In addition, currency fluctuations could negatively affect our international customers’ ability or desire to purchase our products.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Amended Credit Agreement with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business, utilizing the Credit Facility. In addition, in March 2020 we issued convertible senior notes due March 1, 2027 (the “2027 Notes” and, together with the 2024 Notes, the “Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. For additional risks related to the Notes, please see “Common Stock and Indebtedness Risk Factors” below. In August 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all, and may be affected by the impacts of the COVID-19 pandemic on capital markets. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
Our international sales and operations subject us to additional risks that may harm our operating results.
Sales of our products into international markets continue to be an important part of our business. During 2021, 2020 and 2019, we derived approximately 53%, 54% and 52%, respectively, of our revenue from customers outside of the United States. We expect that significant management attention and financial resources will be required for our international activities over the foreseeable future as we continue to operate in international markets. In some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence.

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
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes made by the federal government in the United States; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar compared to other currencies that could negatively affect our financial results and cash flows.
International customers may also require that we comply with certain testing or customization of our products to conform to local standards. The product development costs to test or customize our products could be extensive and a material expense for us.
Our international operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and the UK Bribery Act, antitrust or competition laws, anti-money laundering laws, various trade controls, national security related regulations, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.

As we continue to expand our business globally, our success will depend, in large part, on our ability to effectively anticipate and manage these and other risks and expenses associated with our international operations. For example, political instability and uncertainty in the European Union (the "E.U.") and, in particular, the United Kingdom's exit from the E.U., could slow economic growth in the region, affect foreign exchange rates, and could have a negative impact on near-term economic activity, leading to our customers delaying purchases of our products. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, financial condition and results of operations.
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
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency account balances. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
As of December 25, 2021, the outstanding aggregate principal amount of the 2024 Notes and the 2027 Notes was $402.5 million and $200.0 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part II, Item 8 under the heading “Legal Matters”.
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
In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business, customers and business partners, which may be considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber attacks, malicious activity, including ransomware, malware and viruses, and other attempts to gain unauthorized access and disrupt systems and the confidentiality, security, and integrity of information, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. In response to the COVID-19 pandemic, many of our employees are working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.
While the secure maintenance of this information and the security of our systems is critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, and result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we continually work to safeguard our internal network systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. For example, in the fourth quarter of fiscal 2021, we experienced a phishing attack that resulted in an immaterial loss. While these have not had a material effect on our business or our network security to date, security incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. These security incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected the incident, subject us to regulatory actions and investigations, disrupt key business operations, open us up to claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and to attempt to prevent future security incidents and breaches.
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
In some cases, our products are subject to U.S. and foreign export control laws and regulations that may limit where and to whom we are permitted to sell our products, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control (collectively, “Trade Controls”). As such, a license may be required to export or re-export our products, or provide related services, to certain countries and end-users, and for certain end-uses. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items and/or certain reporting requirements.
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
We are subject to environmental regulations that could adversely affect our business.
We are subject to environmental rules and regulations or other social initiatives that impact how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including WEEE, RoHS and REACH regulations adopted by the E.U. From time to time, the E.U. restricts or considers restricting certain substances under these Directives. For example, indium phosphide is currently being considered for restriction under RoHS. Any restriction of indium phosphide or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.
We are subject to global data privacy and data protection laws and regulations that could adversely affect our business or subject us to liability.
Data privacy and data protection is an area of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the United States, China and other regions, are evaluating or have implemented regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., and similar regulatory standards in effect in the United Kingdom, the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), and enacted or proposed legislation in other jurisdictions have created new compliance obligations with respect to data handling and processing.
We cannot fully predict the impact of the GDPR, the PIPL, the CCPA, the CPRA or other laws or regulations, including those enacted in the future, relating to cybersecurity, privacy or data protection on our business or operations, These laws and regulations have required us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply, and we expect to continue to incur such costs and expenses in the future. Any failure to comply with such laws and regulations could result in claims, litigation, and regulatory proceedings, as well as damage to our customer relationships. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our reputation. Any of these could harm our business, financial condition and results of operations.
A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
We currently sell many of our solutions to various government entities, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual, or other legal rights to terminate contracts for convenience or due to a default. For purchases by the U.S. federal government, the government may require certain products to be manufactured in the United States and other high-cost manufacturing locations, and we may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in the United States and in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
    Not applicable.
ITEM 2.        PROPERTIES
Our headquarters are located in San Jose, California, which consist of approximately 82,000 square feet under lease. As of December 25, 2021, we leased approximately 57,000 square feet for research and development and manufacturing in Sunnyvale, California.
In addition to the leased buildings in San Jose and Sunnyvale, California, we also lease approximately 823,000 square feet of office spaces for research and development centers and for sales, service and support in various countries within (i) North America; (ii) LATAM; (iii) EMEA; and (iv) APAC.
All of these leases expire between 2022 and 2031. We also own a facility in Allentown, Pennsylvania. We intend to adjust our facility space to meet our requirements and we believe that suitable additional or substitute space will be available as needed to accommodate our business needs for our operations. We believe that our existing facilities are adequate to meet our business needs through the next 12 months.
ITEM 3.        LEGAL PROCEEDINGS
The information set forth under the heading “Legal Matters” in Note 13, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INFN.” As of February 15, 2022, there were 83 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
We have not paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the near future.
STOCK PERFORMANCE GRAPH
The following graph compares the cumulative five-year total return provided stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock and in each of the indexes on December 31, 2016 and its relative performance is tracked through December 25, 2021. The Nasdaq Telecommunications Index contains securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as Telecommunications and Telecommunications Equipment. They include providers of fixed-line and mobile telephone services, and makers and distributors of high-technology communication products. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Infinera Corporation, the Nasdaq Composite Index, and the Nasdaq Telecommunications Index

350
300
250
200
150
100
50
0
12/31/16
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
Infinera Corporation
Nasdaq Composite
Nasdaq Telecommunications

*Assumes $100 invested on December 31, 2016 in our common stock, in the Nasdaq Composite Index and the Nasdaq Telecommunications Index, with reinvestment of all dividends, if any. Indexes calculated on month-end basis.

ITEM 6.        [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives; any statements regarding our plans, strategies and objectives; statements regarding the Acquisition; progress of the 2021 Restructuring Plan and remaining payments under the same and the 2020 Restructuring Plan; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our production capacity and facilities requirements;
statements related to capital expenditures; statements related to working capital and liquidity; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements regarding our corporate culture; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the proliferation and impact of environmental regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
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
Our high-speed optical transport platforms are differentiated by the Infinite Capacity Engine (ICE), our optical engine technology. Our latest generation of coherent optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fifth-generation PIC and latest generation DSP (the combination of which we market as “ICE6”). ICE6 is capable of delivering 800 Gb/s over a single wavelength and will be integrated into various networking platforms in our product portfolio.
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
Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and withdrawing from various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we are able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we are taking appropriate measures to protect their health and safety and create and maintain a safe working environment. However, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made and could continue to make it more difficult for them to collaborate as effectively as desired in the development of new products, which has in the past and may continue to affect development schedules in the future.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During 2021, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations in 2022 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, and broader global macroeconomic developments.
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
Liquidity and Capital Resources
We have implemented measures to preserve cash and enhance liquidity, including significantly reducing business travel, strategically managing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our products while managing potential changes or delays in installations.
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
On August 12, 2020, we entered into the Sales Agreement with Jefferies under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. During the fiscal year ended December 26, 2020, we sold 12,000,000 shares of common stock under the Sales Agreement, for net proceeds of approximately $93.4 million, after paying Jefferies a sales commission of approximately $2.9 million related to services provided as the sales agent with respect to the sales of those shares.
Financial and Business Highlights
    Total revenue was $1,425.2 million in 2021 as compared to $1,355.6 million in 2020, a 5% increase. The year over year increase in revenue was driven by growth in our ICP vertical and from our other service provider customers in EMEA and the United States. In addition, we saw growth in our cable vertical in EMEA. This growth was partially offset by lower revenue from certain Tier 1 customers. In 2022, we anticipate benefiting from a diversified customer base and see several prospective opportunities to grow revenue by driving adoption of new and existing solutions. Our results will depend on overall market conditions and, as is typical, quarter-over-quarter revenue could be volatile, affected by the ongoing pandemic and more generally, customer buying patterns, supply chain disruptions and the timing of customer network deployments.
Gross margin increased to 35% in 2021 from 31% in 2020. The year over year increase in gross margin was primarily driven by pricing discipline and cost reduction initiatives as well as increased revenue from vertically-integrated products. In addition, 2021 included lower amortization, integration and restructuring costs, which were higher in 2020 following the Acquisition. In 2022, we intend to continue to improve our fixed cost structure and practice pricing discipline. Additionally, we expect to continue expanding our vertical integration capabilities across more of our product portfolio utilizing our ICE6 platform , which we believe will lower our cost structure and drive continued margin improvement over time.
Operating expenses increased to $585.5 million in 2021 from $564.0 million in 2020, a 4% increase. This increase was primarily attributable to higher employee-related costs, including the restoration of our employee bonus program following its COVID-19-related suspension in 2020 and costs related to bringing our new technologies to market and investments in future technologies. These increases were partially offset by lower integration and restructuring costs, which were higher in 2020 following the Acquisition. In 2022, we intend to continue to balance prudent cost management with investments in technology innovation and other activities that will drive our future growth.
One customer accounted for approximately 11% of our revenue in 2020. No other customers accounted for over 10% of our revenue in 2021 or 2020.
We primarily sell our products through our direct sales force, with the remainder sold indirectly through channel partners. We derived 77% of our revenue from direct sales to customers in both 2021 and 2020. In the future, we expect to continue generating a majority of our revenue from direct sales.
We are headquartered in San Jose, California, with employees located throughout North America, LATAM, EMEA and APAC.

Results of Operations
The following sets forth, for the periods presented, certain consolidated statements of operations information (in thousands, except percentages):

	Years Ended
	December 25, 2021	% of total revenue	December 26, 2020	% of total revenue	Change	% Change
Revenue:
Product	$1,099,376	77%	$1,045,551	77%	$53,825	5%
Services	325,829	23%	310,045	23%	15,784	5%
Total revenue	$1,425,205	100%	$1,355,596	100%	$69,609	5%
Cost of revenue:
Product	$732,071	51%	$751,465	55%	$(19,394)	(3)%
Services	174,008	12%	160,118	12%	13,890	9%
Amortization of intangible assets	19,621	1%	29,247	2%	(9,626)	(33)%
Acquisition and integration costs	—	—%	1,828	—%	(1,828)	(100)%
Restructuring and other related costs	1,531	—%	4,146	—%	(2,615)	(63)%
Total cost of revenue	$927,231	65%	$946,804	69%	$(19,573)	(2)%
Gross profit	$497,974	35%	$408,792	31%	$89,182	22%

	Years Ended
	December 26, 2020	% of total revenue	December 28, 2019	% of total revenue	Change	% Change
Revenue:
Product	$1,045,551	77%	$1,011,488	78%	$34,063	3%
Services	310,045	23%	287,377	22%	22,668	8%
Total revenue	$1,355,596	100%	$1,298,865	100%	$56,731	4%
Cost of revenue:
Product	$751,465	55%	$735,059	57%	$16,406	2%
Services	160,118	12%	146,916	11%	13,202	9%
Amortization of intangible assets	29,247	2%	32,583	3%	(3,336)	(10)%
Acquisition and integration costs	1,828	—%	28,449	2%	(26,621)	(94)%
Restructuring and other related costs	4,146	—%	29,935	2%	(25,789)	(86)%
Total cost of revenue	$946,804	69%	$972,942	75%	$(26,138)	(3)%
Gross profit	$408,792	31%	$325,923	25%	$82,869	25%
Revenue
2021 Compared to 2020. Product revenue increased by $53.8 million, or 5%, in 2021 from 2020. This increase was primarily driven by aforementioned growth from ICP customers and other service provider customers in EMEA and the United States, as well as certain cable customers in EMEA. This increase was partially offset by lower revenue from certain Tier 1 customers.
Services revenue increased by $15.8 million, or 5%, in 2021 from 2020. This increase was attributable to an increase in professional services revenue primarily from network installations. This was partially offset by a decrease in amortized services maintenance revenue as our installed product base has continued to transition to our newer product offerings.
2020 Compared to 2019. Product revenue increased by $34.1 million, or 3%, in 2020 from 2019. This increase was primarily driven by growth from key customers in APAC and the United States. This increase was partially offset by lower revenue from our cable vertical and a large European customer which had strong revenue related to new deployments in the second half of 2019.
Services revenue increased by $22.7 million, or 8%, in 2020 from 2019. This increase was attributable to an increase in amortized services maintenance revenue, driven by a new customer and growth in existing customer renewals, and an increase in professional services revenue primarily from network installations.
In line with typical seasonality in our industry, we expect our total revenue will be lower in the first quarter of 2022 as compared to the fourth quarter of 2021, as our customers determine and implement their 2022 budgets.
Revenue by geographic region is based on the shipping address of the customer. The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentages):

	Years Ended
	December 25, 2021	% of total revenue	December 26, 2020	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$663,808	47%	$630,422	47%	$33,386	5%
International	761,397	53%	725,174	53%	36,223	5%
	$1,425,205	100%	$1,355,596	100%	$69,609	5%
Total revenue by sales channel
Direct	$1,099,632	77%	$1,039,976	77%	$59,656	6%
Indirect	325,573	23%	315,620	23%	9,953	3%
	$1,425,205	100%	$1,355,596	100%	$69,609	5%

	Years Ended
	December 26, 2020	% of total revenue	December 28, 2019	% of total revenue	Change	% Change
Total revenue by geography
Domestic	$630,422	47%	$628,075	48%	$2,347	—%
International	725,174	53%	670,790	52%	54,384	8%
	$1,355,596	100%	$1,298,865	100%	$56,731	4%
Total revenue by sales channel
Direct	$1,039,976	77%	$1,032,527	79%	$7,449	1%
Indirect	315,620	23%	266,338	21%	49,282	19%
	$1,355,596	100%	$1,298,865	100%	$56,731	4%

2021 Compared to 2020. Domestic revenue increased by $33.4 million, or 5%, in 2021 compared to 2020, primarily due to strong growth from ICP and other service provider customers, which was partially offset by declines from certain Tier 1 customers.

International revenue increased by $36.2 million, or 5%, in 2021 compared to 2020. In this period, EMEA revenue increased due to growth in our other service provider, cable and ICP verticals and in Other Americas due to certain large new deployments in our cable vertical. This growth was partially offset by a decline in APAC as we had certain large deployments in the second half of 2020.
Direct revenue increased by $59.7 million, or 6%, in 2021 compared to 2020, primarily due to the aforementioned revenue growth in EMEA and the United States and Other Americas. This was partially offset by revenue declines in APAC.
Indirect revenue increased $10.0 million, or 3%, primarily due to our growth in international revenue, where in certain regions we typically sell through channel partners as opposed to selling directly to customers.
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
Indirect revenue increased $49.3 million, or 19%, primarily due to our growth in international revenue, where in certain regions we typically sell through channel partners as opposed to selling directly to customers.
Cost of Revenue and Gross Margin
2021 Compared to 2020. Gross margin increased to 35% in 2021 from 31% in 2020. In this period, our margins benefited from improved product mix including increased revenue from vertically-integrated products as well as reductions in integration-related expenses and restructuring costs.
2020 Compared to 2019. Gross margin increased to 31% in 2020 from 25% in 2019. In this period, our margins benefited from reductions in integration-related expenses and restructuring costs. We also reduced costs attributable to completing site and systems consolidations over the course of 2019.
In any given quarter, gross margins can fluctuate based on a number of factors, including the mix of footprint versus fill, product mix, customer mix and overall volume.
Amortization of Intangible Assets
2021 Compared to 2020. Amortization of intangible assets decreased by $9.6 million in 2021 from 2020 primarily due to certain technologies becoming fully amortized in 2020.
2020 Compared to 2019. Amortization of intangible assets decreased by $3.3 million in 2020 from 2019 due to certain technologies becoming fully amortized in 2020. The decrease was partially offset by capitalization of in-process technology to developed technology in late 2019.
Acquisition and Integration Costs
2021 Compared to 2020. Acquisition and integration costs decreased by $1.8 million in 2021 from 2020 due to the substantial completion of our integration efforts in 2020.
2020 Compared to 2019. Acquisition and integration costs decreased by $26.6 million in 2020 from 2019. This reduction has been the result of lower integration-related headcount, third-party contractors, and vendor spend during 2020 as we have largely completed our integration efforts.
Restructuring and Other Related Costs
2021 Compared to 2020. Restructuring and other related costs decreased $2.6 million in 2021 from 2020 reflecting the substantial completion of our Munich-related restructuring activities in 2020, which was part of our 2018 Restructuring Plan, partially offset by expenses associated with the 2021 Restructuring Plan.
2020 Compared to 2019. In 2020, within cost of revenue, we incurred $4.1 million in restructuring and other related costs, including $4.0 million of severance and related costs and $0.1 million of asset impairment charges and impaired facilities charges. The restructuring and other related costs decreased by $25.8 million due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in 2020. This decrease was partially offset by additional costs under the 2020 Restructuring Plan initiated in the second quarter of 2020.

See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.
Operating Expenses
The following table summarizes our operating expenses for the periods presented (in thousands, except percentages):

	Years Ended
	December 25, 2021	% of total revenue	December 26, 2020	% of total revenue	Change	% Change
Research and development	$299,894	21%	$265,634	20%	$34,260	13%
Sales and marketing	138,829	10%	129,604	10%	9,225	7%
General and administrative	115,415	8%	112,240	8%	3,175	3%
Amortization of intangible assets	17,455	1%	18,581	1%	(1,126)	(6)%
Acquisition and integration costs	614	—%	13,346	1%	(12,732)	(95)%
Restructuring and other related costs	13,246	1%	24,586	2%	(11,340)	(46)%
Total operating expenses	$585,453	41%	$563,991	42%	$21,462	4%

	Years Ended
	December 26, 2020	% of total revenue	December 28, 2019	% of total revenue	Change	% Change
Research and development	$265,634	20%	$287,977	22%	$(22,343)	(8)%
Sales and marketing	129,604	10%	151,423	12%	(21,819)	(14)%
General and administrative	112,240	8%	126,351	10%	(14,111)	(11)%
Amortization of intangible assets	18,581	1%	27,280	2%	(8,699)	(32)%
Acquisition and integration costs	13,346	1%	42,271	3%	(28,925)	(68)%
Restructuring and other related costs	24,586	2%	40,851	3%	(16,265)	(40)%
Total operating expenses	$563,991	42%	$676,153	52%	$(112,162)	(17)%
The following table summarizes the stock-based compensation expense included in our operating expenses for the periods presented (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Research and development	$18,554	$16,863	$17,457
Sales and marketing	12,345	10,907	8,413
General and administration	12,985	13,906	10,460
Total	$43,884	$41,676	$36,330
Research and Development Expenses
2021 Compared to 2020. Research and development expenses increased by $34.3 million, or 13%, in 2021 from 2020. The increase was primarily attributable to higher employee-related costs and equipment and software spending related to investments in future technologies. In 2022, we expect to make additional targeted innovation investments in research and development to support our strategy of expanding our vertically integrated product portfolio, including bringing new products to market quickly.
2020 Compared to 2019. Research and development expenses decreased by $22.3 million, or 8%, in 2020 from 2019. The decrease was primarily attributable to lower employee-related costs and lower travel costs due to the COVID-19 pandemic. The decreases were partially offset by higher outside services spend associated with bringing our new technologies to market. As employee-related costs have declined, we have continued to make targeted innovation investments in research and development to support our strategy of expanding our vertically integrated product portfolio, including bringing new products to market quickly.
Sales and Marketing Expenses
2021 Compared to 2020. Sales and marketing expenses increased by $9.2 million, or 7%, in 2021 from 2020. This increase was driven by higher employee-related costs including higher commissions and other costs, primarily driven by higher bookings. The 2021 increase was partially offset by lower travel and marketing-related expenses.
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
General and Administrative Expenses
2021 Compared to 2020. General and administrative expenses increased by $3.2 million, or 3%, in 2021 from 2020. The increase was attributable to higher employee-related costs, primarily driven by an increase in bonus expenses, and litigation settlements in the second and third quarters of 2021. This was partially offset by lower professional fees and depreciation.
2020 Compared to 2019. General and administrative expenses decreased by $14.1 million, or 11%, in 2020 from 2019. The decrease was attributable to lower outside services spend stemming from cost management initiatives, lower employee-related expenses, lower travel expenses due to the COVID-19 pandemic, and a litigation settlement in the second quarter of 2019.
Amortization of Intangible Assets
2021 Compared to 2020. Amortization of intangible assets decreased by $1.1 million in 2021 from 2020 primarily due to higher amortization of customer relationships and backlog by $1.5 million in 2020. Customer relationships and backlog are amortized over the expected customer lives.
2020 Compared to 2019. Amortization of intangible assets decreased by $8.7 million in 2020 from 2019 primarily due to higher amortization of customer relationships and backlog by $8.1 million in 2019. Customer relationships and backlog is amortized over the expected customer lives.
Acquisition and Integration Costs
2021 Compared to 2020. Acquisition and integration costs decreased by $12.7 million in 2021 from 2020 primarily due to the completion of our integration efforts related to the Acquisition in the first quarter of 2021.
2020 Compared to 2019. Acquisition and integration costs decreased by $28.9 million in 2020 from 2019 due to the substantial completion of our integration efforts in 2020.
Restructuring and Other Related Costs
2021 Compared to 2020. Restructuring and other related costs decreased by $11.3 million in 2021 compared to 2020. The severance and related costs decreased by $9.4 million due to the substantial completion of our Munich-related restructuring activities in 2020, and a decrease of $1.9 million in facilities and related impairments.

2020 Compared to 2019. Restructuring and other related costs decreased by $16.3 million in 2020 compared to 2019. The severance and related costs decreased by $11.2 million due to the substantial completion of restructuring initiatives under the 2018 Restructuring Plan in 2020. This decrease was partially offset by additional costs under the 2020 Restructuring Plan initiated in the second quarter of 2020. Facilities-related impairment charges decreased by $4.9 million due to impairment of a facility in Naperville, Illinois in 2019. The decrease was by offset additional impairment charges on our facility in Naperville and impairment of certain other leased facilities recorded in 2020.
See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on our restructuring plans.
Other Income (Expense), Net

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands)
Interest income	$455	$118	$1,139
Interest expense	(49,099)	(46,728)	(31,657)
Other gain (loss), net	(22,667)	1,121	(2,907)
Total other income (expense), net	$(71,311)	$(45,489)	$(33,425)

2021 Compared to 2020.
Interest income was respectively immaterial.
Interest expense increased by $2.4 million, primarily due to increased accretion of debt discount and amortization of debt issuance costs on the 2027 Notes and the 2024 Notes, contractual interest on the 2027 Notes, and a nonrecurring interest credit from a supplier in 2020. This increase was partially offset by a decrease in interest expense on the Credit Facility, which was repaid in January 2021, and the Finance Assistance Agreement, which was repaid in April 2021, and a decrease in other interest related charges.
The increase in other gain (loss), net, was a loss of $23.8 million primarily due to increase in unrealized foreign exchange losses driven by foreign currency exchange rate changes.
2020 Compared to 2019.
Interest income decreased by $1.0 million in 2020 compared to 2019, primarily due to the liquidation of investments in 2019.
Interest expense increased by $15.1 million, primarily due to amortization of debt discount and debt issuance costs of $6.3 million and contractual interest of $4.0 million on the new convertible debt issued in March 2020, a $1.9 million increase in amortization of debt discount and debt issuance costs on the 2024 Notes (as described below), a $0.9 million increase in interest on a financing assistance arrangement obtained in May 2019, and a $3.7 million increase in interest and other related charges related to the Credit Facility (as described and defined below) obtained in August 2019, and as amended. This increase was offset by a $1.4 million of interest credit from a supplier and reduction in miscellaneous interest charges of $0.3 million.
The change in other gain (loss), net, in 2020 from 2019 was $4.0 million due to a decrease in foreign exchange losses, primarily driven by the favorable foreign currency exchange rate changes.
Provision for Income Taxes
We recognized an income tax expense of $12.0 million on a loss before income taxes of $158.8 million, $6.0 million on a loss before income taxes of $200.7 million, and an income tax benefit of $3.0 million on a loss before income taxes of $383.7 million in 2021, 2020 and 2019, respectively. The resulting effective tax rates were (7.5)%, (3.0)% and 0.8% for 2021, 2020 and 2019, respectively. The 2021 and 2020 effective tax rates differ from the expected statutory rate of 21% based on our ability to benefit from our U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings. The increase in 2021 income tax provision compared to 2020 is due to additional foreign earnings.
Because of our U.S. operating loss in 2021, significant loss carryforward position, and corresponding valuation allowance in all years, other than separate filing state taxes and minimum taxes, we have not been subject to federal or state tax on our U.S. income because of the availability of loss carryforwards. If these losses and other tax attributes become fully utilized, our taxes will increase significantly to a more normalized, expected rate on U.S. earnings. Any potential release of transfer pricing reserves in the future would have a beneficial impact to tax expense, but the timing of the impact depends on factors such as expiration of the statute of limitations or settlements with tax authorities. No significant releases are expected in the near future based on information available at this time.
Liquidity and Capital Resources

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
	(In thousands)

Net cash flow provided by (used in):
Operating activities	$28,128	$(112,300)	$(167,350)
Investing activities	$(41,379)	$(39,009)	$(12,609)
Financing activities	$(101,544)	$334,162	$71,910

	Years Ended
	December 25, 2021	December 26, 2020

	(In thousands)
Cash	$190,611	$298,014
Restricted cash	11,910	17,369
	$202,521	$315,383
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities was $28.1 million for 2021, as compared to net cash used in operating activities of $112.3 million for 2020 and net cash used in operating activities of $167.4 million for 2019.
Net loss for 2021 was $170.8 million, which included non-cash charges of $193.8 million such as depreciation, stock-based compensation, amortization of intangibles assets, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss of $206.7 million in 2020, which included non-cash charges of $206.2 million. Net cash provided by working capital was $5.1 million in 2021. Accounts receivable increased by $45.8 million due to higher billings to customers and timing of collections. Inventory levels increased by $28.0 million due to longer lead time on supply which requires more inventory on hand and higher service inventory to meet customer service level agreements. Prepaid and other assets decreased by $0.4 million primarily due to timing of value-added tax and income tax payments and increase in customer contract assets. Accounts payable increased by $32.3 million primarily due timing of payments to suppliers. Accrued liabilities and other expenses increased by $39.3 million primarily due to accrual of 2021 corporate bonus, restructuring liabilities, tax liabilities, purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in 2021 and no accrual for 2020 corporate bonus. Deferred revenue increased by $7.8 million due to higher maintenance renewals during the period attributable to expanding our installed base. Maintenance contracts are typically contracted on an annual or multi-year basis.

Net loss for 2020 was $206.7 million, which included non-cash charges of $206.2 million such as depreciation, stock-based compensation, amortization of intangibles, operating lease expense, restructuring charges and related costs, and amortization of debt discount and debt issuance costs, compared to a net loss of $386.6 million in 2019, which included non-cash charges of $227.5 million. Net cash used in working capital was $111.8 million in 2020. Accounts receivable decreased by $32.2 million due to cash collections. Inventory levels decreased by $71.4 million due to management efforts to reduce inventory. Prepaid and other assets increased by $36.1 million primarily due to timing of value-added tax and income tax payments and increase in customer contract assets. Accounts payable decreased by $93.4 million primarily due to more timely payments to suppliers. Accrued liabilities and other expenses decreased by $107.7 million primarily due to the payment of the 2019 corporate bonus, restructuring liabilities, tax liabilities, purchases of shares of our common stock under our 2007 Employee Stock Purchase Plan (the “ESPP”) in 2020 and no accrual for 2020 corporate bonus. Deferred revenue increased by $21.9 million due to higher maintenance renewals during the period attributable to expanding our installed base. Maintenance contracts are typically contracted on an annual or multi-year basis.
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
Investing Activities
Net cash used in investing activities for 2021 was $41.4 million for the purchase of property and equipment.
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
Financing Activities
Net cash used in financing activities was $101.5 million for 2021. Financing activities in 2021 included repayments of $77.0 million under the Credit Facility and $24.6 million under the financing assistance arrangement, and payments of $1.6 million for finance lease obligations and $7.3 million for term license purchases. The period also included net proceeds of $16.5 million from the issuance of shares under our ESPP and the exercise of stock options. These proceeds were offset by tax withholdings of $7.2 million paid on behalf of certain employees for net share settlements of restricted stock units (“RSUs”).
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
On August 12, 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which the Company issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million. During the fiscal year ended December 26, 2020, we issued and sold 12,000,000 shares of our common stock under the Sales Agreement, for net proceeds of approximately $93.4 million, after paying Jefferies a sales commission of approximately $2.9 million related to those shares. We used the net proceeds for general corporate purposes, including working capital and capital expenditures.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2027 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 25, 2021, long-term debt, net, included $140.3 million outstanding for the 2027 Notes, which represents the liability component of the $200.0 million principal balance, net of $59.7 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of December 25, 2021, contractual obligations related to the 2027 Notes are payments of $5.0 million due each year from 2022 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
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
Loans under the Amended Credit Agreement bear interest, at our option, at either a rate based on the London Interbank Offered Rate (“LIBOR”) for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. Letters of credit issued pursuant to the Credit Facility will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times the average amount of the letter of credit usage during the immediately preceding quarter in addition to the fronting fees, commissions and other fees. As of December 25, 2021, we had no outstanding borrowings under the Credit Facility, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
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
Upon conversion, it is our intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes. For any remaining conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of December 25, 2021, long-term debt, net, was $329.3 million, which represents the liability component of the $402.5 million principal balance, net of $73.2 million of unamortized debt discount and debt issuance costs. The debt discount and debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of December 25, 2021, contractual obligations related to the 2024 Notes are payments of $8.6 million due each year from 2022 through 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
As of December 25, 2021, we had $202.5 million of cash and restricted cash including $77.6 million of cash held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017, if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
We had stand by letter of credit and bank guarantees as of the years ended December 25, 2021 and December 26, 2020, respectively.
See Note 14, “Guarantees” to the Notes to Consolidated Financial Statements for further information.
Contractual Obligations
The following is a summary of our contractual obligations as of December 25, 2021 and December 26, 2020 (in thousands):

	December 25, 2021	December 26, 2020	Change	% Change
Operating leases(1)	$90,887	$121,898	$(31,011)	(25)%
Financing lease obligations	2,337	2,683	(346)	(13)%
Purchase obligations(2)	591,540	291,365	300,175	103%
2027 Notes, including interest(3)	227,500	232,500	(5,000)	(2)%
2024 Notes, including interest(3)	428,159	436,712	(8,553)	(2)%
Mortgage payable, including interest	8,392	9,570	(1,178)	(12)%
Financing assistance agreement, including interest(4)	—	26,263	(26,263)	(100)%
Asset-based revolving credit facility(4)	—	77,750	(77,750)	(100)%
Total contractual obligations(5)	$1,348,815	$1,198,741	$150,074	13%
(1)We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years, and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to six years. We also have contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. In 2021 certain operating leases had expired. See Note 13, "Commitments and Contingencies" to the Notes to Consolidated Financial Statements for more information.
(2)We have service agreements with certain production suppliers under which we are committed to purchase certain parts. The increase in purchase obligations compared with the end of fiscal 2020 was due to increased lead-time commitments required to secure supply and pricing for certain product components.
(3)For additional information regarding our asset-based revolving credit facility and 2027 and 2024 Notes, see Note 12, “Debt” to the Notes to Consolidated Financial Statements.
(4)Our financing assistance agreement and asset-based revolving facility were repaid during 2021. See Note 12, "Debt” to the Notes to Consolidated Financial Statements for more information.
(5)Certain commitments and contingencies are not included in the table because we cannot reliably estimate the timing and amount of future payments, if any. For example, tax liabilities of $14.9 million related to uncertain tax positions and expected future payments to our pension and post-employment plans are excluded from the contractual obligation table because they do not represent contractual cash outflows as they are dependent on various factors. See Note 18, "Employee Benefit and Pension Plans" to the Notes to Consolidated Financial Statements for more information relating to our pension and post-retirement benefit plans.

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
We believe our critical accounting policies and estimates are those related to revenue recognition, accounting for income taxes, and inventory valuation. Management considers these policies critical because they are both important to the portrayal of our financial condition and results of operations, and they require management to make judgments and estimates about inherently uncertain matters.
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

We must assess the likelihood that some portion or all of our deferred tax assets will be recovered from future taxable income within the respective jurisdictions, and to the extent the Company believes that recovery does not meet the “more-likely-than-not” standard, it must establish a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required in determining its provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In evaluating the need for a full or partial valuation allowance, all positive and negative evidence must be considered, including the Company's forecast of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors. Based on the available objective evidence, at December 25, 2021, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the domestic net deferred tax assets are subject to a full valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made.
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
We enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency denominated account balances primarily in euros and British pounds. As a result, we do not expect a significant impact to our results from a change in exchange rates on foreign denominated non-functional account balances in the near-term. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate fluctuations on the underlying foreign currency denominated non-functional currency account balances. Accordingly, the effect of an immediate 10% adverse change in foreign exchange rates on these transactions during 2021 would not be material to our results of operations.
Interest Rate Risk
We had cash and restricted cash totaling $202.5 million and $315.4 million as of December 25, 2021 and December 26, 2020, respectively. The unrestricted cash is held for working capital purposes. We do not enter into investments for speculative purposes. The effect of an immediate 10% adverse change in interest rates would not be material to our results of operations.
In September 2018 and March 2020, we issued the 2024 Notes and 2027 Notes, respectively (collectively, the "Notes"). The 2024 and 2027 Notes have a fixed annual interest rate of 2.125% and 2.50%, respectively, and, therefore, we do not have economic interest rate exposure on the 2024 and 2027 Notes. However, the fair values of the 2027 Notes are subject to interest rate risk, credit risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The fair value of the Notes will generally increase as our credit worthiness improves and decrease when our creditworthiness weakens. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the Notes at fair value. We present the fair value of the Notes for required disclosure purposes only. As of December 25, 2021, the fair value of the 2024 and 2027 Notes was $472.1 million and $293.4 million, respectively. The fair value was determined based on the estimated fair value or quoted bid price as applicable of the 2024 and 2027 Notes in an over-the-counter market on December 23, 2021. The Notes are classified as Level 2 of the fair value hierarchy.
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If our common stock price is above the initial conversion price of $9.87 or $7.66 for the 2024 and 2027 Notes, respectively, upon conversion or at maturity, the amount of cash or shares of common stock required to pay the conversion premium is not fixed and would increase if our common stock price increases.
See Note 12, “Debt” to the Notes to Consolidated Financial Statements for further information.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinera Corporation (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
Inventory Valuation
Description of the Matter
At December 25, 2021, the Company’s inventory balance was $291.4 million and represented 18.4% of total assets. As discussed in Note 2 of the consolidated financial statements, the Company assesses the valuation of inventories, including raw materials, work-in-process, and finished goods, in each reporting period. Obsolete inventory or inventory in excess of management’s forecasted demand is written down to its estimated net realizable value if less than cost.
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
February 23, 2022

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinera Corporation
Opinion on Internal Control over Financial Reporting
We have audited Infinera Corporation’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinera Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

/s/    Ernst & Young LLP

San Jose, California
February 23, 2022

INFINERA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash	$190,611	$298,014
Short-term restricted cash	2,840	3,293
Accounts receivable, net	358,954	319,428
Inventory	291,367	269,307
Prepaid expenses and other current assets	147,989	171,831
Total current assets	991,761	1,061,873
Property, plant and equipment, net	160,218	153,133
Operating lease right-of-use assets	45,338	68,851
Intangible assets, net	86,574	124,882
Goodwill	255,788	273,426
Long-term restricted cash	9,070	14,076
Other long-term assets	38,475	36,256
Total assets	$1,587,224	$1,732,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,404	$175,762
Accrued expenses and other current liabilities	147,029	150,550
Accrued compensation and related benefits	88,021	52,976
Short-term debt, net	533	101,983
Accrued warranty	23,204	19,369
Deferred revenue	137,297	133,246
Total current liabilities	612,488	633,886
Long-term debt, net	476,789	445,996
Long-term accrued warranty	21,106	21,339
Long-term deferred revenue	31,612	29,810
Long-term deferred tax liability	2,364	4,164
Long-term operating lease liabilities	54,326	76,126
Other long-term liabilities	64,768	94,892
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares—500,000 in 2021 and 500,000 in 2020 Issued and outstanding shares—211,381 in 2021 and 201,397 in 2020	211	201
Additional paid-in capital	2,026,098	1,965,245
Accumulated other comprehensive loss	(4,496)	(11,898)
Accumulated deficit	(1,698,042)	(1,527,264)
Total stockholders' equity	323,771	426,284
Total liabilities and stockholders’ equity	$1,587,224	$1,732,497
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Revenue:
Product	$1,099,376	$1,045,551	$1,011,488
Services	325,829	310,045	287,377
Total revenue	1,425,205	1,355,596	1,298,865
Cost of revenue:
Cost of product	732,071	751,465	735,059
Cost of services	174,008	160,118	146,916
Amortization of intangible assets	19,621	29,247	32,583
Acquisition and integration costs	—	1,828	28,449
Restructuring and other related costs	1,531	4,146	29,935
Total cost of revenue	927,231	946,804	972,942
Gross profit	497,974	408,792	325,923
Operating expenses:
Research and development	299,894	265,634	287,977
Sales and marketing	138,829	129,604	151,423
General and administrative	115,415	112,240	126,351
Amortization of intangible assets	17,455	18,581	27,280
Acquisition and integration costs	614	13,346	42,271
Restructuring and other related costs	13,246	24,586	40,851
Total operating expenses	585,453	563,991	676,153
Loss from operations	(87,479)	(155,199)	(350,230)
Other income (expense), net:
Interest income	455	118	1,139
Interest expense	(49,099)	(46,728)	(31,657)
Other income (loss), net	(22,667)	1,121	(2,907)
Total other income (expense), net	(71,311)	(45,489)	(33,425)
Loss before income taxes	(158,790)	(200,688)	(383,655)
Provision for income taxes	11,988	6,035	2,963
Net loss	(170,778)	(206,723)	(386,618)
Net loss per common share:
Basic	$(0.82)	$(1.10)	$(2.16)
Diluted	$(0.82)	$(1.10)	$(2.16)
Weighted average shares used in computing net loss per common share:
Basic	207,377	188,216	178,984
Diluted	207,377	188,216	178,984
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

		Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net loss	$(170,778)	$(206,723)	$(386,618)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	—	91
Foreign currency translation adjustment	(8,561)	29,040	(9,376)
Actuarial gain (loss) on pension liabilities	12,580	(8,183)	(1,692)
Amortization of net actuarial loss	3,383	1,884	1,638
Net change in accumulated other comprehensive income (loss)	7,402	22,741	(9,339)
Comprehensive loss	$(163,376)	$(183,982)	$(395,957)
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 25, 2021, December 26, 2020 and December 28, 2019
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2018	175,452	$175	$1,685,916	$(25,300)	$(956,970)	$703,821
ESPP shares issued	2,897	3	12,049	—	—	12,052
Shares withheld for tax obligations	(98)	—	(425)	—	—	(425)
Restricted stock units released	2,883	3	—	—	—	3
Stock-based compensation	—	—	43,344	—	—	43,344
Cumulative-effect adjustment from adoption of Topic 842	—	—	—	—	23,697	23,697
Other comprehensive loss	—	—	—	(9,339)	—	(9,339)
Net loss	—	—	—	—	(386,618)	(386,618)
Balance at December 28, 2019	181,134	$181	$1,740,884	$(34,639)	$(1,319,891)	$386,535
Shares of common stock sold in at-the market equity offering, net of issuance costs	12,000	$12	$92,852	$—	$—	$92,864
Stock options exercised	474	—	3,995	—	—	3,995
Retirement of common shares purchased upon exercise of options	(254)	—	(2,255)	—	—	(2,255)
ESPP shares issued	3,001	3	15,343	—	—	15,346
Shares withheld for tax obligations	(330)	—	(2,013)	—	—	(2,013)
Restricted stock units released	5,372	5	—	—	—	5
Stock-based compensation	—	—	48,642	—	—	48,642
Cumulative-effect adjustment from adoption of Topic 326	—	—	—	—	(650)	(650)
Conversion option related to convertible senior notes, net of allocated costs	—	—	67,797	—	—	67,797
Other comprehensive income	—	—	—	22,741	—	22,741
Net loss	—	—	—	—	(206,723)	(206,723)
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
ESPP shares issued	2,272	$2	$16,164	$—	$—	$16,166
Stock option exercised	46		332	—	—	332
Restricted stock units released	8,474	8	—	—	—	8
Shares withheld for tax obligations	(808)	—	(7,178)	—	—	(7,178)
Stock-based compensation	—	—	51,535	—	—	51,535
Other comprehensive income	—	—	—	7,402	—	7,402
Net loss	—	—	—	—	(170,778)	(170,778)
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
The accompanying notes are an integral part of these consolidated financial statements.

INFINERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Cash Flows from Operating Activities:
Net loss	$(170,778)	$(206,723)	$(386,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,583	100,140	119,824
Non-cash restructuring charges and other related costs	6,805	5,471	13,937
Amortization of debt discount and issuance costs	32,455	28,115	19,162
Operating lease expense	14,993	18,556	31,141
Stock-based compensation expense	51,812	49,461	43,294
Other, net	4,147	4,438	178
Changes in assets and liabilities:
Accounts receivable	(45,783)	32,150	(35,395)
Inventory	(28,022)	71,424	(42,840)
Prepaid expenses and other current assets	(424)	(36,127)	(93,621)
Accounts payable	32,304	(93,411)	83,272
Accrued expenses and other current liabilities	39,283	(107,704)	54,658
Deferred revenue	7,753	21,910	25,658
Net cash provided by (used in) operating activities	28,128	(112,300)	(167,350)
Cash Flows from Investing Activities:
Proceeds from sales of available-for-sale investments	—	—	1,499
Proceeds from maturities of investments	—	—	25,085
Acquisition of business, net of cash acquired	—	—	(10,000)
Proceeds from sale of non-marketable equity investments	—	—	1,009
Purchase of property and equipment, net	(41,379)	(39,009)	(30,202)
Net cash used in investing activities	(41,379)	(39,009)	(12,609)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs of $3,380	—	92,916	—
Proceeds from issuance of 2027 Notes	—	194,500	—
Proceeds from mortgage payable	—	—	8,584
Proceeds from short-term borrowings	—	—	24,310
Proceeds from revolving line of credit	—	55,000	48,125
Repayment of third-party manufacturing funding	(24,610)	(5,346)	—
Repayment of revolving line of credit	(77,000)	(8,000)	(20,000)
Repayment of mortgage payable	(350)	(233)	(300)
Payment of debt issuance cost	—	(2,455)	(273)
Principal payments on financing lease obligations	(1,631)	(1,587)	(163)
Payment of term license obligation	(7,272)	(5,692)	—
Proceeds from issuance of common stock	16,497	17,072	12,053
Tax withholding paid on behalf of employees for net share settlement	(7,178)	(2,013)	(426)
Net cash (used in) provided by financing activities	(101,544)	334,162	71,910
Effect of exchange rate changes on cash	1,933	(267)	(1,491)
Net change in cash	(112,862)	182,586	(109,540)
Cash and restricted cash at beginning of period	315,383	132,797	242,337
Cash and restricted cash at end of period(1)	$202,521	$315,383	$132,797

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$18,703	$5,039	$16,944
Cash paid for interest	$18,261	$15,638	$9,564
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to fixed assets	$2,279	$1,083	$2,961
Third-party manufacturer funding for transfer expenses incurred	$—	$—	$6,960
Unpaid debt issuance cost	$—	$—	$2,493
Property and equipment included in accounts payable and accrued liabilities	$9,011	$—	$3,838
Unpaid term licenses (included in accounts payable, accrued liabilities and other long term liabilities)	$9,339	$12,478	$—
(1)     Reconciliation of cash and restricted cash to the consolidated balance sheets:

	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands)
Cash	$190,611	$298,014	$109,201
Short-term restricted cash	2,840	3,293	4,339
Long-term restricted cash	9,070	14,076	19,257
Total cash and restricted cash	$202,521	$315,383	$132,797
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
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2021, 2020 and 2019 were 52-week years that ended on December 25, 2021, December 26, 2020 and December 28, 2019, respectively. The next 53-week year will end on December 31, 2022.
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
2.    Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgements made by management include revenue recognition, inventory valuation, and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include stock-based compensation, employee benefit and pension plans, manufacturing partner and supplier liabilities, allowances for sales returns, allowances for credit losses, useful life of intangibles and property, plant and equipment, impairment loss related to lease abandonment, accrued warranty, operating and finance lease liabilities, restructuring and other related costs, fair value measurement of the debt component of the convertible senior notes, and loss contingencies. The Company bases its assumptions on historical experience and also on assumptions that it believes are reasonable. Actual results could differ materially from those estimates. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the outbreak of a novel strain of the coronavirus (“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's consolidated financial statements.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
 The Company estimates the fair value of the rights to acquire stock under its 2007 Employee Stock Purchase Plan (the “ESPP”) using the Black-Scholes option pricing formula. The ESPP provides for consecutive six-month offering periods and the Company's historical volatility data in the valuation of shares that are purchased under the ESPP.
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants, RSUs typically vest ratably on an annual basis over four years. For annual refresh grants, RSUs typically vest ratably over 18 months to three years.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company granted performance shares (“PSUs”) to its executive officers and senior management. The PSUs granted during 2018 to the Company’s executive officers and senior management are based on the Total Shareholder Return ("TSR") of the Company’s common stock price relative to the TSR of the individual companies listed in the S&P North American Technology Multimedia Networking Index (the "SPGIIPTR") over the span of one year, two years and three years. The number of shares to be issued upon vesting of these PSUs range from zero to two times the target number of PSUs granted depending on the Company’s performance against the individual companies listed in the SPGIIPTR. This performance metric is classified as a market condition.
PSUs granted to the Company's executive officers and senior management during 2019, 2020 and 2021 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs is capped at the target number of PSUs granted. The Company assesses the achievement status of these PSUs on a quarterly basis and records the related stock-based compensation expenses based on the estimated achievement payout.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Advertising
All advertising costs are expensed as incurred. Advertising expenses in 2021, 2020 and 2019 were $1.6 million, $1.3 million, and $1.5 million, respectively.
Accounting for Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its taxes in each of the jurisdictions in which it operates. The Company estimates actual current tax expense together with assessing temporary differences resulting from different treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in consolidated statements of operations become deductible expenses under applicable income tax laws or loss, or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income within the respective jurisdictions against which these deductions, losses and credits can be utilized within the applicable future periods.
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
Foreign Currency Translation and Transactions
The Company considers the functional currencies of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date, revenue, costs and expenses are translated at average exchange rates in effect during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets and consolidated statements of comprehensive income (loss).
For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss, which is recorded to other income (loss), net, in the Company's consolidated statement of operations, in the same period that the re-measurement occurred. Aggregate foreign exchange transactions recorded in 2021, 2020 and 2019 were losses of $17.2 million, $0.2 million, and $3.7 million, respectively.
The Company enters into foreign currency exchange forward contracts to reduce the impact of foreign exchange fluctuations on earnings from certain non-functional currency account balances denominated primarily in euros and British pounds.
Cash
Cash consists primarily of cash in bank deposit accounts which, at times, a portion may exceed federally insured limits. The Company has not experienced any losses in such accounts.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company measures its foreign currency exchange forward contracts and debt securities at fair value and classifies them in accordance with the fair value hierarchy on a recurring basis.
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
Facilities-related Charges
The Company estimates the fair value of its facilities-related charges associated with its restructuring plans, based on estimated future discounted cash flows and unobservable inputs, which includes the amount and timing of estimated sublease rental receipts that the Company can reasonably obtain over the remaining lease term and the discount rate.
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
Refer to Note 18, "Employee Benefit and Pension Plans" to the Notes to Consolidated Financial Statements, for more information on fair value of plan assets by major asset category.
Accounts Receivable and Allowances for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for estimated credit losses resulting from the inability of its customers to make required payments and reviewed the allowance quarterly. The Company determines expected credit losses by performing credit evaluations of its customers' financial condition, establishing both a general reserve and specific reserve for customers in adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers a customer's receivable balance past due when the amount is due beyond the credit terms extended, The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks. Amounts are written off when receivables are determined to be uncollectible.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Allowances for Sales Returns
Customer product returns are approved on a case by case basis. Specific reserve provisions are made based upon a specific review of all the approved product returns where the customer has yet to return the products to generate the related sales return credit at the end of a period. Estimated sales returns are provided for as a reduction to revenue. At December 25, 2021, December 26, 2020 and December 28, 2019, revenue was reduced for estimated sales returns by $0.8 million, $2.4 million, and $3.5 million, respectively.
Concentration of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, restricted cash, foreign exchange contracts and accounts receivable.
The risk with respect to foreign exchange contracts is mitigated by entering into these contracts with a large high-quality financial institution and the Company monitors the creditworthiness of the counterparty consistently.
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
As of December 25, 2021, no customer accounted for over 10% of the Company's accounts receivable balance, net on the consolidated balance sheets. As of December 26, 2020, one customer accounted for over 10% of the Company's accounts receivable balance, net on the consolidated balance sheets.
One customer accounted for approximately 11% and 13% of the Company's revenue in 2020 and 2019, respectively. No other customers accounted for 10% or more of the Company's revenue in 2020 and 2019. No customer accounted for 10% or more of the Company's revenue in 2021.
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
The Company enters into foreign currency exchange forward contracts to manage its exposure to fluctuations in foreign exchange rates that arise primarily from euro and British pounds. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying account balances, and therefore, do not subject the Company to material balance sheet risk.
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

Estimated Useful Lives
Building	20 years
Laboratory and manufacturing equipment	1.5 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware	3 to 5 years
Computer software	3 years
Leasehold and building improvements	1 to 11 years
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
Impairment of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that as a result of the qualitative assessment that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required or it can directly perform the quantitative analysis. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.
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
Leases
The Company has operating leases primarily for real estate (facilities) and automobiles. The Company has finance leases primarily for computer hardware, laboratory and manufacturing equipment and leasehold and building improvements.
The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to six years.
The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right of use ("ROU") assets, accrued expenses and other current liabilities and operating lease liabilities on the Company's consolidated balance sheets. Finance leases are included in

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
property, plant and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
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
Restructuring and Other Related Costs
The Company records costs associated with exit activities related to restructuring plans in accordance with ASC 420, “Exit or Disposal Cost Obligations,” or ASC 712, “Compensation — Nonretirement Postemployment Benefits.” Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of the associated cash payments is dependent upon the type of exit cost and extends over an approximately four-year period. The Company records restructuring cost liabilities in “accrued expenses and other current liabilities” and "other long-term liabilities" in the consolidated balance sheet.
Restructuring costs include employee and contract termination costs, facility consolidation and closure costs, lease related impairment charges, equipment write-downs and inventory write-downs. One-time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. This update removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. This update also simplifies the diluted net income per share calculation in certain areas. The update is effective for annual and interim periods beginning after December 15, 2021, and interim periods within those fiscal years. The Company will adopt ASU 2020-06 as of December 26, 2021 using the modified retrospective transition method, which will result in a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. Prior period financial statements will not be restated upon adoption.
Upon adoption of ASU 2020-06, the Company will no longer record the conversion feature of its convertible senior notes in equity. Instead, the Company will combine the previously separated equity component with the liability component, which together will be classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, a portion of issuance costs previously allocated to equity will be reclassified to debt and amortized as interest expense. Accordingly, the Company expects to record an increase to accumulated deficit, a decrease to additional paid-in capital, and an increase to convertible senior notes. Also upon adoption, the Company will no longer utilize the treasury stock method for earnings per share purposes. Instead, the Company will use the if-converted method when reporting the weighted-average number of potentially dilutive shares of common stock. Although the required use of the if-converted method will not impact the diluted net loss per share as long as the Company is in a net loss position, the Company will be required to include disclosure of all the underlying shares regardless of the average stock price for the reporting period.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, operating lease expense was $25.5 million, $34.0 million and $41.5 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $6.3 million, $9.9 million and $15.9 million for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.
As of December 25, 2021, $16.5 million was included in accrued expenses and other current liabilities and $54.3 million as long-term operating lease liabilities. As of December 26, 2020, $14.9 million was included in accrued expenses and other current liabilities and $76.1 million as long-term operating lease liabilities.
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase at the end of the term. Finance leases included in Property, Plant, & Equipment, net in the consolidated balance sheets were as follows (in thousands):

	December 25, 2021	December 26, 2020
Computer hardware	$1,208	$—
Laboratory and manufacturing equipment	$1,973	$1,973
Leasehold and building improvements	$2,333	$2,512
The following table presents finance lease expense comprising of amortization of right of use asset and interest expense (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Amortization of right of use asset	$960	$733	$339
Interest Expense	190	185	126
Total finance lease expense	$1,150	$918	$465
The following table presents balance sheet detail of finance lease liability (in thousands):

	December 25, 2021	December 26, 2020
Accrued expenses and other current liabilities	$1,291	$1,138
Other long-term liabilities	954	1,383
Total finance lease liability	$2,245	$2,521

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of December 25, 2021 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$90,887	$2,337
Less: interest(1)	20,018	92
Present value of lease liabilities	$70,869	$2,245
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the fiscal year ended December 25, 2021 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	5.92 years	1.68 years
Weighted average discount rate	9.18%	7.04%
Cash paid for amounts included in the measurement of lease liabilities	$23,477	$1,632
Leased assets obtained in exchange for new lease liabilities	$3,070	$1,208
4.    Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balance of the Company’s capitalized costs to obtain a contract as of December 25, 2021 and December 26, 2020 were $0.7 million and zero, respectively. The Company's amortization expense was not material for the fiscal year ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Product	$1,099,376	$1,045,551	$1,011,488
Services	325,829	310,045	287,377
Total revenue	$1,425,205	$1,355,596	$1,298,865
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf. The following tables present the Company's revenue disaggregated by geography, based on the shipping address of the customer and by sales channel (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
United States	$663,808	$630,422	$628,075
Other Americas	107,963	99,158	93,251
Europe, Middle East and Africa	477,787	424,411	418,333
Asia Pacific	175,647	201,605	159,206
Total revenue	$1,425,205	$1,355,596	$1,298,865

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Direct	$1,099,632	$1,039,976	$1,032,527
Indirect	325,573	315,620	266,338
Total revenue	$1,425,205	$1,355,596	$1,298,865
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 25, 2021	December 26, 2020
Accounts receivable, net	$358,954	$319,428
Contract assets	$49,052	$51,583
Deferred revenue	$168,909	$163,056
Revenue recognized for the fiscal year ended December 25, 2021 and December 26, 2020 that was included in the deferred revenue balance at the beginning of the reporting period was $88.1 million and $85.2 million, respectively. Changes in the contract asset and liability balances during the fiscal year ended December 25, 2021 and December 26, 2020 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized in the future as of December 25, 2021	$679,856	$51,634	$21,591	$4,497	$2,354	$3,128	$763,060

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.    Fair Value Measurements
The following table presents the Company’s fair value hierarchy for its assets (liabilities) measured at fair value on a recurring basis (in thousands):

	As of December 25, 2021			As of December 26, 2020
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets (Liabilities)
Foreign currency exchange forward contracts	$—	$(221)	$(221)	$—	$(72)	$(72)
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than our 2024 Notes and our 2027 Notes (collectively referred to as "Convertible Senior Notes" below) approximate their fair values. The fair value of Convertible Senior Notes were determined based on the quoted bid price of the Convertible Senior Notes in an over-the-counter market on December 23, 2021 (the last trading day of the fiscal quarter).
The following table presents the estimated fair values of the Convertible Senior Notes (in thousands):

	As of December 25, 2021			As of December 26, 2020
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Debt
Convertible Senior Notes	$—	$765,412	$765,412	$—	$834,450	$834,450
During 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of December 25, 2021 and December 26, 2020, none of the Company’s existing securities were classified as Level 3 securities.
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
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of December 25, 2021.
Facilities-related Charges
In connection with its Restructuring Plans (as defined in Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements), the Company incurred facilities related charges of $6.3 million and $9.9 million for the years ended December 25, 2021 and December 26, 2020, respectively. These charges were calculated at fair value based on estimated future discounted cash flows and are classified as Level 3 measurement due to the significance of unobservable inputs, which included the amount and timing of estimated sublease rental receipts that the Company could reasonably obtain over the remaining lease term and the discount rate. See Note 9, “Restructuring and Other Related Costs” to the Notes to Consolidated Financial Statements for more information on the 2018 Restructuring Plan.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash
As of December 25, 2021, the Company had $202.5 million of cash and restricted cash, including $77.6 million held by its foreign subsidiaries. As of December 26, 2020, the Company had $315.4 million of cash and restricted cash including $100.4 million held by its foreign subsidiaries. The Company's cash in foreign locations is used for operational and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
As of December 25, 2021 and December 26, 2020, the Company posted $0.9 million and $0.9 million, respectively of collateral on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying consolidated balance sheets.
The before-tax effect of foreign currency exchange forward contracts was a gain of $0.9 million, $0.3 million and $0.5 million for 2021, 2020 and 2019, respectively, included in other gain (loss), net, in the consolidated statements of operations. In each of these periods, the impact of the gross gains and losses were offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of December 25, 2021, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes and accordingly, changes in the fair value are recorded in the accompanying consolidated statements of operations. These contracts were with one high-quality institution and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	As of December 25, 2021		As of December 26, 2020
	Gross Notional(1)	Accrued expenses and other current liabilities	Gross Notional(1)	Accrued expenses and other current liabilities
Foreign currency exchange forward contracts
Related to euro denominated receivables	$21,981	$(139)	$23,605	$(59)
Related to British pound denominated receivables	7,566	(82)	4,868	(13)
Total	$29,547	$(221)	$28,473	$(72)
(1)Represents the face amounts of forward contracts that were outstanding as of the period noted.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the consolidated balance sheets and cash received are reflected as cash provided by operating activities in the consolidated statements of cash flow. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's consolidated statements of operations. For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, the Company's recognized factoring related interest expense was approximately $0.4 million, $0.4 million and $0.6 million, respectively. The gross amount of trade accounts receivables sold totaled approximately $121.3 million and $80.2 million for the fiscal years ended December 25, 2021 and December 26, 2020 respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill for the fiscal year ended December 25, 2021 (in thousands):

Balance as of December 26, 2020	$273,426
Foreign currency translation adjustments	(17,638)
Balance as of December 25, 2021	$255,788
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has zero accumulated impairment loss on goodwill.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 25, 2021 and December 26, 2020 (in thousands):

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	157,495	(104,701)	52,794	4.2
Developed technology (1)	182,844	(149,064)	33,780	1.5
Total intangible assets	$340,339	$(253,765)	$86,574
(1)As a result of the exit from certain product lines in connection with the Company's restructuring initiatives, we shortened the life of certain developed technology intangibles.

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	162,098	(90,667)	71,431	4.9
Developed technology	192,285	(138,834)	53,451	3.0
Total intangible assets	$354,383	$(229,501)	$124,882
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $37.1 million, $47.8 million and $59.9 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 25, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Total future amortization expense	$86,574	$38,293	$23,463	$9,025	$9,025	$6,768	$—

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the fiscal year ended December 25, 2021 (in thousands):

Balance as of December 26, 2020	$2,912
Additions(1)	822
Write offs(2)	(2,378)
Other(3)	(52)
Balance as of December 25, 2021	$1,304
(1)The new additions during the fiscal year ended December 25, 2021 are primarily due to specific reserves.
(2)The write offs during the fiscal year ended December 25, 2021 are primarily amounts fully reserved previously.
(3)Primarily represents foreign currency translation adjustments.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides details of selected balance sheet items (in thousands):

	December 25, 2021	December 26, 2020
Inventory
Raw materials	$39,379	$34,693
Work in process	53,924	55,835
Finished goods	198,064	178,779
Total	$291,367	$269,307
Property, plant and equipment, net
Computer hardware	$45,824	$34,502
Computer software(1)	56,820	44,397
Laboratory and manufacturing equipment	287,875	333,955
Land and building	14,393	12,349
Furniture and fixtures	2,164	3,445
Leasehold and building improvements	49,447	66,014
Construction in progress	18,807	39,727
Subtotal	$475,330	$534,389
Less accumulated depreciation and amortization(2)	(315,112)	(381,256)
Total	$160,218	$153,133
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$26,481	$18,848
Taxes payable	43,308	45,884
Restructuring accrual	8,610	9,292
Short-term operating and financing lease liability	17,792	16,023
Other accrued expenses and other current liabilities	50,838	60,503
Total accrued expenses and other current liabilities	$147,029	$150,550
(1)Included in computer software at December 25, 2021 and December 26, 2020 were $25.9 million and $25.4 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at December 25, 2021 and December 26, 2020 were $8.9 million and $10.8 million, respectively. Also included in computer software at December 25, 2021 and December 26, 2020 was $20.9 million and $17.0 million, respectively, related to term licenses. The unamortized term license costs at December 25, 2021 and December 26, 2020 was $9.2 million and $12.0 million, respectively.
(2)Depreciation expense was $47.1 million, $52.3 million and $60.0 million (which includes depreciation of capitalized ERP costs of $2.8 million, $2.6 million and $2.4 million) for 2021, 2020 and 2019, respectively. Also included in depreciation expense for 2021 was $6.7 million related to term licenses.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.    Restructuring and Other Related Costs
In December 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, including closure of its Berlin, Germany site, reducing headcount at its Munich, Germany site, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. The Berlin and Munich initiatives were substantially completed in 2020. In 2021, the Company incurred lease related impairment charges from consolidation of its Munich site resulting in partial abandonment of the leased facility. In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
In 2020, the Company implemented a restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. The identified cost reduction initiatives under the 2020 Restructuring Plan were substantially completed, with the majority of associated payments made in 2020 and the remaining amounts substantially paid during 2021.
In 2021, the Company announced a plan to restructure certain international research & development operations (the "2021 Restructuring Plan"). The Company estimates it will incur total costs related to the restructuring ranging from $10.0 million to $12.0 million, of which $8.5 million was recorded for the fiscal year ended December 25, 2021. The 2021 Restructuring Plan is expected to be substantially completed with the associated payments made in 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying consolidated statements of operations under the 2021 Restructuring Plan, 2020 Restructuring Plan, the 2018 Restructuring Plan and Coriant's previous restructuring and reorganization plans (in thousands):

	Years Ended
	December 25, 2021		December 26, 2020		December 28, 2019
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and related expenses	$335	$4,615	$4,042	$14,054	$26,576	$25,303
Lease related impairment charges	—	6,340	88	9,851	1,158	14,703
Asset impairment	—	1,746	14	468	2,201	7
Others	1,196	545	2	213	—	838
Total	$1,531	$13,246	$4,146	$24,586	$29,935	$40,851

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets (in thousands):

	Severance and related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance as of December 28, 2019	$28,565	$—	$—	$838	$29,403
Charges	18,096	9,939	482	215	28,732
Cash payments	(36,346)	(5,102)	(28)	(719)	(42,195)
Non-cash Settlements and Other	(74)	(4,837)	(454)	(104)	(5,469)
Balance as of December 26, 2020	$10,241	$—	$—	$230	$10,471
Charges	4,951	6,340	1,746	1,740	14,777
Cash payments	(7,091)	(2,089)	—	(381)	(9,561)
Non-cash Settlements and Other	(565)	(4,251)	(1,746)	(243)	(6,805)
Balance as of December 25, 2021	$7,536	$—	$—	$1,346	$8,882
As of December 25, 2021, the Company's restructuring liability was primarily comprised of $7.7 million related to the 2021 Restructuring Plan and $1.2 million is related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by end of 2022.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10.    Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The following table sets forth the changes by component for the periods presented (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 29, 2018	$(91)	$(18,932)	$(5,313)	$(964)	$(25,300)
Other comprehensive income (loss) before reclassifications	91	(9,376)	(1,692)	—	(10,977)
Amounts reclassified from accumulated other comprehensive income	—	—	1,638	—	1,638
Net current-period other comprehensive income (loss)	91	(9,376)	(54)	—	(9,339)
Balance at December 28, 2019	$—	$(28,308)	$(5,367)	$(964)	$(34,639)
Other comprehensive income (loss) before reclassifications	—	29,040	(8,183)	—	20,857
Amounts reclassified from accumulated other comprehensive income	—	—	1,884	—	1,884
Net current-period other comprehensive income (loss)	—	29,040	(6,299)	—	22,741
Balance at December 26, 2020	$—	$732	$(11,666)	$(964)	$(11,898)
Other comprehensive income (loss) before reclassifications	—	(8,561)	12,580	—	4,019
Amounts reclassified from accumulated other comprehensive loss	—	—	3,383	—	3,383
Net current-period other comprehensive income (loss)	—	(8,561)	15,963	—	7,402
Balance at December 25, 2021	$—	$(7,829)	$4,297	$(964)	$(4,496)
11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding in-the-money stock options, assumed release of outstanding RSUs and PSUs, and assumed issuance of common stock under the ESPP using the treasury stock method. Potentially dilutive common shares also include the assumed conversion of $402.5 million in aggregate principal amount of the Company's 2.125% convertible senior notes due September 1, 2024 (the “2024 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Consolidated Financial Statements), and $200 million in aggregate principal amount of the Company's 2.50% convertible senior notes due March 1, 2027 (the “2027 Notes”) from the conversion spread (as further discussed in Note 12, “Debt” to the Notes to Consolidated Financial Statements). The Company would include the dilutive effects of the 2024 Notes and 2027 Notes in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the 2024 Notes and 2027 Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the 2024 Notes and 2027 Notes being converted; therefore, only the conversion spread relating to the 2024 Notes and 2027 Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net loss	$(170,778)	$(206,723)	$(386,618)
Weighted average common shares outstanding - basic and diluted	207,377	188,216	178,984
Net loss per common share - basic and diluted	$(0.82)	$(1.10)	$(2.16)
The Company incurred net losses during 2021, 2020 and 2019, and as a result, potential common shares from stock options, RSUs, PSUs and the assumed release of outstanding shares under the ESPP were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive. Additionally, due to the net loss position during these periods, the Company excluded the potential shares issuable upon conversion of the 2027 Notes and the 2024 Notes in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.
The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	As of
	December 25, 2021	December 26, 2020	December 28, 2019
Stock options outstanding	—	451	873
Restricted stock units	12,860	13,947	11,776
Performance stock units	2,751	3,668	2,389
Employee stock purchase plan shares	1,157	1,713	569
Total	16,768	19,779	15,607
12.    Debt
The following is a summary of our debt as of December 25, 2021 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$329.2	$402.5	2.125%	September 2024
2027 Notes	—	140.3	200.0	2.50%	March 2027
Asset-based Revolving Credit Facility	—	—	—	1.375% - 2.5%	March 2024
Mortgage	0.5	7.3	7.8	5.25%	March 2024
	$0.5	$476.8	$610.3

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following is a summary of our debt as of December 26, 2020 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$306.4	$402.5	2.125%	September 2024
2027 Notes	—	131.8	200.0	2.50%	March 2027
Asset-based Revolving Credit Facility	77.0	—	77.0	1.375% - 2.5%	March 2024
Finance Assistance Agreement	24.6		24.6	3.0%	April 2021
Mortgage	0.4	7.8	8.4	5.25%	March 2024
Total Debt	$102.0	$446.0	$712.5
Interest Expense
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, and the amortization of debt discounts on our Convertible Senior Notes (in thousands):

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Contractual interest expense	$13,553	$12,577	$8,553
Amortization of debt issuance costs	1,892	1,634	1,149
Amortization of debt discount	29,411	25,349	17,612
Total interest expense	$44,856	$39,560	$27,314
2027 Convertible Senior Notes
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 25, 2021, the carrying amount of the equity component of the 2027 Notes was $67.8 million.
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
For the years ended December 25, 2021 and December 26, 2020, the debt discount and debt issuance costs for the 2027 Notes were amortized, using an annual effective interest rate of 9.92%, to interest expense

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
over the term of the 2027 Notes. Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 62 months.
Based on the closing price of the Company’s common stock of $9.55 per share as reported on the Nasdaq Stock Market on December 23, 2021 (the last trading day of the fiscal quarter), the if-converted value of the 2027 Notes exceeded their principal amount by approximately $49.4 million.
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
Effective January 1, 2022, with the cessation of LIBOR, the Credit Facility provides for an alternative benchmark rate for LIBOR based loans which may include Term Secured Overnight Financing Rate (SOFR) or other prevailing market rate as determined by the agent plus a spread based on prevailing market convention for the applicable interest period plus a margin ranging from 2.00% to 2.50%.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million in 2019, which were recorded as a deferred asset and amortized to interest expense using a straight-line method over the term of the Credit Facility. During the fiscal year ended December 25, 2021, the Company recorded $1.1 million as amortization of deferred debt issuance cost, $1.1 million as contractual interest expense and related charges.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 25, 2021, the Company had availability of $138.5 million under the Credit Facility and had letters of credit outstanding of approximately $11.5 million. As of December 26, 2020, the Company had availability of $61.3 million under the Credit Facility and had letters of credit outstanding of approximately $11.5 million.
Finance Assistance Agreement
During March 2019, the Company signed an agreement with a third-party contract manufacturer that governs the transfer of the activities from the legacy Coriant manufacturing facility in Berlin, Germany to a third-party contract manufacturer. Subsequently in May 2019, the Company entered into a financing assistance agreement with the contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40 million to cover severance, retention and other costs associated with the transfer. The funding is secured against certain foreign assets, carries a fixed interest rate of 6% and is repayable in 12 months from the date of each draw down. In October 2020, the Company and the contract manufacturer amended the payment terms to extend the due date by six months set the fixed interest rate at 3% during such period, and allow for the phased transfer of inventory to offset the amount due. In 2021, the Company repaid the entire outstanding principal balance and accrued interest.
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of principal and interest with the remaining unpaid principal balance plus accrued unpaid interest due five years from the date of the loan.
On September 24, 2021, the loan was amended to reduce the interest rate from 5.25% to 3.80% for the remaining 31 equal monthly installments of approximately $0.1 million, with the remaining principal payment at maturity date. In connection with the amendment, the Company paid a fee of $0.1 million which is being amortized over the remaining life of the loan.
2024 Convertible Senior Notes
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 25, 2021, the carrying amount of the equity component of the 2024 Notes was $128.7 million.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
For the years ended December 25, 2021 and December 26, 2020, the debt discount and debt issuance costs were amortized, using an annual effective interest rate of 9.92%, to interest expense over the term of the 2024 Notes. Unamortized debt conversion discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 32 months.
Based on the closing price of the Company’s common stock of $9.55 on December 23, 2021, the if-converted value of the 2024 Notes did not exceed their principal amount.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases(1)(2)	$90,887	$22,201	$15,496	$13,371	$12,383	$9,717	$17,719
Financing lease obligations(3)	2,337	1,346	814	177	—	—	—
Purchase obligations (4)	591,540	562,965	27,844	702	29	—	—
2027 Notes, including interest(5)	227,500	5,000	5,000	5,000	5,000	5,000	202,500
2024 Notes, including interest(5)	428,159	8,553	8,553	411,053	—	—	—
Mortgage Payable, including interest(5)	8,392	781	781	6,830	—	—	—
Total contractual obligations	$1,348,815	$600,846	$58,488	$437,133	$17,412	$14,717	$220,219
(1)     The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Consolidated Financial Statements for more information.
(2)    The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.1 million and $5.0 million as of December 25, 2021 and December 26, 2020, respectively. All of the $5.1 million as of December 25, 2021 is classified as other long-term liabilities on the accompanying consolidated balance sheets.
(3)     The Company has finance leases for other equipment and leasehold improvements. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Consolidated Financial Statements for more information.
(4)     The Company has agreements with its major production suppliers, where the Company is committed to purchase certain parts. As of December 25, 2021, December 26, 2020 and December 28, 2019, these non-cancelable purchase commitments were $591.5 million, $291.4 million and $258.2 million, respectively.
(5)     See Note 12, "Debt" to the Notes to Consolidated Financial Statements for more information.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of December 25, 2021 and December 26, 2020, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	December 25, 2021	December 26, 2020
Beginning balance	$40,708	$43,348
Charges to operations	23,061	23,973
Utilization	(25,745)	(31,462)
Change in estimate(1)	6,286	4,849
Balance at the end of the period	$44,310	$40,708
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
Letters of Credit and Bank Guarantees
The Company had $22.5 million and $28.9 million of standby letters of credit, bank guarantees and surety bonds outstanding as of December 25, 2021 and December 26, 2020, respectively. Details are sets in below table (in thousands).

	December 25, 2021	December 26, 2020
Customer performance guarantees	$16,307	$19,821
Value added tax license	287	296
Property leases	4,684	4,016
Pension plans	1,004	4,396
Credit cards	150	296
Other liabilities	68	65
Total	$22,500	$28,890
Of the $16.3 million related to customer performance guarantees, approximately $4.0 million was used to secure surety bonds in the aggregate of $5.5 million as of December 25, 2021. Of the $19.8 million to customer performance guarantees, approximately $2.8 million was used to secure surety bonds in the aggregate of $5.5 million as of December 26, 2020.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $11.5 million was backed by cash collateral from a third-party institution, and the Company accrues 2.25% annual fee and 0.13% annual fronting fee on the average letter of credit balances outstanding on the cash collateral.
As of December 25, 2021 and December 26, 2020, the Company had a Credit Facility, which included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $11.5 million had been issued and outstanding for both periods. Approximately $200.0 million and $169.5 million of assets of certain Company subsidiaries have been pledged to secure this Credit Facility and other obligations for the years ended December 25, 2021 and December 26, 2020, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.    Stockholders’ Equity
Open Market Sales Agreement
On August 12, 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent and/or principal, pursuant to which the Company issued and sold through Jefferies, shares of its common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of $96.3 million.
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
2016 Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and Employee Stock Purchase Plan
In February 2007, the Company's board of directors adopted the ESPP and the Company's stockholders approved the ESPP in May 2007. The ESPP was last amended by the stockholders in May 2019 to increase the shares authorized under the ESPP to a total of approximately 31.6 million shares of common stock. The ESPP has a 20-year term. Eligible employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to a maximum of 15% of the employee’s compensation and an employee may not purchase more than 3,000 shares per purchase period.
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019, May 2020 and May 2021, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares, 8.1 million shares and 4.4 million shares, respectively. As of December 25, 2021, the Company reserved a total of 35.2 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors.
In July 2019, the Company's board of directors approved a new 2019 Inducement Equity Incentive Plan and set the maximum number of shares to be issued at 750,000.
Shares Reserved for Future Issuances
Common stock reserved for future issuance was as follows (in thousands):

December 25, 2021
Outstanding stock awards	13,721
Reserved for future award grants	8,480
Reserved for future ESPP	7,165
Total common stock reserved for stock options and awards	29,366

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-based Compensation Plans
The Company has stock-based compensation plans pursuant to which the Company has granted stock options, RSUs and PSUs. The Company also has an ESPP for all eligible employees. The following tables summarize the Company’s equity award activity and related information (in thousands, except per share data):

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	6,746	$10.83	$26,446
RSUs granted	8,950	$4.36
RSUs released	(2,784)	$10.48	$12,901
RSUs canceled	(1,312)	$8.37
Outstanding at December 28, 2019	11,600	$6.20	$90,254
RSUs granted	7,064	$5.95
RSUs released	(5,087)	$6.36	$30,421
RSUs canceled	(1,109)	$6.29
Outstanding at December 26, 2020	12,468	$5.99	$136,781
RSUs granted	7,377	$8.68
RSUs released	(7,509)	$5.96	$66,317
RSUs canceled	(729)	$6.92
Outstanding at December 25, 2021	11,607	$7.66	$110,849

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 29, 2018	1,129	$16.10	$4,425
PSUs granted	2,202	$4.63
PSUs released	(99)	$11.11	$472
PSUs canceled	(727)	$14.42
Outstanding at December 28, 2019	2,505	$6.48	$19,485
PSUs granted	1,628	$5.89
PSUs released	(285)	$9.02	$1,702
PSUs canceled	(382)	$6.93
Outstanding at December 26, 2020	3,466	$5.36	$38,022
PSUs granted	659	$8.61
PSUs released	(964)	$5.21	$8,278
PSUs canceled	(1,047)	$4.91
Outstanding at December 25, 2021	2,114	$6.66	$20,184
Expected to vest as of December 25, 2021	1,964		$18,751

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $9.55 at December 23, 2021. The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
 The following table presents total stock-based compensation cost for instruments granted but not yet recognized, net of forfeitures, of the Company’s equity compensation plans as of December 25, 2021. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted-average period):

	Unrecognized Compensation Expense, Net	Weighted- Average Period (in years)
RSUs	$65,970	2.04
PSUs	$7,197	2.11
Employee Stock Options
The Company did not grant any stock options during 2021, 2020 and 2019. Stock option exercises are settled with newly issued shares of common stock approved by stockholders for inclusion under the 2007 Plan.
Stock-based compensation expense related to stock options in 2021, 2020 and 2019 was insignificant.
 Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Volatility	38% - 50%	42% - 97%	70% - 72%
Risk-free interest rate	0.05% - 0.06%	0.12% - 1.56%	1.76% - 2.48%
Expected life	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.22 - $3.11	$2.17 - $3.42	$1.64 - $1.77
The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future.
The Company’s ESPP activity for the following periods was as follows (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Stock-based compensation expense	$5,879	$6,607	$4,873
Employee contributions	$16,167	$15,346	$12,052
Shares purchased	2,272	3,001	2,897
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation expense related to RSUs in 2021, 2020 and 2019 was approximately $42.3 million, $36.1 million and $32.3 million, respectively.

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
The ranges of estimated values of the PSUs granted that are compared to the SPGIIPTR, as well as the assumptions used in calculating these values were based on estimates as follows:

2018
Index volatility	33%
Infinera volatility	58% - 59%
Risk-free interest rate	2.37% - 2.40%
Correlation with index	0.04 - 0.48
Estimated fair value	$14.99 - $19.46
The expected dividend yield is zero for the Company as it does not expect to pay dividends in the future.
PSUs granted to the Company's executive officers and senior management under the 2016 Plan during 2019, 2020 and 2021 are based on performance criteria related to a specific financial target over the span of a three-year performance period. These PSUs may become eligible for vesting to begin before the end of the three-year performance period, if the applicable financial target is met. The number of shares to be issued upon vesting of these PSUs are capped at the target number of PSUs granted. Certain other employees were awarded PSUs that will only vest upon the achievement of specific financial and operational performance criteria.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes by grant year, the Company’s PSU activity for the fiscal year ended December 25, 2021 (in thousands):

	Total Number of Performance Stock Units	2018	2019	2020	2021
Outstanding at December 26, 2020	3,466	109	1,757	1,600	—
PSUs granted	659	—	—	—	659
PSUs released	(964)	(104)	(860)	—	—
PSUs canceled	(1,047)	(5)	(712)	(330)	—
Outstanding at December 25, 2021	2,114	—	185	1,270	659
Amortization of stock-based compensation expense related to PSUs in 2021, 2020 and 2019 was approximately $3.3 million, $6.0 million and $6.1 million, respectively.
Stock-based Compensation Expense
The following tables summarize the effects of stock-based compensation on the Company’s consolidated balance sheets and statements of operations for the periods presented (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Stock-based compensation effects in inventory	$3,707	$3,979	$4,798
Income tax benefit associated with stock-based compensation	$9,345	$8,637	$10,438
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$7,928	$7,785	$6,449
Research and development	18,554	16,863	17,457
Sales and marketing	12,345	10,907	8,413
General and administrative	12,985	13,906	10,460
Total stock-based compensation expense	$51,812	$49,461	$42,779

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16.    Income Taxes
The following is a geographic breakdown of the provision for income taxes (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Current:
Federal	$991	$494	$—
State	137	917	288
Foreign	12,431	9,606	3,046
Total current	$13,559	$11,017	$3,334
Deferred:
Federal	$—	$—	$369
State	—	—	—
Foreign	(1,571)	(4,982)	(740)
Total deferred	$(1,571)	$(4,982)	$(371)
Total provision for income taxes	$11,988	$6,035	$2,963
Loss before provision for income taxes from international operations was $20.7 million, $37.3 million and $202.2 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.
The provisions for income taxes differ from the amount computed by applying the statutory federal income tax rates as follows:

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Expected tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.2)%	(0.4)%	(0.1)%
Research credits	1.7%	1.2%	1.0%
Stock-based compensation	1.1%	(1.2)%	(2.0)%
Change in valuation allowance	(20.9)%	(16.9)%	(19.7)%
Foreign rate differential	(6.9)%	(6.3)%	(0.2)%
Other	(2.3)%	(0.4)%	(0.8)%
Effective tax rate	(7.5)%	(3.0)%	(0.8)%
For 2021, the Company's income tax expense was $12.0 million with effective tax rate of (7.5)%. The difference between the effective income tax rate and the U.S federal statutory rate of 21% to income before income taxes is primarily the result of foreign income taxed at different rates and valuation allowances. The Company recognized an income tax expense of $6.0 million and $3.0 million in 2020 and 2019, respectively. The resulting effective tax rates were (3.0)% and (0.8)% for 2020 and 2019, respectively. The 2020 and 2019 effective tax rates differ from the expected statutory rate of 21%, based on our ability to benefit from its U.S. loss carryforwards, offset by state income taxes, non-deductible stock-based compensation expenses and foreign taxes provided on foreign subsidiary earnings.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended
	December 25, 2021	December 26, 2020
Deferred tax assets:
Net operating losses	$336,711	$354,598
Research and foreign tax credits	132,829	126,839
Nondeductible accruals	76,898	61,871
Inventory valuation	22,651	32,444
Property, plant and equipment	—	5,819
Leasing Liabilities	19,407	24,261
Stock-based compensation	4,902	4,161
Total deferred tax assets	$593,398	$609,993
Valuation allowance	(521,620)	(531,923)
Net deferred tax assets	$71,778	$78,070
Deferred tax liabilities:
Property, plant and equipment	$(10,792)	$—
Right of use asset	(12,216)	(17,515)
Acquired intangible assets	(19,273)	(24,547)
Convertible senior notes	(29,897)	(37,979)
Total deferred tax liabilities	$(72,178)	$(80,041)
Net deferred tax liabilities	$(400)	$(1,971)
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company must consider all positive and negative evidence, including the Company's forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment, and other factors in evaluating the need for a full or partial valuation allowance against its net U.S. deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the domestic net deferred tax assets will be realizable in the foreseeable future. Accordingly, the Company has provided a full valuation allowance against its domestic deferred tax assets, net of deferred tax liabilities, as of December 25, 2021 and December 26, 2020.
To the extent that the Company determines that deferred tax assets are realizable on a more likely than not basis, and an adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings or other comprehensive income.
As of December 25, 2021, the Company had net operating loss carryforwards of approximately $681.9 million for federal income tax purposes which will begin to expire in 2027 if unused. The Company had net operating loss carryforwards of approximately $548.3 million for state income tax purposes which will begin to expire in the year 2022 if unused. The Company also had foreign net operating loss carryforwards of approximately $638.7 million.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 25, 2021, the Company also had R&D credit carryforwards of approximately $84.6 million for federal income tax and $50.6 million for state income tax purposes. The federal R&D tax credit will begin to expire in 2023 if unused. State R&D tax credits will carry forward indefinitely.
As of December 25, 2021, the Company also had Foreign Tax credit carryforwards of approximately $41.5 million for federal income tax. The foreign tax credit will begin to expire in 2023 if unused.
Infinera Canada Inc., an indirect wholly owned subsidiary, has Scientific Research and Experimental Development Expenditures (“SRED”) credits available of $3.9 million to offset future Canadian income taxes payable as of December 25, 2021. Infinera Portugal subsidiary has a SIFIDE Credit of $4.3 million to offset future income tax payable in Portugal as of December 25, 2021. Canadian SRED credits will begin to expire in the year 2032 if not fully utilized. The Portugal SIFIDE credits will begin to expire in the year 2022.
At December 25, 2021, we had federal capital loss carryforwards of $7.6 million. If not utilized, the federal capital loss will expire in 2023.
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
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	December 25, 2021	December 26, 2020	December 28, 2019
Beginning balance	$57,931	$44,092	$24,617
Tax position related to current year
Additions	1,198	3,213	1,965
Tax positions related to prior years
Additions	7,633	11,494	18,212
Reductions	(9,569)	(625)	(542)
Lapses of statute of limitations	(2,943)	(243)	(160)
Ending balance	$54,250	$57,931	$44,092
As of December 25, 2021, the cumulative unrecognized tax benefit was $54.3 million, of which $41.5 million was netted against deferred tax assets, which would have otherwise been subjected with a full valuation allowance. Of the total unrecognized tax benefit as of December 25, 2021, approximately $12.8 million, if recognized, would impact the Company’s effective tax rate. The amount of unrecognized tax benefit could be reduced upon expiration of the applicable statute of limitation. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.
As of December 25, 2021, December 26, 2020 and December 28, 2019, the Company had $2.1 million, $2.9 million and $1.4 million, respectively, of accrued interest or penalties related to unrecognized tax benefits, of which less than $0.8 million was included in the Company’s provision for income taxes in each of the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
The Company is potentially subject to examination by the Internal Revenue Service and the relevant state income taxing authorities under the statute of limitations for years 2003 and forward.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Included in the balance of income tax liabilities, accrued interest and penalties at December 25, 2021 is an immaterial amount related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
Post US Tax Reform, the Company and its subsidiaries do not have significant unremitted foreign earnings and the associated withholding and other taxes are not material for the fiscal year ended December 25, 2021.
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
Additionally, the following table sets forth our property, plant and equipment by geographic region (in thousands):

	December 25, 2021	December 26, 2020
United States	$141,977	$127,691
Other Americas	2,687	2,668
Europe, Middle East and Africa	12,245	18,605
Asia Pacific and Japan	3,309	4,169
Total property, plant and equipment, net	$160,218	$153,133
18.    Employee Benefit and Pension Plans
Defined Contribution Plans
The Company has established a savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary contributions for eligible U.S. employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company made voluntary cash contributions and matched a portion of employee contributions of $2.8 million, $2.4 million and $2.7 million for 2021, 2020, and 2019, respectively. Expenses related to the 401(k) Plan were insignificant for each of the years 2021, 2020, and 2019.
The Company has an ITP pension plan covering its Swedish employees. Commitments for old-age and survivors' pension for salaried employees in Sweden are vested through an insurance policy. Expenses related to the ITP pension plan were $2.8 million for 2021, $2.7 million for 2020 and $2.6 million for 2019.
The Company also provides defined contribution plans in certain foreign countries where required by local statute or at the Company's discretion. For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, the Company had $6.2 million, $3.5 million, and $3.9 million related to post-retirement costs, respectively.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Pension Plans
Pension and Post-Retirement Benefit Plans
As a result of the Acquisition in 2018, the Company acquired a number of post-employment plans in Germany, as well as a number of smaller post-employment plans in other countries, including both defined contribution and defined benefit plans. The defined benefit plans expose the Company to actuarial risks such as, investment risk, interest rate risk, life expectancy risk and salary risk. The characteristics of the defined benefit plans and the risks associated with them vary depending on legal, fiscal, and economic requirements.
Obligations and Funded Status
The following table sets forth the changes in benefits obligations and the fair value of plan assets of the Company's benefit plans (in thousands):

	December 25, 2021	December 26, 2020
Benefit obligation at beginning of year	$129,936	$113,234
Service cost	351	896
Interest cost	1,265	1,773
Benefits paid	(3,413)	(3,103)
Curtailment	—	(258)
Actuarial loss (gain)	(3,050)	6,243
Employee contributions	190	986
Foreign currency exchange rate changes	(9,508)	10,165
Benefit obligation at end of year(1)	$115,771	$129,936
Fair value of plan assets at beginning of year	$77,561	$69,777
Actual return on plan assets	12,425	447
Payments	(3,206)	—
Employee contributions	289	1,305
Foreign currency exchange rate changes	(5,454)	6,032
Fair value of plan assets at end of year	$81,615	$77,561
Net liability recognized	$34,156	$52,375
(1)    The Company's accumulated benefit obligation was $115.1 million and $128.9 million at December 25, 2021 and December 26, 2020, respectively.
The net liability is included in the line item other long-term liabilities in the Company's consolidated balance sheets.
The following table presents net amounts of non-current assets and current and non-current liabilities for the Company's pension and other post-retirement benefit plans recognized on its consolidated balance sheet (in thousands):

	December 25, 2021	December 26, 2020
Other non-current assets	$81,615	$77,561
Other long-term liabilities	(115,771)	(129,936)
Net liability recognized	$(34,156)	$(52,375)

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Years ended
	December 25, 2021	December 26, 2020	December 28, 2019
Service cost	$351	$896	$2,061
Interest cost	1,265	1,773	2,075
Expected return on plan assets	(2,895)	(2,644)	(2,371)
Amortization of net actuarial loss	3,383	1,884	1,638
Total net periodic benefit cost	$2,104	$1,909	$3,403
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
The following table sets forth the changes in accumulated other comprehensive income for the Company's benefit plans (pre-tax) (in thousands):

	December 25, 2021	December 26, 2020
Beginning balance	$(11,666)	$(5,367)
Net actuarial gain (loss) arising in current year	12,580	(8,183)
Amortization of net actuarial loss(1)	3,383	1,884
Ending balance	$4,297	$(11,666)
(1)    The actuarial loss for the fiscal year ended December 25, 2021 was caused primarily by the change in the discount rate. Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost during 2022 is $0.4 million (pre-tax).
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	December 25, 2021	December 26, 2020
Discount rate	1.20%	1.05%
Salary growth rate	2.25%	2.25%
Pension growth rate	2.00%	2.00%
Expected long-term rate of return on plan assets	3.93%	3.93%

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Fair Value of Plan Assets
The following tables present the fair value of plan assets for pension and other benefit plans by major asset category (in thousands):

	As of December 25, 2021			December 26, 2020
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$738	$—	$738	$1,060	$—	$1,060
Equity fund	—	55,400	55,400	—	48,942	48,942
Insurance contracts	—	25,388	25,388	—	27,394	27,394
Pension fund	—	89	89	—	165	165
Total plan assets at fair value	$738	$80,877	$81,615	$1,060	$76,501	$77,561
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
Transfers Between Levels
Any transfers between levels in the fair value hierarchy are recognized as of the end of the reporting period. No material transfers between levels occurred during the fiscal year ended December 25, 2021.
Future Contributions
In 2022, the Company expects to make contributions of $5.3 million to cover benefit payments to plan participants.

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flows
Estimated future benefit payments under the Company's pension plans as of December 25, 2021 are as follows (in thousands):

2022	$5,251
2023	3,670
2024	3,943
2025	5,606
2026	3,932
2027 to 2031	21,329

INFINERA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19.    Financial Information by Quarter (Unaudited)
The following table sets forth the Company’s unaudited quarterly consolidated statements of operations data for 2021 and 2020. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this report. The table includes all necessary adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of this data.

	For the Three Months Ended (Unaudited)
	2021				2020
	Dec. 25	Sep. 25	Jun. 26	Mar. 27	Dec. 26	Sep. 26	Jun. 27	Mar. 28

	(In thousands, except per share data)
Revenue:
Product	$316,956	$270,818	$257,441	$254,161	$267,226	$261,906	$261,227	$255,192
Services	83,301	84,996	80,786	76,746	86,299	78,305	70,360	75,081
Total revenue	400,257	355,814	338,227	330,907	353,525	340,211	331,587	330,273
Cost of revenue:
Cost of product	206,577	187,956	172,053	165,485	178,153	185,001	186,519	201,792
Cost of services	45,580	43,722	41,446	43,260	44,724	38,100	36,599	40,695
Amortization of intangible assets	5,782	4,609	4,614	4,616	4,611	7,287	8,721	8,628
Acquisition and integration costs	—	—	—	—	—	43	750	1,035
Restructuring and other related costs	(148)	1,434	(269)	514	(106)	1,504	1,591	1,157
Total cost of revenue	257,791	237,721	217,844	213,875	227,382	231,935	234,180	253,307
Gross profit	142,466	118,093	120,383	117,032	126,143	108,276	97,407	76,966
Amortization of intangible assets	4,307	4,351	4,392	4,405	4,745	4,696	4,585	4,555
Acquisition and integration costs	—	—	—	614	(265)	1,045	3,344	9,222
Restructuring and other related costs	5,055	6,546	(674)	2,319	7,230	6,679	5,097	5,580
Other operating expenses	143,246	138,172	139,913	132,807	121,209	122,773	129,007	134,489
Total operating expenses	152,608	149,069	143,631	140,145	132,919	135,193	142,033	153,846
Loss from operations	(10,142)	(30,976)	(23,248)	(23,113)	(6,776)	(26,917)	(44,626)	(76,880)
Other income (expense), net	(20,479)	(17,363)	(9,271)	(24,198)	(2,043)	(7,620)	(14,374)	(21,452)
Loss before income taxes	(30,621)	(48,339)	(32,519)	(47,311)	(8,819)	(34,537)	(59,000)	(98,332)
Provision for income taxes	2,447	5,455	3,075	1,011	1,105	1,359	2,635	936
Net loss	$(33,068)	$(53,794)	$(35,594)	$(48,322)	$(9,924)	$(35,896)	$(61,635)	$(99,268)
Net loss per common share
Basic	$(0.16)	$(0.26)	$(0.17)	$(0.24)	$(0.05)	$(0.19)	$(0.33)	$(0.55)
Diluted	$(0.16)	$(0.26)	$(0.17)	$(0.24)	$(0.05)	$(0.19)	$(0.33)	$(0.55)
The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the last Saturday of December in each year. Accordingly, fiscal years 2021 and 2020 were 52-week years that ended on December 25, 2021 and December 26, 2020, respectively.
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
Evaluation of Disclosure Controls and Procedures
    An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of December 25, 2021, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
    During the three months ended December 25, 2021 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
    Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2021, the end of our fiscal year. Management based its assessment on the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework.
    Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of our internal control over financial reporting as of the end of 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere herein.
ITEM 9B.    OTHER INFORMATION
    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. For information pertaining to our executive officers, refer to the section entitled “Information about our Executive Officers” in Part 1, Item 1 of this Annual Report on Form 10-K.
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
ITEM 11.    EXECUTIVE COMPENSATION
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
    Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a)(1) Consolidated Financial Statements
    This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
    (a)(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

	Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands)
Deferred tax asset, valuation allowance
Beginning balance	$531,923	$484,834	$493,157
Additions	14,395	53,761	122,878
Reductions	(24,698)	(6,672)	(131,201)
Ending balance	$521,620	$531,923	$484,834
Allowance for credit losses
Beginning balance	$2,912	$4,005	$1,821
Additions	822	2,422	2,184
Write-offs	(2,430)	(3,515)	—
Ending balance	$1,304	$2,912	$4,005
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

4.6	Form of 2.50% Convertible Senior Notes due 2027 (included in Exhibit 4.5 incorporated by reference hereto)
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
10.12*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 24, 2021.

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

10.31	Transition Agreement, dated as of November 21, 2020, by and between Infinera Corporation and Thomas Fallon.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to the signature page hereto)
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
Dated: February 23, 2022

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

Name and Signature	Title	Date

/s/ DAVID W. HEARD	Chief Executive Officer, Principal Executive Officer and Director	February 23, 2022
David W. Heard

/s/ NANCY ERBA	Chief Financial Officer, Principal Financial Officer	February 23, 2022
Nancy Erba

/s/ MICHAEL FERNICOLA	Chief Accounting Officer and Principal Accounting Officer	February 23, 2022
Michael Fernicola
/s/ GEORGE RIEDEL	Chairman of the Board	February 23, 2022
George Riedel

/s/ CHRISTINE BUCKLIN	Director	February 23, 2022
Christine Bucklin

/s/ GREG P. DOUGHERTY	Director	February 23, 2022
Greg P. Dougherty

/s/ MARCEL GANI	Director	February 23, 2022
Marcel Gani

/s/ SHARON HOLT	Director	February 23, 2022
Sharon Holt

/s/ ROOP K. LAKKARAJU	Director	February 23, 2022
Roop Lakkaraju

/s/ PAUL J. MILBURY	Director	February 23, 2022
Paul J. Milbury

/s/ AMY RICE	Director	February 23, 2022
Amy Rice

/s/ MARK A. WEGLEITNER	Director	February 23, 2022
Mark A. Wegleitner
/s/ DAVID F. WELCH, PH.D.	Co-founder, Chief Innovation Officer and Director	February 23, 2022
David F. Welch, Ph.D.