Form 10-Q
period 2022-03-26
Infinera Corp
filed 2022-05-03
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, 215,194,919 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 26, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current assets:
Cash	$191,937	$190,611
Short-term restricted cash	6,528	2,840
Accounts receivable, net	276,056	358,954
Inventory	291,690	291,367
Prepaid expenses and other current assets	161,188	147,989
Total current assets	927,399	991,761
Property, plant and equipment, net	158,397	160,218
Operating lease right-of-use assets	38,469	45,338
Intangible assets	76,266	86,574
Goodwill	249,534	255,788
Long-term restricted cash	5,563	9,070
Other long-term assets	39,910	38,475
Total assets	$1,495,538	$1,587,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,460	$216,404
Accrued expenses and other current liabilities	142,903	147,029
Accrued compensation and related benefits	79,850	88,021
Short-term debt, net	495	533
Accrued warranty	21,000	23,204
Deferred revenue	129,796	137,297
Total current liabilities	562,504	612,488
Long-term debt, net	599,474	476,789
Long-term accrued warranty	18,585	21,106
Long-term deferred revenue	29,907	31,612
Long-term deferred tax liability	2,280	2,364
Long-term operating lease liabilities	50,404	54,326
Other long-term liabilities	62,179	64,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of March 26, 2022 and December 25, 2021 Issued and outstanding shares – 213,231 as of March 26, 2022 and 211,381 as of December 25, 2021	213	211
Additional paid-in capital	1,851,002	2,026,098
Accumulated other comprehensive loss	(15,610)	(4,496)
Accumulated deficit	(1,665,400)	(1,698,042)
Total stockholders' equity	170,205	323,771
Total liabilities and stockholders’ equity	$1,495,538	$1,587,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Revenue:
Product	$267,453	$254,161
Services	71,421	76,746
Total revenue	338,874	330,907
Cost of revenue:
Cost of product	182,887	165,485
Cost of services	37,959	43,260
Amortization of intangible assets	6,231	4,616
Restructuring and other related costs	150	514
Total cost of revenue	227,227	213,875
Gross profit	111,647	117,032
Operating expenses:
Research and development	73,411	73,529
Sales and marketing	35,824	32,772
General and administrative	27,890	26,506
Amortization of intangible assets	3,746	4,405
Acquisition and integration costs	—	614
Restructuring and other related costs	7,270	2,319
Total operating expenses	148,141	140,145
Loss from operations	(36,494)	(23,113)
Other income (expense), net:
Interest income	53	40
Interest expense	(4,992)	(11,843)
Other gain (loss), net	6,020	(12,395)
Total other income (expense), net	1,081	(24,198)
Loss before income taxes	(35,413)	(47,311)
Provision for income taxes	6,437	1,011
Net loss	$(41,850)	$(48,322)
Net loss per common share:
Basic	$(0.20)	$(0.24)
Diluted	$(0.20)	$(0.24)
Weighted average shares used in computing net loss per common share:
Basic	212,182	202,638
Diluted	212,182	202,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Net loss	$(41,850)	$(48,322)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,201)	(3,833)
Amortization of actuarial loss	87	861
Net change in accumulated other comprehensive income (loss)	(11,114)	(2,972)
Comprehensive loss	$(52,964)	$(51,294)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 26, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06	—	—	(196,493)	—	74,492	$(122,001)
ESPP shares issued	1,234	1	8,880	—	—	8,881
Restricted stock units released	675	1	—	—	—	1
Shares withheld for tax obligations	(59)	—	(524)	—	—	(524)
Stock-based compensation	—	—	13,041	—	—	13,041
Other comprehensive loss	—	—	—	(11,114)	—	(11,114)
Net loss	—	—	—	—	(41,850)	(41,850)
Balance at March 26, 2022	213,231	$213	$1,851,002	$(15,610)	$(1,665,400)	$170,205

	Three Months Ended March 27, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Shares of common stock sold in at-the-market equity offering, net of issuance costs	46	—	332	—	—	332
ESPP shared issued	1,294	2	9,011	—	—	9,013
Restricted stock units released	2,269	2	—	—	—	2
Shares withheld for tax obligations	(194)	—	(1,938)	—	—	(1,938)
Stock-based compensation	—	—	10,949	—	—	10,949
Other comprehensive income	—	—	—	(2,972)	—	(2,972)
Net loss	—	—	—	—	(48,322)	(48,322)
Balance at March 27, 2021	204,812	$205	$1,983,599	$(14,870)	$(1,575,586)	$393,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Cash Flows from Operating Activities:
Net loss	$(41,850)	$(48,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,572	20,546
Non-cash restructuring charges and other related costs	5,390	1,410
Amortization of debt discount and issuance costs	1,060	7,822
Operating lease expense	2,702	5,228
Stock-based compensation expense	12,939	10,974
Other, net	789	2,065
Changes in assets and liabilities:
Accounts receivable	81,816	38,671
Inventory	(1,979)	4,059
Prepaid expenses and other current assets	(23,481)	20,669
Accounts payable	(19,829)	(23,584)
Accrued liabilities and other current liabilities	(14,351)	(11,964)
Deferred revenue	(8,990)	(8,944)
Net cash provided by operating activities	15,788	18,630
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(16,059)	(11,721)
Net cash used in investing activities	(16,059)	(11,721)
Cash Flows from Financing Activities:
Repayment of revolving line of credit	—	(77,000)
Repayment of mortgage payable	(121)	(22)
Payment of term license obligation	(1,418)	(2,544)
Principal payments on finance lease obligations	(400)	(309)
Proceeds from issuance of common stock	8,875	9,344
Tax withholding paid on behalf of employees for net share settlement	(524)	(1,938)
Net cash provided by (used in) financing activities	6,412	(72,469)
Effect of exchange rate changes on cash	(4,634)	(278)
Net change in cash	1,507	(65,838)
Cash and restricted cash at beginning of period	202,521	315,383
Cash and restricted cash at end of period(1)	$204,028	$249,545

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$1,967	$4,355
Cash paid for interest	$7,137	$7,654
Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued liabilities	$1,477	$255
Transfer of inventory to fixed assets	$2,037	$1,041
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$9,290	$10,533

(1)     Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:

	March 26, 2022	March 27, 2021

Cash	$191,937	$234,029
Short-term restricted cash	6,528	3,288
Long-term restricted cash	5,563	12,228
Total cash and restricted cash	$204,028	$249,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Infinera Corporation (the “Company”) prepared its interim condensed consolidated financial statements that accompany these notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, other than the adoption of an accounting pronouncement as described in Note 2, "Recent Accounting Pronouncements".
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating and finance lease liabilities, restructuring and other related costs, loss contingencies, and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for credit losses, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the outbreak of novel strains of the coronavirus (“COVID-19”). These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
This interim information should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
For the three-months ended March 26, 2022, no customer accounted for 10% or more of the Company's total revenue. For the three-months ended March 27, 2021, one customer accounted for 10% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the three-months ended March 26, 2022 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
2.Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. On December 26, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. Applying the transition guidance, the Company was required to apply the guidance to all impacted financial instruments that were outstanding as of December 26, 2021 with the cumulative effect recognized as an adjustment to the opening balance of accumulated deficit.

The adoption of ASU 2020-06 required the Company to record a $196.5 million reduction of additional paid in capital, on December 26, 2021, due to the recombination of the equity conversion component of convertible debt remaining outstanding, which was initially separated and recorded in equity. The $122.0 million increase in debt represented the removal of the remaining debt discounts recorded for this previous separation. The Company recognized a $74.5 million cumulative effect decrease of initially applying ASU 2020-06 as an adjustment to the December 26, 2021 opening balance of accumulated deficit. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a liability instrument. Since the Company had a net loss for the three-months ended March 26, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Accounting Pronouncements Not Yet Effective
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
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three-months ended March 26, 2022 and March 27, 2021, operating lease expense was $9.3 million and $7.3 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $5.6 million and $2.0 million, for the three-months ended March 26, 2022 and March 27, 2021, respectively. Variable lease cost, short-term lease cost and sublease income were immaterial during the three-months ended March 26, 2022 and March 27, 2021.
The following table presents operating lease liabilities in both current and long-term (in thousands):

	March 26, 2022	December 25, 2021
Accrued expenses and other current liabilities	$14,846	$16,542
Other long-term liabilities	50,404	54,326
Total operating lease liability	$65,250	$70,868
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase at the end of the term. As of March 26, 2022 and December 25, 2021, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $5.4 million and $5.5 million, respectively.
The following table presents finance lease expense comprising of amortization of right of use asset and interest expense (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Amortization of right of use asset	$240	$226
Interest expense	32	51
Total finance lease expense	$272	$277
The following table presents balance sheet detail of finance lease liability (in thousands):

	March 26, 2022	December 25, 2021
Accrued expenses and other current liabilities	$1,075	$1,291
Other long-term liabilities	735	954
Total finance lease liability	$1,810	$2,245
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of March 26, 2022 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$83,479	$1,910
Less: interest(1)	18,229	100
Present value of lease liabilities	$65,250	$1,810
(1) Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the three-months ended March 26, 2022 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	5.85 years	1.52 years
Weighted average discount rate	9.20%	7.01%
Cash paid for amounts included in the measurement of lease liabilities	$7,900	$400
Leased assets obtained in exchange for new lease liabilities	$883	$—

4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balances of the Company's capitalized costs to obtain a contract as of March 26, 2022 and December 25, 2021 were not material.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
United States	$170,185	$157,649
Other Americas	20,911	19,531
Europe, Middle East and Africa	108,611	114,908
Asia Pacific	39,167	38,819
Total revenue	$338,874	$330,907
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Direct	$260,892	$271,301
Indirect	77,982	59,606
Total revenue	$338,874	$330,907
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 26, 2022	December 25, 2021
Assets (Liabilities)
Accounts receivable, net	$276,056	$358,954
Contract assets	$58,612	$49,052
Deferred revenue	$(159,703)	$(168,909)
Revenue recognized for the three-months ended March 26, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $44.9 million. Revenue recognized for the three-months ended March 27, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $31.3 million. Changes in the contract asset and liability balances during the three-month periods ended March 26, 2022 and March 27, 2021 were not materially impacted by other factors.

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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized in the future as of March 26, 2022	$661,174	$119,111	$26,998	$7,052	$3,673	$3,522	$821,530
5.    Fair Value Measurements
The following tables represent the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 26, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets (Liabilities)
Foreign currency exchange forward contracts	$—	$(2)	$(2)	$—	$(221)	$(221)
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes and 2027 Notes (collectively referred to as "convertible senior notes" below) approximate their fair values. The fair value of convertible senior notes were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on March 25, 2022 (the last trading day of the quarter).

The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of March 26, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible Senior Notes	$—	$720,392	$720,392	$—	$765,412	$765,412
During the three-months ended March 26, 2022, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of March 26, 2022 and December 25, 2021, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of March 26, 2022.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.

In connection with its restructuring plans (as discussed in Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements), the Company incurred facilities related charges of $5.6 million and $2.0 million for the three-months ended March 26, 2022 and March 27, 2021, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 9, "Restructuring and Other Related Costs" to the Notes to Condensed Consolidated Financial Statements for more information.
Cash
As of March 26, 2022, the Company had $204.0 million of cash and restricted cash, including $75.3 million of cash held by its foreign subsidiaries.
As of December 25, 2021, the Company had $202.5 million of cash and restricted cash, including $77.6 million of cash held by its foreign subsidiaries. The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
As of March 26, 2022 and December 25, 2021, the Company posted collateral of $0.9 million for both periods, on its derivative instruments to cover potential credit risk exposure. This amount is classified as other long-term restricted cash on the accompanying condensed consolidated balance sheets.
For both the three-months ended March 26, 2022 and March 27, 2021, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.3 million, included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of March 26, 2022, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes. Accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one institution with high credit quality and the Company consistently monitors the creditworthiness of the counterparties.

The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of March 26, 2022		As of December 25, 2021
	Gross Notional(1)	Accrued expenses and other current liabilities	Gross Notional(1)	Accrued expenses and other current liabilities
Foreign currency exchange forward contracts
Related to Euro denominated monetary balances	$—	$—	$21,981	$(139)
Related to British Pound denominated monetary balances	7,383	(2)	7,566	(82)
	$7,383	$(2)	$29,547	$(221)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three-months ended March 26, 2022 and March 27, 2021, the Company's recognized factoring related interest expense was approximately $0.1 million. For the three-months ended March 26, 2022 and March 27, 2021, the Company's gross amount of trade accounts receivables sold were approximately $24.0 million and $31.0 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the three-months ended March 26, 2022 (in thousands):

Balance as of December 25, 2021	$255,788
Foreign currency translation adjustments	(6,254)
Balance as of March 26, 2022	$249,534
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 26, 2022 and December 25, 2021 (in thousands, except for weighted average data):

	March 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	155,863	(107,139)	48,724	4.0
Developed technology	179,497	(151,955)	27,542	1.3
Total intangible assets with finite lives	$335,360	$(259,094)	$76,266

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	157,495	(104,701)	52,794	4.2
Developed technology	182,844	(149,064)	33,780	1.5
Total intangible assets with finite lives	$340,339	$(253,765)	$86,574
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $10.0 million and $9.0 million for the three-month periods ended March 26, 2022 and March 27, 2021, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 26, 2022 (in thousands):

		Fiscal Years
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Total future amortization expense	$76,266	$28,118	$23,329	$9,025	$9,025	$6,769	$—

8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the three-months ended March 26, 2022 (in thousands):

Balance as of December 25, 2021	$1,304
Additions(1)	755
Write offs(2)	(182)
Other(3)	(23)
Balance as of March 26, 2022	$1,854
(1)The new additions during the three-months ended March 26, 2022 are primarily due to specific reserves.
(2)The write offs during the three-months ended March 26, 2022 are primarily amounts fully reserved previously.
(3)Primarily represents foreign currency translation adjustments.
Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	March 26, 2022	December 25, 2021
Inventory
Raw materials	$41,225	$39,379
Work in process	55,356	53,924
Finished goods	195,109	198,064
Total inventory	$291,690	$291,367
Property, plant and equipment, net
Computer hardware	$46,233	$45,824
Computer software(1)	52,962	56,820
Laboratory and manufacturing equipment	283,357	287,875
Land and building	12,369	12,369
Furniture and fixtures	2,603	2,164
Leasehold and building improvements	51,053	51,471
Construction in progress	30,097	18,807
Subtotal	478,674	475,330
Less accumulated depreciation and amortization(2)	(320,277)	(315,112)
Total property, plant and equipment, net	$158,397	$160,218
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$30,555	$26,481
Taxes payable	48,498	43,308
Short-term operating and finance lease liability	15,921	17,792
Restructuring accrual	6,776	8,610
Other accrued expenses and other current liabilities	41,153	50,838
Total accrued expenses	$142,903	$147,029

(1)Included in computer software at March 26, 2022 and December 25, 2021 were $26.3 million and $25.9 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at March 26, 2022 and December 25, 2021 were $8.2 million and $8.9 million, respectively. Also included in computer software at March 26, 2022 and December 25, 2021 was $18.1 million and $20.9 million, respectively, related to term licenses. The unamortized term license costs at March 26, 2022 and December 25, 2021 was $8.8 million and $9.2 million, respectively.
(2)Depreciation expense was $11.6 million and $11.5 million (which includes depreciation of capitalized ERP cost of $0.8 million and $0.6 million, respectively) for the three-months ended March 26, 2022 and March 27, 2021, respectively. Also included in depreciation expense for three-months ended March 26, 2022 and March 27, 2021 was $1.7 million and $1.6 million, respectively, related to term licenses.
9.    Restructuring and Other Related Costs
In December 2018, the Company implemented a restructuring initiative (the “2018 Restructuring Plan”) as part of a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of the 2018 Restructuring Plan, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, including closure of its Berlin, Germany site, reducing headcount at its Munich, Germany site, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. The Berlin and Munich initiatives were substantially completed in 2020. In 2021 and in the three-months ended March 26, 2022, the Company incurred lease-related impairment charges from consolidation of its Munich site resulting in partial abandonment of the leased facility. In connection with the acquisition of Telecom Holding Parent LLC (“Coriant”, the Acquisition), the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. The identified cost reduction initiatives under the 2020 Restructuring Plan were completed in fiscal year 2021.
In 2021, the Company announced a plan to restructure certain international research & development operations (the "2021 Restructuring Plan"). The Company estimates it will incur total costs related to the restructuring ranging from $15.0 million to $17.0 million, of which $5.5 million was recorded in the three-months ended March 26, 2022. The 2021 Restructuring Plan is expected to be substantially completed with the associated payments made in 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the 2021 Restructuring Plan (in thousands):

	Three Months Ended
	March 26, 2022		March 27, 2021
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$140	$1,461	$514	$272
Lease related impairment charges	—	5,592	—	1,950
Asset impairment	—	84	—	51
Others	10	133	—	46
Total	$150	$7,270	$514	$2,319

Restructuring liabilities are reported within accrued expenses, operating lease liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance at December 25, 2021	$7,536	$—	$—	$1,346	$8,882
Charges	1,601	5,592	84	143	7,420
Cash Payments	(3,558)	(459)	—	—	(4,017)
Non-Cash Settlements and Other	(159)	(5,133)	(84)	(14)	(5,390)
Balance at March 26, 2022	$5,420	$—	$—	$1,475	$6,895
As of March 26, 2022, the Company's restructuring liability was primarily comprised of $6.0 million related to the 2021 Restructuring Plan and $0.9 million related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by end of 2022.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the three-months ended March 26, 2022 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 25, 2021	$(7,829)	$4,297	$(964)	$(4,496)
Other comprehensive loss before reclassifications	(11,201)	—	—	(11,201)
Amounts reclassified from accumulated other comprehensive loss	—	87	—	87
Net current-period other comprehensive income (loss)	(11,201)	87	—	(11,114)
Balance at March 26, 2022	$(19,030)	$4,384	$(964)	$(15,610)

11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three-month periods ended March 26, 2022 and March 27, 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended
	March 26, 2022	March 27, 2021
Net loss	$(41,850)	$(48,322)
Weighted average common shares outstanding - basic and diluted	212,182	202,638
Net loss per common share - basic and diluted	$(0.20)	$(0.24)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Convertible senior notes(1)	69,930	5,841
Restricted stock units	17,887	15,851
Performance stock units	2,824	3,065
Employee stock purchase plan shares	1,095	930
Total	91,736	25,687
(1)     The convertible senior notes were calculated under the if-converted method for 2022 due to the adoption of ASU 2020-06 and under the treasury stock method for 2021.
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2027 Notes during the three-month periods ended March 26, 2022 and March 27, 2021 since the average market price of the Company’s common stock during the period exceeded the initial conversion price of $7.66 per share. However, the potential shares of common stock issuable upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for the three-months ended March 26, 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three-months ended March 26, 2022 because the effect would have been anti-dilutive.

12.    Debt
The following is a summary of our debt as of March 26, 2022 (post-ASU 2020-06 adoption) (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$397.1	$402.5	September 2024
2027 Notes	$—	$195.2	$200.0	March 2027
Asset-based Revolving Credit Facility	$—	$—	$—	March 2024
Mortgage	$0.5	$7.2	$7.7	March 2024
	$0.5	$599.5	$610.2
The following is a summary of our debt as of December 25, 2021 (pre-ASU 2020-06 adoption) (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$329.2	$402.5	September 2024
2027 Notes	$—	$140.3	$200.0	March 2027
Asset-based Revolving Credit Facility	$—	$—	$—	March 2024
Mortgage	$0.5	$7.3	$7.8	March 2024
Total Debt	$0.5	$476.8	$610.3
Interest Expense
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, and the amortization of debt discounts on our convertible senior notes (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Contractual interest expense	$3,388	$3,388
Amortization of debt issuance costs	767	455
Amortization of debt discount	—	7,082
Total interest expense	$4,155	$10,925
2.50% 2027 Convertible Senior Notes
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
For the conversion obligation, the Company intends to pay or deliver, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 130.5995 shares of common stock per $1,000 principal amount of 2027 Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $7.66 per share of common stock.

The Company may not redeem the 2027 Notes prior to March 5, 2024. The Company may redeem for cash all or any portion of the 2027 Notes, at its option, on or after March 5, 2024 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2027 Notes.
The 2027 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, (including the 2024 Notes); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries.
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
There have been no changes to the initial conversion price of the 2027 Notes since issuance and during the three-months ended March 26, 2022, none of the conditions allowing holders of the 2027 Notes to convert early were met. The 2027 Notes are therefore not convertible during the three-months ending June 25, 2022.

Prior to the adoption of ASU 2020-06 on December 26, 2021 and in accounting for the issuance of the 2027 Notes, the 2027 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $67.8 million and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component was recorded in additional paid-in-capital and was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “debt discount”) was amortized to interest expense over the contractual term of the 2027 Notes at an effective interest rate of 9.92%.
Prior to the adoption of ASU 2020-06 on December 26, 2021 and in accounting for the debt issuance costs of $6.7 million related to the 2027 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2027 Notes based on their relative values. Issuance costs attributable to the liability component were $4.3 million and were amortized to interest expense using the effective interest method over the contractual term of the 2027 Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
On December 26, 2021, the Company adopted ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted.
In accounting for the 2027 Notes after adoption of ASU 2020-06, the 2027 Notes are accounted for as a single liability. The issuance cost related to the 2027 Notes is being amortized to interest expense over the contractual term of the 2027 Notes at an effective interest rate of 3.0%. Unamortized debt issuance costs will be amortized over the remaining life of the 2027 Notes, which is approximately 59 months.
The net carrying amount of the 2027 Notes as of March 26, 2022 (post-ASU 2020-06 adoption) and as of December 25, 2021 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	March 26, 2022	December 25, 2021
Principal	$200,000	$200,000
Unamortized debt discount	—	(56,270)
Unamortized issuance costs	(4,815)	(3,472)
Net carrying amount	$195,185	$140,258
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

Loans under the Amended Credit Agreement bear interest, at the Company's option, at either a rate based on LIBOR for the applicable interest period or a base rate, in each case plus a margin. The margin ranges from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the Credit Facility. The commitment fee payable on the unused portion of the Credit Facility ranges from 0.375% to 0.625% per annum, also based on the current utilization of the Credit Facility. The letter of credit will accrue a fee at a per annum rate equal to the applicable LIBOR rate margin times by the average amount of the letter of credit usage during the immediately preceding quarter, in addition to the fronting fees, commissions and other fees.
Effective January 1, 2022, with the cessation of LIBOR, the Credit Facility provides for an alternative benchmark rate for LIBOR-based loans, which may include Term Secured Overnight Financing Rate (SOFR) or other prevailing market rate as determined by the agent plus a spread based on prevailing market convention for the applicable interest period plus a margin ranging from 2.00% to 2.50%.
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
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $4.9 million in 2019, which were recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Credit Facility. For the three-months ended March 26, 2022, the Company recorded $0.3 million as amortization of deferred debt issuance cost, and $0.3 million as contractual interest expense and related charges.
In January 2021, the Company repaid in full the then outstanding principal balance of $77.0 million. As of March 26, 2022, the Company had availability of $138.7 million under the Credit Facility and had letters of credit outstanding of approximately $11.3 million.
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
Mortgage Payable
In March 2019, the Company mortgaged a property it owns. The Company received proceeds of $8.7 million in connection with the loan. The loan carries a fixed interest rate of 5.25% and is repayable in 59 equal monthly installments of principal balance plus accrued unpaid interest due five years from the date of the loan.
On September 24, 2021, the loan was amended to reduce the interest rate from 5.25% to 3.80% for the remaining 31 equal monthly installments of approximately $0.1 million each. In connection with the amendment, the Company paid a fee of $0.1 million which is being amortized over the remaining life of the loan.
As of March 26, 2022, $7.7 million of the loan remained outstanding, of which $0.5 million was included in short-term debt and $7.2 million was included in long-term debt.
2.125% 2024 Convertible Senior Notes
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
For the conversion obligation, the Company intends to pay or deliver, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 101.2812 shares of common stock per $1,000 principal amount of 2024 Notes, subject to anti-dilution adjustments, which is equivalent to a conversion price of approximately $9.87 per share of common stock.
The Company did not have the right to redeem the 2024 Notes prior to September 5, 2021. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after September 5, 2021, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2024 Notes.
The 2024 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, including the 2027 Notes; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries.
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
There have been no changes to the initial conversion price of the 2024 Notes since issuance and during the three-months ended March 26, 2022, none of the conditions allowing holders of the 2024 Notes to convert early were met. The 2024 Notes are therefore not convertible during the three-months ending June 25, 2022.
Prior to the adoption of ASU 2020-06 on December 26, 2021 and in accounting for the issuance of the 2024 Notes, the 2024 Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $128.7 million and was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component was recorded in additional paid-in-capital and was not re-measured as long as it continued to meet the conditions for equity classification. The debt discount was amortized to interest expense over the contractual term of the 2024 Notes at an effective interest rate of 9.92%.
Prior to the adoption of ASU 2020-06 on December 26, 2021 and in accounting for the debt issuance costs of $12.9 million related to the 2024 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2024 Notes based on their relative values. Issuance costs attributable to the liability component were $8.7 million and were amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
On December 26, 2021, the Company adopted ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted.
In accounting for the 2024 Notes after adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability. The issuance cost related to the 2024 Notes is being amortized to interest expense over the contractual term of the 2024 Notes at an effective interest rate of 2.7%. Unamortized debt issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 29 months.
The net carrying amount of the 2024 Notes as of March 26, 2022 (post-ASU 2020-06 adoption) and as of December 25, 2021 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	March 26, 2022	December 25, 2021
Principal	$402,500	$402,500
Unamortized debt discount	—	(68,755)
Unamortized issuance costs	(5,403)	(4,488)
Net carrying amount	$397,097	$329,257
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter

Operating leases(1)(2)	$83,479	$16,035	$14,703	$13,253	$12,251	$9,614	$17,623
Finance lease obligations(3)	1,910	931	802	177	—	—	—
2027 Notes, including interest(4)	225,000	2,500	5,000	5,000	5,000	5,000	202,500
2024 Notes, including interest(4)	423,883	4,277	8,553	411,053	—	—	—
Mortgage Payable, including interest(4)	8,197	586	781	6,830	—	—	—
Total contractual obligations	$742,469	$24,329	$29,839	$436,313	$17,251	$14,614	$220,123
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.1 million as of each of March 26, 2022 and December 25, 2021, respectively. Of the $5.1 million as of March 26, 2022, $5.0 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(4)See Note 12, "Debt" to the Notes to Condensed Consolidated Financial Statements for more information.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of March 26, 2022 and December 25, 2021, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
14.    Stockholders’ Equity
2016 Equity Incentive Plan and Employee Stock Purchase Plan
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
In February 2016, the Company's board of directors adopted the 2016 Plan and the Company's stockholders approved the 2016 Plan in May 2016. In May 2018, May 2019, May 2020 and May 2021, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 1.5 million shares, 7.3 million shares, 8.1 million shares and 4.4 million shares, respectively. As of March 26, 2022, the Company reserved a total of 35.2 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled and there are no outstanding grants under the 2007 plan.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs, as well as an ESPP for all eligible employees.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	11,607	$7.66	$110,849
RSUs granted	7,193	$8.85
RSUs released	(536)	$6.33	$4,545
RSUs canceled	(377)	$7.80
Outstanding at March 26, 2022	17,887	$8.17	$155,617

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	2,114	$6.66	$20,184
PSUs granted	899	$8.38
PSUs released	(140)	$4.88	$1,313
PSUs canceled	(49)	$6.94
Outstanding at March 26, 2022	2,824	$7.29	$24,569
Expected to vest at March 26, 2022	2,674		$23,264
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $8.70 at March 25, 2022 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, of the Company’s equity compensation plans as of March 26, 2022. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$115,742	2.4
PSUs	$13,530	2.3
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended
	March 26, 2022	March 27, 2021
Volatility	39%	50%
Risk-free interest rate	0.67%	0.06%
Expected life	0.5 years	0.5 years
Estimated fair value	$2.21	$3.11
Stock-based compensation expense related to ESPP for the three-months ended March 26, 2022 was approximately $1.3 million, and for the three-months ended March 27, 2021 was approximately $1.7 million.
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three-months ended March 26, 2022 was approximately $10.9 million, and for the three-months ended March 27, 2021 was approximately $9.8 million.
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
The following table summarizes by grant year, the Company’s PSU activity for the three-months ended March 26, 2022 (in thousands):

	Total Number of Performance Stock Units	2019	2020	2021	2022
Outstanding at December 25, 2021	2,114	185	1,270	659	—
PSUs granted	899	—	—	—	899
PSUs released	(140)	(140)	—	—	—
PSUs canceled	(49)	—	(30)	(19)	—
Outstanding at March 26, 2022	2,824	45	1,240	640	899
Stock-based compensation expense related to PSUs for the three-months ended March 26, 2022 was approximately $0.9 million. Stock-based compensation expense related to PSUs for the three-months ended March 27, 2021 was a credit of approximately $0.6 million due to PSU cancellations.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	March 26, 2022	December 25, 2021
Stock-based compensation effects in inventory	$3,817	$3,707

	Three Months Ended
	March 26, 2022	March 27, 2021
Income tax benefit associated with stock-based compensation	$2,226	$1,717
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$1,889	$1,796
Research and development	4,841	4,297
Sales and marketing	2,767	3,199
General and administration	3,442	1,682
Total stock-based compensation expense	$12,939	$10,974
15.    Income Taxes
Income taxes for the three-months ended March 26, 2022 represented a tax expense of $6.4 million on pre-tax losses of $35.4 million. This compared to a tax expense of $1.0 million, on pre-tax losses of $47.3 million for the three-months ended March 27, 2021. Provision for income taxes increased by approximately $5.4 million during the three-months ended March 26, 2022, compared to the corresponding period in 2021 as a result of an increase in income taxes and withholding taxes in foreign jurisdictions, primarily driven by an increase in Germany's withholding tax rate to 18.8% as compared to 5.3% in the three months ended March 27, 2021.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At March 26, 2022, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
16.    Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (the "CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity as a provider of optical transport networking equipment, software and related services. Accordingly, the Company is considered a single reporting segment and operating unit structure.
Revenue by geographic region is based on the shipping address of the customer. For more information regarding revenue disaggregated by geography, see Note 4, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements.
Additionally, the following table sets forth our property, plant and equipment, net by geographic region (in thousands):

	March 26, 2022	December 25, 2021
United States	$141,327	$141,977
Other Americas	2,981	2,687
Europe, Middle East and Africa	11,022	12,245
Asia Pacific	3,067	3,309
Total property, plant and equipment, net	$158,397	$160,218

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Beginning balance	$44,310	$40,708
Charges to operations	5,975	5,317
Utilization	(5,709)	(6,543)
Change in estimate(1)	(4,991)	(595)
Balance at the end of the period	$39,585	$38,887
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
Letters of Credit and Bank Guarantees
The Company had $22.4 million and $22.5 million of standby letters of credit, bank guarantees and surety bonds outstanding as of March 26, 2022 and December 25, 2021, respectively. Details are provided in the table below (in thousands).

	March 26, 2022	December 25, 2021
Customer performance guarantees	$18,961	$16,307
Value added tax license	286	287
Property leases	2,034	4,684
Pension plans	912	1,004
Credit cards	150	150
Other liabilities	72	68
Total	$22,415	$22,500
Of the $19.0 million and $16.3 million related to customer performance guarantees as of March 26, 2022 and December 25, 2021, respectively, approximately $4.0 million was used to secure surety bonds in the aggregate of $5.5 million.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $11.2 million was backed by cash collateral from third-party institutions.
As of each of March 26, 2022 and December 25, 2021, the Credit Facility included a $50.0 million letter of credit sub-facility, pursuant to which letters of credit in the amount of $11.3 million and $11.5 million, respectively, had been issued and outstanding. Approximately $176.4 million and $200.0 million of assets of certain Company subsidiaries have been pledged to secure the Credit Facility and other obligations as of March 26, 2022 and December 25, 2021, respectively.
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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Service cost	$80	$114
Interest cost	333	322
Expected return on plan assets	(780)	(737)
Amortization of actuarial loss	87	861
Total net periodic benefit cost	$(280)	$560
The components of net periodic benefit costs other than the service cost component are included in other gain (loss), net, in the Company’s condensed consolidated statements of operations.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items; the magnitude and duration of supply constraints, including delays, shortages and increased costs, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price;
the magnitude and duration of supply constraints, including delays, shortages and increased costs, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the severity, magnitude, duration and effects of the ongoing COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; progress and remaining payments under each of the 2021 and 2018 Restructuring Plans; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements regarding our corporate culture; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the proliferation and impact of environmental regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 as filed on February 23, 2022. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a global supplier of networking solutions comprised of networking equipment, software and services. Our portfolio of solutions include optical transport platforms, converged packet-optical transport platforms, compact modular platforms, optical line systems, coherent optical subsystems, a suite of automation software offerings, and support and professional services.

Our customers include operators of fixed line and mobile networks, including telecommunications service providers, internet content providers ("ICPs"), cable providers, wholesale carriers, research and education institutions, large enterprises, utilities and government entities. Our networking solutions enable our customers to deliver high-bandwidth business and consumer communications services and scale their transport networks as end-user services and applications continue to drive growth in demand for network bandwidth. These end-user services and applications include, but are not limited to, high-speed internet access, business ethernet services, 4G/5G mobile broadband, cloud-based services, high-definition video streaming services, virtual and augmented reality and the Internet of Things ("IoT").
Our systems are highly scalable, flexible and designed with open networking principles for ease of deployment. We build our systems using a combination of internally manufactured and third-party components. Our portfolio includes systems that leverage our innovative, vertically integrated optical engine technology, comprised of large-scale photonic integrated circuits ("PICs") and digital signal processors ("DSPs"). We optimize the manufacturing process by using indium phosphide to build our PICs, which enables the integration of hundreds of optical functions onto a single, monolithic semiconductor chip. This large-scale integration of our PICs and advanced DSPs allows us to deliver high-performance transport networking platforms with features that customers care about the most, including low cost per bit, capacity per fiber, power consumption and space savings. In addition, we design our optical engines to increase the capacity and reach performance of our products by leveraging coherent optical transmission technology. Coherent optical solutions are becoming increasingly important across the network as our customers transition to 800 gigabits per second ("Gb/s") per wavelength transmission speeds in the core, 400 Gb/s in the metro and 100 Gb/s in the access market segment.
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
Our high-speed optical transport platforms are differentiated by our Infinite Capacity Engine (ICE) coherent optical engine technology. Our latest generation of coherent optical engine technology delivers multi-terabit opto-electronic subsystems powered by our fifth-generation PIC and latest generation DSP (the combination of which we market as “ICE6”). ICE6 is capable of delivering 1.6 terabits per second (Tb/s; 2x800 Gb/s wavelengths) in a single optical engine. ICE6 will be integrated into various networking platforms in our product portfolio.
Our systems and subsystems products are designed to be managed by a suite of software solutions that enable simplified and automated operations. We also provide software-enabled programmability that offers differentiated capabilities such as Instant Bandwidth. Combined with our differentiated hardware solutions, Instant Bandwidth enables our customers to purchase and activate bandwidth as needed through our unique software licensing feature set. This, in turn, allows our customers to accomplish two key objectives: (1) limit their initial network startup costs and investments; and (2) instantly activate new bandwidth as their customers’ and their own network needs evolve.
We believe our systems and subsystems solutions benefit our customers by providing a unique combination of highly scalable capacity and features that address various applications and ultimately simplify and automate network operations.
Impact of COVID-19 Pandemic
COVID-19 was declared a global pandemic in March 2020. We have been and will continue monitoring and adjusting our operations, as appropriate, in response to the ongoing COVID-19 pandemic.

Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects of the outbreak of COVID-19, including temporarily closing or substantially limiting the presence of personnel in our offices in several impacted locations, implementing travel restrictions and modifying our participation in various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we are able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we are taking appropriate measures to protect their health and safety and create and maintain a safe working environment. Since the outbreak of the COVID-19 pandemic, however, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made it more difficult for them to collaborate as effectively as desired in the development of new products, which has in the past affected development schedules. Although some of these restrictions have recently been reduced or eliminated in many jurisdictions where we operate, the uncertainty surrounding the COVID-19 pandemic could continue to make such collaboration difficult in the future if restrictions are reimposed.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption, increased costs and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, supply decommitments, higher logistics and freight costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, increasingly longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During 2021 and the first quarter of 2022, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations during the remainder of 2022 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations, government restrictions such as the recent lockdowns in China and broader global macroeconomic developments.
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
While we believe we have enough cash, including availability under our Credit Facility, to operate our business for the next 12 months, if the impact of the COVID-19 pandemic to our business and financial position is more extensive than expected, we may need additional capital to enhance liquidity and working capital. We have historically been successful in our ability to secure other sources of financing, such as accessing capital markets, and implementing other cost reduction initiatives such as restructuring, delaying or eliminating discretionary spending to satisfy our liquidity needs. However, our access to these sources of capital could be materially and adversely impacted and we may not be able to receive terms as favorable as we have historically received, whether due to a rising rate of inflation or otherwise. Capital markets have been volatile and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, some of our existing debt has restrictive covenants that may limit our ability to raise new debt, which would limit our ability to access liquidity by those means without obtaining the consent of our lenders.

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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three-months ended March 26, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Due to the ongoing COVID-19 pandemic, there has been and continues to be uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	March 26, 2022		March 27, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$267,453	79%	$254,161	77%	$13,292	5%
Services	71,421	21%	76,746	23%	(5,325)	(7)%
Total revenue	$338,874	100%	$330,907	100%	$7,967	2%
Cost of revenue:
Product	$182,887	55%	$165,485	50%	$17,402	11%
Services	37,959	10%	43,260	13%	(5,301)	(12)%
Amortization of intangible assets	6,231	2%	4,616	2%	1,615	35%
Restructuring and other related costs	150	—%	514	—%	(364)	(71)%
Total cost of revenue	$227,227	67%	$213,875	65%	$13,352	6%
Gross profit	$111,647	33%	$117,032	35%	$(5,385)	(5)%
Revenue
Total product revenue increased by $13.3 million, or 5%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021. This year-over-year increase in revenue was driven by new product ramps, including ICE6, and growth in the ICP and other service provider customer verticals, partially offset by decreased revenue from certain Tier 1 customers and our cable vertical, as well as from significant supply constraints.

Total services revenue decreased by $5.3 million, or 7%, for the three-months ended March 26, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to a decline in professional services revenue related to network installation completion timing, as a result of delays in customer site readiness and related supply constraints.
We expect our total revenue will be higher in the second quarter of 2022 as compared to the first quarter of 2022, driven primarily by continued product ramps, including ICE6, partially offset by continued supply constraints.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 26, 2022		March 27, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$170,185	50%	$157,649	48%	$12,536	8%
International	168,689	50%	173,258	52%	(4,569)	(3)%
	$338,874	100%	$330,907	100%	$7,967	2%
Total revenue by sales channel:
Direct	$260,892	77%	$271,301	82%	$(10,409)	(4)%
Indirect	77,982	23%	59,606	18%	18,376	31%
	$338,874	100%	$330,907	100%	$7,967	2%

Domestic revenue increased by $12.5 million, or 8%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from our ICP and other service provider verticals, which was partially offset by decreased revenue from certain Tier 1 customers and our cable vertical.
International revenue decreased by $4.6 million, or 3%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021, driven primarily by decreased revenue from certain Tier 1 customers and our cable and ICP verticals, as well as decreased revenue related to our suspension of operations in Russia, which was partially offset by increased revenue from our other service provider vertical.
Direct revenue decreased by $10.4 million, or 4%, and indirect revenue increased by $18.4 million, or 31% during the three-months ended March 26, 2022 compared to the corresponding period in 2021. The decrease in direct revenue for the first quarter of 2022 was driven by decreased revenue from certain Tier 1 customers and our cable vertical, which was partially offset by increased revenue from our other service provider and ICP verticals. The increase in indirect revenue for the third quarter of 2021 was driven by increased revenue from ICP and other service provider customers who purchased through our indirect sales channel.
Cost of Revenue and Gross Margin
Gross profit was $111.6 million during the three-months ended March 26, 2022, with gross margin decreasing to 33% compared to 35% in the corresponding period in 2021. In the three-months ended March 26, 2022, our margin was negatively impacted primarily by higher costs related to component price increases, higher logistics and freight costs, and supply constrained manufacturing volumes. These factors were partially offset by the ramp of new products, including ICE6, and ongoing cost improvement and quality initiatives.
We currently expect gross margin in the second quarter of 2022 to be consistent with the first quarter of 2022 as supply constraints are expected to continue through the first half of the year. Over time, we believe our margins will improve as we increase the proportion of revenue derived from sales of our vertically integrated products, including ICE6.
Amortization of Intangible Assets
Amortization of intangible assets increased by $1.6 million, or 35%, during the three-months ended March 26, 2022, compared to the corresponding period in 2021, due to shortened life of certain developed technologies resulting from our exit from certain product lines in fourth quarter of 2021.

Restructuring and Other Related Costs
Restructuring and other related costs primarily consisting of severance and other related costs decreased by $0.4 million, or 71%, during the three-months ended March 26, 2022, respectively, compared to the corresponding periods in 2021. These decreases primarily reflect the substantial completion of our 2021 and 2018 Restructuring Plans as well as the completion of our 2020 Restructuring Plan. See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	March 26, 2022		March 27, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$73,411	22%	$73,529	22%	$(118)	—%
Sales and marketing	35,824	11%	32,772	10%	3,052	9%
General and administrative	27,890	8%	26,506	8%	1,384	5%
Amortization of intangible assets	3,746	1%	4,405	1%	(659)	(15)%
Acquisition and integration costs	—	—%	614	—%	(614)	NMF*
Restructuring and other related costs	7,270	2%	2,319	1%	4,951	213%
Total operating expenses	$148,141	44%	$140,145	42%	$7,996	6%
*NMF = Not meaningful
Research and Development Expenses
Research and development expenses decreased by $0.1 million, or less than 1%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to our 2021 Restructuring Plan, lower depreciation related to older technologies, and a government tax credit which were offset by costs related to bringing our new technologies to market and investments in future technologies. We expect to increase research and development investments in our vertically integrated product portfolio expansion strategy, which we believe will drive higher revenue and profitability.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.1 million, or 9%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021. This increase was primarily attributable to higher employee compensation expenses, and increased travel and marketing costs related to the resumption of in-person trade shows partially offset by lower facility costs.
General and Administrative Expenses
General and administrative expenses increased by $1.4 million, or 5%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021. The increase was largely due to higher employee compensation related costs and the absence of sales tax credits recorded in the three-months ended March 27, 2021, partially offset by lower professional services costs.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.7 million, or 15%, during the three-months ended March 26, 2022 compared to the corresponding periods in 2021, primarily due to lower amortization of the value of backlog.
Acquisition and Integration Costs
Integration costs decreased by $0.6 million, during the three-months ended March 26, 2022 compared to the corresponding periods in 2021, due to the completion of our integration efforts related to the Acquisition in the first quarter of 2021.

Restructuring and Other Related Costs
Restructuring and other related costs increased by $5.0 million, or 213%, during the three-months ended March 26, 2022, compared to the corresponding period in 2021. The increase during the three-months ended March 26, 2022 was primarily due to lease-related impairment charges incurred for our Espoo, Finland and Munich, Germany sites. The remaining portion of the increase was due to severance and other related expenses principally associated with the 2021 Restructuring Plan. See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	March 26, 2022	March 27, 2021	Change	% Change
	(In thousands)
Interest income	$53	$40	$13	33%
Interest expense	(4,992)	(11,843)	6,851	(58)%
Other gain (loss), net	6,020	(12,395)	18,415	149%
Total other expense, net	$1,081	$(24,198)	$25,279	104%
Interest income during the three-month periods ended March 26, 2022 and March 27, 2021, respectively, was immaterial.
Interest expense decreased $6.9 million, or 58%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts for our convertible senior notes that were amortized to interest expense over their contractual terms prior to its adoption. See Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
Other gain (loss), net, increased by $18.4 million, or 149%, during the three-months ended March 26, 2022 compared to the corresponding period in 2021, primarily due to an increase in unrealized foreign exchange gain driven by foreign currency exchange rate changes.
Income Tax Provision
Income taxes for the three-months ended March 26, 2022 represented a tax expense of $6.4 million on pre-tax losses of $35.4 million. This compared to a tax expense of $1.0 million, on pre-tax losses of $47.3 million for the three-months ended March 27, 2021. Provision for income taxes increased by approximately $5.4 million during the three-months ended March 26, 2022, compared to the corresponding period in 2021 as a result of an increase in income taxes and withholding taxes in foreign jurisdictions, primarily driven by an increase in Germany's withholding tax rate to 18.8% as compared to 5.3% in the three-months ended March 27, 2021.

Liquidity and Capital Resources

	Three Months Ended
	March 26, 2022	March 27, 2021

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$15,788	$18,630
Investing activities	$(16,059)	$(11,721)
Financing activities	$6,412	$(72,469)

	March 26, 2022	December 25, 2021

	(In thousands)
Cash	$191,937	$190,611
Restricted cash	12,091	11,910
	$204,028	$202,521
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash provided by operating activities during the three-months ended March 26, 2022 and March 27, 2021 was $15.8 million and $18.6 million, respectively.
Net loss during the three-months ended March 26, 2022 was $41.9 million, which included non-cash charges of $44.5 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the three-months ended March 27, 2021 of $48.3 million, which included non-cash charges of $48.0 million.
Net cash provided by working capital was $13.2 million during the three-months ended March 26, 2022. Accounts receivable decreased by $81.8 million due to lower revenue and due to cash collections. Prepaid and other assets increased by $23.5 million primarily due to timing of tax payments and an increase in customer contract assets. Accounts payable decreased by $19.8 million primarily due to timing of payment to suppliers. Accrued liabilities and other expenses decreased by $14.4 million primarily due to lower accrued compensation and related benefits and purchases of shares of our common stock under our ESPP in February 2022. Deferred revenue decreased by $9.0 million due to amortization of annual maintenance renewals during the period.
Net cash provided by working capital was $18.9 million during the three-months ended March 27, 2021. Accounts receivable decreased by $38.7 million due to cash collections. Inventory levels decreased by $4.1 million due to management's efforts to reduce inventory. Prepaid and other assets decreased by $20.7 million primarily due to decrease in customer contract assets. Accounts payable decreased by $23.6 million primarily due to the timing of payment to suppliers. Accrued liabilities and other expenses decreased by $12.0 million primarily due to lower restructuring liabilities, tax liabilities and purchases of shares of our common stock under our ESPP in February 2021. Deferred revenue decreased by $8.9 million due to amortization of maintenance renewals and lower renewals during the quarter, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the three-months ended March 26, 2022 was $16.1 million primarily for purchase of property and equipment.
Net cash used in investing activities during the three-months ended March 27, 2021 was $11.7 million entirely for purchase of property and equipment.

Financing Activities
Net cash provided by financing activities during the three-months ended March 26, 2022 was $6.4 million compared to net cash used in financing activities of $72.5 million in the corresponding period of 2021. Financing activities during the three-months ended March 26, 2022 primarily included net proceeds of $8.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by payment of $1.4 million term license purchase, $0.4 million payments on finance lease obligations, and tax withholdings in the amount of $0.5 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash used by financing activities during the three-months ended March 27, 2021 was $72.5 million. Financing activities during the three-months ended March 27, 2021 included payments of $77.0 million under the Credit Facility, $2.5 million for term license purchase and $0.3 million for finance lease obligations. The period also included net proceeds from the issuance of shares of our common stock under the ESPP. These proceeds were offset by the tax withholdings paid on behalf of certain employees for net share settlements of RSUs.
Liquidity
We believe that our current cash, along with the Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the interest payments on the Notes and the Credit Facility for at least 12 months. If the impact of the COVID-19 pandemic and the related supply chain challenges to our business and financial position is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
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
For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 26, 2022, long-term debt, net, included $195.2 million outstanding for the 2027 Notes, which represents the principal balance of $200.0 million, net of $4.8 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of March 26, 2022, contractual obligations related to the 2027 Notes are payments of $2.5 million due for the remainder of 2022, $5.0 million due each year from 2022 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
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
Effective January 1, 2022, with the cessation of LIBOR, the Credit Facility provides for an alternative benchmark rate for LIBOR-based loans, which may include Term Secured Overnight Financing Rate (SOFR) or other prevailing market rate as determined by the agent plus a spread based on prevailing market convention for the applicable interest period plus a margin ranging from 2.00% to 2.50%.
In January 2021, we repaid in full the then outstanding principal balance of $77.0 million under the Credit Facility. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
In May 2019, we entered into a financing assistance agreement with a third-party contract manufacturer whereby the contract manufacturer agreed to provide funding of up to $40.0 million to cover severance, retention and other costs associated with the transfer of our manufacturing operations in Berlin, Germany to the contract manufacturer. The funding was secured against certain foreign assets, carried a fixed interest rate of 6% and repayable in 12 months from the date of each draw down. In October 2020, the payment terms were amended to extend the due date by six months, set the fixed interest rate at 3% during such period, and allowed for the phased transfer of inventory to offset the amount due. In 2021, we repaid the entire outstanding principal balance and accrued interest.
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
For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of March 26, 2022, long-term debt, net, included $397.1 million for 2024 Notes which represents the principal balance of $402.5 million, net of $5.4 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of March 26, 2022, contractual obligations related to the 2024 Notes are payments of $4.3 million due for the remainder of 2022, $8.6 million due in 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.

As of March 26, 2022, we had $204.0 million of cash and restricted cash including $75.3 million held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Off-Balance Sheet Arrangements
As of March 26, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Exchange Rate Risk
There have been no material changes to the foreign currency exchange rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Interest Rate Risk
There have been no material changes to the interest rate risk previously disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Market Risk and Market Interest Risk
For a discussion of our exposure to market risk and market interest risk related to the 2027 Notes and 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no other material changes to our market risk during the three-months ended March 26, 2022.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of March 26, 2022, our disclosure controls and procedures are effective.

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
Changes in Internal Control over Financial Reporting
During the three-months ended March 26, 2022 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the ongoing COVID-19 pandemic situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk. A description of the risks and uncertainties associated with our business is set forth below. These risks, together with many other factors described in this report and in our other public filings, and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could adversely affect our operations, performance and financial condition. Our actual results could differ materially from our forward-looking statements.
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
•the price, quality, timing of delivery and availability of key components from suppliers, including any price or shipping cost increases or delays in the supply of components that may result from the effects of the COVID-19 pandemic, as well as impacts due to consolidations amongst our suppliers;
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
•our ability to control costs, including our operating expenses and the costs and availability of components and materials we purchase for our products;
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
•the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic and political conditions in domestic and international markets, including those related to any policy changes by the federal government and/or by the presidential administration in the United States, and other factors beyond our control, including the ongoing effects of the COVID-19 pandemic and related response measures or a continued rising rate of inflation.
Supply chain issues, including delays, shortages and increased costs, and our dependency on sole source, limited source or high-cost suppliers could harm our business and operating results.
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages and increased costs. Beginning with the fourth quarter of 2020, and continuing through the first quarter of 2022, these disruptions continued to negatively impact our revenue and our results of operations. For example, shortages of certain key components adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages, longer lead times and increased costs. These shortages, delays and increased costs are expected to continue throughout 2022. We cannot predict with certainty the scope or magnitude of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional purchase commitments over a longer time period with our suppliers or by holding higher levels of inventory, could negatively impact our financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to meet increased customer demand in a timely manner.
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

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain, including those due to the COVID-19 pandemic. For example, during March 2022 one of our contract manufacturers in China was not able to fully operate during a COVID-19-related quarantine, which constrained their ability to supply us with certain components in the first quarter of 2022. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions as has been precipitated by the effects of the COVID-19 pandemic, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
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

The effects of the ongoing COVID-19 pandemic could have a material adverse effect on our business and results of operations.
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
As a result of these governmental measures and pursuant to recommended safety guidelines, we have temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and modified our participation in various industry events. Although our work-from-home policy continues to evolve in response to the reduced level of restrictiveness of these measures and guidelines in certain jurisdictions where we operate, it has at times contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020, and it may have an impact on our operational processes in the future. We have experienced disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. Some of these disruptions negatively impacted our revenue and our results of operations.
The impact of the COVID-19 pandemic on our business and results of operations in 2022 remains uncertain and is dependent in part on future vaccination and infection rates, the emergence of new strains of the virus, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources during 2022 due to the effects of the COVID-19 pandemic and its impacts on our customers, third-party service providers and capital markets.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as customer dependencies affected by the COVID-19 pandemic. For example, in the first quarter of 2022, we experienced project delays due to customer site readiness, and availability of customer resources and customer-furnished material. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to labor market changes resulting from the COVID-19 pandemic, including a recent hypercompetitive wage environment. For example, in fiscal 2021 we experienced increased turnover in our workforce as compared to prior years, and it is uncertain whether our increased compensation levels offered in 2022 will be sufficient to attract and retain qualified personnel. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended March 26, 2022, our top ten customers accounted for approximately 47% of our total revenue. For 2021, our top ten customers accounted for approximately 42% of our total revenue. For 2020, our top ten customers accounted for approximately 43% of our total revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new larger customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
We have seen increased consolidation in the communications networking industry over the past few years, which has adversely affected our business and results of operations. Customer consolidation in the past has led to changes in buying patterns, slowdowns in spending, redeployment of existing equipment and re-architecture of parts of existing networks or future networks, as the combined companies evaluate the needs of the combined business. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with products or relies on another provider of similar products, we may lose that customer’s business. Such consolidation may further reduce the number of customers that generate a significant percentage of our revenue and may exacerbate the risks relating to dependence on a small number of customers. Any of the foregoing results will adversely affect our business, financial condition and results of operations.
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
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or grow our business. For example, in each of the years since the completion of the Acquisition, we have had a net loss and negative cash flows from operations and we may continue to incur losses and negative cash flows from operations in the future periods. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures, borrow additional funds or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Recently, inflation has continued to increase throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, supplies and other costs of doing business. In an inflationary environment, our ability to raise prices or add additional cost-recovery surcharges of a magnitude sufficient to match the rate of inflation may be constrained by customer resistance and competitive concerns, as well as industry-specific and other economic conditions, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, supplies and other costs of doing business. Continued inflationary pressures could impact our profitability.
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
•increased price competition for our products, not only from our competitors, but also as a result of our customer’s or potential customers' utilization of inventoried or underutilized products, which could put additional downward pressure on our near-term gross profits;
•risk of excess or obsolete inventories;
•our customers facing financial difficulties, including bankruptcy;
•excess manufacturing capacity and higher associated overhead costs as a percentage of revenue; and
•more limited ability to accurately forecast our business and future financial performance.
The effects of the COVID-19 pandemic have negatively affected the economies of many countries and have created significant uncertainty regarding global macroeconomic conditions. The COVID-19 pandemic has also led to increased disruption and volatility in capital markets, credit markets, and, in particular, supply chains. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Amended Credit Agreement with Wells Fargo Bank and BMO Harris Bank N.A. to provide additional working capital flexibility to manage our business, utilizing the Credit Facility. In addition, in March 2020 we issued convertible senior notes due March 1, 2027 (the “2027 Notes” and, together with the 2024 Notes, the “Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. For additional risks related to the Notes, please see “Common Stock and Indebtedness Risk Factors” below. In August 2020, we entered into the Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all, and may be affected by the impacts of the COVID-19 pandemic on capital markets, including a continued rising rate of inflation. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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

In addition, our operations in Russia are subject to additional regulatory and political risk, and additional compliance costs in connection with sanctions and other trade controls imposed by the United States and other governments in response to Russia's military operations in Ukraine starting in February 2022. The imposition of these sanctions and controls could prevent us from performing existing contracts. For the year ended December 25, 2021, approximately 1% of our revenue was derived from customers based in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
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
•changes to free trade agreements, trade protection measures, tariffs, export compliance, domestic preference procurement requirements, qualification to transact business and additional regulatory requirements, including changes related to policy and other changes made by the federal government in the United States or other national governments; and
•effects of changes in currency exchange rates, particularly relative increases in the exchange rate of the U.S. dollar compared to other currencies that could negatively affect our financial results and cash flows.
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
The current U.S. administration has proposed significant changes to U.S. corporate tax law, including a proposed increase in the corporate tax rate and changes to the taxation of international operations. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including a global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
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
As of March 26, 2022, the outstanding aggregate principal amount of the 2024 Notes and the 2027 Notes was $402.5 million and $200.0 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
In the ordinary course of our business, we maintain sensitive data on our networks and systems, including data related to our intellectual property and data related to our business, customers and business partners, which may be considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber attacks, malicious activity, including ransomware, malware and viruses, and other attempts to gain unauthorized access and disrupt systems and the confidentiality, security, and integrity of information, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. In response to the COVID-19 pandemic, many of our employees are working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.

While the secure maintenance of this information and the security of the systems used in our business are critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, and result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we work to safeguard our internal networks and systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. For example, in the fourth quarter of 2021, we experienced a phishing attack that resulted in an immaterial loss. While these have not had a material effect on our business or our network security to date, security breaches or incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. Security breaches or incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected breach or incident, subject us to regulatory actions and investigations, disrupt key business operations, result in claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any security incident or breach and to attempt to prevent future security incidents and breaches.
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
Data privacy and data protection is an area of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the United States, China and other regions, are evaluating or have implemented regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., and similar regulatory standards in effect in the United Kingdom, the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), other enacted or proposed legislation in the United States, and enacted or proposed legislation in other jurisdictions have created new compliance obligations with respect to data handling and processing.

We cannot fully predict the impact of the GDPR, the PIPL, the CCPA, the CPRA or other laws or regulations, including those that may be modified or enacted in the future, relating to cybersecurity, privacy or data protection on our business or operations, These laws and regulations have required us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply, and we expect to continue to incur such costs and expenses in the future and may find it necessary or appropriate to further modify our data processing practices and policies. Any actual or perceived failure to comply with laws, regulation, or other actual or asserted obligations to which we are or are alleged to be subject relating to cybersecurity, privacy or data protection could result in claims, litigation, and regulatory proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our customer relationships, our market position, and our ability to attract new customers. Any of these could harm our business, financial condition and results of operations.
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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 3, 2022