Form 10-Q
period 2022-06-25
Infinera Corp
filed 2022-07-28
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2022, 216,934,208 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 25, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current assets:
Cash	$130,856	$190,611
Short-term restricted cash	21,142	2,840
Accounts receivable, net	302,928	358,954
Inventory	309,602	291,367
Prepaid expenses and other current assets	161,480	147,989
Total current assets	926,008	991,761
Property, plant and equipment, net	157,665	160,218
Operating lease right-of-use assets	39,055	45,338
Intangible assets	65,832	86,574
Goodwill	237,246	255,788
Long-term restricted cash	3,184	9,070
Other long-term assets	39,810	38,475
Total assets	$1,468,800	$1,587,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,882	$216,404
Accrued expenses and other current liabilities	141,965	147,029
Accrued compensation and related benefits	68,549	88,021
Short-term debt, net	540	533
Accrued warranty	19,203	23,204
Deferred revenue	116,043	137,297
Total current liabilities	555,182	612,488
Long-term debt, net	640,076	476,789
Long-term accrued warranty	17,566	21,106
Long-term deferred revenue	29,130	31,612
Long-term deferred tax liability	2,115	2,364
Long-term operating lease liabilities	50,839	54,326
Other long-term liabilities	57,334	64,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of June 25, 2022 and December 25, 2021 Issued and outstanding shares – 216,431 as of June 25, 2022 and 211,381 as of December 25, 2021	216	211
Additional paid-in capital	1,867,000	2,026,098
Accumulated other comprehensive loss	(29,537)	(4,496)
Accumulated deficit	(1,721,121)	(1,698,042)
Total stockholders' equity	116,558	323,771
Total liabilities and stockholders’ equity	$1,468,800	$1,587,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Product	$284,852	$257,441	$552,305	$511,602
Services	73,133	80,786	144,554	157,532
Total revenue	357,985	338,227	696,859	669,134
Cost of revenue:
Cost of product	204,122	172,053	387,009	337,538
Cost of services	38,421	41,446	76,380	84,706
Amortization of intangible assets	6,229	4,614	12,460	9,230
Restructuring and other related costs	13	(269)	163	245
Total cost of revenue	248,785	217,844	476,012	431,719
Gross profit	109,200	120,383	220,847	237,415
Operating expenses:
Research and development	78,635	73,934	152,046	147,463
Sales and marketing	35,329	33,782	71,153	66,554
General and administrative	30,150	32,197	58,040	58,703
Amortization of intangible assets	3,667	4,392	7,413	8,797
Acquisition and integration costs	—	—	—	614
Restructuring and other related costs	1,133	(674)	8,403	1,645
Total operating expenses	148,914	143,631	297,055	283,776
Loss from operations	(39,714)	(23,248)	(76,208)	(46,361)
Other income (expense), net:
Interest income	104	27	157	67
Interest expense	(7,252)	(12,017)	(12,244)	(23,860)
Other gain (loss), net	(3,520)	2,719	2,500	(9,676)
Total other income (expense), net	(10,668)	(9,271)	(9,587)	(33,469)
Loss before income taxes	(50,382)	(32,519)	(85,795)	(79,830)
Provision for income taxes	5,339	3,075	11,776	4,086
Net loss	$(55,721)	$(35,594)	$(97,571)	$(83,916)
Net loss per common share:
Basic	$(0.26)	$(0.17)	$(0.46)	$(0.41)
Diluted	$(0.26)	$(0.17)	$(0.46)	$(0.41)
Weighted average shares used in computing net loss per common share:
Basic	215,509	206,780	213,846	204,709
Diluted	215,509	206,780	213,846	204,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net loss	$(55,721)	$(35,594)	$(97,571)	$(83,916)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14,009)	5,480	(25,210)	1,647
Amortization of actuarial loss	82	864	169	1,725
Net change in accumulated other comprehensive income (loss)	(13,927)	6,344	(25,041)	3,372
Comprehensive loss	$(69,648)	$(29,250)	$(122,612)	$(80,544)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 25, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 26, 2022	213,231	$213	$1,851,002	$(15,610)	$(1,665,400)	$170,205
Restricted stock units released	3,419	3	—	—	—	3
Shares withheld for tax obligations	(219)	—	(1,860)	—	—	(1,860)
Stock-based compensation	—	—	17,858	—	—	17,858
Other comprehensive loss	—	—	—	(13,927)	—	(13,927)
Net loss	—	—	—	—	(55,721)	(55,721)
Balance at June 25, 2022	216,431	$216	$1,867,000	$(29,537)	$(1,721,121)	$116,558

	Six Months Ended June 25, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06			(196,493)		74,492	(122,001)
ESPP shares issued	1,234	1	8,880	—	—	8,881
Restricted stock units released	4,094	4	—	—	—	4
Shares withheld for tax obligations	(278)	—	(2,390)	—	—	(2,390)
Stock-based compensation	—	—	30,905	—	—	30,905
Other comprehensive loss	—	—	—	(25,041)	—	(25,041)
Net loss	—	—	—	—	(97,571)	(97,571)
Balance at June 25, 2022	216,431	$216	$1,867,000	$(29,537)	$(1,721,121)	$116,558

	Three Months Ended June 26, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 27, 2021	204,812	$205	$1,983,599	$(14,870)	$(1,575,586)	$393,348
Restricted stock units released	3,819	3	—	—	—	3
Shares withheld for tax obligations	(163)	—	(1,460)	—	—	(1,460)
Stock-based compensation	—	—	13,952	—	—	13,952
Other comprehensive income	—	—	—	6,344	—	6,344
Net loss	—	—	—	—	(35,594)	(35,594)
Balance at June 26, 2021	208,468	$208	$1,996,091	$(8,526)	$(1,611,180)	$376,593

	Six Months Ended June 26, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	1,294	1	9,011	—	—	9,012
Restricted stock units released	6,088	6	—	—	—	6
Shares withheld for tax obligations	(357)	—	(3,398)	—	—	(3,398)
Stock-based compensation	—	—	24,901	—	—	24,901
Other comprehensive income	—	—	—	3,372	—	3,372
Net loss	—	—	—	—	(83,916)	(83,916)
Balance at June 26, 2021	208,468	$208	$1,996,091	$(8,526)	$(1,611,180)	$376,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Cash Flows from Operating Activities:
Net loss	$(97,571)	$(83,916)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,706	39,308
Non-cash restructuring charges and other related costs	5,657	824
Amortization of debt discount and issuance costs	4,124	15,834
Operating lease expense	4,987	8,526
Stock-based compensation expense	30,722	24,913
Other, net	868	3,090
Changes in assets and liabilities:
Accounts receivable	50,396	36,293
Inventory	(22,225)	(6,120)
Prepaid expenses and other current assets	(31,934)	21,332
Accounts payable	2,120	(2,085)
Accrued liabilities and other current liabilities	(24,335)	(3,754)
Deferred revenue	(22,146)	(14,311)
Net cash (used in) provided by operating activities	(56,631)	39,934
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(26,726)	(25,789)
Net cash used in investing activities	(26,726)	(25,789)
Cash Flows from Financing Activities:
Proceeds from asset-based revolving credit facility	80,000	—
Repayment of asset-based revolving credit facility	(40,000)	(77,000)
Repayment of third-party manufacturing funding	—	(24,610)
Repayment of mortgage payable	(245)	(130)
Payment of debt issuance cost	(783)	—
Payment of term license obligation	(3,643)	(3,930)
Principal payments on finance lease obligations	(577)	(819)
Proceeds from issuance of common stock	8,875	9,344
Tax withholding paid on behalf of employees for net share settlement	(2,384)	(3,398)
Net cash provided by (used in) financing activities	41,243	(100,543)
Effect of exchange rate changes on cash	(5,225)	4,245
Net change in cash	(47,339)	(82,153)
Cash and restricted cash at beginning of period	202,521	315,383
Cash and restricted cash at end of period(1)	$155,182	$233,230

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$4,435	$13,162
Cash paid for interest	$7,995	$9,862
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$365	$—

Transfer of inventory to fixed assets	$3,705	$1,735
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$7,343	$9,807

(1)     Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:

	June 25, 2022	June 26, 2021

Cash	$130,856	$219,735
Short-term restricted cash	21,142	2,840
Long-term restricted cash	3,184	10,655
Total cash and restricted cash	$155,182	$233,230

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
For the three-months ended June 25, 2022, one customer accounted for 11% of the Company's total revenue and for the six-months ended June 25, 2022, no customer accounted for 10% or more of the Company's total revenue. For the three-months ended June 26, 2021, no customer accounted for 10% of the Company's total revenue and for the six-months ended June 26, 2021, one customer accounted for 10% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the six-months ended June 25, 2022 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
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

The adoption of ASU 2020-06 required the Company to record a $196.5 million reduction of additional paid in capital, on December 26, 2021, due to the recombination of the equity conversion component of convertible debt remaining outstanding, which was initially separated and recorded in equity. The $122.0 million increase in debt represented the removal of the remaining debt discounts recorded for this previous separation. The Company recognized a $74.5 million cumulative effect decrease of initially applying ASU 2020-06 as an adjustment to the December 26, 2021 opening balance of accumulated deficit. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a liability instrument. Since the Company had a net loss in the three- and six-months ended June 25, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three- and six-months ended June 25, 2022, operating lease expense was $4.0 million and $13.3 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.8 million and $6.4 million, for the three- and six-months ended June 25, 2022, respectively. For the three- and six-months ended June 26, 2021, operating lease expense was $5.3 million and $12.6 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.4 million and $2.4 million, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and six-months ended June 25, 2022 and June 26, 2021.
The following table presents operating lease liabilities in both current and long-term (in thousands):

	June 25, 2022	December 25, 2021
Accrued expenses and other current liabilities	$13,559	$16,542
Other long-term liabilities	50,839	54,326
Total operating lease liability	$64,398	$70,868
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase, or ownership transferring at the end of the term. As of June 25, 2022 and December 25, 2021, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $5.4 million and $5.5 million, respectively. Finance lease expenses include amortization of the right-of-use assets and interest expenses. Total finance lease expenses during the three- and six-months ended June 25, 2022 and June 26, 2021 were not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of June 25, 2022 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$82,113	$1,701
Less: interest(1)	17,715	75
Present value of lease liabilities	$64,398	$1,626
(1) Calculated using the interest rate for each lease.

The following table presents supplemental information for the Company's non-cancelable leases for the six-months ended June 25, 2022 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	5.70 years	1.26 years
Weighted average discount rate	9.20%	7.06%
Cash paid for amounts included in the measurement of lease liabilities	$12,876	$577
Leased assets obtained in exchange for new lease liabilities	$4,975	$—

4. Revenue Recognition
Capitalization of Costs to Obtain a Contract
The ending balances of the Company's capitalized costs to obtain a contract as of June 25, 2022 and December 25, 2021 were not material.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
United States	$181,530	$175,184	$351,715	$332,833
Other Americas	32,825	29,577	53,736	49,108
Europe, Middle East and Africa	103,838	94,275	212,449	209,183
Asia Pacific	39,792	39,191	78,959	78,010
Total revenue	$357,985	$338,227	$696,859	$669,134
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Direct	$273,719	$265,022	$534,611	$536,323
Indirect	84,266	73,205	162,248	132,811
Total revenue	$357,985	$338,227	$696,859	$669,134
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 25, 2022	December 25, 2021
Assets (Liabilities)
Accounts receivable, net	$302,928	$358,954
Contract assets	$56,127	$49,052
Deferred revenue	$(145,173)	$(168,909)
Revenue recognized for the three- and six-months ended June 25, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $25.6 million and $70.5 million, respectively. Revenue recognized for the three- and six-months ended June 26, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $22.6 million and $53.9 million, respectively. Changes in the contract asset and liability balances during the three- and six-month periods ended June 25, 2022 and June 26, 2021 were not materially impacted by other factors.

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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized in the future as of June 25, 2022	$574,225	$328,829	$35,349	$8,101	$4,451	$3,410	$954,365
5.    Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes and 2027 Notes (collectively referred to as "convertible senior notes" below) approximate their fair values. The fair value of convertible senior notes were determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on June 24, 2022 (the last trading day of the quarter).

The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of June 25, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible Senior Notes	$—	$567,138	$567,138	$—	$765,412	$765,412
During the six-months ended June 25, 2022, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of June 25, 2022 and December 25, 2021, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of June 25, 2022.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements), the Company incurred facilities related charges of $0.8 million and $6.4 million for the three- and six-months ended June 25, 2022, respectively. The Company incurred facilities related charges of $0.4 million and $2.4 million for the three- and six- months ended June 26, 2021, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 9, "Restructuring and Other Related Costs" to the Notes to Condensed Consolidated Financial Statements for more information.

Cash
As of June 25, 2022, the Company had $155.2 million of cash and restricted cash, including $66.9 million of cash held by its foreign subsidiaries.
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
As of June 25, 2022, the Company had no outstanding foreign currency exchange forward contracts. As of December 25, 2021, the Company posted collateral of $0.9 million, on its derivative instruments to cover potential credit risk exposure. This amount is classified as long-term restricted cash on the accompanying condensed consolidated balance sheets.
For the three- and six-months ended June 25, 2022, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.3 million and $0.6 million, respectively. For the three- and six-months ended June 26, 2021, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.3 million and $0.6 million, respectively. They were included in other gain (loss), net in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
As of June 25, 2022, the Company did not designate foreign currency exchange forward contracts as hedges for accounting purposes. Accordingly, changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. These contracts were entered into with one institution with high credit quality and the Company consistently monitors the creditworthiness of the counterparties.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of June 25, 2022		As of December 25, 2021
	Gross Notional(1)	Accrued expenses and other current liabilities	Gross Notional(1)	Accrued expenses and other current liabilities
Foreign currency exchange forward contracts
Related to Euro denominated monetary balances	$—	$—	$21,981	$(139)
Related to British Pound denominated monetary balances	—	—	7,566	(82)
	$—	$—	$29,547	$(221)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.

Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and six-months ended June 25, 2022, the Company's recognized factoring related interest expense was approximately $0.1 million and $0.2 million, respectively. For the three- and six-months ended June 26, 2021, the Company's recognized factoring related interest expense was approximately $0.2 million and $0.3 million, respectively. For the three- and six-months ended June 25, 2022, the Company's gross amount of trade accounts receivables sold were approximately $18.7 million and $42.6 million, respectively. For the three- and six-months ended June 26, 2021, the Company's gross amount of trade accounts receivables sold were approximately $36.3 million and $67.3 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the six-months ended June 25, 2022 (in thousands):

Balance as of December 25, 2021	$255,788
Foreign currency translation adjustments	(18,542)
Balance as of June 25, 2022	$237,246
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 25, 2022 and December 25, 2021 (in thousands, except for weighted average data):

	June 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	152,656	(108,126)	44,530	3.8
Developed technology	172,920	(151,618)	21,302	1.1
Total intangible assets with finite lives	$325,576	$(259,744)	$65,832

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	157,495	(104,701)	52,794	4.2
Developed technology	182,844	(149,064)	33,780	1.5
Total intangible assets with finite lives	$340,339	$(253,765)	$86,574
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expenses were $9.9 million and $19.9 million for the three- and six-month periods ended June 25, 2022 respectively. Amortization expenses were $9.0 million and $18.0 million for the three- and six-month periods ended June 26, 2021, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 25, 2022 (in thousands):

		Fiscal Years
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Total future amortization expense	$65,832	$17,947	$23,066	$9,025	$9,025	$6,769	$—

8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the six-months ended June 25, 2022 (in thousands):

Balance as of December 25, 2021	$1,304
Additions(1)	751
Write offs(2)	(245)
Other(3)	(55)
Balance as of June 25, 2022	$1,755
(1)The new additions during the six-months ended June 25, 2022 are primarily due to specific reserves.
(2)The write offs during the six-months ended June 25, 2022 are primarily amounts fully reserved previously.
(3)Primarily represents foreign currency translation adjustments.
Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	June 25, 2022	December 25, 2021
Inventory
Raw materials	$50,394	$39,379
Work in process	58,875	53,924
Finished goods	200,333	198,064
Total inventory	$309,602	$291,367
Property, plant and equipment, net
Computer hardware	$45,995	$45,824
Computer software(1)	55,132	56,820
Laboratory and manufacturing equipment	281,525	287,875
Land and building	12,369	12,369
Furniture and fixtures	2,720	2,164
Leasehold and building improvements	50,309	51,471
Construction in progress	32,086	18,807
Subtotal	480,136	475,330
Less accumulated depreciation and amortization(2)	(322,471)	(315,112)
Total property, plant and equipment, net	$157,665	$160,218
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$29,615	$19,405
Taxes payable	42,655	43,308
Short-term operating and finance lease liability	14,666	17,792
Restructuring accrual	2,500	8,610
Other accrued expenses and other current liabilities	52,529	57,914
Total accrued expenses	$141,965	$147,029

(1)Included in computer software at June 25, 2022 and December 25, 2021 were $26.1 million and $25.9 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at June 25, 2022 and December 25, 2021 were $7.7 million and $8.9 million, respectively. Also included in computer software at June 25, 2022 and December 25, 2021 was $18.3 million and $20.9 million, respectively, related to term licenses. The unamortized term license costs at June 25, 2022 and December 25, 2021 was $7.2 million and $9.2 million, respectively.
(2)Depreciation expense was $11.2 million and $22.8 million (which includes depreciation of capitalized ERP cost of $0.7 million and $1.5 million, respectively) for the three- and six-months ended June 25, 2022, respectively. Also included in depreciation expense for three- and six-months ended June 25, 2022 was $1.8 million and $3.5 million, respectively, related to term licenses. Depreciation expense was $9.8 million and $21.3 million (which includes depreciation of capitalized ERP cost of $0.6 million and $1.3 million, respectively) for the three- and six-months ended June 26, 2021, respectively. Also included in depreciation expense for three- and six-months ended June 26, 2021 was $1.6 million and $3.2 million, respectively, related to term licenses.
9.    Restructuring and Other Related Costs
In December 2018, following the Telecom Holding Parent LLC ("Coriant") acquisition by the Company (the "Acquisition"), a restructuring initiative was implemented in connection with a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of this initiative, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, reducing headcount, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. In 2021 and in the six-months ended June 25, 2022, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. The identified cost reduction initiatives under the 2020 Restructuring Plan were completed in fiscal year 2021.
In 2021, the Company announced a plan to restructure certain international research and development operations (the "2021 Restructuring Plan"). The Company estimates it will incur total costs related to the restructuring ranging from $15.0 million to $17.0 million, of which $0.4 million and $5.9 million was recorded in the three- and six-months ended June 25, 2022, respectively. The 2021 Restructuring Plan is expected to be substantially completed with the associated payments made in 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	June 25, 2022		June 26, 2021
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$4	$296	$(269)	$(1,289)
Lease related impairment charges	—	769	—	438
Asset impairment	—	49	—	53
Others	9	19	—	124
Total	$13	$1,133	$(269)	$(674)

	Six Months Ended
	June 25, 2022		June 26, 2021
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$144	$1,757	$245	$(1,017)
Lease related impairment charges	—	6,361	—	2,388
Asset impairment	—	133	—	104
Others	19	152	—	170
Total	$163	$8,403	$245	$1,645
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance at December 25, 2021	$7,536	$—	$—	$1,346	$8,882
Charges	1,901	6,361	133	171	8,566
Cash Payments	(7,879)	(1,143)	—	(225)	(9,247)
Non-Cash Settlements and Other	(336)	(5,218)	(133)	30	(5,657)
Balance at June 25, 2022	$1,222	$—	$—	$1,322	$2,544
As of June 25, 2022, the Company's restructuring liability was primarily comprised of $1.9 million related to the 2021 Restructuring Plan and $0.6 million related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by the end of 2022.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the six-months ended June 25, 2022 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 25, 2021	$(7,829)	$4,297	$(964)	$(4,496)
Other comprehensive loss before reclassifications	(25,210)	—	—	(25,210)
Amounts reclassified from accumulated other comprehensive loss	—	169	—	169
Net current-period other comprehensive income (loss)	(25,210)	169	—	(25,041)
Balance at June 25, 2022	$(33,039)	$4,466	$(964)	$(29,537)

11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three- and six-month periods ended June 25, 2022 and June 26, 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net loss	$(55,721)	$(35,594)	$(97,571)	$(83,916)
Weighted average common shares outstanding - basic and diluted	215,509	206,780	213,846	204,709
Net loss per common share - basic and diluted	$(0.26)	$(0.17)	$(0.46)	$(0.41)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Convertible senior notes(1)	66,886	5,419	68,408	5,629
Restricted stock units	14,838	12,283	16,363	14,067
Performance stock units	2,799	2,937	2,811	3,001
Employee stock purchase plan shares	308	886	701	908
Total	84,831	21,525	88,283	23,605
(1)     The convertible senior notes were calculated under the if-converted method for 2022 due to the adoption of ASU 2020-06 and under the treasury stock method for 2021.
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2027 Notes during both the three- and six-month periods ended June 26, 2021 since the average market price of the Company’s common stock during the periods exceeded the initial conversion price of $7.66 per share. However, the potential shares of common stock issuable upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for both the three- and six-months ended June 25, 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for both the three- and six-months ended June 25, 2022 because the effect would have been anti-dilutive.

12.    Debt
The following is a summary of our debt as of June 25, 2022 (post-ASU 2020-06 adoption) (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$397.6	$402.5	September 2024
2027 Notes	$—	$195.4	$200.0	March 2027
Asset-based revolving credit facility	$—	$40.0	$40.0	June 2027
Mortgage	$0.5	$7.1	$7.6	March 2024
	$0.5	$640.1	$650.1
The following is a summary of our debt as of December 25, 2021 (pre-ASU 2020-06 adoption) (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$329.2	$402.5	September 2024
2027 Notes	$—	$140.3	$200.0	March 2027
Asset-based revolving credit facility	$—	$—	$—	March 2024
Mortgage	$0.5	$7.3	$7.8	March 2024
Total Debt	$0.5	$476.8	$610.3
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes") and in March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes", and together with the 2024 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. Each series of the convertible notes is governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The convertible senior notes of each series are unsecured and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the convertible senior notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries. The applicable Indenture governing each series of the convertible senior notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
The net proceeds to the Company from the issuance of 2024 Notes were approximately $391.4 million, of which approximately $48.9 million was used to pay the cost of the capped call transactions with certain financial institutions (“Capped Calls”). The Company also used a portion of the remaining net proceeds to fund the cash portion of the purchase price of the Acquisition, including fees and expenses relating thereto, and intends to use the remaining net proceeds for general corporate purposes.
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
The net proceeds to the Company from the issuance of 2027 Notes were approximately $193.3 million after deducting initial purchasers' fee and other debt issuance costs. The Company intends to use the net proceeds for general corporate purposes, including working capital to fund growth and potential strategic projects.
The 2024 Notes and the 2027 Notes mature on September 1, 2024 and March 1, 2027, respectively. The Company did not have the right to redeem the 2024 Notes prior to September 5, 2021 and may not redeem 2027 Notes prior to March 5, 2024. The Company may redeem for cash all or any portion of the 2024 Notes at its option, on or after September 5, 2021 and the 2027 Notes, at its option, on or after March 5, 2024, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the convertible senior notes.
For the conversion obligation, the Company intends to pay or deliver, either cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. Details of the Notes are presented in the following table:

	Conversion Rate per $1,000 Principal	Initial Conversion Price
2024 Notes	101.2812	$9.87
2027 Notes	130.5995	$7.66
Throughout the term of the convertible senior notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the convertible senior notes will not receive any cash payment representing accrued and unpaid interest upon conversion. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to June 1, 2024 for the 2024 Notes and prior to December 1, 2026 for the 2027 Notes (the convertible dates), holders may convert their convertible senior notes under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ended on December 29, 2018 for the 2024 Notes and after the fiscal quarter ended June 27, 2020 for the 2027 Notes (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the convertible senior notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls any or all of the convertible senior notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date;
•upon the occurrence of specified corporate events described under the Indentures, such as a consolidation, merger or binding share exchange;
•or at any time on or after respective convertible dates, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their convertible senior notes at any time, regardless of the foregoing circumstances.
If the Company undergoes a fundamental change as defined in the Indentures, holders may require the Company to repurchase for cash all or any portion of their convertible senior notes at a repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indentures), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its convertible senior notes in connection with such make-whole fundamental change.
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three- and six-months ended June 25, 2022. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three- and six-months ended June 25, 2022.
Interest Expense
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, and the amortization of debt discounts on our convertible senior notes (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Contractual interest expense	$3,390	$3,388	$6,778	$6,776
Amortization of debt issuance costs	772	467	1,539	922
Amortization of debt discount	—	7,260	—	14,342
Total interest expense	$4,162	$11,115	$8,317	$22,040
Adoption of ASU 2020-06
Prior to the adoption of ASU 2020-06 on December 26, 2021 and in accounting for the issuance of the convertible senior notes, the convertible senior notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amounts of the equity component representing the conversion option related to the 2024 Notes and 2027 Notes were $128.7 million and $67.8 million, respectively. This was determined by deducting the fair value of the liability component from its par value. The equity component was recorded in additional paid-in-capital and was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the “debt discount”) was amortized to interest expense over the respective contractual term of the convertible senior notes at an effective interest rate of 9.92%.
Prior to the adoption of ASU 2020-06 on December 26, 2021 and in accounting for the debt issuance costs of $12.9 million and $6.7 million related to the 2024 Notes and 2027 Notes, respectively, the Company allocated the total amount incurred to the liability and equity components of the convertible senior notes based on their relative values. Issuance costs attributable to the liability component were $8.7 million and $4.3 million, related to the 2024 Notes and 2027 Notes, respectively, and were amortized to interest expense using the effective interest method over the contractual term of the convertible senior notes. Issuance costs attributable to the equity component were netted with the equity component in additional paid-in-capital.
On December 26, 2021, the Company adopted ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted.
In accounting for the convertible senior notes after adoption of ASU 2020-06, the 2024 Notes and 2027 Notes are accounted for as a single liability. The issuance cost related to the 2024 Notes and 2027 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.7% and 3.0%, respectively. Unamortized debt issuance costs will be amortized over the remaining life of the 2024 Notes and 2027 Notes, which is approximately 26 months and 56 months, respectively.
The net carrying amount of the convertible senior notes as of June 25, 2022 (post-ASU 2020-06 adoption) and as of December 25, 2021 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	2024 Notes		2027 Notes
	June 25, 2022	December 25, 2021	June 25, 2022	December 25, 2021
Principal	$402,500	$402,500	$200,000	$200,000
Unamortized debt discount	—	(68,755)	—	(56,270)
Unamortized issuance costs	(4,860)	(4,488)	(4,586)	(3,472)
Net carrying amount	$397,640	$329,257	$195,414	$140,258
Asset-based revolving credit facility
On June 24, 2022, the Company entered into a Loan, Guaranty and Security Agreement (the “Loan Agreement”) with the lenders party thereto, and Bank of America, N.A., as agent. The Loan Agreement provides for a senior secured asset-based revolving credit facility of up to $200 million (the "Credit Facility"), which the Company may draw upon from time to time. The Company may increase the total commitments under the revolving credit facility by up to an additional $100 million, subject to certain conditions. In addition, the Loan Agreement provides for a $50 million letter of credit subfacility and a $20 million swingline loan facility.
The proceeds of the loans under the Loan Agreement may be used to pay the fees, costs, and expenses incurred in connection with the Loan Agreement, repay existing debt and for working capital and general corporate purposes, including to fund growth. The Credit Facility has a stated maturity date of June 24, 2027. Availability under the Credit Facility will be based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. The Credit Facility is secured by a first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts.
Outstanding borrowings accrue interest at floating rates plus an applicable margin of 1.25% to 1.75% for Term Secured Overnight Financing Rate ("SOFR") rate loans and 0.25% to 0.75% for base rate loans. The unused line fee rate payable on the unused portion of the Credit Facility is equal to 0.25% per annum based on utilization of the Credit Facility.
The Loan Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Loan Agreement also contains customary covenants that limit the ability of the Company to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of June 25, 2022, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $1.1 million, which are recorded as a deferred asset and will be amortized to interest expense using a straight-line method over the term of the Credit Facility.
As of June 25, 2022, the outstanding principal balance was $40.0 million, and the Company had availability of $107.8 million under the Credit Facility.
On August 1, 2019, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A., (the "2019 Credit Agreement"), which was subsequently amended on December 23, 2019 (the "Amended Credit Agreement", and together with the 2019 Credit Agreement, the "Prior Credit Agreement"). The Prior Credit Agreement provided for a senior secured asset-based revolving credit facility of up to $150 million, which the Company could draw upon from time to time. The credit facility was secured by first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts in certain domestic subsidiaries. The Prior Credit Agreement also provided for a $50 million letter of credit sub-facility and a $10 million swing loan sub-facility.

Outstanding borrowings under the Prior Credit Agreement accrued interest at floating rates plus and applicable margin from 2.00% to 2.50% for LIBOR rate loans and 1.00% to 1.50% for base rate loans, depending on the utilization of the credit facility. The commitment fee payable on the unused portion of the credit facility ranged from 0.375% to 0.625% per annum, also based on the utilization of the credit facility. The letter of credit accrued fee at a per annum rate equal to the applicable LIBOR rate margin times by the average amount of the letter of credit usage during the immediately preceding quarter, in addition to the fronting fees, commissions and other fees.
Effective January 1, 2022, with the cessation of LIBOR, the Prior Credit Agreement provided for an alternative benchmark rate for LIBOR-based loans, which included SOFR or other prevailing market rate as determined by the agent plus a spread based on prevailing market convention for the applicable interest period plus a margin ranging from 2.00% to 2.50%.
The Prior Credit Agreement contained customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. It also contained customary covenants that limited the ability of the Company and its subsidiaries to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. In addition the Prior Credit Agreement also contained a financial covenant that required the Company to maintain a minimum amount of liquidity and customary events of default.
In connection with the Prior Credit Agreement, the Company incurred lender and other third-party costs of approximately $4.9 million in 2019, which were recorded as a deferred asset and are amortized to interest expense using a straight-line method over the term of the Prior Credit Agreement.
In January 2021, the Company repaid in full the then outstanding principal balance of $77.0 million. In June 2022, the Company terminated the Prior Credit Agreement and repaid the entire outstanding principal balance of $40.0 million, in addition to accrued interest and other fees of $0.5 million. The Company also recorded $2.0 million in interest expense to write off the unamortized deferred debt issuance costs related to the Prior Credit Agreement.
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
As of June 25, 2022, $7.6 million of the loan remained outstanding, of which $0.5 million was included in short-term debt and $7.1 million was included in long-term debt.
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter

Operating leases(1)(2)	$82,113	$10,754	$15,350	$14,220	$13,154	$10,168	$18,467
Finance lease obligations(3)	1,701	739	785	177	—	—	—
2027 Notes, including interest(4)	225,000	2,500	5,000	5,000	5,000	5,000	202,500
2024 Notes, including interest(4)	423,883	4,277	8,553	411,053	—	—	—
Asset-based revolving credit facility(4)	40,014	14	—	—	—	—	40,000
Mortgage Payable, including interest(4)	8,001	390	781	6,830	—	—	—
Total contractual obligations	$780,712	$18,674	$30,469	$437,280	$18,154	$15,168	$260,967
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.1 million as of each of June 25, 2022 and December 25, 2021, respectively. Of the $5.1 million as of June 25, 2022, $4.7 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(4)See Note 12, "Debt" to the Notes to Condensed Consolidated Financial Statements for more information.
Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of June 25, 2022 and December 25, 2021, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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
In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, May 2018, May 2019, May 2020, May 2021 and May 2022, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares, 1.5 million shares, 7.3 million shares, 8.1 million shares, 4.4 million shares and 8.5 million shares, respectively. As of June 25, 2022, the Company reserved a total of 43.7 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled and there are no outstanding grants under the 2007 plan.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs, as well as an ESPP for all eligible employees.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	11,607	$7.66	$110,849
RSUs granted	8,005	$8.54
RSUs released	(3,930)	$7.68	$30,566
RSUs canceled	(844)	$7.78
Outstanding at June 25, 2022	14,838	$8.12	$78,639

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	2,114	$6.66	$20,184
PSUs granted	899	$8.38
PSUs released	(165)	$5.06	$1,532
PSUs canceled	(49)	$6.94
Outstanding at June 25, 2022	2,799	$7.30	$14,835
Expected to vest at June 25, 2022	2,649		$14,040
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $5.30 at June 24, 2022 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, of the Company’s equity compensation plans as of June 25, 2022. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$101,849	2.3
PSUs	$11,855	2.1
Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Volatility	39%	50%	38% - 39%	50% - 97%
Risk-free interest rate	0.67%	0.06%	0.05% - 0.67%	0.06% - 0.12%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$2.21	$3.11	$2.21 - $2.22	$3.11- $3.42
Stock-based compensation expense related to ESPP for the three- and six-months ended June 25, 2022 was approximately $1.1 million and $2.4 million, respectively, and for the three- and six-months ended June 26, 2021 was approximately $1.3 million and $3.1 million, respectively.
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three- and six-months ended June 25, 2022 was approximately $15.1 million and $26.0 million, respectively, and for the three- and six-months ended June 26, 2021 was approximately $11.6 million and $21.4 million, respectively.
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

The following table summarizes by grant year, the Company’s PSU activity for the six-months ended June 25, 2022 (in thousands):

	Total Number of Performance Stock Units	2019	2020	2021	2022
Outstanding at December 25, 2021	2,114	185	1,270	659	—
PSUs granted	899	—	—	—	899
PSUs released	(165)	(165)	—	—	—
PSUs canceled	(49)	—	(30)	(19)	—
Outstanding at June 25, 2022	2,799	20	1,240	640	899
Stock-based compensation expense related to PSUs for the three- and six-months ended June 25, 2022 was approximately $1.6 million and $2.5 million, respectively. Stock-based compensation expense related to PSUs for the three- and six-months ended June 26, 2021 was approximately $1.1 million and $0.5 million, respectively, due to PSU cancellations during the first quarter.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	June 25, 2022	December 25, 2021
Stock-based compensation effects in inventory	$3,895	$3,707

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Income tax benefit associated with stock-based compensation	$2,609	$2,475	$4,835	$4,192
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,594	$2,130	$4,483	$3,926
Research and development	6,652	5,071	11,493	9,368
Sales and marketing	4,047	2,811	6,814	6,010
General and administration	4,490	3,927	7,932	5,609
Total stock-based compensation expense	$17,783	$13,939	$30,722	$24,913
15.    Income Taxes
Income taxes for the three- and six-months ended June 25, 2022 represented a tax expense of $5.3 million and $11.8 million on pre-tax losses of $50.4 million and $85.8 million, respectively. This compared to a tax expense of $3.1 million and $4.1 million, on pre-tax losses of $32.5 million and $79.8 million for the three- and six-months ended June 26, 2021, respectively. Provision for income taxes increased by approximately $2.2 million and $7.7 million during the three- and six-months ended June 25, 2022, respectively, compared to the corresponding period in 2021 as a result of an increase in income taxes and withholding taxes in foreign jurisdictions, primarily driven by an increase in Germany's withholding tax rate to 18.8% as compared to 5.3% in the six months ended June 26, 2021.

The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At June 25, 2022, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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
Additionally, the following table sets forth our property, plant and equipment, net by geographic region (in thousands):

	June 25, 2022	December 25, 2021
United States	$141,877	$141,977
Other Americas	3,112	2,687
Europe, Middle East and Africa	9,937	12,245
Asia Pacific	2,739	3,309
Total property, plant and equipment, net	$157,665	$160,218

17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Beginning balance	$39,585	$38,887	$44,310	$40,708
Charges to operations	5,253	5,845	11,228	11,162
Utilization	(5,022)	(6,206)	(10,731)	(12,749)
Change in estimate(1)	(3,047)	3,144	(8,038)	2,549
Balance at the end of the period	$36,769	$41,670	$36,769	$41,670
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
Letters of Credit and Bank Guarantees
The Company had $20.8 million and $22.5 million of standby letters of credit, bank guarantees and surety bonds outstanding as of June 25, 2022 and December 25, 2021, respectively. Details are provided in the table below (in thousands).

	June 25, 2022	December 25, 2021
Customer performance guarantees	$17,446	$16,307
Value added tax license	285	287
Property leases	1,992	4,684
Pension plans	873	1,004
Credit cards	150	150
Other liabilities	70	68
Total	$20,816	$22,500
Of the $17.4 million and $16.3 million related to customer performance guarantees as of June 25, 2022 and December 25, 2021, respectively, approximately $4.0 million was used to secure surety bonds in the aggregate of $5.5 million.
Of the aforementioned standby letters of credit and bank guarantees outstanding, $20.8 million was backed by cash collateral.
As of June 25, 2022, the Loan Agreement included a $50.0 million letter of credit subfacility and there were no letters of credit issued and outstanding. As of December 25, 2021, the Prior Credit Agreement included a $50 million letter of credit facility and $11.5 million had been issued and outstanding.
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

Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$76	$115	$156	$229
Interest cost	314	323	647	645
Expected return on plan assets	(739)	(740)	(1,519)	(1,477)
Amortization of actuarial loss	82	864	169	1,725
Total net periodic benefit cost	$(267)	$562	$(547)	$1,122
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation may have on us by increasing costs beyond what we can recover through price increases; the extent to which the ongoing COVID-19 pandemic and related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; progress and remaining payments under the 2021 Restructuring Plan; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements regarding our corporate culture; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and credit facility; statements related to the impact of tax regulations; statements related to the proliferation and impact of environmental regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 as filed on February 23, 2022. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
Impact of COVID-19 Pandemic
COVID-19 was declared a global pandemic in March 2020. Since that time, we have monitored and adjusted our operations, as appropriate, in response to the evolving COVID-19 pandemic and will continue to do so.

Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects and impact of COVID-19, including at times temporarily closing or substantially limiting the presence of personnel in our offices in several global locations, implementing travel restrictions and modifying our participation in various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we have been able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we have taken and will continue to take appropriate measures to protect their health and safety and create and maintain a safe working environment. Since the outbreak of the COVID-19 pandemic, however, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made it more difficult at times for them to collaborate as effectively as desired in the development of new products, which has in the past affected development schedules. Although some of these restrictions have recently been reduced or eliminated in many jurisdictions where we operate, the uncertainty surrounding the COVID-19 pandemic could continue to make such collaboration difficult in the future if restrictions are reimposed.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption, increased costs and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, supply decommitments, higher logistics and freight costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, increasingly longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During 2021 and the first half of 2022, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations during the remainder of 2022 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations and vaccine boosters, government restrictions such as the recent lockdowns in China and broader global macroeconomic developments.
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
Liquidity and Capital Resources
We have implemented measures to preserve cash and enhance liquidity, including business travel reductions, strategically managing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our products while managing potential changes or delays in customer readiness, including installations.
While we believe we have enough cash, including availability under our Credit Facility, to operate our business for the next 12 months, if the impact of the COVID-19 pandemic and the global macroeconomic environment to our business and financial position is more extensive than expected, we may need additional capital to enhance liquidity and working capital. We have historically been successful in our ability to secure other sources of financing, such as accessing capital markets, and implementing other cost reduction initiatives such as restructuring, delaying or eliminating discretionary spending to satisfy our liquidity needs. However, our access to these sources of capital could be materially and adversely impacted and we may not be able to receive terms as favorable as we have historically received, whether due to a rising rate of inflation or otherwise. Capital markets have been volatile, and recently have been subject to a rising rate of inflation, and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, some of our existing debt has restrictive covenants that may limit our ability to raise new debt, which would limit our ability to access liquidity by those means without obtaining the consent of our lenders.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six-months ended June 25, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
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

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	June 25, 2022		June 26, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$284,852	80%	$257,441	76%	$27,411	11%
Services	73,133	20%	80,786	24%	(7,653)	(9)%
Total revenue	$357,985	100%	$338,227	100%	$19,758	6%
Cost of revenue:
Product	$204,122	56%	$172,053	51%	$32,069	19%
Services	38,421	11%	41,446	12%	(3,025)	(7)%
Amortization of intangible assets	6,229	2%	4,614	1%	1,615	35%
Restructuring and other related costs	13	—%	(269)	—%	282	(105)%
Total cost of revenue	$248,785	69%	$217,844	64%	$30,941	14%
Gross profit	$109,200	31%	$120,383	36%	$(11,183)	(9)%

	Six Months Ended
	June 25, 2022		June 26, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$552,305	79%	$511,602	76%	$40,703	8%
Services	144,554	21%	$157,532	24%	(12,978)	(8)%
Total revenue	$696,859	100%	$669,134	100%	$27,725	4%
Cost of revenue:
Product	387,009	55%	337,538	50%	$49,471	15%
Services	76,380	11%	84,706	13%	(8,326)	(10)%
Amortization of intangible assets	12,460	2%	9,230	1%	3,230	35%
Restructuring and other related costs	163	—%	245	—%	(82)	(33)%
Total cost of revenue	$476,012	68%	$431,719	64%	$44,293	10%
Gross profit	$220,847	32%	$237,415	36%	$(16,568)	(7)%
Revenue
Total product revenue increased by $27.4 million, or 11%, during the three-months ended June 25, 2022 compared to the corresponding period in 2021. This year-over-year increase in revenue was driven by new product ramps, including ICE6, and growth in the ICP, cable and other service provider verticals, partially offset by decreased revenue from certain Tier 1 customers and supply constraints. Total product revenue increased by $40.7 million, or 8%, during the six-months ended June 25, 2022 compared to the corresponding period in 2021. This year-over-year increase in revenue was driven by new product ramps, including of ICE6, and growth in the ICP and other service provider verticals, partially offset by decreased revenue from certain Tier 1 customers and continued supply constraints.

Total services revenue decreased by $7.7 million, or 9%, for the three-months ended June 25, 2022 compared to the corresponding period in 2021, and decreased by $13.0 million, or 8%, during the six-months ended June 25, 2022 compared to the corresponding periods in 2021. The decreases in revenue were primarily attributable to a decline in professional services revenue related to network installation completion timing driven by delays in customer readiness and related supply constraints as well as a decline in maintenance revenue due to the transition of new products into the installed base in connection with the decommissioning of older products.
We expect our total revenue will be higher in the third quarter of 2022 as compared to the second quarter of 2022, driven primarily by continued product ramps, including of ICE6.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 25, 2022		June 26, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$181,530	51%	$175,184	52%	$6,346	4%
International	176,455	49%	163,043	48%	13,412	8%
	$357,985	100%	$338,227	100%	$19,758	6%
Total revenue by sales channel:
Direct	$273,719	76%	$265,022	78%	$8,697	3%
Indirect	84,266	24%	73,205	22%	11,061	15%
	$357,985	100%	$338,227	100%	$19,758	6%

	Six Months Ended
	June 25, 2022		June 26, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$351,715	50%	$332,833	50%	$18,882	6%
International	345,144	50%	336,301	50%	8,843	3%
	$696,859	100%	$669,134	100%	$27,725	4%
Total revenue by sales channel:
Direct	$534,611	77%	$536,323	80%	$(1,712)	NMF*
Indirect	162,248	23%	132,811	20%	29,437	22%
	$696,859	100%	$669,134	100%	$27,725	4%
*NMF = Not meaningful
Domestic revenue increased by $6.3 million, or 4%, during the three-months ended June 25, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from our ICP vertical, which was partially offset by decreased revenue from certain Tier 1 customers and our cable vertical and our other service provider vertical. Domestic revenue increased by $18.9 million, or 6%, during the six-months ended June 25, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from our ICP and other service provider verticals, which was partially offset by decreased revenue from certain Tier 1 customers and our cable vertical.
International revenue increased by $13.4 million, or 8%, during the three-months ended June 25, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from cable vertical and our other service provider vertical, which was partially offset by decreased revenue from certain Tier 1 customers and our ICP vertical, as well as decreased revenue related to our suspension of operations in Russia. International revenue increased by $8.8 million, or 3%, during the six-months ended June 25, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from our other service provider and cable verticals, which was partially offset by decreased revenue from certain Tier 1 customers and our ICP vertical, as well as decreased revenue related to our suspension of operations in Russia.

Direct revenue increased by $8.7 million, or 3%, and indirect revenue increased by $11.1 million, or 15%, during the three-months ended June 25, 2022 compared to the corresponding period in 2021. The increase in direct revenue was driven by increased revenue from our ICP, cable and other service provider verticals partially offset by revenue from certain Tier 1 customers. The increase in indirect revenue was driven by increased revenue from ICP customers who purchased through our indirect sales channel. Direct revenue decreased by $1.7 million, and indirect revenue increased by $29.4 million, or 22%, during the six-months ended June 25, 2022 compared to the corresponding period in 2021. The increase in indirect revenue was driven by increased revenue from ICP customers who purchased through our indirect sales channel.
Cost of Revenue and Gross Margin
Gross profit was $109.2 million during the three-months ended June 25, 2022, with gross margin decreasing to 31% compared to 36% in the corresponding period in 2021. Gross profit was $220.8 million during the six-months ended June 25, 2022, with gross margin decreasing to 32% compared to 36% in the corresponding period in 2021. In the three- and six-months ended June 25, 2022, our margin was negatively impacted primarily by higher costs related to component price increases, higher logistics and freight costs, and supply constrained manufacturing volumes. In addition, we incurred $11.0 million and $13.7 million of charges as a result of the exit from certain product lines in the three- and six-months ended June 25, 2022, respectively. These factors were partially offset by the ramp of new products, including of ICE6, and ongoing cost improvement and quality initiatives.
We currently expect gross margin in the third quarter of 2022 to be higher than the second quarter of 2022 as we increase the proportion of revenue derived from sales of our vertically integrated products, including ICE6, but we currently expect higher component prices and higher logistics and freight costs to continue to impact gross margin.
Amortization of Intangible Assets
Amortization of intangible assets increased by $1.6 million, or 35%, during the three-months ended June 25, 2022, and by $3.2 million, or 35%, during the six-months ended June 25, 2022, respectively, compared to the corresponding periods in 2021. The increase in both periods was due to the shortened life of certain developed technologies resulting from us having exited certain product lines in the fourth quarter of 2021.
Restructuring and Other Related Costs
Restructuring and other related costs primarily consisting of severance and other related costs primarily reflect the substantial completion of our 2021 Restructuring Plan as well as the completion of our 2020 Restructuring Plan. See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	June 25, 2022		June 26, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$78,635	22%	$73,934	22%	$4,701	6%
Sales and marketing	35,329	10%	33,782	10%	1,547	5%
General and administrative	30,150	8%	32,197	10%	(2,047)	(6)%
Amortization of intangible assets	3,667	1%	4,392	1%	(725)	(17)%
Restructuring and other related costs	1,133	—%	(674)	—%	1,807	(268)%
Total operating expenses	$148,914	41%	$143,631	43%	$5,283	4%

	Six Months Ended
	June 25, 2022		June 26, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$152,046	22%	$147,463	22%	$4,583	3%
Sales and marketing	71,153	10%	66,554	10%	4,599	7%
General and administrative	58,040	8%	58,703	8%	(663)	(1)%
Amortization of intangible assets	7,413	1%	8,797	1%	(1,384)	(16)%
Acquisition and integration costs	—	—%	614	—%	(614)	(100)%
Restructuring and other related costs	8,403	1%	1,645	1%	6,758	411%
Total operating expenses	$297,055	42%	$283,776	42%	$13,279	5%
Research and Development Expenses
Research and development expenses increased by $4.7 million, or 6%, during the three-months ended June 25, 2022 and increased by $4.6 million, or 3%, during the six-months ended June 25, 2022, respectively, compared to the corresponding periods in 2021. The increases were primarily attributable to higher employee-related expenses, material costs, and equipment costs related to bringing our new technologies to market and investments in future technologies. These costs were partially offset by lower facility costs due to site optimization and lower depreciation related to legacy technologies. We expect to increase research and development investments in our vertically integrated product portfolio expansion strategy, which we believe will drive higher revenue and profitability.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.5 million, or 5%, during the three-months ended June 25, 2022 and increased by $4.6 million, or 7%, during the six-months ended June 25, 2022, respectively, compared to the corresponding periods in 2021. These increases were primarily attributable to higher employee-related expenses, increased travel costs as COVID-related restrictions eased, and higher marketing costs related to resumption of in-person trade shows partially offset by lower facility costs and spending on trial equipment.
General and Administrative Expenses
General and administrative expenses decreased by $2.0 million, or 6%, during the three-months ended June 25, 2022 and decreased by $0.7 million, or 1%, during the six-months ended June 25, 2022, respectively, compared to the corresponding periods in 2021. The decreases were largely due to lower legal and litigation settlement costs and lower professional services costs, partially offset by higher employee-related expenses and the absence of sales tax credits recorded in the three-months and six-months ended June 26, 2021.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.7 million, or 17%, during the three-months ended June 25, 2022, and decreased by $1.4 million, or 16%, during the six-months ended June 25, 2022, respectively, compared to the corresponding periods in 2021. The decreases were largely due to lower amortization of the value of backlog.
Acquisition and Integration Costs
There were no integration costs for the three-months ended June 25, 2022 due to the completion of our integration efforts related to the Acquisition in the first quarter of 2021.
Restructuring and Other Related Costs
Restructuring and other related costs increased by $1.8 million, or 268%, during the three-months ended June 25, 2022, and increased by $6.8 million, or 411%, during the six-months ended June 25, 2022, compared to the corresponding periods in 2021. The increases were primarily due to lease-related impairment charges incurred for various sites. The remaining portion of the increase was due to severance and other related expenses principally associated with the 2021 Restructuring Plan.
See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	June 25, 2022	June 26, 2021	Change	% Change
	(In thousands)
Interest income	$104	$27	$77	285%
Interest expense	(7,252)	(12,017)	4,765	(40)%
Other gain (loss), net	(3,520)	2,719	(6,239)	229%
Total other expense, net	$(10,668)	$(9,271)	$(1,397)	(15)%

	Six Months Ended
	June 25, 2022	June 26, 2021	Change	% Change
	(In thousands)
Interest income	$157	$67	$90	134%
Interest expense	(12,244)	(23,860)	11,616	(49)%
Other gain (loss), net	2,500	(9,676)	12,176	(126)%
Total other expense, net	$(9,587)	$(33,469)	$23,882	(71)%
Interest income during the three- and six-month periods ended June 25, 2022 and June 26, 2021, respectively, was immaterial.
Interest expense decreased $4.8 million, or 40%, and $11.6 million, or 49%, during the three- and six-months ended June 25, 2022, respectively, compared to the corresponding period in 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts for our convertible senior notes that were amortized to interest expense over their contractual terms prior to its adoption, offset by the write off of unamortized deferred debt issuance costs related to the asset-based revolving credit facility under the Prior Credit Agreement. See Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
Other gain (loss), net, decreased by $6.2 million, or 229%, during the three-months ended June 25, 2022 compared to the corresponding periods in 2021, primarily due to realized foreign exchange losses driven by foreign currency exchange rate changes. Other gain (loss), net, increased $12.2 million, or 126%, during the six-months ended June 25, 2022 compared to the corresponding periods in 2021, primarily due to unrealized foreign exchange gains driven by foreign currency exchange rate changes.
Income Tax Provision
Income taxes for the three- and six-months ended June 25, 2022 represented a tax expense of $5.3 million and $11.8 million on pre-tax losses of $50.4 million and $85.8 million, respectively. This compared to a tax expense of $3.1 million and $4.1 million, on pre-tax losses of $32.5 million and $79.8 million, for the three- and six-months ended June 26, 2021, respectively. Provision for income taxes increased by approximately $2.2 million and $7.7 million during the three- and six-months ended June 25, 2022, respectively, compared to the corresponding period in 2021 as a result of an increase in income taxes and withholding taxes in foreign jurisdictions, primarily driven by an increase in Germany's withholding tax rate to 18.8% as compared to 5.3% in the six-months ended June 26, 2021.
Liquidity and Capital Resources

	Six Months Ended
	June 25, 2022	June 26, 2021

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(56,631)	$39,934
Investing activities	$(26,726)	$(25,789)
Financing activities	$41,243	$(100,543)

	June 25, 2022	December 25, 2021

	(In thousands)
Cash	$130,856	$190,611
Restricted cash	24,326	11,910
	$155,182	$202,521
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the six-months ended June 25, 2022 was $56.6 million compared to $39.9 million net cash provided by operating activities for the corresponding period in 2021.
Net loss during the six-months ended June 25, 2022 was $97.6 million, which included non-cash charges of $89.1 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the six-months ended June 26, 2021 of $83.9 million, which included non-cash charges of $92.5 million.
Net cash used in working capital was $48.1 million during the six-months ended June 25, 2022. Accounts receivable decreased by $50.4 million due to cash collections and lower billings. Inventory levels increased by $22.2 million primarily due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry-wide supply chain environment. Prepaid and other current assets increased by $31.9 million primarily due to an increase in customer contract assets as a result of shipment linearity patterns, other receivables and timing of prepaid software and tax payments. Accounts payable increased by $2.1 million primarily due to timing of payment to suppliers. Accrued expenses and other current liabilities decreased by $24.3 million primarily due to payout of management bonuses, timing of other compensation related expenses and tax payments. Deferred revenue decreased by $22.1 million primarily due to amortization of maintenance renewals during the period.
Net cash provided by working capital was $31.4 million during the six-months ended June 26, 2021. Accounts receivable decreased by $36.3 million due to timing of customer billings and collections. Inventory levels increased by $6.1 million due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry semiconductor shortage. Prepaid and other current assets decreased by $21.3 million primarily due to timing of tax payments and lower customer contract assets due to timing of billings and revenue recognition. Accounts payable decreased by $2.1 million primarily due to timing of payment to suppliers. Accrued expenses and other current liabilities decreased by $3.8 million primarily due to lower, restructuring liabilities, and tax liabilities. Deferred revenue decreased by $14.3 million due to the amortization of maintenance renewals and lower renewals during the period, which are typically contracted on an annual or multi-year basis.
Investing Activities
Net cash used in investing activities during the six-months ended June 25, 2022 was $26.7 million entirely for purchase of property and equipment.
Net cash used in investing activities during the six-months ended June 26, 2021 was $25.8 million entirely for purchase of property and equipment.
Financing Activities
Net cash provided by financing activities during the six-months ended June 25, 2022 was $41.2 million compared to net cash used in financing activities of $100.5 million in the corresponding period of 2021. Financing activities during the six-months ended June 25, 2022 primarily included net proceeds of $40 million from our asset-based revolving credit facility and $8.9 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by $3.6 million term license purchases, $0.8 million payment of debt issuance costs incurred in connection with asset-based revolving credit facility under the Loan Agreement, $0.6 million payments on finance lease obligations, and tax withholdings in the amount of $2.4 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash used in financing activities during the six months ended June 26, 2021 was $100.5 million. Financing activities during the six months ended June 26, 2021 included payments of $77.0 million repayment of our asset-based revolving credit facility under the Prior Credit Agreement and $24.6 million repayment of third party manufacturing funding, $3.9 million for term license purchases and $0.8 million for finance lease obligations. The period also included net proceeds of $9.3 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by the minimum tax withholding of $3.4 million paid on behalf of certain employees for net share settlements of RSUs.
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
On June 24, 2022, we entered into a Loan Agreement with the lenders party thereto, and Bank of America, N.A., as agent. The Loan Agreement provides for a senior secured asset-based revolving credit facility of up to $200 million, which we may draw upon from time to time. We may increase the total commitments under the revolving credit facility by up to an additional $100 million, subject to certain conditions. In addition, the Loan Agreement provides for a $50 million letter of credit subfacility and a $20 million swingline loan facility.
The proceeds of the loans under the Loan Agreement may be used to pay the fees, costs, and expenses incurred in connection with the Loan Agreement, repay existing debt and for working capital and general corporate purposes, including to fund growth. The Credit Facility has a stated maturity date of June 24, 2027.
Availability under the Credit Facility will be based upon periodic borrowing base certifications valuing certain inventory and accounts receivable, as reduced by certain reserves. The Credit Facility is secured by first-priority security interest (subject to certain exceptions) in inventory, certain related assets, specified deposit accounts, and certain other accounts.
Outstanding borrowings accrue interest at floating rates plus an applicable margin of 1.25% to 1.75% for SOFR rate loans and 0.25% to 0.75% for base rate loans. The unused line fee rate payable on the unused portion of the Credit Facility is equal to 0.25% per annum based on utilization of the Credit Facility.
As of June 25, 2022, $40.0 million was outstanding and $107.8 million available under the Credit Facility. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
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
For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 25, 2022, long-term debt, net, included $195.4 million outstanding for the 2027 Notes, which represents the principal balance of $200.0 million, net of $4.6 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of June 25, 2022, contractual obligations related to the 2027 Notes are payments of $2.5 million due for the remainder of 2022, $5.0 million due each year from 2022 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
The Prior Credit Agreement entered with Wells Fargo Bank, N.A., in December 2019 provided for a senior secured asset-based revolving credit facility of up to $150.0 million, which we could draw upon from time to time. It also provided for a $50.0 million letter of credit sub-facility and a $10.0 million swing loan sub-facility. In June 2022, the Company terminated the Prior Credit Agreement and repaid the entire outstanding principal balance of $40.0 million, in addition to accrued interest and other fees of $0.5 million. See Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
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
For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of June 25, 2022, long-term debt, net, included $397.6 million for 2024 Notes which represents the principal balance of $402.5 million, net of $4.9 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of June 25, 2022, contractual obligations related to the 2024 Notes are payments of $4.3 million due for the remainder of 2022, $8.6 million due in 2023 and $411.1 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the 2024 Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.

As of June 25, 2022, we had $155.2 million of cash and restricted cash including $66.9 million held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Off-Balance Sheet Arrangements
As of June 25, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Market Risk and Market Interest Risk
For a discussion of our exposure to market risk and market interest risk related to the 2027 Notes and 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no other material changes to our market risk during the six-months ended June 25, 2022.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that, as of June 25, 2022, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the six-months ended June 25, 2022 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Claims by others that we infringe their intellectual property rights could harm our business.
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
•Events that are outside of our control, such as natural disasters, terrorist attacks, wars, such as Russia's war with Ukraine, or other catastrophic events, could harm our operations.
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
•the price, quality, timing of delivery and availability of key components from suppliers, including any price or shipping cost increases or delays in the supply of components that may result from the effects of the COVID-19 pandemic or other supply disruptions, as well as impacts due to consolidations amongst our suppliers;
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
•readiness of customers for installation of our products as well as the availability of third-party service partners to provide contract engineering and installation services for us, each of which has been impacted by the effects of the COVID-19 pandemic;
•any delay in collecting or failure to collect accounts receivable;

•the timing of revenue recognition and revenue deferrals;
•any future changes in U.S. GAAP or new interpretations of existing accounting rules;
•the impact of a significant natural disaster, as well as interruptions or shortages in the supply of utilities such as water and electricity, in a key location such as our Northern California facilities, which are located near major earthquake fault lines, in areas of high fire risk and in a designated flood zone; and
•general economic, market and political conditions in domestic and international markets, including those related to any policy changes by the federal government and/or by the presidential administration in the United States, and other factors beyond our control, including the ongoing effects of continuing inflation, rising interest rates and the COVID-19 pandemic and related response measures.
Supply chain issues, including delays, shortages and increased costs, and our dependency on sole source, limited source or high-cost suppliers could harm our business and operating results.
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages and increased costs. Beginning with the fourth quarter of 2020, and continuing through the second quarter of 2022, these disruptions continued to negatively impact our revenue and our results of operations. For example, shortages of certain key components adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages, longer lead times and increased costs. These shortages, delays and increased costs are expected to continue throughout 2022 and potentially into 2023. We cannot predict with certainty the scope or magnitude of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional purchase commitments over a longer time period with our suppliers or by holding higher levels of inventory, could negatively impact our financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to meet increased customer demand in a timely manner.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, materials shortages, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain, including those due to the COVID-19 pandemic. For example, during 2022, several of our materials suppliers with manufacturing facilities near Shanghai, China have been affected by COVID-19-related quarantines. As a result, shipments from these materials suppliers to certain of our contract manufacturers have been delayed, which has constrained the ability of these contract manufacturers to supply certain components to us during the first and second quarters of 2022. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions as has been precipitated by the effects of the COVID-19 pandemic, rising borrowing costs, increased inflation, customer-specific supply chain issues, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
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

The level of competition and pricing pressure tend to increase when competing for larger or high-profile opportunities or during periods of economic weakness when there are fewer network build-out projects. If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand their aggressive business tactics, including those described above, demand for our products could decline, we could experience delays or cancellations of customer orders, and/or we could be required to reduce our prices to compete in the market.
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
The COVID-19 pandemic has caused disruptions to our business and operations to date and could have a material adverse effect on our business and results of operations in the future. The COVID-19 global pandemic has adversely affected the economies of many countries and has resulted in significant governmental measures to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which we operate. During the past two years, the imposition of shelter-in-place or similarly restrictive work-from-home orders has impacted, and could continue to impact, many of our offices and employees, including those located in the United States.
As a result of these governmental measures and pursuant to recommended safety guidelines, during the past two years we have at times temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and modified our participation in various industry events. Although our work-from-home policy continues to evolve in response to the reduced level of restrictiveness of these measures and guidelines in certain jurisdictions where we operate, it has at times contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020, and it may have an impact on our operational processes in the future. We have experienced disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. Some of these disruptions negatively impacted our revenue and our results of operations.
The impact of the COVID-19 pandemic on our business and results of operations in the remainder of 2022 and the future remains uncertain and is dependent in part on future vaccination and infection rates, the emergence of new strains of the virus, the continued effectiveness and availability of vaccinations, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources in the future due to the effects of the COVID-19 pandemic and its impacts on our customers, suppliers, third-party service providers and capital markets.
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
Because we outsource the manufacturing of certain components of our products, we may also be subject to product performance problems as a result of the acts or omissions of third parties, and we may not have adequate compensating remedies against such third parties or otherwise implement effective measures to mitigate such problems.
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as customer dependencies affected by the COVID-19 pandemic. For example, in the first half of 2022, we experienced project delays due to incomplete customer readiness, and unavailability of certain customer resources and customer-furnished material required for project implementation. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. In addition, we may not succeed in identifying, attracting and retaining appropriate personnel. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to labor market changes resulting from the ongoing COVID-19 pandemic, including a recent hypercompetitive wage environment and higher attrition. For example, in fiscal 2021 and the first half of 2022, we have experienced increased turnover in our workforce as compared to prior years and this may continue for the remainder of fiscal 2022. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended June 25, 2022, our top ten customers accounted for approximately 50% of our total revenue and one customer accounted for 11% of the Company's total revenue. For 2021, our top ten customers accounted for approximately 42% of our total revenue and no customer accounted for 10% or more of the Company's revenue. For 2020, our top ten customers accounted for approximately 43% of our total revenue and one customer accounted for 11% of the Company's revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new large customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
In addition, the negative effects of the COVID-19 pandemic on global economic conditions may affect the network spending, procurement strategies, or business practices of our key customers. If any of our key customers experience a loss in revenue due to the impact of the COVID-19 pandemic on their consumer or enterprise customers, or their corporate borrowing costs are materially impacted by rising interest rates, they may reduce or delay capital spending generally or with respect to our products, which could materially adversely affect our business and results of operations.
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
•potential lack of adequate capacity during periods of high demand or inability to fulfill manufacturing orders due to supply issues;
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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. We have occasionally agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. Continued and increased inflation could decrease the profitability of customer contracts, particularly those with extended payment terms, that are not indexed to inflation. If we are compelled to agree to disadvantageous terms and conditions, unable to comply with such terms and conditions, or adapt our business model and operations to such terms and conditions, then our operating results will be negatively impacted.

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
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or grow our business. For example, in each of fiscal 2018, fiscal 2019 and fiscal 2020, we had a net loss and negative cash flows from operations and we may incur losses and negative cash flows from operations in future fiscal years Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures, borrow additional funds or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation has continued to increase throughout the U.S. and globally. Inflation can adversely affect us by increasing the costs of labor, supplies and other costs of doing business. In an inflationary environment, our ability to raise prices or add additional cost-recovery surcharges of a magnitude sufficient to match the rate of inflation, on a timely basis, may be constrained by customer resistance and competitive concerns, as well as industry-specific and other economic conditions, which would reduce our profit margins. Moreover, even if we seek to implement price increases in response to current increased inflationary pressures, because of our long sales cycle, we may recognize increased costs as a result of inflation before we are able to recognize the benefits of any such price increases. We have experienced, and continue to experience, increases in the prices of labor, supplies and other costs of doing business. Continued inflationary pressures, including a rapidly rising rate of inflation, could impact our profitability.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement,to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued convertible senior notes due March 1, 2027 (the “2027 Notes” and, together with the 2024 Notes, the “convertible senior notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing on favorable terms, or at all, and may be affected by the impacts of the COVID-19 pandemic on capital markets, including a continued rising rate of inflation. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.
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
The sudden disruption of the global supply chain and/or the manufacture of our customer’s components caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products or provide installation and maintenance services to our customers. For example, the global COVID-19 pandemic has disrupted and is expected to continue to disrupt the global supply chain for certain components necessary for our products and could continue to threaten the health and safety of our employees.
In addition, our operations in Russia have been impacted by sanctions and other trade controls imposed by the United States and other governments in response to Russia's military operations in Ukraine starting in February 2022. The imposition of these sanctions and controls have prevented us from performing existing contracts. For the year ended December 25, 2021, approximately 1% of our revenue was derived from customers based in Russia. A de minimis percentage of our revenue is derived from Russian customers including channel partners and customers in other countries whose contracts with us may involve Russian entities.
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
Our international operations are also subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and the United Kingdom Bribery Act 2010, as amended (the “UK Bribery Act”), antitrust or competition laws, anti-money laundering laws, various trade controls, national security related regulations, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.
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
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We have from time to time entered into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency account balances. These forward contracts may reduce some of the impact of currency exchange rate movements on certain transactions, but would not cover all foreign-denominated transactions and therefore may not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
As of June 25, 2022, the outstanding aggregate principal amount of the 2024 Notes and the 2027 Notes was $402.5 million and $200.0 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
We may issue additional shares of our common stock in connection with conversions of the 2024 Notes or the 2027 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of each series of convertible senior notes are converted and we elect to deliver shares of common stock, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of any series of Notes could depress the market price of our common stock.
The fundamental change provisions of the 2024 Notes and the 2027 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
If a fundamental change, such as an acquisition of our company, occurs prior to the maturity of the 2024 Notes or 2027 Notes, holders of the applicable series of convertible senior notes will have the right, at their option, to require us to repurchase all or a portion of their convertible senior notes of such series. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the applicable series of convertible senior notes may be increased upon conversion of the such series of convertible senior notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase any series of convertible senior notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
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

Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims may require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and results of operations.
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
In the ordinary course of our business, we maintain sensitive data on our networks and systems, including data related to our intellectual property and data related to our business, customers and business partners, which may be considered proprietary or confidential information. This sensitive data includes certain personal information and other data relating to our employees and others. We also utilize third-party service providers to host, transmit, or otherwise process data in connection with our business activities, including our supply chain processes, operations, and communications. Companies, especially in the technology industry, have been increasingly subject to a wide variety of security incidents, cyber-attacks, malicious activity, including ransomware, malware and viruses, and other attempts to gain unauthorized access and disrupt systems and the confidentiality, security, and integrity of information, and we and our third-party service providers and suppliers have faced and may continue to face security threats and attacks from a variety of sources. In response to the COVID-19 pandemic, many of our employees are working from home and accessing our corporate network via remote devices, which may be less secure than those used in our offices and thus could increase the potential for such events to occur.

While the secure maintenance of this information and the security of the systems used in our business are critical to our business and reputation, our network and storage applications, and those systems and other business applications maintained by our third-party providers, may be subject to unauthorized access by hackers or breached or otherwise compromised due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or breaches and to prevent or mitigate damage caused as a result. Accordingly, a data breach, security incident, cyber-attack, attack using ransomware or other malware, or any other unauthorized access to systems used in our business or unauthorized acquisition, disclosure, or other processing of our information or other information that we or our third-party vendors maintain or otherwise process could compromise our intellectual property, disrupt our operations, and result in loss of or unauthorized access to or acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of proprietary or confidential information. While we work to safeguard our internal networks and systems and validate the security of our third-party suppliers and providers to mitigate these potential risks, including through information security policies and employee awareness and training, there is no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or incidents, and we cannot guarantee that our systems and networks or our third-party service providers’ systems and networks have not been breached or that they or any components of our supply chain do not contain exploitable defects or bugs, including defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support our operations. We and third-party service providers also may face difficulties or delays in identifying or responding to security breaches and other security-related incidents. We have been subjected in the past to a range of incidents including phishing, emails purporting to come from an executive or vendor seeking payment requests, malware and communications from look-alike corporate domains. For example, in the fourth quarter of 2021, we experienced a phishing attack that resulted in an immaterial loss. While these have not had a material effect on our business or our network security to date, security breaches or incidents involving access to or improper use of our systems, networks or products, or those of third-party service providers, could compromise confidential or otherwise protected information, result in unauthorized acquisition, disclosure, modification, misuse, corruption, unavailability, or destruction of data, cause payments to be diverted to fraudulent accounts, or otherwise disrupt our operations. Security breaches or incidents, or any reports or perceptions that they have occurred, could cause us to incur significant costs and expenses to remediate and otherwise respond to any actual or suspected breach or incident, subject us to regulatory actions and investigations, disrupt key business operations, result in claims, demands, and liability, and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation. Even the perception of inadequate security may damage our reputation and negatively impact our business. Further, we could be required to expend significant capital and other resources to address any security incident or breach and to attempt to prevent future security incidents and breaches.
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
We have procedures in place designed to ensure our compliance with Trade Controls, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, or reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world and are available for download without registration. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.

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
We are subject to complex U.S. and foreign environmental rules and regulations or other social initiatives that impact how and where we manufacture our products. In particular, our manufacturing operations use substances that are regulated by various federal, state, local, foreign and international laws and regulations governing health, safety and the environment, including U.S. Environmental Protection Agency regulations and WEEE, RoHS and REACH regulations adopted by the E.U. From time to time, the E.U. restricts or considers restricting certain substances under these Directives. For example, indium phosphide is currently being considered for restriction under RoHS. Any restriction of indium phosphide or any other substance integral to our systems could materially adversely affect our business, financial condition and operating results. In addition, if we experience a problem complying with these laws and regulations, it could cause an interruption or delay in our manufacturing operations or it could cause us to incur liabilities or costs related to health, safety or environmental remediation or compliance. We could also be subject to liability if we do not handle these substances in compliance with safety standards for handling, storage and transportation and applicable laws and regulations. If we experience a problem or fail to comply with such safety standards or laws and regulations, our business, financial condition and operating results may be harmed.
We are subject to global laws and regulations governing privacy, data protection, and cybersecurity that could adversely affect our business or subject us to liability.
Data privacy, data protection, and cybersecurity are areas of increasing focus for our customers, governmental regulators and privacy advocates, and many jurisdictions, including the E.U., the United States, China and other regions, are evaluating or have implemented laws and regulations relating to cybersecurity, privacy and data protection, which can affect the market and requirements for networking and communications equipment. For example, the General Data Protection Regulation (“GDPR”) in effect in the E.U., and similar regulatory standards in effect in the United Kingdom, the Personal Information Protection Law ("PIPL") in China, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), other enacted or proposed legislation in the United States, and enacted or proposed legislation in other jurisdictions have created new compliance obligations with respect to data processing, privacy, data protection, and cybersecurity.

The laws, rules, regulations, standards and other actual and asserted obligations relating to privacy, data protection and cybersecurity to which we may be subject, or that otherwise apply to our business, are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning these matters in the United States, the E.U. and other jurisdictions. We cannot fully predict the impact of the GDPR, the PIPL, the CCPA, the CPRA or other laws or regulations, including those that may be modified or enacted in the future, or new or evolving industry standards or actual or asserted obligations, relating to cybersecurity, privacy, or data protection or processing on our business or operations. These laws, regulations, and standards have required us to modify our practices and policies relating to privacy, data protection, cybersecurity, and data processing, and to incur substantial costs and expenses in an effort to comply, and we expect to continue to incur such costs and expenses in the future and may find it necessary or appropriate to further modify our relevant practices and policies. Any actual or perceived failure to comply with laws, regulations, or other actual or asserted obligations to which we are or are alleged to be subject relating to cybersecurity, privacy or data protection could result in claims, litigation, and regulatory investigations and other proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages, and harm to our customer relationships, our market position, and our ability to attract new customers. Any of these could harm our business, financial condition and results of operations.
A portion of our revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
We currently sell many of our solutions to various government entities, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will complete a sale. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual, or other legal rights to terminate contracts for convenience or due to a default. For purchases by the U.S. federal government, the government may require certain products to be made in, and/or products of, the United States or other high-cost manufacturing locations, and all of our products may not be made in or products of jurisdictions that meet government requirements, and as a result, our business and results of operations may suffer. Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in the United States and in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We sometimes leverage third parties to sell our products and conduct our business abroad. We or our employees, agents, representatives, business partners or third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
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

A downturn in the economic market, including in response to negative financial news, a rising rate of inflation, declines in income or asset values, conditions in the real estate and mortgage markets, changes to fuel and other energy costs, and other economic factors, may lead to market volatility and associated uncertainty. In addition, if the market for technology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
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

10.1
Loan, Guaranty and Security Agreement, dated as of June 24, 2022, by and among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on June 27, 2022.

10.2*
Infinera Corporation Amended and Restated 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486), filed with the SEC on May 19, 2022.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 28, 2022