Form 10-Q
period 2022-09-24
Infinera Corp
filed 2022-11-02
CIK 1138639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, 219,743,831 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INFINERA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 24, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)
INFINERA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 24, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$198,044	$190,611
Short-term restricted cash	8,946	2,840
Accounts receivable, net	284,001	358,954
Inventory	331,058	291,367
Prepaid expenses and other current assets	159,825	147,989
Total current assets	981,874	991,761
Property, plant and equipment, net	160,053	160,218
Operating lease right-of-use assets	35,396	45,338
Intangible assets	55,583	86,574
Goodwill	224,238	255,788
Long-term restricted cash	3,027	9,070
Other long-term assets	39,517	38,475
Total assets	$1,499,688	$1,587,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,124	$216,404
Accrued expenses and other current liabilities	133,577	147,029
Accrued compensation and related benefits	70,438	88,021
Short-term debt, net	547	533
Accrued warranty	20,758	23,204
Deferred revenue	106,738	137,297
Total current liabilities	578,182	612,488
Long-term debt, net	667,070	476,789
Long-term accrued warranty	18,214	21,106
Long-term deferred revenue	22,592	31,612
Long-term deferred tax liability	1,939	2,364
Long-term operating lease liabilities	47,294	54,326
Other long-term liabilities	50,196	64,768
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares – 25,000 and no shares issued and outstanding	—	—
Common stock, $0.001 par value Authorized shares – 500,000 as of September 24, 2022 and December 25, 2021 Issued and outstanding shares – 218,863 as of September 24, 2022 and 211,381 as of December 25, 2021	219	211
Additional paid-in capital	1,886,166	2,026,098
Accumulated other comprehensive loss	(39,133)	(4,496)
Accumulated deficit	(1,733,051)	(1,698,042)
Total stockholders' equity	114,201	323,771
Total liabilities and stockholders’ equity	$1,499,688	$1,587,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue:
Product	$317,439	$270,818	$869,744	$782,420
Services	73,008	84,996	217,562	242,528
Total revenue	390,447	355,814	1,087,306	1,024,948
Cost of revenue:
Cost of product	210,018	187,956	597,027	525,494
Cost of services	39,765	43,722	116,145	128,428
Amortization of intangible assets	6,227	4,609	18,687	13,839
Restructuring and other related costs	22	1,434	185	1,679
Total cost of revenue	256,032	237,721	732,044	669,440
Gross profit	134,415	118,093	355,262	355,508
Operating expenses:
Research and development	76,156	76,648	228,202	224,111
Sales and marketing	33,919	33,223	105,072	99,777
General and administrative	28,923	28,301	86,963	87,004
Amortization of intangible assets	3,582	4,351	10,995	13,148
Acquisition and integration costs	—	—	—	614
Restructuring and other related costs	1,142	6,546	9,545	8,191
Total operating expenses	143,722	149,069	440,777	432,845
Loss from operations	(9,307)	(30,976)	(85,515)	(77,337)
Other income (expense), net:
Interest income	269	22	426	89
Interest expense	(6,516)	(12,622)	(18,760)	(36,482)
Gain on extinguishment of debt	15,521	—	15,521	—
Other loss	(7,105)	(4,763)	(4,605)	(14,439)
Total other income (expense), net	2,169	(17,363)	(7,418)	(50,832)
Loss before income taxes	(7,138)	(48,339)	(92,933)	(128,169)
Provision for income taxes	4,792	5,455	16,568	9,541
Net loss	$(11,930)	$(53,794)	$(109,501)	$(137,710)
Net loss per common share:
Basic	$(0.05)	$(0.26)	$(0.51)	$(0.67)
Diluted	$(0.05)	$(0.26)	$(0.51)	$(0.67)
Weighted average shares used in computing net loss per common share:
Basic	217,620	209,183	215,104	206,201
Diluted	217,620	209,183	215,104	206,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net loss	$(11,930)	$(53,794)	$(109,501)	$(137,710)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,673)	(2,725)	(34,883)	(1,078)
Amortization of actuarial loss	77	844	246	2,569
Net change in accumulated other comprehensive income (loss)	(9,596)	(1,881)	(34,637)	1,491
Comprehensive loss	$(21,526)	$(55,675)	$(144,138)	$(136,219)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 24, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 25, 2022	216,431	$216	$1,867,000	$(29,537)	$(1,721,121)	$116,558
ESPP shares issued	1,318	1	6,309	—	—	6,310
Restricted stock units released	1,324	2	—	—	—	2
Shares withheld for tax obligations	(210)	—	(957)	—	—	(957)
Stock-based compensation	—	—	13,814	—	—	13,814
Other comprehensive loss	—	—	—	(9,596)	—	(9,596)
Net loss	—	—	—	—	(11,930)	(11,930)
Balance at September 24, 2022	218,863	$219	$1,886,166	$(39,133)	$(1,733,051)	$114,201

	Nine Months Ended September 24, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 25, 2021	211,381	$211	$2,026,098	$(4,496)	$(1,698,042)	$323,771
Cumulative-effect adjustment from adoption of ASU 2020-06			(196,493)		74,492	(122,001)
ESPP shares issued	2,552	2	15,189	—	—	15,191
Restricted stock units released	5,419	6	—	—	—	6
Shares withheld for tax obligations	(489)	—	(3,346)	—	—	(3,346)
Stock-based compensation	—	—	44,718	—	—	44,718
Other comprehensive loss	—	—	—	(34,637)	—	(34,637)
Net loss	—	—	—	—	(109,501)	(109,501)
Balance at September 24, 2022	218,863	$219	$1,886,166	$(39,133)	$(1,733,051)	$114,201

	Three Months Ended September 25, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 26, 2021	208,468	$208	$1,996,091	$(8,526)	$(1,611,180)	$376,593
ESPP shared issued	977	1	7,153	—	—	7,154
Restricted stock units released	879	1	—	—	—	1
Shares withheld for tax obligations	(147)	—	(1,326)	—	—	(1,326)
Stock-based compensation	—	—	13,524	—	—	13,524
Other comprehensive income	—	—	—	(1,881)	—	(1,881)
Net loss	—	—	—	—	(53,794)	(53,794)
Balance at September 25, 2021	210,177	$210	$2,015,442	$(10,407)	$(1,664,974)	$340,271

	Nine Months Ended September 25, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2020	201,397	$201	$1,965,245	$(11,898)	$(1,527,264)	$426,284
Stock options exercised	46	—	332	—	—	332
ESPP shares issued	2,272	2	16,164	—	—	16,166
Restricted stock units released	6,967	7	—	—	—	7
Shares withheld for tax obligations	(505)	—	(4,724)	—	—	(4,724)
Stock-based compensation	—	—	38,425	—	—	38,425
Other comprehensive income	—	—	—	1,491	—	1,491
Net loss	—	—	—	—	(137,710)	(137,710)
Balance at September 25, 2021	210,177	$210	$2,015,442	$(10,407)	$(1,664,974)	$340,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINERA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2022	September 25, 2021
Cash Flows from Operating Activities:
Net loss	$(109,501)	$(137,710)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	64,011	60,233
Non-cash restructuring charges and other related costs	6,098	917
Amortization of debt discount and issuance costs	5,270	24,039
Operating lease expense	7,203	11,792
Stock-based compensation expense	44,418	38,545
Gain on extinguishment of debt	(15,521)	—
Other, net	892	3,466
Changes in assets and liabilities:
Accounts receivable	64,833	42,498
Inventory	(45,514)	(24,893)
Prepaid expenses and other current assets	(36,971)	14,973
Accounts payable	37,327	(2,076)
Accrued liabilities and other current liabilities	(23,083)	19,127
Deferred revenue	(36,458)	(24,152)
Net cash (used in) provided by operating activities	(36,996)	26,759
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(37,750)	(32,314)
Net cash used in investing activities	(37,750)	(32,314)
Cash Flows from Financing Activities:
Proceeds from issuance of 2028 Notes	373,750	—
Repayment of 2024 Notes	(280,842)	—
Proceeds from asset-based revolving credit facility	80,000	—
Repayment of asset-based revolving credit facility	(80,000)	(77,000)
Repayment of third-party manufacturing funding	—	(24,610)
Repayment of mortgage payable	(366)	(233)
Payment of debt issuance cost	(11,246)	—
Payment of term license obligation	(5,413)	(5,474)
Principal payments on finance lease obligations	(1,054)	(1,185)
Proceeds from issuance of common stock	15,189	16,497
Tax withholding paid on behalf of employees for net share settlement	(3,346)	(4,724)
Net cash provided by (used in) financing activities	86,672	(96,729)
Effect of exchange rate changes on cash	(4,430)	3,301
Net change in cash, cash equivalents, and restricted cash	7,496	(98,983)
Cash, cash equivalents, and restricted cash at beginning of period	202,521	315,383
Cash, cash equivalents, and restricted cash at end of period(1)	$210,017	$216,400

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$9,330	$15,901

Cash paid for interest	$14,694	$17,171
Supplemental schedule of non-cash investing and financing activities:
Unpaid debt issuance cost	$1,313	$—
Property and equipment included in accounts payable and accrued liabilities	$2,698	$851
Transfer of inventory to fixed assets	$4,805	$4,133
Unpaid term licenses (included in accounts payable, accrued liabilities and other long-term liabilities)	$8,591	$9,858

(1)     Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	September 24, 2022	September 25, 2021

Cash and cash equivalents	$198,044	$203,484
Short-term restricted cash	8,946	2,840
Long-term restricted cash	3,027	10,076
Total cash, cash equivalents and restricted cash	$210,017	$216,400

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
The Company has made certain estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates, assumptions and judgments made by management include revenue recognition, stock-based compensation, employee benefit and pension plans, inventory valuation, accrued warranty, operating and finance lease liabilities, restructuring and other related costs, loss contingencies, and accounting for income taxes. Other less significant estimates, assumptions and judgments made by management include allowances for sales returns, allowances for credit losses, useful life of intangible assets, and property, plant and equipment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with inflation, disruption in the global economy and financial markets and the on-going effects of the coronavirus (“COVID-19”) pandemic. These estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in the Company's condensed consolidated financial statements.
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
For the three-months ended September 24, 2022, one customer accounted for 12% of the Company's total revenue and for the nine-months ended September 24, 2022, no customer accounted for 10% or more of the Company's total revenue. For the three- and nine-months ended September 25, 2021, no customer accounted for 10% of the Company's total revenue.
There have been no material changes in the Company’s significant accounting policies for the nine-months ended September 24, 2022 compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, with the exception of updates to the policy noted below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

The adoption of ASU 2020-06 required the Company to record a $196.5 million reduction of additional paid in capital, on December 26, 2021, due to the recombination of the equity conversion component of convertible debt remaining outstanding, which was initially separated and recorded in equity. The $122.0 million increase in debt represented the removal of the remaining debt discounts recorded for this previous separation. The Company recognized a $74.5 million cumulative effect decrease of initially applying ASU 2020-06 as an adjustment to the December 26, 2021 opening balance of accumulated deficit. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible senior notes as a liability instrument. Since the Company had a net loss in the three- and nine-months ended September 24, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the periods as a result of adopting ASU 2020-06. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
3.    Leases
The Company has operating leases for real estate (facilities) and automobiles. For the three- and nine-months ended September 24, 2022, operating lease expense was $4.2 million and $17.5 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $1.1 million and $7.5 million, for the three- and nine-months ended September 24, 2022, respectively. For the three- and nine-months ended September 25, 2021, operating lease expense was $5.1 million and $17.7 million, respectively. Included in operating lease expense were rent expense and impairment charges due to restructuring resulting in abandonment of certain lease facilities, amounting to $0.3 million and $2.8 million, respectively.
Variable lease cost, short-term lease cost and sublease income were immaterial during the three- and nine-months ended September 24, 2022 and September 25, 2021.
The following table presents operating lease liabilities in both current and long-term (in thousands):

	September 24, 2022	December 25, 2021
Accrued expenses and other current liabilities	$12,429	$16,542
Other long-term liabilities	47,294	54,326
Total operating lease liability	$59,723	$70,868
The Company also has finance leases. The lease term for these arrangements range from three to five years with option to purchase, or ownership transferring at the end of the term. As of September 24, 2022 and December 25, 2021, finance leases included in property, plant, and equipment, net in the condensed consolidated balance sheets were $1.9 million and $3.5 million, respectively. Finance lease expense includes amortization of the right-of-use assets and interest expense. Total finance lease expense during the three- and nine-months ended September 24, 2022 and September 25, 2021 was not material.
The following table presents maturity of lease liabilities under the Company's non-cancelable leases as of September 24, 2022 (in thousands):

	Operating Lease	Finance Lease
Total lease payments	$75,802	$1,181
Less: interest(1)	16,079	54
Present value of lease liabilities	$59,723	$1,127
(1)    Calculated using the interest rate for each lease.
The following table presents supplemental information for the Company's non-cancelable leases for the nine-months ended September 24, 2022 (in thousands, except for weighted average and percentage data):

	Operating Lease	Finance Lease
Weighted average remaining lease term	5.55 years	1.25 years
Weighted average discount rate	9.21%	6.94%
Cash paid for amounts included in the measurement of lease liabilities	$17,666	$1,054
Leased assets obtained in exchange for new lease liabilities	$5,197	$—

4.    Revenue Recognition
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by geography, based on the shipping address of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
United States	$222,071	$163,583	$573,786	$496,416
Other Americas	21,496	28,877	75,232	77,985
Europe, Middle East and Africa	94,181	114,815	306,630	323,998
Asia Pacific	52,699	48,539	131,658	126,549
Total revenue	$390,447	$355,814	$1,087,306	$1,024,948
The Company sells its products directly to customers who are predominantly service providers and to channel partners that sell on its behalf.
The following table presents the Company's revenue disaggregated by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Direct	$287,055	$259,349	$821,666	$795,672
Indirect	103,392	96,465	265,640	229,276
Total revenue	$390,447	$355,814	$1,087,306	$1,024,948
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 24, 2022	December 25, 2021
Assets (Liabilities)
Accounts receivable, net	$284,001	$358,954
Contract assets	$57,124	$49,052
Deferred revenue	$(129,330)	$(168,909)
Revenue recognized for the three- and nine-months ended September 24, 2022 that was included in the deferred revenue balance at the beginning of the reporting period was $21.5 million and $92.0 million, respectively. Revenue recognized for the three- and nine-months ended September 25, 2021 that was included in the deferred revenue balance at the beginning of the reporting period was $20.1 million and $74.0 million, respectively. Changes in the contract asset and liability balances during the three- and nine-month periods ended September 24, 2022 and September 25, 2021 were not materially impacted by other factors.
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
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) pursuant to contracts that are not subject to cancellation without penalty at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized in the future as of September 24, 2022	$426,197	$386,279	$74,744	$11,973	$5,947	$4,190	$909,330
5.    Fair Value Measurements
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued liabilities, and debt. The carrying values of these financial instruments other than the Company's 2024 Notes, 2027 Notes and 2028 Notes (collectively referred to as "convertible senior notes" below) approximate their fair values. The fair value of convertible senior notes was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on September 23, 2022 (the last trading day of the quarter).

The following table presents the estimated fair values of the convertible senior notes (in thousands):

	As of September 24, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Convertible senior notes	$—	$640,397	$640,397	$—	$765,412	$765,412
We measure and report our cash equivalents at fair value on a recurring basis. The following table presents the fair value of these financial assets and their levels within the fair value hierarchy (in thousands):

	As of September 24, 2022			As of December 25, 2021
	Fair Value Measured Using			Fair Value Measured Using
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$50,044	$—	$50,044	$—	$—	$—
During the nine-months ended September 24, 2022, there were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. As of each of September 24, 2022 and December 25, 2021, none of the Company’s existing assets or liabilities were classified as Level 3.
The Company measures goodwill and intangible assets at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. The Company performed an analysis of impairment indicators of these assets and noted no adverse impact to their fair values as of September 24, 2022.
Facilities-related Charges
The Company classifies certain facilities-related charges within Level 3 of the fair value hierarchy and applies fair value accounting on a nonrecurring basis when impairment indicators exist or upon the existence of observable fair values.
In connection with its restructuring plans (as discussed in Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements), the Company incurred facilities-related charges of $1.1 million and $7.5 million for the three- and nine-months ended September 24, 2022, respectively. The Company incurred facilities-related charges of $0.3 million and $2.8 million for the three- and nine- months ended September 25, 2021, respectively. These charges primarily consisted of impairment charges incurred for operating lease right-of-use assets and were calculated at fair value based on estimated future sublease rental receipts that the Company could reasonably obtain over the remaining lease term at the discount rate. Facilities-related charges are classified as Level 3 measurement due to the significance of these unobservable inputs. See Note 9, "Restructuring and Other Related Costs" to the Notes to Condensed Consolidated Financial Statements for more information.

Cash and Cash Equivalents
As of September 24, 2022 and December 25, 2021, the Company had $210.0 million and $202.5 million of cash, cash equivalents and restricted cash, respectively. Of the total cash, cash equivalents and restricted cash, $89.6 million and $77.6 million was held by its foreign subsidiaries as of September 24, 2022 and December 25, 2021, respectively. The Company's cash held by its foreign subsidiaries is used for operating and investing activities in those locations, and the Company does not currently have the need or the intent to repatriate those funds to the United States.
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
The Company had no outstanding foreign currency exchange forward contracts as of September 24, 2022. As of December 25, 2021, the Company had $29.5 million outstanding foreign currency exchange forward contracts. The Company posted collateral of $0.9 million to cover associated potential credit risk exposure as of September 24, 2022 and December 25, 2021. This amount is included in restricted cash on the accompanying condensed consolidated balance sheets.
The Company did not enter into any foreign currency exchange forward contracts during the three-months ended September 24, 2022. For the nine-months ended September 24, 2022, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.6 million. For the three-months ended September 25, 2021, the before-tax effect of the foreign currency exchange forward contracts was immaterial. For the nine-months ended September 25, 2021, the before-tax effect of the foreign currency exchange forward contracts was a net gain of $0.8 million. These were included in other loss in the condensed consolidated statements of operations. In each of these periods, the impact of the gross gains and losses was offset by foreign exchange rate fluctuations on the underlying foreign currency denominated amounts.
The fair value of derivative instruments not designated as hedging instruments in the Company’s condensed consolidated balance sheets was as follows (in thousands):

	As of September 24, 2022		As of December 25, 2021
	Gross Notional(1)	Accrued expenses and other current liabilities	Gross Notional(1)	Accrued expenses and other current liabilities
Foreign currency exchange forward contracts
Related to Euro denominated monetary balances	$—	$—	$21,981	$(139)
Related to British Pound denominated monetary balances	—	—	7,566	(82)
	$—	$—	$29,547	$(221)
(1)Represents the face amounts of forward contracts that were outstanding as of the end of the period noted.
Accounts Receivable Factoring
The Company sells certain designated trade account receivables based on factoring arrangements with well-established factoring companies. Pursuant to the terms of the arrangements, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the condensed consolidated balance sheets and cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's condensed consolidated statements of operations. For the three- and nine-months ended September 24, 2022, the Company's factoring related interest expense was approximately $0.2 million and $0.4 million, respectively. For the three- and nine-months ended September 25, 2021, the Company's factoring related interest expense was approximately $0.1 million and $0.4 million, respectively. For the three- and nine-months ended September 24, 2022, the Company's gross amount of trade accounts receivables sold were approximately $25.0 million and $67.6 million, respectively. For the three- and nine-months ended September 25, 2021, the Company's gross amount of trade accounts receivables sold were approximately $26.7 million and $94.0 million, respectively.
7.    Goodwill and Intangible Assets
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
The following table presents details of the Company’s goodwill during the nine-months ended September 24, 2022 (in thousands):

Balance as of December 25, 2021	$255,788
Foreign currency translation adjustments	(31,550)
Balance as of September 24, 2022	$224,238
The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. To date, the Company has not recognized any impairment losses on goodwill.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 24, 2022 and December 25, 2021 (in thousands, except for weighted average data):

	September 24, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	$149,262	$(108,747)	$40,515	3.7
Developed technology	165,958	(150,890)	15,068	1.0
Total intangible assets with finite lives	$315,220	$(259,637)	$55,583

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships and backlog	$157,495	$(104,701)	$52,794	4.2
Developed technology	182,844	(149,064)	33,780	1.5
Total intangible assets with finite lives	$340,339	$(253,765)	$86,574
The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a portion of these assets are denominated in foreign currency. Amortization expense was $9.8 million and $29.7 million for the three- and nine-months ended September 24, 2022 respectively. Amortization expense was $9.0 million and $27.0 million for the three- and nine-months ended September 25, 2021, respectively.
Intangible assets are carried at cost less accumulated amortization and impairment, if any. Amortization expenses are recorded to the appropriate cost and expense categories.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 24, 2022 (in thousands):

		Fiscal Years
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Total future amortization expense	$55,583	$7,977	$22,788	$9,025	$9,025	$6,768	$—

8.    Balance Sheet Details
Restricted Cash
The Company’s restricted cash balance is held in deposit accounts at various banks globally. These amounts primarily collateralize the Company’s issuances of standby letters of credit and bank guarantees.
Allowance for Credit Losses
The following table provides a rollforward of the allowance for credit losses for accounts receivable for the nine-months ended September 24, 2022 (in thousands):

Balance as of December 25, 2021	$1,304
Additions(1)	974
Write offs(2)	(1,110)
Other(3)	(8)
Balance as of September 24, 2022	$1,160
(1)The new additions during the nine-months ended September 24, 2022 are primarily due to specific reserves.
(2)The write offs during the nine-months ended September 24, 2022 are primarily amounts fully reserved previously.
(3)Primarily represents foreign currency translation adjustments.
Selected Balance Sheet Items
The following table provides details of selected balance sheet items (in thousands):

	September 24, 2022	December 25, 2021
Inventory
Raw materials	$43,470	$39,379
Work in process	62,649	53,924
Finished goods	224,939	198,064
Total inventory	$331,058	$291,367
Property, plant and equipment, net
Computer hardware	$45,974	$45,824
Computer software(1)	58,682	56,820
Laboratory and manufacturing equipment	285,392	287,875
Land and building	12,369	12,369
Furniture and fixtures	2,792	2,164
Leasehold and building improvements	50,338	51,471
Construction in progress	35,428	18,807
Subtotal	490,975	475,330
Less accumulated depreciation and amortization(2)	(330,922)	(315,112)
Total property, plant and equipment, net	$160,053	$160,218
Accrued expenses and other current liabilities
Loss contingency related to non-cancelable purchase commitments	$28,961	$19,405
Taxes payable	37,871	43,308
Short-term operating and finance lease liability	13,285	17,792
Restructuring accrual	1,017	8,610
Other accrued expenses and other current liabilities	52,443	57,914
Total accrued expenses	$133,577	$147,029

(1)Included in computer software at September 24, 2022 and December 25, 2021 were $29.1 million and $25.9 million, respectively, related to enterprise resource planning (“ERP”) systems that the Company implemented. The unamortized ERP costs at September 24, 2022 and December 25, 2021 were $10.3 million and $8.9 million, respectively. Also included in computer software at September 24, 2022 and December 25, 2021 was $21.2 million and $20.9 million, respectively, related to term licenses. The unamortized term license costs at September 24, 2022 and December 25, 2021 was $8.2 million and $9.2 million, respectively.
(2)Depreciation expense was $11.5 million and $34.3 million (which includes depreciation of capitalized ERP cost of $1.1 million and $2.6 million, respectively) for the three- and nine-months ended September 24, 2022, respectively. Also included in depreciation expense for three- and nine-months ended September 24, 2022 was $2.0 million and $5.5 million, respectively, related to term licenses. Depreciation expense was $12.0 million and $33.2 million (which includes depreciation of capitalized ERP cost of $0.7 million and $1.9 million, respectively) for the three- and nine-months ended September 25, 2021, respectively. Also included in depreciation expense for three- and nine-months ended September 25, 2021 was $1.7 million and $4.9 million, respectively, related to term licenses.
9.    Restructuring and Other Related Costs
In December 2018, following the Telecom Holding Parent LLC ("Coriant") acquisition by the Company (the "Acquisition"), a restructuring initiative was implemented in connection with a comprehensive review of the Company's operations and ongoing integration activities in order to optimize resources for future growth, improve efficiencies and address redundancies following the Acquisition. As part of this initiative, the Company made several changes to improve its research and development efficiency by consolidating its manufacturing and development sites, reducing headcount, and processing changes to leverage the Company's engineering and product line development resources across regions and prioritizing research and development initiatives. In 2021 and in the nine-months ended September 24, 2022, the Company incurred lease-related impairment charges from consolidation of various sites that resulted in abandonment of related leased facilities. In connection with the Acquisition, the Company assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans consisting of termination benefits primarily comprised of severance payments. These costs are recorded at estimated fair value.
During 2020, the Company implemented a new restructuring initiative (the "2020 Restructuring Plan") that was primarily intended to reduce costs and consolidate its operations. The identified cost reduction initiatives under the 2020 Restructuring Plan were completed in fiscal year 2021.
In 2021, the Company announced a plan to restructure certain international research and development operations (the "2021 Restructuring Plan"). The Company estimates it will incur total costs related to the restructuring ranging from $15.0 million to $17.0 million, of which $0.1 million and $6.0 million was recorded in the three- and nine-months ended September 24, 2022, respectively. The 2021 Restructuring Plan is expected to be substantially completed by the end of 2022 with the associated payments made in 2022. Additional restructuring activities may occur in the future in connection with the Company’s ongoing transformation initiatives.
The following table presents restructuring and other related costs included in cost of revenue and operating expenses in the accompanying condensed consolidated statements of operations under the restructuring plans (in thousands):

	Three Months Ended
	September 24, 2022		September 25, 2021
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$22	$32	$252	$6,087
Lease related impairment charges	—	1,076	—	300
Asset impairment	—	—	—	2
Others	—	34	1,182	157
Total	$22	$1,142	$1,434	$6,546

	Nine Months Ended
	September 24, 2022		September 25, 2021
	Cost of Revenue	Operating Expenses	Cost of Revenue	Operating Expenses
Severance and other related expenses	$166	$1,789	$497	$5,070
Lease related impairment charges	—	7,535	—	2,785
Asset impairment	—	35	—	9
Others	19	186	1,182	327
Total	$185	$9,545	$1,679	$8,191
Restructuring liabilities are reported within accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and other related expenses	Lease related impairment charges	Asset impairment	Others	Total
Balance at December 25, 2021	$7,536	$—	$—	$1,346	$8,882
Charges	1,955	7,535	35	205	9,730
Cash Payments	(8,277)	(1,791)	—	(1,429)	(11,497)
Non-Cash Settlements and Other	(304)	(5,744)	(35)	(15)	(6,098)
Balance at September 24, 2022	$910	$—	$—	$107	$1,017
As of September 24, 2022, the Company's restructuring liability was primarily comprised of $0.6 million related to the 2021 Restructuring Plan and $0.4 million related to assumed restructuring liabilities associated with Coriant's previous restructuring and reorganization plans, which was substantially completed in previous years. The liability related to the 2021 Restructuring Plan is expected to be paid by the end of 2022.
10.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes certain changes in equity that are excluded from net loss. The following table sets forth the changes in accumulated other comprehensive loss by component for the nine-months ended September 24, 2022 (in thousands):

	Foreign Currency Translation	Actuarial Gain (Loss) on Pension	Accumulated Tax Effect	Total
Balance at December 25, 2021	$(7,829)	$4,297	$(964)	$(4,496)
Other comprehensive loss before reclassifications	(34,883)	—	—	(34,883)
Amounts reclassified from accumulated other comprehensive loss	—	246	—	246
Net current-period other comprehensive income (loss)	(34,883)	246	—	(34,637)
Balance at September 24, 2022	$(42,712)	$4,543	$(964)	$(39,133)

11.    Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed release of outstanding restricted stock units (“RSUs”) and performance shares (referred to herein as the “PSUs”), assumed issuance of common stock under the Company’s 2007 Employee Stock Purchase Plan (the “ESPP”) using the treasury stock method, and shares of common stock issuable upon conversion of convertible senior notes. The Company includes the common shares underlying PSUs in the calculation of diluted net income per common share only when they become contingently issuable. As the Company incurred net losses during the three- and nine-month periods ended

September 24, 2022 and September 25, 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share – basic and diluted (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net loss	$(11,930)	$(53,794)	$(109,501)	$(137,710)
Weighted average common shares outstanding - basic and diluted	217,620	209,183	215,104	206,201
Net loss per common share - basic and diluted	$(0.05)	$(0.26)	$(0.51)	$(0.67)
The following sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Convertible senior notes(1)	49,866	4,304	62,227	5,188
Restricted stock units	14,030	11,699	15,585	13,278
Performance stock units	2,559	2,891	2,727	2,964
Employee stock purchase plan shares	19	1,440	474	1,085
Total	66,474	20,334	81,013	22,515
(1)     The convertible senior notes were calculated under the if-converted method for 2022 due to the adoption of ASU 2020-06 and under the treasury stock method for 2021.
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread of its convertible senior notes. The conversion spread had a dilutive impact for the 2027 Notes during both the three- and nine-months ended September 25, 2021 since the average market price of the Company’s common stock during the periods exceeded the initial conversion price of $7.66 per share. However, the potential shares of common stock issuable upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of the convertible senior notes for both the three- and nine-months ended September 24, 2022. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share assuming that all of the convertible senior notes permitted to be share settled were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for both the three- and nine-months ended September 24, 2022 because the effect would have been anti-dilutive.

12.    Debt
The following is a summary of debt as of September 24, 2022 (post-ASU 2020-06 adoption) (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$101.6	$102.7	September 2024
2027 Notes	—	195.6	200.0	March 2027
2028 Notes	—	363.0	373.8	August 2028
Asset-based revolving credit facility	—	—	—	June 2027
Mortgage	0.5	6.9	7.4	March 2024
Total Debt	$0.5	$667.1	$683.9
The following is a summary of our debt as of December 25, 2021 (pre-ASU 2020-06 adoption) (in millions):

	Net Carrying Value		Unpaid Principal Balance	Contractual Maturity Date
	Current	Long-Term
2024 Notes	$—	$329.2	$402.5	September 2024
2027 Notes	—	140.3	200.0	March 2027
Asset-based revolving credit facility	—	—	—	March 2024
Mortgage	0.5	7.3	7.8	March 2024
Total Debt	$0.5	$476.8	$610.3
Convertible Senior Notes
In September 2018, the Company issued $402.5 million aggregate principal amount of 2.125% Convertible Senior Notes due 2024 (the "2024 Notes"). In March 2020, the Company issued $200.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2027 (the “2027 Notes"). In August 2022, the Company issued $373.8 million aggregate principal amount of 3.75% Convertible Senior Notes due 2028 (the "2028 Notes," and together with the 2024 Notes and 2027 Notes, the “convertible senior notes”). The 2024 Notes bear interest at a fixed rate of 2.125% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2019. The 2027 Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The 2028 Notes bear interest at a fixed rate of 3.75% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2023. Each series of the convertible senior notes is governed by an indenture between the Company, as the issuer, and U.S. Bank National Association, as Trustee (individually, each an “Indenture,” and together, the “Indentures”). The convertible senior notes of each series are unsecured and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the convertible senior notes; equal in right of payment to any of the Company's existing and future liabilities that are not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s current or future subsidiaries. The applicable Indenture governing each series of the convertible senior notes does not contain any financial covenants or any restrictions on the payment of dividends, the incurrence of senior debt or other indebtedness, or the issuance or repurchase of the Company's other securities by the Company.
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
The net proceeds to the Company from the issuance of 2027 Notes were approximately $193.3 million after deducting initial purchasers' fee and other debt issuance costs. The Company intends to use the remaining net proceeds for general corporate purposes, including working capital to fund growth and potential strategic projects.
The net proceeds to the Company from the issuance of 2028 Notes were approximately $362.4 million after deducting the initial purchasers' fee and other debt issuance costs. The Company used approximately $283.6 million, which included accrued and unpaid interest, of the net proceeds from this issuance to repurchase approximately $299.8 million in aggregate principal amount of its 2024 Notes concurrently with the issuance. This transaction involved a contemporaneous exchange of cash between the Company and holders of the 2024 Notes participating in the issuance of the 2028 Notes. Accordingly, the transaction was evaluated for modification or extinguishment accounting in accordance with ASC 470-50, Debt – Modifications and Extinguishments on a creditor-by creditor basis depending on whether the exchange was determined to have substantially different terms. The repurchase of the 2024 Notes and issuance of the 2028 Notes were deemed to have substantially different terms based on the present value of the cash flows or significant difference between the value of the conversion option immediately prior to and after the exchange. Therefore, the repurchase of the 2024 Notes was accounted for as a debt extinguishment. The Company recorded a $15.5 million gain on extinguishment of debt on its Condensed Consolidated Statements of Operations for the three- and nine-months ended September 24, 2022, which includes the write-off of related deferred issuance costs of $3.5 million. After giving effect to the repurchase, the total remaining principal amount outstanding under the 2024 Notes as of September 24, 2022 was $102.7 million.
The Company intends to use the remaining net proceeds from the issuance of 2028 Notes for general corporate purposes, including working capital and to fund growth and potential strategic projects.
The 2024 Notes, the 2027 Notes and the 2028 Notes mature on September 1, 2024, March 1, 2027 and August 1, 2028, respectively. The Company did not have the right to redeem the 2024 Notes prior to September 5, 2021, and may not redeem the 2027 Notes prior to March 5, 2024 or the 2028 Notes prior to August 5, 2025. The Company may redeem for cash all or any portion of the 2024 Notes at its option, on or after September 5, 2021, the 2027 Notes, at its option, on or after March 5, 2024, and the 2028 Notes, at its option, on or after August 5, 2025, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the convertible senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the convertible senior notes.
Conversion Rate and Initial Conversion Price for each series of convertible senior notes are presented in the following table:

	Conversion Rate per $1,000 Principal	Initial Conversion Price
2024 Notes	101.2812	$9.87
2027 Notes	130.5995	$7.66
2028 Notes	147.1183	$6.80
Throughout the term of the convertible senior notes, the conversion rate may be adjusted upon the occurrence of certain events, including for any cash dividends. Holders of the convertible senior notes will not receive any cash payment representing accrued and unpaid interest upon conversion. Accrued but unpaid interest will be deemed to be paid in full upon conversion rather than canceled, extinguished or forfeited. Prior to June 1, 2024 for the 2024 Notes, prior to December 1, 2026 for the 2027 Notes and prior to May 1, 2028 for the 2028 Notes (the convertible dates), holders may convert their convertible senior notes under the following circumstances:

•during any fiscal quarter commencing after the fiscal quarters ended on December 29, 2018 for the 2024 Notes, June 27, 2020 for the 2027 Notes and September 24, 2022 for the 2028 Notes (and only during such fiscal quarter) if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
Upon the receipt of conversion requests, the settlement of the convertible senior notes will be paid pursuant to the terms of the respective governing Indentures. In the event that all of the 2024 Notes and 2027 Notes are converted, the Company would be required to repay the principal amount and any conversion premium in any combination of cash and shares of its common stock at the Company’s option. In the event that all of the 2028 Notes are converted, the Company would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of its common stock at the Company’s option.
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
There have been no changes to the initial conversion price of the convertible senior notes since issuance and during the three- and nine-months ended September 24, 2022. None of the conditions allowing holders of the convertible senior notes to convert early were met. The convertible senior notes were therefore not convertible during the three- and nine-months ended September 24, 2022.
Interest Expense
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, and the amortization of debt discounts on our convertible senior notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Contractual interest expense	$4,513	$3,389	$11,291	$10,165
Amortization of debt issuance costs	1,087	480	2,626	1,402
Amortization of debt discount	—	7,441	—	21,783
Total interest expense	$5,600	$11,310	$13,917	$33,350
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
In accounting for the convertible senior notes after adoption of ASU 2020-06, the convertible senior notes are accounted for as a single liability. The issuance cost related to the 2024 Notes, the 2027 Notes and the 2028 Notes are being amortized to interest expense over the respective contractual term, at effective interest rates of 2.7%, 3.0% and 4.3%, respectively. Unamortized debt issuance costs will be amortized over the remaining life of the 2024 Notes, the 2027 Notes and the 2028 Notes which is approximately 23 months, 53 months, and 70 months, respectively.
The net carrying amount of the convertible senior notes as of September 24, 2022 (post-ASU 2020-06 adoption) and as of December 25, 2021 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	2024 Notes		2027 Notes		2028 Notes
	September 24, 2022	December 25, 2021	September 24, 2022	December 25, 2021	September 24, 2022
Principal	$102,652	$402,500	$200,000	$200,000	$373,750
Unamortized debt discount	—	(68,755)	—	(56,270)	—
Unamortized issuance costs	(1,061)	(4,488)	(4,354)	(3,472)	(10,811)
Net carrying amount	$101,591	$329,257	$195,646	$140,258	$362,939
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

The Loan Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates. The Loan Agreement also contains customary covenants that limit the ability of the Company to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. As of September 24, 2022, the Company was in compliance with all covenants under the Loan Agreement.
In connection with the Credit Facility, the Company incurred lender and other third-party costs of approximately $1.2 million, which are recorded as a deferred asset and will be amortized to interest expense using a straight-line method over the term of the Credit Facility.
As of September 24, 2022, the Company had availability of $112.7 million under the Credit Facility. As of September 24, 2022, the Loan Agreement included a $50.0 million letter of credit subfacility and $13.3 million letters of credit issued and outstanding.
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
As of September 24, 2022, $7.4 million of the loan remained outstanding, of which $0.5 million was included in short-term debt and $6.9 million was included in long-term debt.
13.    Commitments and Contingencies
The following table sets forth commitments and contingencies related to our various obligations (in thousands):

		Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter

Operating leases(1)(2)	$75,802	$5,647	$15,177	$13,900	$12,850	$9,956	$18,272
Finance lease obligations(3)	1,181	244	760	177	—	—	—
2028 Notes, including interest(4)	457,572	—	13,743	14,016	14,016	14,016	401,781
2027 Notes, including interest(4)	222,500	—	5,000	5,000	5,000	5,000	202,500
2024 Notes, including interest(4)	107,015	—	2,182	104,833	—	—	—
Mortgage Payable, including interest(4)	7,871	260	781	6,830	—	—	—
Total contractual obligations	$871,941	$6,151	$37,643	$144,756	$31,866	$28,972	$622,553
(1)The Company leases facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 11 years. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(2)The Company has contractual commitments to remove leasehold improvements and return certain properties to a specified condition when the leases terminate. At the inception of a lease with such conditions, the Company records an asset retirement obligation liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. Asset retirement obligations were $5.0 million and $5.1 million as of September 24, 2022 and December 25, 2021, respectively. Of the $5.0 million as of September 24, 2022, $4.7 million is classified as other long-term liabilities on the accompanying condensed consolidated balance sheets. The remainder is classified as accrued expenses and other current liabilities.
(3)The Company has finance leases for manufacturing and other equipment. The above payment schedule includes interest. See Note 3, "Leases" to the Notes to Condensed Consolidated Financial Statements for more information.
(4)See Note 12, "Debt" to the Notes to Condensed Consolidated Financial Statements for more information.
Legal Matters
NextGen Innovations, LLC
On August 9, 2022, NextGen Innovations, LLC ("NextGen") filed a complaint against us in the United States District Court for the Eastern District of Texas. The complaint asserts that through certain products we infringe on U.S. Patent Nos. 9,887,795, 10,263,723, and 10,771,181. The complaint alleges that NextGen is entitled to unspecified damages, costs, fees, expenses, interest, and injunctive relief. We are currently unable to predict the outcome of this litigation and therefore cannot reasonably estimate the possible loss or range of loss, if any, arising from this matter.
In addition to the matter described above, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material effect on our consolidated financial position, results of operations or cash flows.

Loss Contingencies
The Company is subject to the possibility of various losses arising in the ordinary course of business. These may relate to disputes, litigation and other legal actions. In the preparation of its quarterly and annual financial statements, the Company considers the likelihood of loss or the incurrence of a liability, including whether it is probable, reasonably possible or remote that a liability has been incurred, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. In accordance with U.S. GAAP, an estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. As of each of September 24, 2022 and December 25, 2021, the Company has accrued the estimated liabilities associated with certain loss contingencies.
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

In February 2016, the Company's board of directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") and the Company's stockholders approved the 2016 Plan in May 2016. In May 2017, May 2018, May 2019, May 2020, May 2021 and May 2022, the Company's stockholders approved amendments to the 2016 Plan to increase the number of shares authorized for issuance under the 2016 Plan by 6.4 million shares, 1.5 million shares, 7.3 million shares, 8.1 million shares, 4.4 million shares and 8.5 million shares, respectively. As of September 24, 2022, the Company reserved a total of 43.7 million shares of common stock for the award of stock options, RSUs and PSUs to employees, non-employees, consultants and members of the Company's board of directors pursuant to the 2016 Plan, plus any shares subject to awards granted under the 2007 Equity Incentive Plan (the "2007 Plan") that, after the effective date of the 2016 Plan, expire, are forfeited or otherwise terminate without having been exercised in full to the extent such awards were exercisable, and shares issued pursuant to awards granted under the 2007 Plan that, after the effective date of the 2016 Plan, are forfeited to or repurchased by the Company due to failure to vest. The 2016 Plan has a maximum term of 10 years from the date of adoption, or it can be earlier terminated by the Company's board of directors. The 2007 Plan was canceled and there are no outstanding grants under the 2007 plan.
Stock-based Compensation Plans
As described above, the Company has stock-based compensation plans pursuant to which the Company has granted RSUs and PSUs, as well as an ESPP for all eligible employees.

(in thousands except weighted average data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	11,607	$7.66	$110,849
RSUs granted	8,646	$8.32
RSUs released	(5,084)	$7.53	$36,590
RSUs canceled	(1,139)	$7.84
Outstanding at September 24, 2022	14,030	$8.10	$64,259

(in thousands except weighted average data)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at December 25, 2021	2,114	$6.66	$20,184
PSUs granted	899	$8.38
PSUs released	(335)	$5.40	$2,592
PSUs canceled	(119)	$7.19
Outstanding at September 24, 2022	2,559	$7.40	$11,720
Expected to vest at September 24, 2022	1,851		$8,478
The aggregate intrinsic value of unreleased RSUs and unreleased PSUs is calculated using the closing price of the Company's common stock of $4.58 at September 23, 2022 (the last trading day of the quarter). The aggregate intrinsic value of RSUs and PSUs released is calculated using the fair market value of the common stock at the date of release.
The following table presents total stock-based compensation cost for instruments granted but not yet amortized, of the Company’s equity compensation plans as of September 24, 2022. These costs are expected to be amortized on a straight-line basis over the following weighted-average periods (in thousands, except for weighted average period data):

	Unrecognized Compensation Expense, Net	Weighted Average Period (in Years)
RSUs	$89,074	2.1
PSUs	$9,583	2.1

Employee Stock Purchase Plan
The fair value of the ESPP shares was estimated at the date of grant using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Volatility	63%	38%	38% - 63%	38% - 50%
Risk-free interest rate	3.12%	0.05%	0.05% - 3.12%	0.05% - 0.06%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Estimated fair value	$1.91	$2.22	$1.91 - $2.22	$2.22- $3.11
Stock-based compensation expense related to ESPP for the three- and nine-months ended September 24, 2022 was approximately $1.3 million and $3.7 million, respectively, and for the three- and nine-months ended September 25, 2021 was approximately $1.4 million and $4.4 million, respectively.
Restricted Stock Units
Pursuant to the 2016 Plan, the Company has granted RSUs to employees and non-employee members of the Company's board of directors. All RSUs awarded are subject to each individual's continued service to the Company through each applicable vesting date. The Company accounted for the fair value of the RSUs using the closing market price of the Company’s common stock on the date of grant. Amortization of stock-based compensation related to RSUs for the three- and nine-months ended September 24, 2022 was approximately $14.0 million and $40.0 million, respectively, and for the three- and nine-months ended September 25, 2021 was approximately $10.4 million and $31.8 million, respectively.
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
The following table summarizes by grant year, the Company’s PSU activity for the nine-months ended September 24, 2022 (in thousands):

	Total Number of Performance Stock Units	2019	2020	2021	2022
Outstanding at December 25, 2021	2,114	185	1,270	659	—
PSUs granted	899	—	—	—	899
PSUs released	(335)	(185)	(150)	—	—
PSUs canceled	(119)	—	(62)	(57)	—
Outstanding at September 24, 2022	2,559	—	1,058	602	899
Stock-based compensation expense related to PSUs for the three- and nine-months ended September 24, 2022 was a credit of approximately $1.5 million and expense of approximately $1.0 million, respectively. Stock-based compensation expense related to PSUs for the three- and nine-months ended September 25, 2021 was approximately $1.7 million and $2.2 million, respectively.
Stock-Based Compensation
The following tables summarize the effects of stock-based compensation on the Company’s condensed consolidated balance sheets and statements of operations for the periods presented (in thousands):

	September 24, 2022	December 25, 2021
Stock-based compensation effects in inventory	$4,012	$3,707

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Income tax benefit associated with stock-based compensation	$2,296	$2,444	$7,130	$6,637
Stock-based compensation effects in net loss before income taxes
Cost of revenue	$2,239	$1,968	$6,722	$5,894
Research and development	5,768	4,714	17,261	14,082
Sales and marketing	3,201	3,059	10,015	9,069
General and administration	2,488	3,891	10,420	9,500
Total stock-based compensation expense	$13,696	$13,632	$44,418	$38,545
15.    Income Taxes
Income taxes for the three- and nine-months ended September 24, 2022 represented a tax expense of $4.8 million and $16.6 million on pre-tax losses of $7.1 million and $92.9 million, respectively. This compared to a tax expense of $5.5 million and $9.5 million, on pre-tax losses of $48.3 million and $128.2 million for the three- and nine-months ended September 25, 2021, respectively. Provision for income taxes decreased by approximately $0.7 million and increased by approximately $7.0 million during the three- and nine-months ended September 24, 2022, respectively, compared to the corresponding period in 2021. The increase during the nine-months ended September 24, 2022 is a result of an increase in income taxes and withholding taxes in foreign jurisdictions, primarily driven by an increase in Germany's withholding tax rate to 18.8% as compared to 5.3% in the nine months ended September 25, 2021.
During the three-months ended September 24, 2022, the Company implemented a restructuring of its internal supply chain and customer-facing entities. The new structure aligned and consolidated the Company's intellectual property and the associated commercial risk and reward among the customer-facing entities in their internal supply chain and improved operational efficiency. The impact of this internal restructuring is reflected in the Company’s tax provision for the three- and nine-months ended September 24, 2022.
The Company must assess the likelihood that some portion or all of its deferred tax assets will be recovered from future taxable income within the respective jurisdictions. In the past, the Company established a valuation allowance against its deferred tax assets as it determined that its ability to recover the value of these assets did not meet the “more-likely-than-not” standard. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management judgment is required on an on-going basis to determine whether it needs to maintain the valuation allowance recorded against its net deferred tax assets. The Company must consider all positive and negative evidence, including its forecasts of taxable income over the applicable carryforward periods, its current financial performance, its market environment and other factors in evaluating the need for a valuation allowance against its net U.S. deferred tax assets. At September 24, 2022, the Company does not believe that it is more-likely-than-not that it would be able to utilize its domestic deferred tax assets in the foreseeable future. Accordingly, the domestic net deferred tax assets continued to be fully reserved with a valuation allowance. To the extent that the Company determines that deferred tax assets are realizable on a more-likely-than-not basis, and adjustment is needed, that adjustment will be recorded in the period that the determination is made and would generally decrease the valuation allowance and record a corresponding benefit to earnings.
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
Additionally, the following table sets forth our property, plant and equipment, net by geographic region (in thousands):

	September 24, 2022	December 25, 2021
United States	$144,850	$141,977
Other Americas	2,780	2,687
Europe, Middle East and Africa	9,508	12,245
Asia Pacific	2,915	3,309
Total property, plant and equipment, net	$160,053	$160,218
17.    Guarantees
Product Warranties
Activity related to product warranty was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Beginning balance	$36,769	$41,670	$44,310	$40,708
Charges to operations	8,603	5,267	19,831	16,429
Utilization	(4,179)	(5,953)	(14,910)	(18,702)
Change in estimate(1)	(2,221)	3,601	(10,259)	6,150
Balance at the end of the period	$38,972	$44,585	$38,972	$44,585
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
Letters of Credit and Bank Guarantees
The Company had $24.0 million and $22.5 million of standby letters of credit, bank guarantees and surety bonds outstanding as of September 24, 2022 and December 25, 2021, respectively. Details are provided in the table below (in thousands).

	September 24, 2022	December 25, 2021
Customer performance guarantees	$19,886	$16,307
Value added tax license	272	287
Property leases	2,995	4,684
Pension plans	816	1,004
Credit cards	—	150
Other liabilities	71	68
Total	$24,040	$22,500
Of the $19.9 million related to customer performance guarantees as of September 24, 2022, approximately $4.0 million was used to secure surety bonds in the aggregate of $7.5 million. Of the $16.3 million related to customer performance guarantees as of December 25, 2021, approximately $4.0 million was used to secure surety bonds in the aggregate of $5.5 million.
As of September 24, 2022, of the aforementioned standby letters of credit and bank guarantees outstanding, $11.7 million was backed by cash collateral.

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
Components of Net Periodic Benefit Cost
Net periodic benefit cost for the Company's pension and other post-retirement benefit plans consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$71	$112	$227	$341
Interest cost	297	315	944	960
Expected return on plan assets	(697)	(721)	(2,216)	(2,198)
Amortization of actuarial loss	77	844	246	2,569
Total net periodic benefit cost	$(252)	$550	$(799)	$1,672
The components of net periodic benefit costs other than the service cost component are included in other loss, in the Company’s condensed consolidated statements of operations.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, but are not limited to, our expectations regarding revenue, gross margin, operating expenses, cash flows and other financial items and the drivers related to these; the magnitude and duration of supply constraints, including delays, shortages and increased costs and our ability to mitigate such supply constraints, and the extent to which supply-related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, and stock price; the adverse impact inflation may have on us by increasing costs beyond what we can recover through price increases; the extent to which the ongoing COVID-19 pandemic and related impacts could materially and adversely affect our business operations, financial performance, results of operations, financial position, stock price and personnel; achievement of strategic objectives, any statements regarding our plans, strategies and objectives; progress and remaining payments under the 2021 Restructuring Plan; the impact of new customer network footprint on our gross margin; statements regarding our ERP systems; the effects of seasonal patterns in our business; factors that may affect our operating results; anticipated customer acceptance of our solutions; statements concerning new products or services, including new product features; our beliefs about who we may compete with and how we are differentiated from those competitors; statements regarding our production capacity and facilities requirements; statements related to capital expenditures; statements related to working capital and liquidity; the sufficiency of our cash to operate our business; expectations regarding research and development investments; our ability to realize deferred tax assets; statements related to future economic conditions, performance, market growth, competitor consolidation or our sales cycle; our ability to identify, attract and retain highly skilled personnel; statements regarding our corporate culture; our ability to protect our technology and intellectual property, the frequency of claims related to our intellectual property and the value of our intellectual property; statements related to our convertible senior notes and our Credit Facility; statements related to the impact of tax regulations; statements related to the proliferation and impact of environmental, social and governance regulation; statements related to the effects of litigation on our financial position, results of operations or cash flows; statements related to factors beyond our control, such as natural disasters, acts of war or terrorism, epidemics and pandemics; statements related to new accounting standards; statements as to industry trends and other matters that do not relate strictly to historical facts; and statements of assumptions underlying any of the foregoing. These statements are often identified using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” "should," "will," or "would," and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 as filed on February 23, 2022. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. Such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
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

Employees
We have taken a number of precautionary steps to safeguard our business and our employees from the effects and impact of COVID-19, including at times temporarily closing or substantially limiting the presence of personnel in our offices in several global locations, implementing travel restrictions and modifying our participation in various industry events. Since a large percentage of our workforce is accustomed to online work environments and online collaboration tools, we have been able to remain productive and in contact with one another and our customers and vendors. For those employees who may need to be in offices, laboratory and manufacturing environments, or at business partner sites to perform their roles, we have taken and will continue to take appropriate measures to protect their health and safety and create and maintain a safe working environment. Since the outbreak of the COVID-19 pandemic, however, sustained restrictions on the ability of our engineers to work in our offices as a result of restrictions imposed by governments, or us, has made it more difficult at times for them to collaborate as effectively as desired in the development of new products, which has in the past affected development schedules. Although some of these restrictions have been reduced or eliminated in many jurisdictions where we operate, the uncertainty surrounding the COVID-19 pandemic could continue to make such collaboration difficult in the future if restrictions are reimposed.
Business Operations
In addition, we have implemented certain business continuity plans in response to the COVID-19 pandemic in order to minimize any business disruption and to protect our supply chain, customer fulfillment sites and support operations. Although we believe these actions have mitigated the impact of the COVID-19 pandemic on our business, we have experienced some disruption, increased costs and delays in our supply chain and manufacturing operations, logistics, and customer support operations, including shipping delays, supply decommitments, higher logistics and freight costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, increasingly longer lead times and increased costs with certain of these component suppliers, impacting our operational processes and results of operations. We have also seen disruptions in customer demand, including due to delays in the customer certification process resulting from customer facility closures or access restrictions. During 2021 and the first three quarters of 2022, some of these disruptions negatively impacted our revenue and our results of operations. The impact of the COVID-19 pandemic on our business and results of operations during the remainder of 2022 remains uncertain and is dependent in part on future infection rates, the emergence of new strains of the virus, the effectiveness and availability of vaccinations and vaccine boosters, new government restrictions and broader global macroeconomic developments, including inflationary pressures.
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
Liquidity and Capital Resources
We have implemented measures to preserve cash and enhance liquidity, including business travel reductions, strategically managing capital expenditures, and delaying or eliminating discretionary spending. We are also focused on managing our working capital needs, maintaining as much flexibility as possible around timing of taking and paying for inventory and manufacturing our products while managing potential changes or delays in customer readiness, including installations. In addition, we issued the 2028 Notes and completed a partial repurchase of the 2024 Notes, which resulted in net proceeds of $81.7 million, net of debt issuance costs.
While we believe we have enough cash, including availability under our Credit Facility, to operate our business for the next 12 months, if the impact of the COVID-19 pandemic and the global macroeconomic environment to our business and financial position is more extensive than expected, we may need additional capital to enhance liquidity and working capital. We have historically been successful in our ability to secure other sources of financing, such as accessing capital markets, and implementing other cost reduction initiatives such as restructuring, delaying or eliminating discretionary spending to satisfy our liquidity needs. However, our access to these sources of capital could be materially and adversely impacted and we may not be able to receive terms as favorable as we have historically received, whether due to inflation or otherwise. Capital markets have been volatile, and recently have been subject to inflationary pressures, and there is no assurance that we would have access to capital markets at a reasonable cost, or at all, at times when capital is needed. In addition, some of our existing debt has restrictive covenants that may limit our ability to raise new debt, which would limit our ability to access liquidity by those means without obtaining the consent of our lenders.
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
An accounting policy is deemed to be critical if it requires a significant accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine-months ended September 24, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Inflation, disruption in the global economy and financial markets, and the ongoing effects of the COVID-19 pandemic, continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Results of Operations
The following sets forth, for the periods presented, certain unaudited condensed consolidated statements of operations information (in thousands, except percentage data):

	Three Months Ended
	September 24, 2022		September 25, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$317,439	81%	$270,818	76%	$46,621	17%
Services	73,008	19%	84,996	24%	(11,988)	(14)%
Total revenue	$390,447	100%	$355,814	100%	$34,633	10%
Cost of revenue:
Product	$210,018	54%	$187,956	54%	$22,062	12%
Services	39,765	10%	43,722	12%	(3,957)	(9)%
Amortization of intangible assets	6,227	2%	4,609	1%	1,618	35%
Restructuring and other related costs	22	—%	1,434	—%	(1,412)	(98)%
Total cost of revenue	$256,032	66%	$237,721	67%	$18,311	8%
Gross profit	$134,415	34%	$118,093	33%	$16,322	14%

	Nine Months Ended
	September 24, 2022		September 25, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Revenue:
Product	$869,744	80%	$782,420	76%	$87,324	11%
Services	217,562	20%	$242,528	24%	(24,966)	(10)%
Total revenue	$1,087,306	100%	$1,024,948	100%	$62,358	6%
Cost of revenue:
Product	597,027	54%	525,494	51%	$71,533	14%
Services	116,145	11%	128,428	13%	(12,283)	(10)%
Amortization of intangible assets	18,687	2%	13,839	1%	4,848	35%
Restructuring and other related costs	185	—%	1,679	—%	(1,494)	(89)%
Total cost of revenue	$732,044	67%	$669,440	65%	$62,604	9%
Gross profit	$355,262	33%	$355,508	35%	$(246)	—%
Revenue
Total product revenue increased by $46.6 million, or 17%, during the three-months ended September 24, 2022 compared to the corresponding period in 2021. This year-over-year increase in revenue was driven by the ramp of new products, particularly ICE6, and growth in the ICP and other service provider verticals, partially offset by decreased revenue from our cable vertical and continued supply constraints. Total product revenue increased by $87.3 million, or 11%, during the nine-months ended September 24, 2022 compared to the corresponding period in 2021. This year-over-year increase in revenue was driven by the ramp of new products, particularly ICE6, and growth in the ICP and other service provider verticals, partially offset by decreased revenue from certain Tier 1 customers and continued supply constraints.

Total services revenue decreased by $12.0 million, or 14%, for the three-months ended September 24, 2022 compared to the corresponding period in 2021, and decreased by $25.0 million, or 10%, during the nine-months ended September 24, 2022 compared to the corresponding periods in 2021. The decrease in revenue was primarily attributable to a decline in professional services revenue related to network installation completion timing, which was driven by delays in customer readiness and related supply constraints. In addition, maintenance revenue declined due to the transition of new products into the installed base in connection with the decommissioning of older products.
We expect our total revenue will be higher in the fourth quarter of 2022 as compared to the third quarter of 2022, driven by the ramp of new products, particularly ICE6.
The following table summarizes our revenue by geography and sales channel for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 24, 2022		September 25, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$222,071	57%	$163,583	46%	$58,488	36%
International	168,376	43%	192,231	54%	(23,855)	(12)%
	$390,447	100%	$355,814	100%	$34,633	10%
Total revenue by sales channel:
Direct	$287,055	74%	$259,349	73%	$27,706	11%
Indirect	103,392	26%	96,465	27%	6,927	7%
	$390,447	100%	$355,814	100%	$34,633	10%

	Nine Months Ended
	September 24, 2022		September 25, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Total revenue by geography:
Domestic	$573,786	53%	$496,416	48%	$77,370	16%
International	513,520	47%	528,532	52%	(15,012)	(3)%
	$1,087,306	100%	$1,024,948	100%	$62,358	6%
Total revenue by sales channel:
Direct	$821,666	76%	$795,672	78%	$25,994	3%
Indirect	265,640	24%	229,276	22%	36,364	16%
	$1,087,306	100%	$1,024,948	100%	$62,358	6%
Domestic revenue increased by $58.5 million, or 36%, during the three-months ended September 24, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from our ICP and other service provider verticals and certain Tier 1 customers. Domestic revenue increased by $77.4 million, or 16%, during the nine-months ended September 24, 2022 compared to the corresponding period in 2021, driven primarily by increased revenue from our ICP and other service provider verticals, which was partially offset by decreased revenue from certain Tier 1 customers and our cable vertical.
International revenue decreased by $23.9 million, or 12%, during the three-months ended September 24, 2022 compared to the corresponding period in 2021, driven primarily by certain Tier 1 customers and our cable and other service provider verticals, including our suspension of operations in Russia. International revenue decreased by $15.0 million, or 3%, during the nine-months ended September 24, 2022 compared to the corresponding period in 2021, driven primarily by decreased revenue from certain Tier 1 customers and our ICP vertical, including our suspension of operations in Russia, which was partially offset by increased revenue from our other service provider vertical.

Direct revenue increased by $27.7 million, or 11%, and indirect revenue increased by $6.9 million, or 7%, during the three-months ended September 24, 2022 compared to the corresponding period in 2021. The increase in direct revenue was driven by increased revenue from our ICP, cable and other service provider verticals and certain Tier 1 customers. The increase in indirect revenue was driven by ICP customers who purchased through our indirect sales channel. Direct revenue increased by $26.0 million, or 3%, and indirect revenue increased by $36.4 million, or 16%, during the nine-months ended September 24, 2022, compared to the corresponding period in 2021. The increase in direct revenue was driven by increased revenue from our ICP and other service provider verticals and certain Tier 1 customers. The increase in indirect revenue was driven by ICP customers who purchased through our indirect sales channel.
Cost of Revenue and Gross Margin
Gross profit was $134.4 million during the three-months ended September 24, 2022, with gross margin increasing to 34% compared to 33% in the corresponding period in 2021. In the three-months ended September 24, 2022, the increase was driven by the ramp of new vertically-integrated products, particularly ICE6, and ongoing cost improvement and quality initiatives, partially offset by higher costs related to component price increases, higher logistics and freight costs, and supply constrained manufacturing volumes. Gross profit was $355.3 million during the nine-months ended September 24, 2022, with gross margin decreasing to 33% compared to 35% in the corresponding period in 2021. In the nine-months ended September 24, 2022, the decrease was driven by higher costs related to component price increases, higher logistics and freight costs, and supply constrained manufacturing volumes, partially offset by ongoing cost improvement and quality initiatives. In addition, we incurred $0.9 million and $14.7 million of charges as a result of the exit from certain product lines in the three- and nine-months ended September 24, 2022, respectively.
We currently expect gross margin in the fourth quarter of 2022 to be higher than the third quarter of 2022 as we increase the proportion of revenue derived from sales of our vertically integrated products, including ICE6, but we currently expect elevated component prices and elevated logistics and freight costs to continue to impact gross margin.
Amortization of Intangible Assets
Amortization of intangible assets increased by $1.6 million, or 35%, during the three-months ended September 24, 2022, and by $4.8 million, or 35%, during the nine-months ended September 24, 2022, respectively, compared to the corresponding periods in 2021. The increase in both periods was due to the shortened life of certain developed technologies resulting from us having exited certain product lines in the fourth quarter of 2021.
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

Operating Expenses
The following tables summarize our operating expenses for the periods presented (in thousands, except percentage data):

	Three Months Ended
	September 24, 2022		September 25, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$76,156	20%	$76,648	22%	$(492)	(1)%
Sales and marketing	33,919	9%	33,223	9%	696	2%
General and administrative	28,923	7%	28,301	8%	622	2%
Amortization of intangible assets	3,582	1%	4,351	1%	(769)	(18)%
Restructuring and other related costs	1,142	—%	6,546	2%	(5,404)	(83)%
Total operating expenses	$143,722	37%	$149,069	42%	$(5,347)	(4)%

	Nine Months Ended
	September 24, 2022		September 25, 2021
	Amount	% of total revenue	Amount	% of total revenue	Change	% Change
Operating expenses:
Research and development	$228,202	21%	$224,111	22%	$4,091	2%
Sales and marketing	105,072	10%	99,777	10%	5,295	5%
General and administrative	86,963	8%	87,004	8%	(41)	0%
Amortization of intangible assets	10,995	1%	13,148	1%	(2,153)	(16)%
Acquisition and integration costs	—	—%	614	—%	(614)	NMF*
Restructuring and other related costs	9,545	1%	8,191	1%	1,354	17%
Total operating expenses	$440,777	41%	$432,845	42%	$7,932	2%
*NMF = Not meaningful
Research and Development Expenses
Research and development expenses decreased by $0.5 million, or 1% during the three-months ended September 24, 2022 and increased by $4.1 million, or 2%, during the nine-months ended September 24, 2022, respectively, compared to the corresponding periods in 2021. The increase during the nine-months ended September 24, 2022 was primarily attributable to higher employee-related expenses, material costs, and equipment costs related to bringing our new technologies to market and investments in future technologies. These costs were offset by lower facility costs due to site optimization and lower depreciation related to legacy technologies. We expect to increase research and development investments in our vertically integrated product portfolio expansion strategy, which we believe will drive higher revenue and profitability.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.7 million, or 2%, during the three-months ended September 24, 2022 and increased by $5.3 million, or 5%, during the nine-months ended September 24, 2022, respectively, compared to the corresponding periods in 2021. These increases were primarily attributable to higher employee-related expenses, increased travel costs as COVID-related restrictions eased, and higher marketing costs related to the resumption of in-person trade shows partially offset by lower facility costs and spending on trial equipment.

General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 2%, during the three-months ended September 24, 2022 compared to the corresponding period in 2021, driven primarily by higher employee-related expenses and outside professional services, partially offset by lower stock-based compensation, litigation settlement costs and tax expenses and higher bad debt recoveries. General and administrative expenses decreased by less than $0.1 million, during the nine-months ended September 24, 2022 compared to the corresponding period in 2021, driven by lower stock-based compensation, legal fees, settlement costs and professional services expenses, partially offset by higher employee-related expenses and the absence of sales tax credits recorded in the nine-months ended September 25, 2021.
Amortization of Intangible Assets
Amortization of intangible assets decreased by $0.8 million, or 18%, during the three-months ended September 24, 2022, and decreased by $2.2 million, or 16%, during the nine-months ended September 24, 2022, respectively, compared to the corresponding periods in 2021. The decreases were largely due to lower amortization of the value of customer relationships and backlog.
Acquisition and Integration Costs
There were no integration costs for the three-months ended September 24, 2022 due to the completion of our integration efforts related to the Acquisition in the first quarter of 2021.

Restructuring and Other Related Costs
Restructuring and other related costs decreased by $5.4 million, or 83%, during the three-months ended September 24, 2022, compared to the corresponding period in 2021. The decrease was primarily due to lower severance and other related expenses. Restructuring and other related costs increased by $1.4 million, or 17%, during the nine-months ended September 24, 2022, compared to the corresponding period in 2021. The increases were primarily due to lease-related impairment charges incurred for various sites.
See Note 9, “Restructuring and Other Related Costs” to the Notes to Condensed Consolidated Financial Statements for more information.
Other Income (Expense), Net

	Three Months Ended
	September 24, 2022	September 25, 2021	Change	% Change
	(In thousands)
Interest income	$269	$22	$247	1,123%
Interest expense	(6,516)	(12,622)	6,106	(48)%
Gain on extinguishment of debt	15,521	—	15,521	NMF*
Other loss	(7,105)	(4,763)	(2,342)	(49)%
Total other income (expense), net	$2,169	$(17,363)	$19,532	112%

	Nine Months Ended
	September 24, 2022	September 25, 2021	Change	% Change
	(In thousands)
Interest income	$426	$89	$337	379%
Interest expense	(18,760)	(36,482)	17,722	(49)%
Gain on extinguishment of debt	15,521	—	15,521	NMF*
Other loss	(4,605)	(14,439)	9,834	(68)%
Total other income (expense), net	$(7,418)	$(50,832)	$43,414	(85)%
*NMF = Not meaningful
Interest income during the three- and nine-month periods ended September 24, 2022 and September 25, 2021, respectively, was immaterial.
Interest expense decreased $6.1 million, or 48%, and $17.7 million, or 49%, during the three- and nine-months ended September 24, 2022, respectively, compared to the corresponding period in 2021, primarily due to the adoption of ASU 2020-06, which resulted in the elimination of the debt discounts for our convertible senior notes that were amortized to interest expense over their contractual terms prior to its adoption, offset by the write off of unamortized deferred debt issuance costs related to the asset-based revolving credit facility under the Prior Credit Agreement. See Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements for more information.
Gain on extinguishment of debt was $15.5 million during the three- and nine-months ended September 24, 2022 due to the partial repurchase of our 2024 Notes at a price that was below their par value. The gain includes and was reduced by the write-off of related deferred issuance costs of $3.5 million.
Other loss, decreased by $2.3 million, or 49%, during the three-months ended September 24, 2022 compared to the corresponding periods in 2021, primarily due to realized foreign exchange losses driven by foreign currency exchange rate changes. Other loss increased $9.8 million, or 68%, during the nine-months ended September 24, 2022 compared to the corresponding periods in 2021, primarily due to unrealized foreign exchange gains driven by foreign currency exchange rate changes.

Income Tax Provision
Income taxes for the three- and nine-months ended September 24, 2022 represented a tax expense of $4.8 million and $16.6 million on pre-tax losses of $7.1 million and $92.9 million, respectively. This compared to a tax expense of $5.5 million and $9.5 million, on pre-tax losses of $48.3 million and $128.2 million, for the three- and nine-months ended September 25, 2021, respectively. Provision for income taxes decreased by approximately $0.7 million and increased by approximately $7.0 million during the three- and nine-months ended September 24, 2022, respectively, compared to the corresponding period in 2021. The increase during the nine-months ended September 24, 2022 is a result of an increase in income taxes and withholding taxes in foreign jurisdictions, primarily driven by an increase in Germany's withholding tax rate to 18.8% as compared to 5.3% in the nine-months ended September 25, 2021.

Our effective tax rate was lower for the three-months ended September 24, 2022, due to an internal restructuring of our supply chain and customer-facing entities. The structure aligned and consolidated our intellectual property and the associated commercial risk and reward with the customer-facing entities that manage our supply chain.
Liquidity and Capital Resources

	Nine Months Ended
	September 24, 2022	September 25, 2021

	(In thousands)
Net cash flow provided by (used in):
Operating activities	$(36,996)	$26,759
Investing activities	$(37,750)	$(32,314)
Financing activities	$86,672	$(96,729)

	September 24, 2022	December 25, 2021

	(In thousands)
Cash and cash equivalents	$198,044	$190,611
Restricted cash	11,973	11,910
	$210,017	$202,521
Our restricted cash balance amounts are primarily pledged as collateral for certain standby letters of credit related to customer performance guarantees, value added tax licenses and property leases.
Operating Activities
Net cash used in operating activities during the nine-months ended September 24, 2022 was $37.0 million compared to $26.8 million net cash provided by operating activities for the corresponding period in 2021.
Net loss during the nine-months ended September 24, 2022 was $109.5 million, which included non-cash charges of $112.4 million such as depreciation, amortization of intangibles, restructuring charges and other related costs, amortization of debt issuance costs, operating lease expense, and stock-based compensation, compared to a net loss during the nine-months ended September 25, 2021 of $137.7 million, which included non-cash charges of $139.0 million.
Net cash used in working capital was $39.9 million during the nine-months ended September 24, 2022. Accounts receivable decreased by $64.8 million due to timing of customer billings and collections. Inventory levels increased by $45.5 million primarily due to our efforts to purchase more inventory to manage lead time challenges resulting from the industry-wide supply chain environment. Prepaid and other current assets increased by $37.0 million primarily due to an increase in customer contract assets as a result of shipment linearity patterns, other receivables and timing of prepaid software and tax payments. Accounts payable increased by $37.3 million primarily due to timing of payments to suppliers. Accrued expenses and other current liabilities decreased by $23.1 million primarily due to payout of management bonuses, timing of other compensation related expenses and tax payments. Deferred revenue decreased by $36.5 million primarily due to amortization of maintenance renewals during the period.

Net cash provided by working capital was $25.2 million during the nine-months ended September 25, 2021. Accounts receivable decreased by $42.5 million due to timing of customer billings and collections. Inventory levels increased by $24.9 million due to our efforts to purchase more inventory to manage lead time due to the industry semiconductor shortage. Prepaid and other assets decreased by $15.0 million primarily due to timing of tax payments and a lower contract asset balance due to timing of billings and revenue recognition. Accounts payable decreased by $2.1 million primarily due to timing of payments to suppliers. Accrued liabilities and other expenses increased by $19.1 million primarily due to higher accrued compensation and related benefits. Deferred revenue decreased by $24.2 million due primarily to the amortization of annual maintenance renewals during the period.
Investing Activities
Net cash used in investing activities during the nine-months ended September 24, 2022 was $37.8 million entirely for purchase of property and equipment.
Net cash used in investing activities during the nine-months ended September 25, 2021 was $32.3 million entirely for purchase of property and equipment.
Financing Activities
Net cash provided by financing activities during the nine-months ended September 24, 2022 was $86.7 million compared to net cash used in financing activities of $96.7 million in the corresponding period of 2021. Financing activities during the nine-months ended September 24, 2022 primarily included net proceeds of $92.9 million from our issuance of the 2028 Notes and partial repurchase of the 2024 Notes, and $15.2 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by $5.4 million term license purchases, $11.2 million payment of debt issuance costs incurred in connection with the issuance of the 2028 Notes and entering into the asset-based revolving credit facility under the Loan Agreement, $1.1 million payments on finance lease obligations, and tax withholdings in the amount of $3.3 million paid on behalf of certain employees for net share settlements of RSUs.
Net cash used in financing activities during the nine-months ended September 25, 2021 was $96.7 million. Financing activities during the nine-months ended September 25, 2021 primarily included payments of $77.0 million towards the Prior Credit Agreement, a $24.6 million repayment of third-party manufacturing funding, and a $5.5 million term license purchases. The period also included net proceeds of $16.5 million from the issuance of shares of our common stock under the ESPP. These proceeds were offset by tax withholdings in the amount of $4.7 million paid on behalf of certain employees for net share settlements of RSUs.
Liquidity
We believe that our current cash, along with the Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, and the interest payments on the Notes and the Credit Facility for at least 12 months. If the impact to our business and financial position of the COVID-19 pandemic, supply chain challenges, and disruptions in the global economy and financial markets is more extensive or prolonged than expected and our existing sources of cash are insufficient to satisfy our liquidity requirements, we may require additional capital from equity or debt financings to fund our operations, to respond to competitive pressures or strategic opportunities, or otherwise. In addition, we are continuously evaluating alternatives for efficiently funding our capital expenditures and ongoing operations. We may, from time to time engage in a variety of financing transactions for such purposes. We may not be able to secure timely additional financing, or restructure existing debt, on favorable terms or at all. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer dilution in their percentage ownership of us, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
On August 8, 2022, we issued the 2028 Notes, which will mature on August 1, 2028, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The net proceeds from the 2028 Notes issuance were approximately $362.4 million. We used approximately $283.6 million, which includes accrued and unpaid interest, of the net proceeds from this offering to repurchase approximately $299.8 million in aggregate principal amount of the 2024 Notes in privately negotiated transactions concurrently with the offering. We intend to use the remaining net proceeds from this offering for general corporate purposes, including working capital and to fund growth and potential strategic projects.

In the event that all of the 2028 Notes are converted, the Company would be required to repay the principal amount in cash and the conversion premium in any combination of cash and shares of its common stock at our election. As of September 24, 2022, long-term debt, net, included $363.0 million outstanding for the 2028 Notes, which represents the principal balance of $373.8 million, net of $10.8 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2028 Notes on August 1, 2028. To the extent that the holders of the 2028 Notes request conversion during an early conversion window, we may require funds for repayment of such 2028 Notes prior to their maturity date.
As of September 24, 2022, there are no contractual obligations related to the 2028 Notes due for the remainder of 2022. Interest cash payments begin on February 1, 2023, with payments of $13.7 million due in 2023 and $14.0 million due each year from 2023 through 2028. Principal of $373.8 million will be due upon maturity in 2028. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2028 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
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
As of September 24, 2022, we had not drawn upon the Credit Facility and we had availability of $112.7 million under the Credit Facility. For more information regarding the Credit Facility, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
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
For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 24, 2022, long-term debt, net, included $195.6 million outstanding for the 2027 Notes, which represents the principal balance of $200.0 million, net of $4.4 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2027 Notes on March 1, 2027. To the extent that the holders of the 2027 Notes request conversion during an early conversion window, we may require funds for repayment of such 2027 Notes prior to their maturity date.
As of September 24, 2022, there are no remaining contractual obligations related to the 2027 Notes due for the remainder of 2022, $5.0 million due each year from 2023 through 2026 and $202.5 million due in 2027. These amounts represent principal and interest cash payments over the term of the 2027 Notes. Any future redemption or conversion of the Notes could impact the amount or timing of our cash payments. For more information regarding the 2027 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
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
For the conversion obligation, we intend to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. As of September 24, 2022, long-term debt, net, included $101.6 million for 2024 Notes which represents the principal balance of $102.7 million, net of $1.1 million of unamortized debt issuance costs. The debt issuance costs are currently being amortized over the remaining term until maturity of the 2024 Notes on September 1, 2024. To the extent that the holders of the 2024 Notes request conversion during an early conversion window, we may require funds for repayment of such 2024 Notes prior to their maturity date.
As of September 24, 2022, there are no remaining contractual obligations related to the 2024 Notes due for the remainder of 2022, $2.2 million due in 2023 and $104.8 million due in 2024. These amounts represent principal and interest cash payments over the term of the 2024 Notes. Any future redemption or conversion of the 2024 Notes could impact the amount or timing of our cash payments. For more information regarding the 2024 Notes, see Note 12, “Debt” to the Notes to Condensed Consolidated Financial Statements.
As of September 24, 2022, we had $210.0 million of cash, cash equivalents and restricted cash including $89.6 million held by our foreign subsidiaries. Our policy with respect to undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested. As a result of the enactment in the United States of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), if and when funds are actually distributed in the form of dividends or otherwise, we expect minimal tax consequences, except for foreign withholding taxes, which would be applicable in some jurisdictions.
Off-Balance Sheet Arrangements
As of September 24, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Market Risk and Market Interest Risk
In September 2022, we issued the 2028 Notes. The 2028 Notes have a fixed annual interest rate of 3.75%, and, therefore, we do not have economic interest rate exposure on the 2028 Notes. However, the fair values of the 2028 Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the 2028 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2028 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The fair value of the 2028 Notes will generally increase as our credit worthiness improves and decrease when our creditworthiness weakens. The interest and market value changes affect the fair value of the 2028 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we do not carry the 2028 Notes at fair value. We present the fair value of the 2028 Notes for required disclosure purposes only.
For a discussion of our exposure to market risk and market interest risk related to the 2027 Notes and 2024 Notes, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no other material changes to our market risk during the nine-months ended September 24, 2022.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by our management, with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the control system’s objectives will be met. Additionally, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. Based on this evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that, as of September 24, 2022, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the nine-months ended September 24, 2022 there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
The information set forth above in Part 1, Item 1, Note 13 under the heading "Commitments and Contingencies – Legal Matters" is incorporated herein by reference.

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
•Supply chain and logistics issues, including delays, shortages, components that have been discontinued and increased costs, and our dependency on sole source, limited source or high-cost suppliers could harm our business and operating results.
•Any delays in the development, introduction or acceptance of our new products or in releasing enhancements to our existing products may harm our business.
•Our ability to increase our revenue will depend upon continued demand growth for additional network capacity and on the level and timing of customer capital spending.
•Aggressive business tactics by our competitors and new entrants may harm our business.
•The markets in which we compete are highly competitive and we may not be able to compete effectively.
•The effects of the COVID-19 pandemic could have a material adverse effect on our business, manufacturing operations and results of operations.
•Product performance problems or deployment delays could harm our business, results of operations and reputation.
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
•Our large customers have substantial negotiating leverage, which may harm our results of operations.
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

•Our Loan Agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
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
•The fundamental change provisions of the 2024 Notes, the 2027 Notes and the 2028 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
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
•If we fail to maintain effective internal controls over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
•We are subject to various governmental export control, trade sanctions and import laws and regulations that could impair our ability to compete in international markets or subject us to liability.
•We are subject to environmental regulations that could adversely affect our business.
•Regulations relating to environmental, social and governance matters, as well as customer and investor demands, may add operational complexity for us and may adversely affect our relationships with our customers, suppliers and investors.
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
Supply chain and logistics issues, including delays, shortages, components that have been discontinued and increased costs, and our dependency on sole source, limited source or high-cost suppliers could harm our business and operating results.
We are reliant on our global supply chain for the production of components for our products. The global supply chain has experienced disruptions that began in 2020 as a result of the COVID-19 pandemic, leading to delays, shortages, components that have been discontinued and increased costs. Beginning with the fourth quarter of 2020 and continuing through the third quarter of 2022, these disruptions continued to negatively impact our revenue and our results of operations. For example, shortages of certain key components adversely affected our ability to deliver products to customers in a timely manner. Additionally, price increases within our supply chain have continued to negatively affect our gross margin. The global supply chain for components for our products, especially for semiconductor components, continues to experience shortages, longer lead times and increased costs. These shortages, delays and increased costs are expected to continue throughout 2022 and likely into 2023. We cannot predict with certainty the scope, magnitude or duration of the impact that these supply chain disruptions will have on our business and results of operations. Any efforts that we make to mitigate supply chain issues, such as by making additional or long-term purchase commitments with our suppliers or by holding higher levels of inventory, could negatively impact our financial results if we do not accurately forecast customer demand or if our customers change their purchasing patterns in response to the evolving supply chain environment. Further, the lead times required for these mitigation efforts may not allow us to meet increased customer demand in a timely manner.
We currently purchase several key components for our products from sole or limited sources. In particular, we rely on our own production of certain components of our products, such as PICs, and on third parties, including sole source and limited source suppliers, for certain of the components of our products, including ASICs, field-programmable gate arrays, processors, and other semiconductor and optical components. We have increased our reliance on third parties to develop and manufacture components for certain products, some of which require custom development. We purchase most of these components on a purchase order basis and generally only have long-term contracts with these sole source or limited source suppliers. If any of our sole source or limited source suppliers suffer from capacity constraints, materials shortages, lower than expected yields, deployment delays, work stoppages or any other reduction or disruption in output, they may be unable to meet our delivery schedule, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components or cause us to transition such products to end-of-life status sooner than planned. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We may be unable to develop alternative sources for these components within a suitable time frame to be able to operate our business, or at all.

The loss of a source of supply, or lack of sufficient availability of key components, could require us to redesign products that use such components, which could result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. In addition, if our contract manufacturers do not receive critical components in a timely manner to build our products, then we would not be able to ship certain products in a timely manner and would, therefore, be unable to meet our prospective customers’ product delivery requirements. In the past, we have experienced delivery delays because of lack of availability of components or reliability issues with components that we were purchasing. In addition, some of our suppliers have gone out of business, merged with another supplier, or limited their supply of components to us, which may cause us to experience longer than normal lead times, supply delays and increased prices. We may in the future experience a shortage of certain components as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, strong demand in the industry for such components, or other disruptions in our supply chain, including those due to the COVID-19 pandemic. For example, during the first half of 2022, several of our materials suppliers with manufacturing facilities near Shanghai, China have been affected by COVID-19-related quarantines. As a result, shipments from these materials suppliers to certain of our contract manufacturers have been delayed, which constrained the ability of these contract manufacturers to supply certain components to us during the first and second quarters of 2022. In addition, disruptions to global macroeconomic conditions may create pressure on us and our suppliers to accurately project overall component demand and manufacturing capacity. These supplier disruptions may continue to occur in the future, which could limit our ability to produce our products and cause us to fail to meet a customer’s delivery requirements. Any failure to meet our customers’ product delivery requirements could harm our reputation and our customer relationships, either of which would harm our business and operating results.
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
At any given time, various new product introductions and enhancements to our existing products are in the development phase and are not yet ready for commercial manufacturing or deployment. We rely on third parties, some of which are relatively early-stage companies, to develop, manufacture and deliver components for our next-generation products, which can often require custom development. The development process from laboratory prototype to customer trials, and subsequently to general availability, involves a significant number of simultaneous efforts. These efforts often must be completed in a timely and coordinated manner so that they may be incorporated into the product development cycle for our systems, and include:
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
As we transition customers to new products, we face significant risk that our new products may not be accepted by our current or new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. In addition, the sale of new products may result in the cannibalization of sales for existing products, which may harm our results of operations. We could also incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.
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
In addition, demand for our products depends on the level and timing of capital spending in optical networks by service providers as they construct, expand and upgrade the capacity of their optical networks. Capital spending is cyclical in our industry and spending by customers can change on short notice. Any future decisions by our customers to reduce capital spending, whether caused by lower customer demand, weakening economic conditions as has been precipitated by the effects of the COVID-19 pandemic, rising borrowing costs, inflation, customer-specific supply chain issues, changes in government regulations relating to telecommunications and data networks, or other reasons, could have a material adverse effect on our business, financial condition and results of operations.
Aggressive business tactics by our competitors and new entrants may harm our business.
The markets that we compete in are extremely competitive, which often results in aggressive business tactics by our competitors and new entrants, including:
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
•the availability of components required to manufacture key products;
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

The effects of the ongoing COVID-19 pandemic could have a material adverse effect on our business, manufacturing operations and results of operations.
The COVID-19 pandemic has caused disruptions to our business and operations to date and could have a material adverse effect on our business and results of operations in the future. The COVID-19 global pandemic has adversely affected the economies of many countries and has resulted in significant governmental measures to control the spread of COVID-19, including, among others, restrictions on travel, business operations and the movement of people in many regions of the world in which we operate. The imposition of shelter-in-place or similarly restrictive work-from-home orders during the COVID-19 global pandemic has impacted, and could continue to impact, many of our offices and employees, including those located in the United States.
As a result of these governmental measures and pursuant to recommended safety guidelines, during the COVID-19 global pandemic we have at times temporarily closed or substantially limited the presence of personnel in our offices in several impacted locations, implemented travel restrictions and modified our participation in various industry events. Although our flexible approach to work arrangements and related policies continues to evolve in response to the reduced level of restrictiveness of these measures and guidelines in certain jurisdictions where we operate, the COVID-19 global pandemic has at times contributed to delays in certain operational processes, including our routine quarterly financial statement close process in the first quarter of 2020, and it may have an impact on our operational processes in the future. We have experienced disruption and delays in our global supply chain and manufacturing operations, logistics operations and customer support operations, including shipping delays, higher transport costs, and certain limitations on our ability to access customer fulfillment and service sites. We are dependent on sole source and limited source suppliers for several key components, and we have experienced capacity issues, longer lead times, increased costs and shortages with certain component suppliers, including for semiconductors, impacting our operational processes and results of operations. Some of these disruptions negatively impacted our revenue and our results of operations.
The impact of the COVID-19 pandemic on our business and results of operations in the remainder of 2022 and the future remains uncertain and is dependent in part on future vaccination and infection rates, the emergence of new strains of the virus, the continued effectiveness and availability of vaccinations and vaccine boosters, and broader global macroeconomic developments. We may face further disruptions or restrictions on our ability to source, manufacture or distribute our products due to existing or additional governmental restrictions in multiple countries on business operations and movement of people and products. If we experience pronounced disruptions in our operations or in our ability to service our customers, including due to COVID-19 infections or quarantines among our employees and service providers, or if we face continued supply chain disruption or curtailed customer demand, these factors may materially adversely impact our business and results of operations. We could also face negative impacts on our liquidity and capital resources in the future due to the effects of the COVID-19 pandemic and its impacts on our customers, suppliers, third-party service providers and capital markets.
Product performance problems, including undetected errors in our hardware or software, or deployment delays could harm our business, results of operations and reputation.
The development and production of products with high technology content is complicated and often involves problems with hardware, software, components and manufacturing methods. Complex hardware and software systems that are built with and include increasingly sophisticated technology, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers that are either faulty or do not meet our product specifications, and performance issues related to software updates. From time to time, we have had to replace certain components or provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may also suffer degradation of performance and reliability over time.
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
From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control, such as customer dependencies affected by the COVID-19 pandemic or supply chain disruptions affecting our customers or us. For example, in each of the first three quarters of 2022, we experienced project delays due to incomplete customer readiness, and unavailability of certain customer resources and customer-furnished material required for project implementation. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.
If we lose key personnel or fail to attract and retain additional qualified personnel when needed, our business may be harmed.
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, and finance personnel, many of whom will be approaching retirement age in the next decade and many of whom would be difficult to replace. For example, senior members of our engineering team have unique technical experience that would be difficult to replace. Because our products are complex, we must hire and retain highly trained customer service and support personnel to ensure that the deployment of our products does not result in network disruption for our customers. We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled personnel, and competition for these individuals is intense in our industry, especially in the San Francisco Bay Area where we are headquartered and, increasingly, in certain cities and regions where we have operations outside the United States as well. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as timely product introductions. These risks may be exacerbated due to labor market changes resulting from the ongoing COVID-19 pandemic, including a recent competitive wage environment and higher attrition. For example, in fiscal 2021 and the first three quarters of 2022, we experienced a greater rate of turnover in our workforce than in fiscal 2020 and this rate may continue for the remainder of fiscal 2022. In addition, we do not have long-term employment contracts or key person life insurance covering any of our key personnel. If we are unable to identify, attract and retain qualified personnel, we may be unable to manage our business effectively, and our results of operations could suffer.

We are dependent on a small number of key customers for a significant portion of our revenue from period to period and the loss of, or a significant reduction in, orders from one or more of our key customers would reduce our revenue and harm our operating results.
A relatively small number of customers accounts for a large percentage of our revenue from period to period. For example, for the quarter ended September 24, 2022, our top ten customers accounted for approximately 49% of our total revenue and one customer accounted for 12% of the Company's total revenue. For 2021, our top ten customers accounted for approximately 42% of our total revenue and no customer accounted for 10% or more of the Company's revenue. For 2020, our top ten customers accounted for approximately 43% of our total revenue and one customer accounted for 11% of the Company's revenue. Our business will likely be harmed if any of our key customers, for whatever reason, substantially reduce, delay or stop their orders from us. In addition, our business will be harmed if we fail to maintain our competitive advantage with our key customers or do not add new large customers over time. We continue to expect a relatively small number of customers to continue to account for a large percentage of revenue from period to period. However, customer consolidation could reduce the number of key customers that generate a significant percentage of our revenue and may increase the risks relating to dependence on a small number of customers.
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
Minor deviations in the PIC manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. In the past, we have had significant variances in our PIC yields, including production interruptions and suspensions and may have continued yield variances, including additional interruptions or suspensions, in the future. Lower than expected yields from our PIC manufacturing process or defects, integration issues or other performance problems in our products could limit our ability to satisfy customer demand requirements and could damage customer relations and cause business reputation problems, harming our business and operating results.
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
In addition, our suppliers in the communications networking industry have recently continued to consolidate. For example, Lumentum acquired Oclaro in 2018 and II-VI acquired Finisar in 2019. In July 2022, II-VI also closed its acquisition of Coherent. Supplier consolidation may lead to increased prices of components for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain components and materials that are required to manufacture our products.
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
Any of these risks could impair our ability to fulfill orders. Our products are built with and incorporate increasingly sophisticated technology and any delays by our contract manufacturers or their inability to meet our product specifications or quality standards may cause us to be unable to meet the delivery requirements of our customers, which could decrease customer satisfaction and harm our product sales. In addition, if our contract manufacturers are unable or unwilling to continue manufacturing our products or components of our products in required volumes or our relationship with any of our contract manufacturers is discontinued for any reason, we would be required to identify and qualify alternative manufacturers, which could cause us to be unable to meet our supply requirements to our customers and result in the breach of our customer agreements. Qualifying a new contract manufacturer and commencing volume production is expensive and time-consuming. If we are required to change or qualify a new contract manufacturer, we could lose revenue and damage our customer relationships.
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
Many of our customers are large service providers and ICPs that have substantial purchasing power and leverage in negotiating contractual arrangements with us. In addition, customer consolidation in the past few years has created combined companies that are even larger and have greater negotiating leverage. Our customers have sought and may continue to seek advantageous pricing, payment and other commercial terms. We have occasionally agreed and may continue to agree to unfavorable commercial terms with these customers, including the potential of reducing the average selling price of our products, increasing cost of sales or agreeing to extended payment terms in response to these commercial requirements or competitive pricing pressures. Continued inflation could decrease the profitability of customer contracts, particularly those with extended payment terms, that are not indexed to inflation. If we are compelled to agree to disadvantageous terms and conditions, unable to comply with such terms and conditions, or adapt our business model and operations to such terms and conditions, then our operating results will be negatively impacted.

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
We may not be able to generate sufficient cash flow from operations to make anticipated capital expenditures, to enable us to service our debt or grow our business. For example, in each of fiscal 2018, fiscal 2019 and fiscal 2020, we had a net loss and negative cash flows from operations and we may incur losses and negative cash flows from operations in future fiscal years. Our ability to pay our expenses, service our debt and fund planned capital expenditures will depend on our future performance, which will be affected by general economic, competitive, legislative, political, regulatory, public health issues and other factors beyond our control, and our ability to continue to realize synergies and anticipated cost savings. If we are unable to generate sufficient cash flow from operations to service our debt or to make anticipated capital expenditures, we may be required to sell assets, reduce capital expenditures, borrow additional funds or evaluate alternatives for efficiently funding our capital expenditures and ongoing operations, including the issuance of equity, equity-linked and debt securities.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation has continued in the U.S. and globally. Inflation can adversely affect us by increasing the costs of labor, supplies and other costs of doing business. In an inflationary environment, our ability to raise prices or add additional cost-recovery surcharges of a magnitude sufficient to match the rate of inflation, on a timely basis, may be constrained by customer resistance and competitive concerns, as well as industry-specific and other economic conditions, which would reduce our profit margins. Moreover, even if we seek to implement price increases in response to current increased inflationary pressures, because of our long sales cycle, we may recognize increased costs as a result of inflation before we are able to recognize the benefits of any such price increases. We have experienced, and continue to experience, increases in the prices of labor, supplies and other costs of doing business. Continued inflationary pressures could adversely impact our profitability.
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
•increased price competition for our products, not only from our competitors, but also as a result of the utilization of inventoried or underutilized products by our customers or potential customers, which could put additional downward pressure on our near-term gross profits;
•risk of excess or obsolete inventories;
•our customers facing financial difficulties, including bankruptcy;
•excess manufacturing capacity and higher associated overhead costs as a percentage of revenue; and
•more limited ability to accurately forecast our business and future financial performance.
The effects of the COVID-19 pandemic have negatively affected the economies of many countries and have created significant uncertainty regarding global macroeconomic conditions. The COVID-19 pandemic continues to cause disruption and volatility in capital markets, credit markets, and, in particular, supply chains. Recently, there has been high inflation, along with other signs of economic disruption, that are compounding the uncertainty of global macroeconomic conditions and increasing the risk of unfavorable macroeconomic and market conditions. These conditions may also result in the tightening of credit markets, which could limit or delay our customers’ ability to obtain necessary financing for their purchases of our products.
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
Our business requires significant capital. We have historically relied on outside debt or equity financing as well as cash flow from operations to fund our operations, capital expenditures and expansion. For example, in September 2018, we issued convertible senior notes due September 1, 2024 (the “2024 Notes”) to pay the cost of related capped call transactions, as discussed below, to fund the cash portion of the purchase price of the Acquisition, and for general corporate purposes. In August 2019 and as amended thereafter, we entered into the Prior Credit Agreement to provide additional working capital flexibility to manage our business. In addition, in March 2020, we issued convertible senior notes due March 1, 2027 (the “2027 Notes”) to raise additional funds for general corporate purposes, including working capital to fund growth and potential strategic projects. On August 12, 2020, we entered into an Open Market Sales Agreement with Jefferies LLC ("Jefferies") under which we issued and sold through Jefferies, acting as agent and/or principal, shares of our common stock having an aggregate offering price of $96.3 million, to raise funds for general corporate purposes, including working capital and capital expenditures. In June 2022, we terminated the Prior Credit Agreement and entered into the Loan Agreement to repay existing debt (including amounts outstanding under the Prior Credit Agreement) and for working capital and general corporate purposes, including to fund growth. In August 2022, we issued convertible senior notes due August 1, 2028 (the “2028 Notes” and, together with the 2024 Notes and the 2027 Notes, the “convertible senior notes”) to repurchase a portion of the 2024 Notes, for general corporate purposes, including working capital and to fund growth and potential strategic projects. We may require additional capital from equity or equity-linked financing, debt financing or other financings in the future to fund our operations, respond to competitive pressures or strategic opportunities or to refinance our existing debt obligations. In the event that we require additional capital, we may not be able to secure timely additional financing, or restructure existing debt, on favorable terms, or at all, and may be affected by the impacts of the COVID-19 pandemic on capital markets, including inflationary pressures. The terms of any additional financings or restructurings may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be limited and our business will be harmed.

Our Loan Agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.

Our Loan Agreement contains a number of restrictive covenants that may impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term interest, including restrictions on our ability to incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates, in each case subject to limitations and exceptions set forth in the Loan Agreement. The Loan Agreement also contains a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio.

The Loan Agreement also contains customary events of default, such as the failure to pay obligations when due, a material breach of representations and warranties or covenants, the entry of material judgments against certain of our subsidiaries, the initiation of bankruptcy or insolvency proceedings of certain of our subsidiaries, defaults on certain other indebtedness, a change of control, the failure of the guaranty of certain of our subsidiaries to be in effect or the failure of the security documents to create valid and perfected liens or the loan documents to be valid and enforceable, which could have a material adverse effect on our business, operations, and financial results. Upon an event of default, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral, which could force us into bankruptcy or liquidation. In the event that our lenders accelerated the repayment of the borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the Loan Agreement would likely have a material adverse effect on us. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.

In addition, we may enter into other credit agreements or other debt arrangements from time to time which contain similar or more extensive restrictive covenants and events of default, in which case we may face similar or additional limitations as a result of the terms of those credit agreements or other debt arrangements.
Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
As of September 24, 2022, the outstanding aggregate principal amount of the 2024 Notes, the 2027 Notes and the 2028 Notes was $102.7 million, $200.0 million and $373.8 million, respectively. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
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
We have sales and support personnel in the Americas, EMEA (with offices in the Middle East) and APAC (including China). In addition, we have established development centers in Canada, China, Finland, Germany, India, Portugal and Sweden. There is no assurance that our reliance upon development resources in international locations will enable us to achieve meaningful cost reductions or greater resource efficiency. We are also aggressively pursuing opportunities with customers in additional geographies, including EMEA, APAC and Latin America. Our efforts to increase our sales and capture market share in international markets may ultimately be unsuccessful and may limit our growth and adversely impact our business, financial condition and results of operations.
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
The storage and distribution of our inventory is primarily concentrated in one location in southeastern Asia, which further increases the risks of our global operations. As a result, our operations are susceptible to local and regional factors in that area, such as accidents, system failures and weather conditions, natural disasters (including floods and earthquakes and related fires), and other unforeseen events and circumstances. Any significant interruption in the operations or availability of the storage facilities in which our inventory is held could lead to logistical and fulfillment issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
International customers may also require that we comply with certain testing or customization of our products to conform to local standards. The product development costs to test or customize our products could be extensive and a material expense for us.
Our international operations are also subject to increasingly complex foreign and U.S. laws and regulations, including, but not limited to, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and the United Kingdom Bribery Act 2010, as amended (the “UK Bribery Act”), antitrust or competition laws, anti-money laundering laws, various trade controls, national security related regulations, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies, procedures and training designed to ensure compliance with these laws and regulations, there can be no complete assurance that any individual employee, contractor or agent will not violate our policies. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could also adversely affect our current or future business.
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
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We have from time to time entered into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency account balances. Even if we have forward contracts in place, while they may reduce some of the impact of currency exchange rate movements on certain transactions, they would not cover all foreign-denominated transactions and therefore may not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.
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
The United States has recently enacted the Inflation Reduction Act, which, among other changes, implements a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income of certain companies. We are evaluating the impact of these taxes on our effective tax rate, including the impact of the excise tax on transactions with respect to our capped call. Many countries and organizations such as the Organization for Economic Cooperation and Development are actively considering changes to existing tax laws or have proposed or enacted new laws, including an agreement to implement a 15% global minimum tax, that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our results of operations.
We may issue additional shares of our common stock in connection with conversions of the 2024 Notes, the 2027 Notes or the 2028 Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
In the event that some or all of each series of convertible senior notes are converted and we elect to deliver shares of common stock to the extent permitted, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of any series of Notes could depress the market price of our common stock.

The fundamental change provisions of the 2024 Notes, the 2027 Notes and the 2028 Notes may delay or prevent an otherwise beneficial takeover attempt of us.
If a fundamental change, such as an acquisition of our company, occurs prior to the maturity of the 2024 Notes, the 2027 Notes or the 2028 Notes, holders of the applicable series of convertible senior notes will have the right, at their option, to require us to repurchase all or a portion of their convertible senior notes of such series. In addition, if such fundamental change also constitutes a make-whole fundamental change, the conversion rate for the applicable series of convertible senior notes may be increased upon conversion of the such series of convertible senior notes in connection with such make-whole fundamental change. Any increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase any series of convertible senior notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading companies in the optical transport networking industry, including our competitors, have extensive patent portfolios with respect to optical transport networking technology. In addition, non-practicing patent holding companies seek to monetize patents they have purchased or otherwise obtained. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in technology implementation occur. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors or other third parties have asserted, and may continue to assert, claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In addition, in the past we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, we could face claims of infringement. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuits or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated. For additional information regarding certain of the legal proceedings in which we are involved, see Part I, Item 1, Note 13 under the heading “Legal Matters.”
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

If we fail to maintain effective internal controls over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The provisions of the act require, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, deferred revenue and inventory costs. While we continue to automate our processes and put in place controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error. If we are unable to implement effective key operation controls around financial processes and successfully manage and monitor manual processes, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline. In addition, prior to the Acquisition, we maintained separate internal controls over financial reporting with different financial reporting processes and different ERP systems, and Coriant, as a private company, was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Any issues with our integrated ERP system may cause time delays and impact our ability to undertake financial reporting in a timely manner.
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
We have procedures in place designed to ensure our compliance with Trade Controls, with which failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, or reputational harm. Further, the process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes, and monitoring and ensuring compliance can be challenging, particularly given that our products are widely distributed throughout the world. Although we have no knowledge that our activities have resulted in violations of Trade Controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations, and penalties.

In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products and certain product features or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in U.S. and foreign import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. For example, in 2018 and 2019, the United States imposed tariffs on a large variety of products originating from China, including some on components that are supplied to us from China. Depending upon the duration and implementation of these and future tariffs, as well as our ability to mitigate their impact, these tariffs could materially affect our business, including in the form of increased cost of goods sold, increased pricing for customers, and reduced sales. Additionally, the U.S. government recently announced new controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and adding additional entities to restricted party lists. At this time, it remains unclear what additional actions, if any, will be taken by the governments of the United States or China with respect to such trade and tariff matters. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies impacted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Failure to comply with these and similar laws on a timely basis, or at all, or any limitation on our ability to develop, export or sell our products would adversely affect our business, financial condition and results of operations.
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

Regulations relating to environmental, social and governance matters, as well as customer and investor demands, may add operational complexity for us and may adversely affect our relationships with our customers, suppliers and investors.

There has been an increased focus on environmental, social and governance ("ESG") matters that affect companies globally. A number of our customers have adopted, or may adopt, procurement policies that include environmental or social responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate ESG policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate ESG responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. If we are unable to comply with, or are unable to cause our suppliers or contract manufacturers to comply with such policies or provisions, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

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
Our U.S. government contract revenue includes income derived from contracts that require our employees to maintain various levels of security clearances and may require us to maintain a facility security clearance, to comply with Department of Defense (“DoD”) requirements. The DoD has strict security clearance requirements for personnel who perform work in support of classified programs. In general, access to classified information, technology, facilities, or programs are subject to additional contract oversight and potential liability. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide specific information about these classified programs, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business or our business overall. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then a customer requiring classified work could terminate an existing contract or decide not to renew the contract upon its expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated.
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
•market conditions in our industry, the industries of our customers and the economy as a whole, including global trade tariffs, supply chain disruptions, and fluctuations in currency exchange rates, interest rates or inflation rates;
•social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic; and
•adoption or modification of regulations, policies, procedures or programs applicable to our business.

A downturn in the economic market, including in response to negative financial news, continued inflation, declines in income or asset values, conditions in the real estate and mortgage markets, changes to fuel and other energy costs, and other economic factors, may lead to market volatility and associated uncertainty. In addition, if the market for technology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.
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
Our headquarters and the majority of our infrastructure, including our PIC fabrication manufacturing facility, are located in Northern California, an area that is susceptible to earthquakes, fires, floods and other natural disasters. Further, attacks and violence aimed at Northern California or at the United States energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, targeted attack or other man-made or natural catastrophe were to destroy any part of our or our contract manufacturers’ or suppliers' facilities, destroy or disrupt vital infrastructure systems, or interrupt our operations or supply chain for any extended period of time, our business, financial condition and results of operations would be harmed. For related risks concerning the operations and availability of the storage facilities in which our inventory is held, see also the Risk Factor titled "Our international sales and operations subject us to additional risks that may harm our operating results."

Item 6.Exhibits

Exhibit No.	Description

4.1
Indenture, dated August 8, 2022, by and between Infinera Corporation and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 8, 2022.

4.2	Form of 3.75% Convertible Senior Notes due 2028 (included in Exhibit 4.1).

10.1
First Amendment to Loan, Guaranty and Security Agreement, dated as of August 2, 2022, among Infinera Corporation, the other obligors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 3, 2022.

10.2
Purchase Agreement, dated August 3, 2022, by and between Infinera Corporation and Jefferies LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (No. 001-33486) filed with the SEC on August 8, 2022.

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

Infinera Corporation

By:	/s/ NANCY ERBA
Nancy Erba Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 2, 2022